Form 10-Q
period 2007-06-30
SemGroup Energy Partners, L.P.
filed 2007-08-16
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number

001-33503

SEMGROUP ENERGY PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-8536826
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Warren Place

6120 South Yale Avenue, Suite 500

Tulsa, Oklahoma 74136

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (918) 524-5500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2007, there were 14,375,000 common units and 12,570,504 subordinated units outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEMGROUP ENERGY PARTNERS, L.P. PREDECESSOR

BALANCE SHEETS

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
	(in thousands)
ASSETS (collateral for Parent debt - see Note 6)
Current assets:
Accounts receivable, net of allowance for doubtful accounts of $100 and $76 at December 31, 2006 and June 30, 2007, respectively	$2,544	$3,813
Other current assets	1,256	1,760

Total current assets	3,800	5,573

Property, plant and equipment, net of accumulated depreciation of $33,153 and $35,449 at December 31, 2006 and June 30, 2007, respectively	92,245	102,466
Goodwill	6,340	6,340
Other assets, net	2,462	2,245

Total assets (collateral for Parent debt - see Note 6)	$104,847	$116,624

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Book overdrafts	$87	$33
Accounts payable	4,674	3,560
Accrued liabilities	1,183	1,788
Current portion of capital lease obligations	1,877	1,782

Total current liabilities	7,821	7,163

Long-term debt payable to Parent	31,191	31,191
Long-term capital lease obligations	3,689	2,792

Commitments and contingencies (Note 7)

Division equity	62,146	75,478

Total liabilities and division equity	$104,847	$116,624

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P. PREDECESSOR

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(unaudited)
	(in thousands)
Service revenue	$6,603	$10,464	$12,941	$19,098

Expenses:
Operating	11,649	18,041	24,976	34,158
General and administrative	2,718	4,118	5,495	8,490

Total expenses	14,367	22,159	30,471	42,648

Operating loss	(7,764)	(11,695)	(17,530)	(23,550)

Other expenses:
Interest expense	530	516	1,041	945

Net loss	$(8,294)	$(12,211)	$(18,571)	$(24,495)

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P. PREDECESSOR

STATEMENTS OF CHANGES IN DIVISION EQUITY

Division Equity
(unaudited)
(in thousands)
Balance, December 31, 2006	$62,146

Contribution from Parent	37,827

Net loss	(24,495)

Balance, June 30, 2007	$75,478

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P. PREDECESSOR

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2007
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(18,571)	$(24,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,770	4,387
Loss on sale of assets	50	52

Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(3,633)	(1,269)
Increase in other current assets	(679)	(504)
Decrease in other assets	—	70
Decrease in accounts payable	(6,679)	(693)
Decrease in accrued liabilities	1,299	605

Net cash used in operating activities	(24,443)	(21,847)

Cash flows from investing activities:
Acquisition	(9,835)	—
Capital expenditures	(15,226)	(15,265)
Proceeds from sale of assets	126	331

Net cash used in investing activities	(24,935)	(14,934)

Cash flows from financing activities:
Increase (decrease) in book overdrafts	86	(54)
Payments on capital lease obligations	(1,060)	(992)
Contribution from Parent	50,352	37,827

Net cash provided by financing activities	49,378	36,781

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Cash paid for interest, net of amount capitalized	$1,041	$945
Changes in accounts payable related to purchases of property, plant and equipment	5,591	(421)

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P. PREDECESSOR

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION—SemGroup Energy Partners, L.P. Predecessor (the “Predecessor”) includes the assets, liabilities and results of operations of certain crude oil terminalling and storage and gathering and transportation operations of SemGroup, L.P. (“Parent”) held by SemGroup Holdings, L.P. (“SemGroup Holdings”) prior to their contribution by SemGroup Holdings to SemGroup Energy Partners, L.P. (the “Partnership”). The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

NATURE OF BUSINESS—The Predecessor conducts its operations in the United States primarily in Oklahoma, Kansas and Texas. The Predecessor provides integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil.

2. BASIS OF PRESENTATION

The accompanying financial statements and related notes present the Predecessor’s financial position as of December 31, 2006 and June 30, 2007, and the results of our operations, changes in division equity, and cash flows for the six months ended June 30, 2006 and 2007.

The Predecessor’s accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying financial statements include the assets, liabilities and results of operations of certain terminalling, storage, gathering and transportation operations of the Predecessor that were contributed to the Partnership prior to the closing of the Partnership’s initial public offering on a carve out basis. Specifically, the Predecessor’s terminalling, storage, gathering and transportation operations were contributed to the Partnership and include crude oil storage capacity located in Oklahoma, Kansas and Texas, pipelines that gather and transport crude oil in Oklahoma and Texas, and owned or leased crude oil transport trucks that gather and transport crude oil primarily in Oklahoma, Kansas and Texas. Working capital was not contributed to, and debt payable to Parent was not assumed by, the Partnership. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

Throughout the periods covered by the financial statements, Parent has provided cash management services to the Predecessor through a centralized treasury system. As a result, all of the Predecessor’s charges and cost allocations covered by the centralized treasury system were deemed to have been paid to Parent in cash, during the period in which the cost was recorded in the financial statements. In addition, cash advances by Parent in excess of cash earned by the Predecessor are reflected as contributions from Parent in the statements of division equity. As a result of this accounting treatment, the Predecessor’s working capital does not reflect any affiliate accounts payable for personnel and services, and the Predecessor had a negative working capital balance of $4.0 million and $1.6 million at December 31, 2006 and June 30, 2007, respectively. See note 6 for discussion of the Predecessor debt payable to Parent.

The Predecessor has historically been a part of the integrated operations of Parent, and neither Parent nor the Predecessor recorded revenue associated with the terminalling, storage, gathering and transportation services provided on an intercompany basis. Parent and the Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in these financial statements only represent services provided to third parties.

The accompanying financial statements include allocated general and administrative charges from Parent for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. General and administrative charges allocated by Parent were $1.9 million and $2.7 million for the six months ended June 30, 2006 and 2007, respectively. Management believes that the allocated general and administrative expense is representative of the costs and expenses incurred by Parent for the Predecessor. See note 8 for discussion of the methods of allocation. The statements of operations and cash flows for the six months ended June 30, 2006 and 2007 are unaudited. In the opinion of management, the unaudited interim financial statements have been prepared on the same bases as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods. Interim financial results are not necessarily indicative of the results to be expected for an annual period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements and other information included in this Quarterly

SEMGROUP ENERGY PARTNERS, L.P. PREDECESSOR

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Report on Form 10-Q should be read in conjunction with the Predecessor’s financial statements and notes thereto for the year ended December 31, 2006 included in our prospectus filed pursuant to Rule 424(b)(4).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. The Predecessor makes significant estimates including: (1) allowance for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated cash flows and fair values inherent in impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”); (4) estimated fair value of assets and liabilities acquired and identification of associated intangible assets; (5) accruals related to revenues and expenses; and (6) liability and contingency accruals. Although the Predecessor’s management believes these estimates are reasonable, actual results could differ from these estimates.

IMPAIRMENT OF LONG-LIVED ASSETS—Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as amended. Under SFAS 144, assets are tested for impairment when events or circumstances indicate that their carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows. There were no asset impairments in the three or six month periods ended June 30, 2007.

INCOME AND OTHER TAXES—Parent and the Predecessor are not subject to federal income taxes. As a result, their earnings or losses for federal income tax purposes have been included in the tax returns of their individual partners or owners.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs that do not add capacity or extend the useful life of an asset are expensed as incurred. The carrying value of the assets is based on estimates, assumptions and judgments relative to useful lives and salvage values. As assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in other income in the statements of operations.

Property, plant and equipment, net is stated at cost and consisted of the following (in thousands):

	Estimated Useful Lives (Years)	December 31, 2006	June 30, 2007
Land		$93	$310
Pipelines and facilities	15-25	29,333	30,874
Storage and terminal facilities	10-25	42,445	71,240
Transportation equipment, injection stations	5-10	24,383	23,403
Office property and equipment and other	3-10	5,609	7,011
Construction-in-progress		23,535	5,077

Property, plant and equipment, gross		125,398	137,915
Accumulated depreciation		(33,153)	(35,449)

Property, plant and equipment, net		$92,245	$102,466

SEMGROUP ENERGY PARTNERS, L.P. PREDECESSOR

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Property, plant and equipment includes assets under capital lease of $5.5 million and $4.5 million, net of accumulated depreciation of $4.7 million and $4.5 million at December 31, 2006 and June 30, 2007, respectively.

Depreciation expense for the six months ended June 30, 2006 and 2007 was $3.8 million and $4.2 million, respectively.

The Predecessor calculates its depreciation using the straight-line method, based on estimated useful lives of its assets. These estimates are based on various factors including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions, and supply and demand in the area. When assets are put into service, the Predecessor makes estimates with respect to useful lives and salvage values that it believes are reasonable. However, subsequent events could cause the Predecessor to change its estimates, thus impacting the future calculation of depreciation.

5. ACQUISITIONS

On June 30, 2006, Parent completed the acquisition of the assets of Big Tex Crude Oil Company (“Big Tex”), a crude oil gathering, transportation and marketing company located in Abilene and Midland, Texas, and in Hobbs, New Mexico, for total consideration of approximately $15.5 million. Assets from this acquisition assigned to the Predecessor totaled $9.8 million, consisting primarily of equipment, vehicles and intangibles related to customer relationships and non-compete agreements, including goodwill of $1.6 million and intangibles of $2.4 million.

6. LONG TERM DEBT PAYABLE TO PARENT

Borrowings associated with Parent’s acquisition of the Predecessor in 2000 were allocated to the Predecessor and are reported as long term debt payable to Parent. At December 31, 2006 and June 30, 2007, debt payable to Parent totaled $31.2 million. This debt includes interest and other terms generally consistent with Parent’s working capital facility. Interest is payable quarterly at the prime rate plus 0.25% (8.50% at June 30, 2007) and all borrowings are due and payable in October, 2010. Interest expense on the note was $0.7 million for both the six months ended June 30, 2006 and 2007, net of capitalized interest of $0.6 million for both periods.

Generally, all assets of Parent, including the assets of the Predecessor, are pledged as collateral on substantially all of Parent’s debt. Payment of the debt of Parent is not dependent upon the cash flows of the Predecessor.

7. COMMITMENTS AND CONTINGENCIES

The Predecessor leases certain real property, equipment and operating facilities under various operating and capital leases. It also incurs costs associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations. Future non-cancellable commitments related to these items at June 30, 2007 are summarized below (in thousands):

SEMGROUP ENERGY PARTNERS, L.P. PREDECESSOR

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Capital Leases	Operating Leases
For twelve months ending:
June 30, 2008	$2,131	$3,117
June 30, 2009	1,827	3,111
June 30, 2010	1,123	2,834
June 30, 2011	100	2,623
June 30, 2012	—	903
Thereafter	—	1

Total future minimum lease payments	5,181	$12,589

Less amount representing interest	(607)

Net future minimum lease payments	4,574

Less current portion	(1,782)

	$2,792

Rental expense related to leases was $0.2 million, $0.7 million, $0.4 million and $1.3 million for each of the three month periods ended June 30, 2006 and 2007 and the six month periods ended June 30, 2006 and 2007, respectively.

The Predecessor is from time to time subject to various legal actions and claims incidental to its business, including those arising out of employment-related matters. The Predecessor believes that these routine legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Predecessor. Once the Predecessor determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to its estimate of the likely exposure. The Predecessor did not have an accrual for legal settlements as of December 31, 2006 or June 30, 2007.

8. RELATED PARTY TRANSACTIONS

The Predecessor has a storage agreement with an entity owned by a unitholder of its general partner under which the Predecessor recognized $0.3 million and $0.0 million in storage revenue during the six months ended June 30, 2006 and 2007, respectively. At June 30, 2007, nothing was due from this entity. The Predecessor has a transportation agreement with an entity owned by a unitholder of its general partner under which the Predecessor recognized $0.0 million and $0.1 million in transportation revenue during the six months ended June 30, 2006 and 2007, respectively. At June 30, 2007, nothing was due from this entity.

The employees supporting the Predecessor’s operations are employees of Parent. The Predecessor’s financial statements include costs allocated to it by Parent for centralized general and administrative services performed by Parent, as well as depreciation of assets utilized by Parent’s centralized general and administrative functions. Costs allocated to the Predecessor were based on identification of Parent’s resources which directly benefit the Predecessor and its proportionate share of costs based on the Predecessor’s estimated usage of shared resources and functions. Costs were allocated to the Predecessor based on its proportionate share of Parent’s headcount, compensation expense, net revenues or square footage as appropriate for the nature of the charge. All of the allocations are based on assumptions that the Partnership’s management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if the Predecessor had been operated as a stand-alone entity. See note 6 for a discussion of debt payable to the Parent.

9. OPERATING SEGMENTS

The Predecessor’s operations consist of two operating segments: (i) terminalling and storage services and (ii) gathering and transportation services.

TERMINALLING AND STORAGE SERVICES—The Predecessor provides crude oil terminalling and storage services at its terminalling and storage facilities located in Oklahoma, Kansas and Texas.

GATHERING AND TRANSPORTATION SERVICES—The Predecessor owns and operates two pipeline systems, the Mid-Continent system and the Longview system, that gather crude oil purchased by Parent and its other customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Predecessor and others. The Predecessor refers to its gathering and transportation system located in Oklahoma and the Texas

SEMGROUP ENERGY PARTNERS, L.P. PREDECESSOR

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Panhandle as the Mid-Continent system. It refers to its second gathering and transportation system, which is located in Texas, as the Longview system. In addition to its pipelines, the Predecessor uses its owned and leased tanker trucks to gather crude oil for Parent and its other customers at remote wellhead locations generally not covered by pipeline and gathering systems and to transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems. In connection with its gathering services, the Predecessor also provides a number of producer field services, ranging from gathering condensates from natural gas companies to hauling produced water to disposal wells.

The Predecessor’s management evaluates performance based upon segment operating margin, which includes revenues from affiliates and external customers and operating expenses excluding depreciation. The non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following table. The Predecessor computes the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating loss, which is its nearest comparable GAAP financial measure, is included in the following table. The Predecessor believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure of the economic performance of the Predecessor’s core operations. This measure forms the basis of the Predecessor’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating loss, alternatively, includes expense items, such as depreciation and amortization and general and administrative expenses, which management does not consider when evaluating the core profitability of an operation.

SEMGROUP ENERGY PARTNERS, L.P. PREDECESSOR

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table reflects certain financial data for each segment for the periods indicated:

	Terminalling and Storage	Gathering and Transportation	Total
		(in thousands)
Three Months Ended June 30, 2006
Service revenue
Non-affiliate third party revenue	$1,643	$4,780	$6,423
Affiliate third party revenue	180	—	180

Total revenue for reportable segments	1,823	4,780	6,603

Operating expenses (excluding depreciation)	563	9,219	9,782
Operating margin	1,260	(4,439)	(3,179)
Depreciation and amortization	561	1,306	1,867
General and administrative expenses	242	2,476	2,718
Operating loss	457	(8,221)	(7,764)

Total assets	48,469	55,461	103,930

Three Months Ended June 30, 2007
Service revenue
Non-affiliate third party revenue	$4,409	$6,055	$10,464
Affiliate third party revenue	—	—	—

Total revenue for reportable segments	4,409	6,055	10,464

Operating expenses (excluding depreciation)	606	15,248	15,854
Operating margin	3,803	(9,193)	(5,390)
Depreciation and amortization	591	1,596	2,187
General and administrative expenses	387	3,731	4,118
Operating loss	2,825	(14,520)	(11,695)

Total assets	66,148	50,476	116,624

Six Months Ended June 30, 2006
Service revenue
Non-affiliate third party revenue	$2,748	$9,863	$12,611
Affiliate third party revenue	330	—	330

Total revenue for reportable segments	3,078	9,863	12,941

Operating expenses (excluding depreciation)	1,221	19,985	21,206
Operating margin	1,857	(10,122)	(8,265)
Depreciation and amortization	721	3,049	3,770
General and administrative expenses	494	5,001	5,495
Operating loss	642	(18,172)	(17,530)

Total assets	48,469	55,461	103,930

Six Months Ended June 30, 2007
Service revenue
Non-affiliate third party revenue	$7,145	$11,830	$18,975
Affiliate third party revenue	—	123	123

Total revenue for reportable segments	7,145	11,953	19,098

Operating expenses (excluding depreciation)	1,156	28,615	29,771
Operating margin	5,989	(16,662)	(10,673)
Depreciation and amortization	1,174	3,213	4,387
General and administrative expenses	651	7,839	8,490
Operating loss	4,164	(27,714)	(23,550)

Total assets	66,148	50,476	116,624

10. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value.

SEMGROUP ENERGY PARTNERS, L.P. PREDECESSOR

NOTES TO UNAUDITED FINANCIAL STATEMENTS

If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The provisions of SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Predecessor is evaluating the impact of adoption of SFAS 159 but does not currently expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued “FASB Staff Position EITF 00-19-2: Accounting for Registration Payment Arrangements” (the “FSP”). The FSP specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. The FSP was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements entered into or modified subsequent to December 21, 2006. For registration payment arrangements and for the financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the FSP is effective for fiscal years beginning after December 15, 2006. At June 30, 2007, the Predecessor did not have any material contingent obligations under registration payment arrangements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures regarding fair value measurements. SFAS 157 does not add any new fair value measurements, but it does change current practice and is intended to increase consistency and comparability in such measurement. The provisions of SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact, if any, from the adoption of SFAS 157 in 2008 will depend on the assets and liabilities that are required to be measured at fair value at that time.

In June 2006, the EITF issued issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net presentation).” EITF 06-3 is effective for all periods beginning after December 15, 2006 and its scope includes any tax that is assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer. The EITF stated that it is an entity’s accounting policy decision whether to present the taxes on a gross basis (within revenues and costs) or on a net basis (excluded from revenues) but that the accounting policy should be disclosed. If presented on a gross basis, an entity is required to report the amount of such taxes for each period for which an income statement is presented, if those amounts are significant. The Predecessor’s accounting policy is to present such taxes on a net basis.

11. SUBSEQUENT EVENTS

Initial Public Offering of the Partnership

In July 2007, the Partnership issued 12,500,000 common units, representing limited partnership interests in the Partnership, and 12,570,504 subordinated units, representing additional limited partnership interests in the Partnership, to SemGroup Holdings and 549,908 general partner units representing a 2% general partner interest in the Partnership to SemGroup Energy Partners G.P., L.L.C. SemGroup Holdings subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, the Partnership issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option.

The Partnership did not receive any proceeds from the common units sold by SemGroup Holdings. SemGroup Holdings used the net proceeds of $257.6 million received by it from the sale of the common units to repay outstanding indebtedness of SemGroup, L.P.

The Partnership received net proceeds of approximately $38.7 million after deducting underwriting discounts from the sale of common units in connection with the exercise of the underwriters’ over-allotment option. The Partnership used these net proceeds to reduce outstanding borrowings under its five-year credit facility.

Debt Financing

On July 20, 2007, the Partnership entered into a $250.0 million five-year credit facility with a syndicate of financial institutions. The Partnership borrowed approximately $137.5 million prior to the closing of the initial public offering. The Partnership’s obligations under the credit agreement are secured by substantially all of the assets of the Partnership and its restricted subsidiaries. The Partnership may prepay all advances at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of LIBOR borrowings. Indebtedness under the credit facility bears interest at the Partnership’s option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin that ranges from 0.25% to 1.25%, depending upon the Partnership’s total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.25% to 2.25%, depending upon the Partnership’s total leverage ratio.

The Partnership distributed $136.5 million, net of debt issuance costs of $1.0 million, advanced under the credit agreement to SemGroup Holdings. SemGroup Holdings used the proceeds distributed to it from borrowings under the Partnership’s credit facility to repay outstanding indebtedness of SemGroup, L.P. and to fund offering related expenses.

On July 23, 2007, the Partnership repaid approximately $38.7 million under the new credit facility with the proceeds it received in connection with the exercise of the underwriters’ over-allotment option.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets, businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures. The credit agreement prohibits the Partnership from making distributions of available cash to unitholders if any default or event of default (as defined in the credit agreement) exists. The credit agreement requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement) of not more than 5.00 to 1.00 and, on a temporary basis, from the date of the consummation of certain acquisitions until the last day of the third consecutive fiscal quarter following such acquisitions, not more than 5.50 to 1.00; provided, that after the issuance of senior unsecured notes, the leverage ratio limitation will be modified by a requirement that the Partnership maintain a senior secured leverage ratio of not more than 4.00 to 1.00 and a total leverage ratio of not more than 5.50 to 1.00, subject to temporary increases of the senior secured leverage ratio to not more than 4.50 to 1.00 and the total leverage ratio of not more than 6.00 to 1.00 following the consummation of certain acquisitions as described above. The credit agreement also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) of not less than 2.75 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, a change of control of the Partnership or SemGroup, L.P., and other customary defaults including specified bankruptcy or insolvency events, the Employee Retirement Income Security Act of 1974, or ERISA, violations, and material judgment defaults. If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

As of August 10, 2007, the Partnership had an aggregate unused credit availability of approximately $149.2 million under its $250.0 million revolving credit facility. All amounts outstanding under the $250.0 million revolving credit facility mature in July 2012.

SEMGROUP ENERGY PARTNERS, L.P.

BALANCE SHEET

June 30, 2007

(unaudited)

ASSETS
Current assets
Cash	$1,000

Total Assets	$1,000

PARTNERS’ EQUITY
Limited partners’ equity	$980
General partner’s equity	20

Total partners’ equity	$1,000

See accompanying notes to unaudited balance sheet.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED BALANCE SHEET

1. NATURE OF OPERATIONS

SemGroup Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed on February 22, 2007 to acquire the assets of SemGroup Energy Partners, L.P. Predecessor.

SemGroup Energy Partners G.P., L.L.C., as general partner, contributed $20 and SemGroup Holdings, L.P. (“SemGroup Holdings”), as limited partner, contributed $980 to the Partnership on February 22, 2007. There were no other transactions involving the Partnership as of June 30, 2007.

2. SUBSEQUENT EVENTS

Initial Public Offering of the Partnership

In July 2007, the Partnership issued 12,500,000 common units, representing limited partnership interests in the Partnership, and 12,570,504 subordinated units, representing additional limited partnership interests in the Partnership, to SemGroup Holdings and 549,908 general partner units representing a 2% general partner interest in the Partnership to SemGroup Energy Partners G.P., L.L.C. SemGroup Holdings subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, the Partnership issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option.

The Partnership did not receive any proceeds from the common units sold by SemGroup Holdings. SemGroup Holdings used the net proceeds of $257.6 million received by it from the sale of the common units to repay outstanding indebtedness of SemGroup, L.P.

The Partnership received net proceeds of approximately $38.7 million after deducting underwriting discounts from the sale of common units in connection with the exercise of the underwriters’ over-allotment option. The Partnership used these net proceeds to reduce outstanding borrowings under its five-year credit facility.

Debt Financing

On July 20, 2007, the Partnership entered into a $250.0 million five-year credit facility with a syndicate of financial institutions. The Partnership borrowed approximately $137.5 million prior to the closing of the initial public offering. The Partnership’s obligations under the credit agreement are secured by substantially all of the assets of the Partnership and its restricted subsidiaries. The Partnership may prepay all advances at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of LIBOR borrowings. Indebtedness under the credit facility bears interest at the Partnership’s option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin that ranges from 0.25% to 1.25%, depending upon the Partnership’s total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.25% to 2.25%, depending upon the Partnership’s total leverage ratio.

The Partnership distributed $136.5 million, net of debt issuance costs of $1.0 million, advanced under the credit agreement to SemGroup Holdings. SemGroup Holdings used the proceeds distributed to it from borrowings under the Partnership’s credit facility to repay outstanding indebtedness of SemGroup, L.P. and to fund offering related expenses.

On July 23, 2007, the Partnership repaid approximately $38.7 million under the new credit facility with the proceeds it received in connection with the exercise of the underwriters’ over-allotment option.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets, businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures. The credit agreement prohibits the Partnership from making distributions of available cash to unitholders if any default or event of default (as defined in the credit agreement) exists. The credit agreement requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED BALANCE SHEET

defined in the credit agreement) of not more than 5.00 to 1.00 and, on a temporary basis, from the date of the consummation of certain acquisitions until the last day of the third consecutive fiscal quarter following such acquisitions, not more than 5.50 to 1.00; provided, that after the issuance of senior unsecured notes, the leverage ratio limitation will be modified by a requirement that the Partnership maintain a senior secured leverage ratio of not more than 4.00 to 1.00 and a total leverage ratio of not more than 5.50 to 1.00, subject to temporary increases of the senior secured leverage ratio to not more than 4.50 to 1.00 and the total leverage ratio of not more than 6.00 to 1.00 following the consummation of certain acquisitions as described above. The credit agreement also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) of not less than 2.75 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, a change of control of the Partnership or SemGroup, L.P., and other customary defaults including specified bankruptcy or insolvency events, the Employee Retirement Income Security Act of 1974, or ERISA, violations, and material judgment defaults. If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

As of August 10, 2007, the Partnership had an aggregate unused credit availability of approximately $149.2 million under its $250.0 million revolving credit facility. All amounts outstanding under the $250.0 million revolving credit facility mature in July 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “SemGroup Energy Partners,” “our,” “we,” “us” and similar terms refer to SemGroup Energy Partners, L.P., together with our subsidiaries, (2) our “Parent” refers to SemGroup, L.P. and its subsidiaries and affiliates (other than us), and (3) “Crude Oil Business” refers to the crude oil gathering, transportation, terminalling and storage assets that were contributed to us by our Parent. The historical financial statements included elsewhere in this report reflect the assets, liabilities and operations of SemGroup Energy Partners, L.P. Predecessor, which is our predecessor. The following discussion analyzes the historical financial condition and results of operations of our predecessor and should be read in conjunction with our predecessor’s financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Registration Statement on Form S-1 (File No. 333-141196) (the “S-1”) as declared effective by the Securities and Exchange Commission on July 17, 2007.

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factor section of the S-1, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through the Investor Relations link at www.SGLP.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

Overview

We are a Delaware limited partnership recently formed by our Parent to own, operate and develop a diversified portfolio of complementary midstream energy assets. Prior to the closing of the initial public offering of our common units discussed below, our Parent contributed to us crude oil terminalling and storage facilities with an aggregate of approximately 6.7 million barrels of storage capacity primarily located in Oklahoma, approximately 1,150 miles of crude oil gathering and transportation pipelines located in Oklahoma and Texas and approximately 200 owned or leased crude oil tanker trucks, which we collectively refer to as the Crude Oil Business. We also entered into a Throughput Agreement with our Parent pursuant to which we provide crude oil gathering, transportation, terminalling and storage services to our Parent. We derive a substantial majority of our revenues from services provided to our Parent under the Throughput Agreement.

In July 2007, we issued 12,500,000 common units, representing limited partnership interests, and 12,570,504 subordinated units, representing additional limited partnership interests, to SemGroup Holdings and 549,908 general partner units representing a 2% general partner interest to SemGroup Energy Partners G.P., L.L.C., our general partner. SemGroup Holdings subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, we issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option.

We did not receive any proceeds from the common units sold by SemGroup Holdings. SemGroup Holdings used the net proceeds of $257.6 million received by it from the sale of the common units to repay outstanding indebtedness of our Parent.

We received net proceeds of approximately $38.7 million after deducting underwriting discounts from the sale of common units in connection with the exercise of the underwriters’ over-allotment option. We used these net proceeds to reduce outstanding borrowings under our five-year credit facility.

Items Impacting the Comparability of Our Financial Results

Our future results of operations and cash flows may not be comparable to the historical results of operations for the periods presented below for our predecessor, for the reasons described below:

•	There are differences in the way our predecessor recorded revenues and the way we record revenues.

•

A substantial majority of our revenues are derived from services provided to the crude oil purchasing, marketing and distribution operations of our Parent pursuant to the Throughput Agreement. Our Parent pays us a fee for gathering, transportation, terminalling and storage services based on volume and throughput. In rendering these services, we do not take title to, or marketing responsibility for, the crude oil that we gather, transport, terminal or store and, therefore, we have minimal direct exposure to changes in crude oil prices. Please see “—Throughput Agreement” below.

•

The Crude Oil Business has historically been a part of the integrated operations of our Parent, and neither our Parent nor our predecessor recorded revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis. Our Parent and our predecessor recognized only the costs associated with providing such services. As such, the revenues we receive under the Throughput Agreement are not reflected in the historical financial statements of our predecessor.

•

Our predecessor recognized revenues from third parties for (1) storage services, (2) transportation services and (3) producer field services. Although a substantial majority of our revenues are derived from services provided to our Parent, we also recognize revenue for gathering, transportation, terminalling and storage services provided to third parties.

•	There are differences in the way general and administrative expenses were allocated to our predecessor and the way we recognize general and administrative expenses.

•

General and administrative expenses include office personnel and benefit expenses, costs related to our administration facilities, and insurance, accounting and legal expenses, including costs allocated by our Parent for centralized general and administrative services performed by our Parent. Such costs were allocated to our predecessor based on the nature of the respective expenses and its proportionate share of our Parent’s head count, compensation expense, net revenues or square footage as appropriate.

•

Pursuant to the Omnibus Agreement, we pay our general partner and our Parent a fixed administrative fee, initially in the amount of $5.0 million per year, for the provision by our general partner and our Parent of various general and administrative services to us for three years following the initial public offering of our common units.

•

We anticipate incurring incremental general and administrative expenses of approximately $2.9 million per year as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to unitholders, financial statement audit, tax return and Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These incremental general and administrative expenditures are not reflected in the historical financial statements of our predecessor.

•	With the exception of capital lease obligations, no working capital was contributed to us in connection with the offering of our common units.

•

Our predecessor had $31.2 million in debt payable to Parent which was not assumed by us. We entered into a $250.0 million five-year credit facility and borrowed $137.5 million under that facility and used net proceeds of approximately $38.7 million from the issuance of 1,875,000 common units pursuant to the underwriters’ exercise of their over-allotment option in our initial public offering to reduce outstanding borrowings under our credit facility.

Throughput Agreement

In connection with the offering of our common units, we entered into the Throughput Agreement with our Parent. A substantial majority of our revenues are derived from services provided to the crude oil purchasing, marketing and distribution operations of our Parent pursuant to this agreement. None of these revenues are reflected in the historical financial statements of our predecessor. Under this agreement, we provide the following services to our Parent:

•

Gathering and Transportation Services. We gather crude oil for our Parent for delivery to refiners, to large common carrier pipelines for ultimate delivery to refiners, to our storage facilities (including our Cushing terminal) or to storage locations owned by others. Under the Throughput Agreement, we charge fees for the following types of pipeline gathering and transportation services:

•	Gathering services. Our Parent is obligated to pay us a fee per barrel gathered on our gathering systems.

•	Pipeline transportation services. Our Parent is obligated to pay us a fee per barrel transported on our Mid-Continent system.

•	Delivery services. Our Parent is obligated to pay us a fee per barrel for deliveries out of our Cushing terminal.

•

Trucking services. We gather crude oil for our Parent from operators at remote wellhead locations not served by pipeline gathering systems. Our trucking fleet delivers such crude oil to our gathering systems located in Oklahoma and Texas, common carrier pipelines or our Cushing terminal. Our Parent pays us a fee per barrel depending on the point of origin and destination for these trucking services.

•	The Throughput Agreement does not apply to any gathering or transportation services on our Longview system or to any producer field services.

•

Terminalling and Storage Services. We provide services relating to the receipt, storage, throughput and delivery of crude oil for our Parent into and out of the tanks located throughout our Mid-Continent system, including at our Cushing terminal, and our Longview system. Our storage services enable our Parent to purchase and store crude oil and sell it at later dates.

•

Minimum Throughput and Storage Requirements. Under the Throughput Agreement, the gathering services and pipeline transportation services we provide to our Parent (other than gathering and pipeline transportation services provided on the Longview system) are subject to minimum throughput requirements each month, regardless of the amount of such services actually used by our Parent in a given month. Our Parent has committed to utilize a minimum of 80% of our historical average volume of trucking services. In addition, our Parent has committed to use services constituting 80% of our total storage capacity. Our Parent is obligated, regardless of the amount of services actually used by our Parent in a given month, to pay us a fee per barrel for the first 80% of our storage capacity. If our Parent utilizes any of these services in excess of these minimum throughput, trucking or storage requirements, our Parent will pay us a fee for such services equal to at least 110% of the per barrel base charge for the applicable services. However, we are able to contract with other customers for services in excess of these minimum commitments and we are not obligated to provide any services in excess of the minimum requirements to our Parent.

Based on these minimum throughput, trucking and storage requirements, our Parent is obligated to pay us an aggregate minimum monthly fee of $3.8 million and $2.6 million for our gathering and transportation services and our terminalling and storage services, respectively, but we expect to earn incremental revenues for providing these services. The pipeline trucking unloading services we provide to our Parent pursuant to the Throughput Agreement are not subject to any minimum usage requirements.

In rendering these services, we do not take title to, or marketing responsibility for, the crude oil that we gather, transport, terminal or store and, therefore, we have minimal direct exposure to changes in crude oil prices. The Throughput Agreement contains a Consumer Price Index adjustment that may offset a portion of any increased costs that we incur. The Throughput Agreement has an initial term of seven years with additional automatic one-year renewals unless either party terminates the agreement upon one year’s prior notice. Our Parent’s obligations under the Throughput Agreement will not terminate if our Parent no longer owns our general partner. The Throughput Agreement may be assigned by our Parent only with our consent.

The Throughput Agreement does not apply to any services we provide to customers other than our Parent.

Recent Acquisitions

On June 30, 2006, our Parent completed the acquisition of the assets of Big Tex Crude Oil Company, or Big Tex, a crude oil gathering, transportation and marketing company located in Abilene and Midland, Texas, and in Hobbs, New Mexico, for total consideration of approximately $15.5 million. Our Parent contributed $9.8 million of assets to us from this acquisition consisting primarily of equipment, vehicles and intangibles, including third-party customer relationships, a non-compete agreement and goodwill.

Factors That Will Significantly Affect Our Results

Commodity Prices. Although our current operations have minimal direct exposure to commodity prices, the volumes of crude oil we gather, transport, terminal or store are indirectly affected by commodity prices. Petroleum product prices may be contango (future prices higher than current prices) or backwardated (future prices lower than current prices) depending on market expectations for future supply and demand. Our terminalling and storage services benefit most from an increasing price environment, when a premium is placed on storage, and our gathering and transportation services benefit most from a declining price environment when a premium is placed on prompt delivery.

Volumes. Our results of operations are dependent upon the volumes of crude oil we gather, transport, terminal and store. Although our Parent has committed to use a minimum amount of our services pursuant to the Throughput Agreement, our results of operations are impacted by our ability to utilize our remaining pipeline and storage capacity to transport and store supplies of crude oil for third parties and for our Parent. An increase or decrease in the production of crude oil from the oil fields served by our pipelines or an increase or decrease in the demand for crude oil in the areas served by our pipelines and storage facilities will have a corresponding effect on the volumes we gather, transport, terminal and store. The production and demand for crude oil are driven by many factors, including the price for crude oil.

Acquisition Activities. We intend to pursue both strategic and accretive acquisitions within the midstream industry both independently and jointly with our Parent. These acquisition efforts may involve assets that, if acquired, would have a material effect on our financial condition and results of operations. We can give no assurance that our current or future acquisition efforts will be successful or that any such acquisition will be completed on terms considered favorable to us.

Organic Expansion Activities. We also will pursue opportunities to expand our existing asset base and will consider constructing additional assets in strategic locations. The construction of additions or modifications to our existing assets, and the construction of new assets, involves numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and may require the expenditure of significant amounts of capital.

Operating Costs. The current high levels of crude oil exploration, development and production activities are increasing competition for personnel and equipment. This increased competition is placing upward pressure on the prices we pay for labor, supplies, property, plant and equipment. To the extent we are unable to procure necessary services or assets or offset higher costs, our operating results will be negatively impacted. Under the Throughput Agreement, a Consumer Price Index adjustment may offset a portion of any increased costs that we incur.

Borrowings. Prior to the closing of our initial public offering, we borrowed $137.5 million under our new five-year credit facility and will recognize associated interest expense and amortization of debt issuance costs. On July 23, 2007, we repaid approximately $38.7 million under our new credit facility with the proceeds we received in connection with the exercise of the underwriters’ over-allotment option in our initial public offering.

Distributions to our Unitholders. We intend to make cash distributions to our unitholders and our general partner at an initial distribution rate of $0.3125 per common unit per quarter ($1.25 per common unit on an annualized basis). Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, including commercial bank borrowings and other debt and equity issuances, to fund our acquisition and expansion capital expenditures, as well as our working capital needs.

Results of Operations

The results of operations for the three months and six months ended June 30, 2007 and 2006 have been derived from the financial statements of our predecessor. The Predecessor has historically been a part of the integrated operations of Parent, and neither Parent nor the Predecessor recorded revenue associated with the terminalling, storage, gathering and transportation services provided on an intercompany basis. Parent and the Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in these financial statements only represent services provided to third parties.

The following table summarizes the financial results of our predecessor for three and six months ended June 30, 2006 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(dollars in thousands)		(dollars in thousands)
Services revenues	$6,603	$10,464	$12,941	$19,098
Operating expenses	11,649	18,041	24,976	34,158
General and administrative expenses	2,718	4,118	5,495	8,490

Operating Loss	(7,764)	(11,695)	(17,530)	(23,550)
Interest Expense	530	516	1,041	945

Net Loss	$(8,294)	$(12,211)	$(18,571)	$(24,495)

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Service revenues. Service revenues were $10.5 million for the three months ended June 30, 2007 compared to $6.6 million for the three months ended June 30, 2006, an increase of $3.9 million, or 59%. Service revenues include revenues from terminalling and storage services and gathering and transportation services. Terminalling and storage revenues increased by $2.6 million to $4.4 million for the three months ended June 30, 2007 compared to $1.8 million for the three months ended June 30, 2006, primarily due to favorable market conditions whereby crude oil was in significant contango (current market prices are less than future prices) during the second quarter of 2007 thus increasing demand for storage services, and due to our crude oil storage capacity increasing from 5.4 million barrels as of June 30, 2006 to 6.7 million barrels as of June 30, 2007.

Our gathering and transportation services revenue increased by $1.3 million to $6.1 million for three months ended June 30, 2007 compared to $4.8 million for the three months ended June 30, 2006. This increase is attributed to our Parent’s acquisition of Big Tex on June 30, 2006. Approximately $9.8 million of the assets from the Big Tex acquisition, consisting primarily of equipment, vehicles and intangibles related to customer relationships and non-compete agreements, are included in our financial statements and were contributed to us in July 2007.

Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses. Operating expenses increased by $6.4 million, or 55%, to $18.0 million for the three months ended June 30, 2007 compared to $11.6 million for the three months ended June 30, 2006. Approximately $2.6 million of this increase in operating expenses was due to our acquisition of Big Tex on June 30, 2006. Excluding the impact of the acquisition of Big Tex, our repair and maintenance expenses increased by $1.1 million to $1.8 million for the three months ended June 30, 2007 compared to $0.7 million for the three months ended June 30, 2006. The increase in repair and maintenance expenses consisted primarily of $0.6 million related to our transportation services due to the average number of transport trucks we operated increasing from 191 for the three months ended June 30, 2006 to 221 for the three months ended June 30, 2007. In addition, the repair and maintenance expenses we incurred in connection with our Longview system increased by $0.5 million to $0.6 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of the refurbishment of a crude oil storage tank located on that system. In addition, excluding the impact of the acquisition of Big Tex, our fuel expenses increased by $0.8 million to $2.5 million for the three months ended June 30, 2007 compared to $1.7 million for the three months ended June 30, 2006. The increase in our fuel costs is attributable to the increase in number of transport trucks we operated for the respective periods, the rising price of diesel fuel during the comparative periods and a fire at a refinery located in western Texas that resulted in our transporting 0.7 million barrels of crude oil to alternative locations which were a greater distance from the barrels’ respective points of origination than the refinery that normally receives those barrels. We note that the Throughput Agreement provides for a fuel surcharge related to volumes under such agreement which we anticipate will mostly offset any future increases in fuel expenses related to either rising diesel prices or force majeure events such as the refinery fire that impacted our operations in the second quarter of 2007. Included in operating expenses for the three months ended June 30, 2007 is $0.5 million in costs associated with the clean up of a crude oil leak that occurred in the three months ended March 31, 2007 in relation to a thirty-five mile pipeline located in Conroe, Texas. This gathering line was sold by our Parent on April 30, 2007, and our Parent has assumed any future obligations associated with the aforementioned leak.

Furthermore, as a result of the growth in our property and equipment during this period, including the Big Tex acquisition, insurance premiums increased by $0.4 million. In addition, excluding the impact of the acquisition of Big Tex, lease expenses related to crude oil tanker trucks increased by $0.2 million to $0.2 million for the three months ended June 30, 2007 compared to $0.0 million for the three months ended June 30, 2006. Excluding the impact of the acquisition of Big Tex, depreciation and amortization expense increased by $0.1 million to $2.0 million for the three months ended June 30, 2007 compared to $1.9 million for the three months ended June 30, 2006 primarily as a result of capital expenditures in our terminalling and storage segment.

General and administrative expenses. General and administrative expenses increased by $1.4 million, or 52%, to $4.1 million for the three months ended June 30, 2007 compared to $2.7 million for the three months ended June 30, 2006. The increase was primarily the result of growth in our business and was comprised of a $0.5 million increase in compensation expenses, a $0.6 million increase in costs allocated to us from our Parent, and a $0.2 million increase related to the acquisition of Big Tex.

Interest expense. Interest expense represents interest on capital lease obligations and debt payable to our Parent. Interest expense was $0.5 million for both the three months ended June 30, 2007 and the three months ended June 30, 2006. No significant changes occurred in the comparative periods with respect to our financing costs.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Service revenues. Service revenues were $19.1 million for the six months ended June 30, 2007 compared to $12.9 million for the six months ended June 30, 2006, an increase of $6.2 million, or 48%. Terminalling and storage revenues increased by $4.0 million to $7.1 million for the six months ended June 30, 2007 compared to $3.1 million for the six months ended June 30, 2006, primarily due to favorable market conditions whereby crude oil was in significant contango (current market prices are less than future prices) during the first and second quarters of 2007 thus increasing demand for storage services, and due to our crude oil storage capacity increasing from 5.4 million barrels as of June 30, 2006 to 6.7 million barrels as of June 30, 2007.

Our gathering and transportation services revenue increased by $2.1 million to $12.0 million for six months ended June 30, 2007 compared to $9.9 million for the six months ended June 30, 2006. This increase is attributed to our Parent’s acquisition of Big Tex on June 30, 2006. Approximately $9.8 million of the assets from the Big Tex acquisition, consisting primarily of equipment, vehicles and intangibles related to customer relationships and non-compete agreements, are included in our financial statements and were contributed to us on July 23, 2007.

Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses. Operating expenses increased by $9.2 million, or 37%, to $34.2 million for the six months ended June 30, 2007 compared to $25.0 million for the six months ended June 30, 2006. Approximately $4.5 million of this increase in operating expenses was due to our acquisition of Big Tex on June 30, 2006. Included in operating expenses for the six months ended June 30, 2007 is $1.6 million in costs associated with the clean up of a crude oil leak that occurred in the six months ended June 30, 2007 in relation to a thirty-five mile pipeline located in Conroe, Texas. This gathering line was sold by our Parent on April 30, 2007, and our Parent has assumed any future obligations associated with the aforementioned leak. Excluding the impact of the acquisition of Big Tex, our repair and maintenance expenses increased by $1.1 million to $2.6 million for the six months ended June 30, 2007 compared to $1.5 million for the six months ended June 30, 2006. The increase in repair and maintenance expenses consisted primarily of $0.5 million related to our transportation services due to the average number of transport trucks we operated increasing from 186 for the six months ended June 30, 2006 to 225 for the six months ended June 30, 2007. In addition, the repair and maintenance expenses we incurred in connection with our Longview system increased by $0.7 million to $0.8 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily as a result of the refurbishment of a crude oil storage tank located on that system.

Furthermore, as a result of the growth in our property and equipment during this period, including the acquisition of Big Tex, our insurance premiums increased by $0.8 million to $1.1 million for the six months ended June 30, 2007 compared to $0.3 million for the six months ended June 30, 2006. In addition, excluding the impact of the acquisition of Big Tex, our fuel expenses increased by $0.7 million to $4.0 million for the six months ended June 30, 2007 compared to $3.3 million for the six months ended June 30, 2006. The increase in our fuel costs is attributable to the increase in number of transport trucks we operated for the respective periods, the rising price of diesel fuel during the comparative periods and a fire at a refinery located in western Texas that resulted in our transporting 0.7 million barrels of crude oil to alternative locations which were a greater distance from the barrels’ respective points of origination than the refinery that normally receives those barrels. We note that the Throughput Agreement provides for a fuel surcharge, which we anticipate will mostly offset any future increases in fuel expenses related to either rising diesel prices or force majeure events such as the refinery fire that impacted our operations in the second quarter of 2007.

General and administrative expenses. General and administrative expenses increased by $3.0 million, or 55%, to $8.5 million for the six months ended June 30, 2007 compared to $5.5 million for the six months ended June 30, 2006. The increase was primarily the result of growth in our business, and was comprised of a $1.4 million increase in compensation expenses, a $0.8 million increase in costs allocated to us from our Parent, a $0.5 million increase in outside professional service costs, and a $0.3 million increase related to the acquisition of Big Tex.

Interest expense. Interest expense represents interest on capital lease obligations and debt payable to our Parent. Interest expense was $0.9 million for the six months ended June 30, 2007 compared to $1.0 million for the six months ended June 30, 2006, a decrease of $0.1 million, or 10%. This decrease was primarily the result of a $0.1 million reduction of capital lease interest expense which was $0.2 million for the six months ended June 30, 2007 to $0.3 million for the six months ended June 30, 2006.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our predecessor’s operations.

Liquidity and Capital Resources

Our Predecessor’s Liquidity and Capital Resources

Historically, our predecessor’s sources of liquidity included cash generated from operations and funding from our Parent. The following table summarizes our predecessor’s sources and uses of cash for the six months ended June 30, 2006 and 2007.

	Six Months Ended June 30,
	2006	2007
	(dollars in millions)
Net cash used in operating activities	$(24.4)	$(21.8)
Net cash used in investing activities	(24.9)	(14.9)
Net cash provided by financing activities	49.4	36.8

Operating Activities. Net cash used in operating activities decreased by $2.6 million, or 11%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily due to a $5.9 million increase in our net loss for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The impact of the increase in our net loss for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 on cash used in operating activities was partially offset by a $0.6 million increase in depreciation and amortization expense. Our future results of operations, including cash flow from operations, may not be comparable to the historical results of operations of our predecessor because the Crude Oil Business has historically been a part of the integrated operations of our Parent, and neither our Parent nor our predecessor recorded revenues associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis.

Investing Activities. Net cash used in investing activities was $14.9 million for the six months ended June 30, 2007 compared to $24.9 million for the six months ended June 30, 2006. This decrease was attributable to a reduction in capital expenditures primarily resulting from the timing of construction projects in our terminalling and storage segment. Capital expenditures for the six months ended June 30, 2007 and 2006 were $15.3 million and $25.1 million, respectively, consisting of both the acquisition of Big Tex on June 30, 2006 and expenditures for the construction of additional crude oil storage capacity during these periods. We added 0.4 million additional barrels of crude oil storage capacity in the six months ended June 30, 2007.

Financing Activities. Net cash provided by financing activities is primarily comprised of capital contributions of $37.8 million and $50.4 million received by us from our Parent during the six months ended June 30, 2007 and 2006, respectively. The capital contributions served to fund our working capital needs and both maintenance and expansion capital expenditure projects that are reflected in net cash used in investing activities.

Our Liquidity and Capital Resources

We expect our future sources of liquidity to include cash generated from operations, borrowings under our credit facility, issuance of additional partnership units and debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and quarterly cash distributions.

Capital Requirements. Our Crude Oil Business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our predecessor’s capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist of, the following:

•

maintenance capital expenditures, which are capital expenditures made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets; and

•

expansion capital expenditures, which are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our credit facility, the issuance of additional partnership units and debt offerings.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. We will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures). However, we expect that we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in our partnership agreement or in the anticipated terms of our new credit facility on our ability to issue additional units, including units ranking senior to the common units.

Description of Credit Facility. In July, 2007 we entered into a $250.0 million five-year credit facility with a syndicate of financial institutions.

The credit facility is available for general partnership purposes, including working capital, capital expenditures, distributions and repayment of indebtedness that is assumed in connection with acquisitions. As of August 10, 2007, we have borrowed $100.8 million (net of proceeds of $38.7 million from the underwriters’ full exercise of their over-allotment option used to pay down outstanding borrowings) under our credit facility and, as a result, we have approximately $149.2 million of remaining borrowing capacity under the credit facility.

Our obligations under the credit facility are secured at all times by substantially all of our assets and all of the assets of our restricted subsidiaries. We may prepay all advances at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of LIBOR borrowings. Indebtedness under the credit facility will bear interest, at our option, at either (1) the higher of the administrative agent’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin that ranges from 0.25% to 1.25%, depending on our total leverage ratio, or (2) LIBOR plus an applicable margin that ranges from 1.25% to 2.25%, depending upon our total leverage ratio.

The credit agreement prohibits us from making distributions of available cash to unitholders if any default or event of default (as defined in the credit agreement) exists. The credit agreement requires us to maintain a leverage ratio (the ratio of our consolidated funded indebtedness to our consolidated adjusted EBITDA, in each case as will be defined in the credit agreement) of not more than 5.00 to 1.00 and, on a temporary basis, from the date of the consummation of certain acquisitions until the last day of the third consecutive fiscal quarter following such acquisitions, not more than 5.50 to 1.00; provided, that after the issuance of senior unsecured notes, the leverage ratio limitation is modified by a requirement that we maintain a senior secured leverage ratio of not more than 4.00 to 1.00 and a total leverage ratio of not more than 5.50 to 1.00, subject to temporary increases of the senior secured leverage ratio to not more than 4.50 to 1.00 and the total leverage ratio of not more than 6.00 to 1.00 following the consummation of certain acquisitions as described above. The credit agreement also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as will be defined in the credit agreement) of not less than 2.75 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination.

In addition, the credit agreement contains various covenants that may limit, among other things, our ability to:

•	grant liens;

•	incur additional indebtedness;

•	engage in a merger, consolidation or dissolution;

•	enter into transactions with affiliates;

•	sell or otherwise dispose of our assets, businesses and operations;

•	materially alter the character of our business; and

•	make acquisitions, investments and capital expenditures.

If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following could be an event of default under the credit agreement:

•	failure to pay any principal when due or any interest or fees within three business days of the due date;

•	failure to perform or otherwise comply with the covenants in the credit agreement;

•	failure of any representation or warranty to be true and correct in any material respect;

•	failure to pay debt;

•	a change of control of us or our Parent; and

•	other customary defaults, including specified bankruptcy or insolvency events, the Employee Retirement Income Security Act of 1974, or ERISA, violations, and material judgment defaults.

Contractual Obligations. In addition to the credit facility described above, we have entered into the Omnibus Agreement with our Parent pursuant to which our Parent provides all employees and support services necessary to run our business. The services include, without limitation, operations, marketing, maintenance and repair, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering.

A summary of our contractual cash obligations over the next several fiscal years, as of June 30, 2007, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(dollars in millions)
Debt obligations (1)	$31.2	$—	$31.2	$—	$—
Interest on debt obligations (2)	9.5	2.7	6.8	—	—
Capital lease obligations	5.2	2.1	3.1	—	—
Operating lease obligations	12.6	3.1	8.6	0.9	—

(1)	Represents required future principal repayments of debt obligations allocated from our Parent. This debt obligation was not contributed to us in connection with our initial public offering. On July 20, 2007, we entered into a $250.0 million five-year revolving credit facility, and as of August 10, 2007, $100.8 million was outstanding under this facility. All amounts outstanding under the revolving credit facility mature in July 2012.
(2)	Represents interest expense on debt obligations allocated from our Parent, based on interest rates as of June 30, 2007. We used an average annual rate of 8.75% to estimate our interest on variable rate debt obligations. As the related debt obligation was not contributed to us in connection with our initial public offering, we did not assume this obligation. We will pay interest on our $250.0 million five-year credit facility at either (i) the administrative agent’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin that ranges from 0.25% to 1.25%, depending upon our total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.25% to 2.25%, depending upon our total leverage ratio.

Critical Accounting Policies and Estimates

Our predecessor’s discussion and analysis of its financial condition and results of operation is based upon its consolidated financial statements. Our predecessor prepared these financial statements in conformity with United States GAAP. As such, our predecessor is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Our predecessor based its estimates on historical experience, available information and various other assumptions our predecessor believes to be reasonable under the circumstances. On an on-going basis, our predecessor evaluates its estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies that our predecessor believes require management’s most difficult, subjective or complex judgments and are the most critical to its reporting of results of operations and financial position are as follows:

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. Our predecessor makes significant estimates including: (1) allowance for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated cash flows and fair values inherent in impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”); (4) estimated fair value of assets and liabilities acquired and identification of associated intangible assets; (5) accruals related to revenues and expenses; and (6) liability and contingency accruals. Although our predecessor believes these estimates are reasonable, actual results could differ from these estimates.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs that do not add capacity or extend the useful life of an asset are expensed as incurred. The carrying value of the assets is based on estimates, assumptions and judgments relative to useful lives and salvage values. As assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in other income in the statements of operations.

Our predecessor calculates depreciation using the straight-line method, based on estimated useful lives of our assets. These estimates are based on various factors including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are put into service, our predecessor makes estimates with respect to useful lives and salvage values that our predecessor believes to be reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. The estimated useful lives of our asset groups are as follows:

Asset Group	Estimated Useful Lives (Years)
Pipelines and facilities	15-25
Storage and terminal facilities	10-25
Transportation equipment, injection stations	5-10
Office property and equipment and other	3-10

Our predecessor capitalizes certain costs directly related to the construction of assets, including internal labor costs, interest and engineering costs. Upon disposition or retirement of property, plant and equipment, any gain or loss is charged to operations.

Our predecessor currently has no legal or contractual asset retirement obligations associated with its property and equipment or its pipeline right of ways. Any such obligations would be recognized in the period incurred if reasonably estimable under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Impairment of Long-lived Assets. Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as amended. Under SFAS No. 144, assets are tested for impairment when events or circumstances indicate that their carrying values may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows.

Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets. In conjunction with each acquisition, our predecessor must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, our predecessor may adjust the original estimates within a short time subsequent to the acquisition. Our predecessor is also required to recognize intangible assets separately from goodwill. Goodwill and intangible assets with indefinite lives are not amortized but instead are periodically assessed for impairment. The impairment testing entails estimating future net cash flows relating to the asset based on our predecessor’s estimate of market conditions including pricing, demand, competition, operating costs and other factors. Intangible assets with finite lives are amortized over the estimated useful life determined by management. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships and contracts with suppliers, involves professional judgment and is ultimately based on acquisition models and our predecessor’s assessment of the value of the assets acquired and, to the extent available, third-party assessments. Uncertainties associated with these estimates include changes in production by producers and refiners, economic obsolescence factors in the area and potential future sources of cash flow. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, our predecessor cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Allocation Methodologies Used to Derive Our Predecessor’s Financial Statements on a Carve-out Basis. Our predecessor employed various allocation methodologies to separate certain general and administrative expenses incurred by our Parent and recorded in its financial statements presented herein. Our Parent provides to our predecessor centralized corporate functions such as legal, accounting, treasury, insurance administration risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. The allocation methodologies vary based on the nature of the charge and include, among other things, employee headcount, compensation expense, net revenues and square footage. Our predecessor’s management believes that the allocation methodologies used to allocate indirect costs to it are reasonable. If certain general and administrative expenses were allocated using different methodologies, our predecessor’s results of operations could have significantly differed from those presented herein.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The provisions of SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The predecessor is evaluating the impact of adoption of SFAS 159 but does not currently expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued “FASB Staff Position EITF 00-19-2: Accounting for Registration Payment Arrangements” (the “FSP”). The FSP specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. The FSP was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements entered into or modified subsequent to December 21, 2006. For registration payment arrangements and for the financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the FSP is effective for fiscal years beginning after December 15, 2006. At June 30, 2007, the predecessor did not have any material contingent obligations under registration payment arrangements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures regarding fair value measurements. SFAS 157 does not add any new fair value measurements, but it does change current practice and is intended to increase consistency and comparability in such measurement. The provisions of SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact, if any, from the adoption of SFAS 157 in 2008 will depend on the predecessor’s assets and liabilities that are required to be measured at fair value at that time.

In June 2006, the EITF issued issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net presentation).” EITF 06-3 is effective for all periods beginning after December 15, 2006 and its scope includes any tax that is assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer. The EITF stated that it is an entity’s accounting policy decision whether to present the taxes on a gross basis (within revenues and costs) or on a net basis (excluded from revenues) but that the accounting policy should be disclosed. If presented on a gross basis, an entity is required to report the amount of such taxes for each period for which an income statement is presented, if those amounts are significant. The predecessor’s accounting policy is to present such taxes on a net basis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to variable interest rates under our $250.0 million five-year credit facility.

As of August 10, 2007, we had $100.8 million outstanding under our $250.0 million credit facility that was subject to a variable interest rate. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. An increase or decrease of 1.0% in the interest rate will result in increased or decreased, respectively, annual interest expenses of $1.0 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of the end of the period covered by this report, the effectiveness of the Partnership’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms under the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We do not believe we are a party to any legal proceedings which, if determined adversely to us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007, we issued 12,500,000 common units, representing limited partnership interests, and 12,570,504 subordinated units, representing additional limited partnership interests, to SemGroup Holdings and 549,908 general partner units representing a 2% general partner interest in the Partnership to SemGroup Energy Partners G.P., L.L.C. SemGroup Holdings subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, we issued an additional 1,875,000 common units, representing limited partnership interests, to the public pursuant to the underwriters’ exercise of their over-allotment option.

We did not receive any proceeds from the common units sold by SemGroup Holdings. SemGroup Holdings used the net proceeds of $257.6 million received by it from the sale of the common units to repay outstanding indebtedness of our Parent.

We received net proceeds of approximately $38.7 million after deducting underwriting discounts from the sale of common units in connection with the exercise of the underwriters’ over-allotment option. We used these net proceeds to reduce outstanding borrowings under our five-year credit facility.

This issuance of our common units to the public was made pursuant to the our Registration Statement on Form S-1 (File No. 333-141196) as declared effective by the Securities and Exchange Commission on July 17, 2007.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SemGroup Energy Partners, L.P.

	By:	SemGroup Energy Partners G.P., L.L.C.
its General Partner

Date: August 16, 2007	By:	/s/ Michael J. Brochetti
Michael J. Brochetti
Chief Financial Officer

Date: August 16, 2007	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”