Form 10-Q
period 2007-09-30
SemGroup Energy Partners, L.P.
filed 2007-11-14
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of November 9, 2007, there were 14,375,000 common units and 12,570,504 subordinated units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SEMGROUP ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,168
Accounts receivable, net of allowance for doubtful accounts of $100 and $0 at December 31, 2006 and September 30, 2007, respectively	2,544	1,868
Other current assets	1,256	1,391

Total current assets	3,800	4,427

Property, plant and equipment, net of accumulated depreciation of $33,153 and $37,679 at December 31, 2006 and September 30, 2007, respectively	92,245	103,384
Goodwill	6,340	6,340
Other assets, net	2,462	3,165

Total assets	$104,847	$117,316

LIABILITIES AND DIVISION EQUITY / PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$4,761	$2,789
Payable to Affiliate - Parent	—	403
Accrued liabilities	1,183	2,308
Current portion of capital lease obligations	1,877	1,268

Total current liabilities	7,821	6,768

Long-term debt payable to Parent	31,191	—
Long-term debt	—	92,500
Long-term capital lease obligations	3,689	1,416
Interest rate swaps liability	—	627
Commitments and contingencies (Note 9)
Division equity / Partners’ capital:
Predecessor division equity	62,146	—
Common unitholders (14,375,000 units issued and outstanding at September 30, 2007)	—	316,420
Subordinated unitholders (12,570,504 units issued and outstanding at September 30, 2007)	—	(287,824)
General partner interest (2% interest with 549,908 general partner units issued and outstanding at September 30, 2007)	—	(12,591)

Total Division equity / Partners’ capital	62,146	16,005

Total liabilities and division equity	$104,847	$117,316

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(unaudited) (in thousands) (except per unit data)
Service revenue:
Third party revenue	$7,250	$4,872	$19,861	$23,847
Related party revenue	240	20,408	570	20,531

Total revenue	7,490	25,280	20,431	44,378

Expenses:
Operating	13,263	15,952	38,239	50,110
General and administrative	2,663	2,525	8,158	11,015

Total expenses	15,926	18,477	46,397	61,125

Operating income (loss)	(8,436)	6,803	(25,966)	(16,747)

Other expenses:
Interest expense	540	2,424	1,581	3,369

Income before income taxes	(8,976)	4,379	(27,547)	(20,116)

Provision for income taxes	—	62	—	62

Net income (loss)	$(8,976)	$4,317	$(27,547)	$(20,178)

Allocation of net income (loss) to common and subordinated partners:
Net loss attributable to SemGroup Energy Partners Predecessor		$(1,623)		$(26,118)
General partner interest in net income		119		119

Net income allocable to common and subordinated partners		$5,821		$5,821

Basic and diluted income per common unit		$0.24		$0.24
Basic and diluted income per subordinated unit		$0.19		$0.19

Weighted average common units outstanding - basic		14.4		14.4
Weighted average subordinated units outstanding - basic		12.6		12.6
Weighted average common units outstanding - diluted		14.5		14.5
Weighted average subordinated units outstanding - diluted		12.6		12.6

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DIVISION EQUITY / PARTNERS’ CAPITAL

	SGLP Predecessor Division Equity	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Equity
	(unaudited) (in thousands)
Balance, December 31, 2006	$62,146	$—	$—	$—	$62,146
Contributions from Parent	71,931	—	1	—	71,932
Net loss from January 1, 2007 through July 19, 2007	(26,118)	—	—	—	(26,118)
Allocation of SGLP Predecessor equity in exchange for 12,500,000 common units, 12,570,504 subordinated units and a 2% general partnership interest (represented by 549,908 units)	28,504	275,000	(290,783)	(12,721)	—
Proceeds from sale of 1,875,000 common units	—	41,250			41,250
Underwriters’ discount and offering expenses	—	(3,214)	—	—	(3,214)
Distribution to SemGroup Holdings	(136,463)	—	—	—	(136,463)
Equity-based compensation	—	278	243	11	532
Net income from July 20, 2007 through September 30, 2007	—	3,106	2,715	119	5,940

Balance, September 30, 2007	$—	$316,420	$(287,824)	$(12,591)	$16,005

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2007
	(unaudited) (in thousands)
Cash flows from operating activities:
Net loss	$(27,547)	$(20,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,123	6,781
Amortization of debt issuance costs	—	41
Allowance for uncollectible accounts receivable	(19)	(25)
Net unrealized loss related to derivative instruments	—	627
Loss on sale of assets	222	68
Equity-based incentive compensation expense	—	532
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(149)	701
Increase in other current assets	(443)	(135)
Decrease in other assets	—	72
Increase (decrease) in accounts payable	731	(637)
Increase in accrued liabilities	1,342	498

Net cash used in operating activities	(19,740)	(11,655)

Cash flows from investing activities:
Acquisition	(9,835)	—
Capital expenditures	(26,400)	(18,951)
Proceeds from sale of assets	142	338

Net cash used in investing activities	(36,093)	(18,613)

Cash flows from financing activities:
Increase (decrease) in book overdrafts	49	(86)
Debt issuance costs	—	(1,037)
Payments on capital lease obligations	(1,599)	(1,294)
Borrowings under credit facility	—	146,550
Payments under credit facility	—	(54,050)
Proceeds from equity issuance, net of offering costs	—	38,036
Distribution to SemGroup Holdings LP	—	(136,463)
Contributions from Parent	57,383	39,780

Net cash provided by financing activities	55,833	31,436

Net increase in cash and cash equivalents	—	1,168
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$1,168

Predecessor liabilities not contributed to Partnership	$—	$32,151
Cash paid for interest, net of amount capitalized	1,581	2,643
Changes in accounts payable related to purchases of property, plant and equipment	1,619	(846)

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION AND NATURE OF BUSINESS—SemGroup Energy Partners, L.P. (the “Partnership”) is a publicly traded master limited partnership with operations in the United States primarily in Oklahoma, Kansas and Texas. The Partnership provides integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

On July 20, 2007, the Partnership issued 12,500,000 common units, representing limited partnership interests in the Partnership, and 12,570,504 subordinated units, representing additional limited partnership interests in the Partnership, to SemGroup Holdings, L.P. (“SemGroup Holdings”) and 549,908 general partner units representing a 2% general partner interest in the Partnership to SemGroup Energy Partners G.P., L.L.C. SemGroup Holdings subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, the Partnership issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option. The initial public offering closed on July 23, 2007.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and related notes include the accounts of the Partnership, and prior to July 20, 2007, the assets, liabilities and operations contributed to the Partnership by SemGroup, L.P. (“Parent”) in connection with the Partnership’s initial public offering. The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).

The accompanying financial statements include the assets, liabilities and results of operations of crude oil terminalling and storage and gathering and transportation operations that were contributed to the Partnership prior to the closing of the Partnership’s initial public offering on a carve out basis and are referred to as the “Predecessor”. Both the Partnership and the Predecessor had common ownership and, in accordance with Emerging Issues Task Force Issue No. 87-21, “Change of Accounting Basis in Master Limited Partnership Transactions,” the assets and liabilities transferred were carried forward to the Partnership at their historical amounts. Specifically, the Predecessor’s terminalling and storage and gathering and transportation operations were contributed to the Partnership and include crude oil storage capacity located in Oklahoma, Kansas and Texas, pipelines that gather and transport crude oil in Oklahoma and Texas, and owned or leased crude oil transport trucks that gather and transport crude oil primarily in Oklahoma, Kansas and Texas. Working capital was not contributed to, and debt payable to Parent was not assumed by (together totalling $32.2 million), the Partnership. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

Through the date of the initial public offering, the Parent provided cash management services to the Predecessor through a centralized treasury system. As a result, all of the Predecessor’s charges and cost allocations covered by the centralized treasury system were deemed to have been paid to Parent in cash, during the period in which the cost was recorded in the financial statements. In addition, cash advances by Parent in excess of cash earned by the Predecessor are reflected as contributions from Parent in the statements of division equity. As a result of this accounting treatment, the Predecessor’s working capital does not reflect any affiliate accounts payable for personnel and services, and the Predecessor had a negative working capital balance of $4.0 million at December 31, 2006.

Historically, the Predecessor was a part of the integrated operations of Parent, and neither Parent nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Parent and the Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in these financial statements for all periods prior to the contribution of the assets, liabilities and operations to us by Parent on July 20, 2007 are substantially services provided to third parties. Prior to the close of its initial public offering in July 2007, the Partnership entered into a Throughput Agreement with Parent under which the Partnership provides crude oil gathering and transportation and terminalling and storage services to Parent (See Note 10).

The accompanying financial statements include allocated general and administrative charges from Parent for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. General and administrative charges allocated by Parent prior to the contribution of the assets, liabilities and operations to us by Parent were $2.9 million and $3.2 million for the nine months ended September 30, 2006 and 2007, respectively. Management believes that the allocated general and administrative expense is representative of the costs and expenses incurred by Parent for the Predecessor. Prior to the close of its initial public offering in July 2007, the Partnership entered into an Omnibus Agreement with Parent under which the Partnership reimburses Parent for the provision of various general and administrative services for the Partnership’s benefit (See Note 10).

        The statements of operations and cash flows for the nine months ended September 30, 2006 and 2007 are unaudited. In the opinion of management, the unaudited interim financial statements have been prepared on the same bases as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods. Interim financial results are not necessarily indicative of the results to be expected for an annual period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements and other information included in this Quarterly

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Report on Form 10-Q should be read in conjunction with the Predecessor’s financial statements and notes thereto for the year ended December 31, 2006 included in our prospectus filed with the Securities and Exchange Commission on July 18, 2007 pursuant to Rule 424(b)(4).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. Management makes significant estimates including: (1) allowance for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated cash flows and fair values inherent in impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”); (4) estimated fair value of assets and liabilities acquired and identification of associated intangible assets; (5) accruals related to revenues and expenses; and (6) liability and contingency accruals. Although management believes these estimates are reasonable, actual results could differ from these estimates.

IMPAIRMENT OF LONG-LIVED ASSETS—Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value in accordance with SFAS 144 as amended. Under SFAS 144, assets are tested for impairment when events or circumstances indicate that their carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows. There were no asset impairments in the three or nine month periods ended September 30, 2007.

INCOME AND OTHER TAXES—The Partnership and the Predecessor are not subject to federal income taxes. For federal and most state income tax purposes, all income, gains, losses, expenses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership. Beginning in 2007, the state of Texas implemented a partnership-level tax based on a percentage of the financial results of assets apportioned to the state of Texas. The Partnership and the Predecessor have reported their estimate of this tax as provision for income taxes on our consolidated statements of income.

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

Property, plant and equipment, net is stated at cost and consisted of the following (in thousands):

	Estimated Useful Lives (Years)	December 31, 2006	September 30, 2007
Land		$93	$309
Pipelines and facilities	15-25	29,333	34,186
Storage and terminal facilities	10-25	42,445	71,619
Transportation equipment, injection stations	5-10	24,383	25,001
Office property and equipment and other	3-10	5,609	8,451
Construction-in-progress		23,535	1,497

Property, plant and equipment, gross		125,398	141,063
Accumulated depreciation		(33,153)	(37,679)

Property, plant and equipment, net		$92,245	$103,384

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Property, plant and equipment includes assets under capital leases of $5.5 million and $2.7 million, net of accumulated depreciation of $4.7 million and $3.9 million at December 31, 2006 and September 30, 2007, respectively.

Depreciation expense for the nine months ended September 30, 2006 and 2007 was $6.1 million and $6.5 million, respectively.

Depreciation is calculated using the straight-line method, based on estimated useful lives of the assets. These estimates are based on various factors including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions, and supply and demand in the area. When assets are put into service, management makes estimates with respect to useful lives and salvage values that it believes are reasonable. However, subsequent events could cause management to change its estimates, thus impacting the future calculation of depreciation.

5. LONG TERM DEBT

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

The Partnership distributed $136.5 million, net of debt issuance costs of $1.0 million, advanced under the credit agreement to SemGroup Holdings. On July 23, 2007, the Partnership repaid approximately $38.7 million under the new credit facility with the proceeds it received in connection with the exercise of the underwriters’ over-allotment option in the Partnership’s initial public offering.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets, businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures. The credit agreement prohibits the Partnership from making distributions of available cash to unitholders if any default or event of default (as defined in the credit agreement) exists. The credit agreement requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement) of not more than 5.00 to 1.00 and, on a temporary basis, from the date of the consummation of certain acquisitions until the last day of the third consecutive fiscal quarter following such acquisitions, not more than 5.50 to 1.00; provided, that after the issuance of senior unsecured notes, the leverage ratio limitation will be modified by a requirement that the Partnership maintain a senior secured leverage ratio of not more than 4.00 to 1.00 and a total leverage ratio of not more than 5.50 to 1.00, subject to temporary increases of the senior secured leverage ratio to not more than 4.50 to 1.00 and the total leverage ratio of not more than 6.00 to 1.00 following the consummation of certain acquisitions as described above. As of September 30, 2007, the Partnership’s leverage ratio was 1.90 to 1.00. The credit agreement also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) of not less than 2.75 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. As of September 30, 2007, the Partnership’s interest coverage ratio was 6.46 to 1.00. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, a change of control of the Partnership or SemGroup, L.P., and other customary defaults including specified bankruptcy or insolvency events, the Employee Retirement Income Security Act of 1974, or ERISA, violations, and material judgment defaults. If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

As of November 9, 2007, the Partnership had an aggregate unused credit availability of approximately $164.3 million under its $250.0 million revolving credit facility. All amounts outstanding under the $250.0 million revolving credit facility mature in July 2012.

        The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In August 2007 the Partnership entered into interest rate swap agreements with an aggregate notional value of $80.0 million that mature on August 20, 2010. Under the terms of the interest rate swap agreements, the Partnership will pay fixed rates of 4.9% and will receive three-month LIBOR with quarterly settlement. The value of the interest rate swaps at September 30, 2007 is a liability of $0.6 million and is recorded in long-term derivative liabilities on the consolidated balance sheet.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The interest rate swaps do not receive hedge accounting treatment under SFAS 133. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.

6. NET INCOME PER LIMITED PARTNER UNIT

Subject to applicability of Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128,” as discussed below, Partnership income is allocated 98% to the limited partners, including the holders of subordinated units, and 2% to the general partner. Basic and diluted net income per common and subordinated partner unit is determined by dividing net income attributable to common and subordinated partners by the weighted average number of outstanding common and subordinated partner units during the period.

EITF 03-06 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (or partnership distributions to unitholders). EITF 03-06 applies to any accounting period where our aggregate net income exceeds aggregate dividends declared in the period. In such periods, we are required to present earnings per unit as if all of the earnings for the periods were distributed.

Basic net income per unit is computed by dividing net income attributable to common and subordinated unitholders as allocated in accordance with the net income allocation provisions of the limited partnership agreement by the weighted average number of units outstanding during each period. However, because the Partnership’s initial public offering was completed on July 23, 2007, the number of units issued following the initial public offering is utilized for the 2007 period presented. Diluted earnings per unit reflects the potential dilution of common equivalent units that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following sets forth the computation of basic and diluted net income per common and subordinated unit (in thousands, except per unit data):

	Three Months Ended September 30, 2006	July 1, 2007 to July 19, 2007	July 20, 2007 to September 30, 2007	Nine Months Ended September 30, 2006	January 1, 2007 to July 19, 2007	July 20, 2007 to September 30, 2007
Net income (loss)	$(8,976)	$(1,623)	$5,940	$(27,547)	$(26,118)	$5,940
Less: General partner 2% ownership		(1,623)	119		(26,118)	119

Net income available to limited partners		$—	$5,821		$—	$5,821

Basic weighted average number of units outstanding:
Common units			14,375			14,375
Subordinated units			12,571			12,571
Diluted weighted average number of units outstanding:
Common units (1)			14,508			14,508
Subordinated units			12,571			12,571

Basic and diluted net income per common unit			$0.24			$0.24
Basic and diluted net income per subordinated unit			$0.19			$0.19

(1)	The awards that contemplate the issuance of common units described in Note 8 are considered dilutive securities unless (i) vesting occurs only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. The dilutive securities are reduced by a hypothetical unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”

7. PARTNERS’ CAPITAL AND DISTRIBUTIONS

On October 25, 2007, the Partnership declared a pro-rated cash distribution of $0.24 per unit on its outstanding units. The distribution is payable on November 14, 2007 to unitholders of record on November 1, 2007. The distribution is pro-rated for the partial quarter following the closing of the Partnership’s initial public offering and therefore corresponds to the period July 23, 2007 through September 30, 2007.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The total distribution to be paid is approximately $6.7 million, with approximately $3.5 million, $3.0 million, and $0.1 million to be paid to our common unitholders, subordinated unitholders and general partner, respectively, and $0.1 million to be paid to phantom and restricted unitholders pursuant to awards granted under the Partnership’s long-term incentive plan.

8. LONG-TERM INCENTIVE PLAN

In July 2007 the Partnership’s general partner adopted the SemGroup Energy Partners G.P. L.L.C. Long-Term Incentive Plan (the “Plan”). The compensation committee of the general partner’s board of directors administers the Plan. The Plan authorizes the grant of an aggregate of 1.25 million common units deliverable upon vesting. Although other types of awards are contemplated under the Plan, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”). Subject to applicable earning criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period.

In July of 2007, 475,000 phantom units and 5,000 restricted units were approved which vest ratably over periods of four and three years, respectively. These grants are equity awards under SFAS 123(R) and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $22 per unit. The value of these award grants was approximately $10.5 million and $0.1 million at September 30, 2007, respectively, and the unrecognized estimated compensation cost on that date was $10.0 million, which will be recognized over the remaining vesting periods. As of September 30, 2007, all outstanding awards are expected to fully vest.

Our equity-based incentive compensation expense for the three and nine months ended September 30, 2006 and 2007 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(dollars in thousands)		(dollars in thousands)
2007 awards	$—	$532	$—	$532

Total	$—	$532	$—	$532

9. COMMITMENTS AND CONTINGENCIES

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of environmental-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to its estimate of the likely exposure. The Partnership did not have an accrual for legal settlements as of December 31, 2006 or September 30, 2007.

10. RELATED PARTY TRANSACTIONS

Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with Parent. For the three and nine months ended September 30, 2007, the Partnership recognized revenue of $20.2 million under the Throughput Agreement. Under this agreement, the Partnership provides the following services to Parent:

•

Gathering and Transportation Services. The Partnership gathers crude oil for Parent for delivery to refiners, to large common carrier pipelines for ultimate delivery to refiners, to the Partnership’s storage facilities (including the Partnership’s Cushing terminal) or to storage locations owned by others. Under the Throughput Agreement, the Partnership charges fees for the following types of pipeline gathering and transportation services:

•	Gathering services. Parent is obligated to pay the Partnership a fee per barrel gathered on the Partnership’s gathering systems.

•	Pipeline transportation services. Parent is obligated to pay the Partnership a fee per barrel transported on the Partnership’s Mid-Continent system.

•	Delivery services. Parent is obligated to pay the Partnership a fee per barrel for deliveries out of the Partnership’s Cushing terminal.

•

Trucking services. The Partnership gathers crude oil for Parent from operators at remote wellhead locations not served by pipeline gathering systems. The Partnership’s trucking fleet delivers such crude oil to the Partnership’s gathering systems located in Oklahoma and Texas, common carrier pipelines or the Partnership’s Cushing terminal. Parent pays the Partnership a fee per barrel depending on the point of origin and destination for these trucking services.

•	The Throughput Agreement does not apply to any gathering or transportation services on the Partnership’s Longview system or to any producer field services.

•

Terminalling and Storage Services. The Partnership provides services relating to the receipt, storage, throughput and delivery of crude oil for Parent into and out of the tanks located throughout the Partnership’s Mid-Continent system, including at the Partnership’s Cushing terminal, and the Partnership’s Longview system. The Partnership’s storage services enable Parent to purchase and store crude oil and sell it at later dates.

•

Minimum Throughput and Storage Requirements. Under the Throughput Agreement, the gathering services and pipeline transportation services the Partnership provides to Parent (other than gathering and pipeline transportation services provided on the Longview system) are subject to minimum throughput requirements each month, regardless of the amount of such services actually used by Parent in a given month. Parent has committed to utilize a minimum of 80% of the Partnership’s historical average volume of trucking services. In addition, Parent has committed to use services constituting 80% of the Partnership’s total storage capacity. Parent is obligated, regardless of the amount of services actually used by Parent in a given month, to pay the Partnership a fee per barrel for the first 80% of the Partnership’s storage capacity. If Parent utilizes any of these services in excess of these minimum throughput, trucking or storage requirements, Parent will pay the Partnership a fee for such services equal to at least 110% of the per barrel base charge for the applicable services. However, the Partnership is able to contract with other customers for services in excess of these minimum commitments and the Partnership is not obligated to provide any services in excess of the minimum requirements to Parent.

Based on these minimum throughput, trucking and storage requirements, Parent is obligated to pay the Partnership an aggregate minimum monthly fee of $3.8 million and $2.6 million for the Partnership’s gathering and transportation services and the Partnership’s terminalling and storage services. The pipeline trucking unloading services the Partnership provides to Parent pursuant to the Throughput Agreement are not subject to any minimum usage requirements.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Under the Omnibus Agreement with Parent, the Partnership reimburses Parent for the provision of various general and administrative services for the Partnership’s benefit. The Partnership pays Parent a fixed administrative fee for providing general and administrative services to the Partnership, which is initially fixed at $5.0 million per year through July 2010, subject to annual increases based on increases in the Consumer Price Index and subject to further increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses with the concurrence of the Partnership’s conflicts committee.

After July 2010, the Partnership’s general partner will determine the general and administrative expenses to be allocated to the Partnership in accordance with the partnership agreement. For the three and nine months ended September 30, 2007, the Partnership paid Parent $1.0 million for the services provided under the Omnibus Agreement. The Partnership also reimburses Parent for operating payroll costs associated with services the Parent’s employees provide to the Partnership. For the three and nine months ended September 30, 2007, the Partnership recorded $4.5 million in compensation costs related to services provided by Parent’s employees. As of September 30, 2007, the Partnership has a $0.4 million liability payable to Parent. The Partnership settles its affiliate liabilities on a monthly basis.

The Predecessor had a storage agreement with an entity owned by a unitholder of its general partner under which the Predecessor recognized $0.6 million and $0.0 million in storage revenue during the nine months ended September 30, 2006 and 2007, respectively. At September 30, 2007, nothing was due from this entity. The Predecessor had a transportation agreement with an entity owned by a unitholder of its general partner under which the Predecessor recognized $0.0 million and $0.1 million in transportation revenue during the nine months ended September 30, 2006 and 2007, respectively. At September 30, 2007, nothing was due from this entity.

During the nine months ended September 30, 2007, the Partnership made payments of $0.4 million to a third party entity on whose board of directors a member of our general partner’s board of directors serves in connection with leased transport trucks and trailers utilized in the Partnership’s gathering and transportation services segment. At September 30, 2007 the Partnership has future commitments to this entity totaling $5.6 million.

11. OPERATING SEGMENTS

The Partnership’s operations consist of two operating segments: (i) terminalling and storage services and (ii) gathering and transportation services.

TERMINALLING AND STORAGE SERVICES—The Partnership provides crude oil terminalling and storage services at its terminalling and storage facilities located in Oklahoma, Kansas and Texas.

GATHERING AND TRANSPORTATION SERVICES—The Partnership owns and operates two pipeline systems, the Mid-Continent system and the Longview system, that gather crude oil purchased by Parent and its other customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its gathering and transportation system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. It refers to its second gathering and transportation system, which is located in Texas, as the Longview system. In addition to its pipelines, the Partnership uses its owned and leased tanker trucks to gather crude oil for Parent and its other customers at remote wellhead locations generally not covered by pipeline and gathering systems and to transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems. In connection with its gathering services, the Partnership also provides a number of producer field services, ranging from gathering condensates from natural gas companies to hauling produced water to disposal wells.

The Partnership’s management evaluates performance based upon segment operating margin, which includes revenues from affiliates and external customers and operating expenses excluding depreciation. The non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following table. The Partnership computes the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating loss, which is its nearest comparable GAAP financial measure, is included in the following table. The Partnership believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure of the economic performance of the Partnership’s core operations. This measure forms the basis of the Partnership’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating loss, alternatively, includes expense items, such as depreciation and amortization and general and administrative expenses, which management does not consider when evaluating the core profitability of an operation.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table reflects certain financial data for each segment for the periods indicated:

	Terminalling and Storage	Gathering and Transportation	Total
	(in thousands)
Three Months Ended September 30, 2006
Service revenue
Non-affiliate third party revenue	$2,444	$4,806	$7,250
Related party revenue	240	—	240

Total revenue for reportable segments	2,684	4,806	7,490 (1)

Operating margin (exclusive of depreciation)	2,119	(5,539)	(3,420)
Depreciation and amortization	642	1,711	2,353
General and administrative expenses	239	2,424	2,663

Income (loss) before income taxes	1,238	(9,674)	(8,436)

Total assets (end of period)	46,329	58,561	104,890

Three Months Ended September 30, 2007
Service revenue
Non-affiliate third party revenue	$691	$4,181	$4,872
Related party revenue	7,245	13,163	20,408 (1)

Total revenue for reportable segments	7,936	17,344	25,280

Operating margin (exclusive of depreciation)	7,643	4,079	11,722
Depreciation and amortization	785	1,609	2,394
General and administrative expenses	310	2,215	2,525

Income before income taxes	6,548	255	6,803

Total assets (end of period)	63,134	54,182	117,316

Nine Months Ended September 30, 2006
Service revenue
Non-affiliate third party revenue	$5,192	$14,669	$19,861
Related party revenue	570	—	570

Total revenue for reportable segments	5,762	14,669	20,431 (1)

Operating margin (exclusive of depreciation)	3,976	(15,661)	(11,685)
Depreciation and amortization	1,363	4,760	6,123
General and administrative expenses	733	7,425	8,158

Income (loss) before income taxes	1,880	(27,846)	(25,966)

Total assets (end of period)	46,329	58,561	104,890

Nine Months Ended September 30, 2007
Service revenue
Non-affiliate third party revenue	$7,836	$16,011	$23,847
Related party revenue	7,245	13,286	20,531

Total revenue for reportable segments	15,081	29,297	44,378 (1)

Operating margin (exclusive of depreciation)	13,632	(12,583)	1,049
Depreciation and amortization	1,959	4,822	6,781
General and administrative expenses	961	10,054	11,015

Income (loss) before income taxes	10,712	(27,459)	(16,747)

Total assets (end of period)	63,134	54,182	117,316

(1)	Historically, the Predecessor was a part of the integrated operations of Parent, and neither Parent nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Accordingly, revenues reflected for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by Parent on July 20, 2007 are substantially services provided to third parties.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

12. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a tentative conclusion on Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings, per Share, to Master Limited Partnerships” (“Issue No. 07-4”). This tentative conclusion reached by the EITF affects how a master limited partnership (“MLP”) allocates income between its general partner, which typically holds incentive distribution rights (“IDRs”) along with the general partner interest, and the limited partners. It is not uncommon for MLPs to experience timing differences between the recognition of income and partnership distributions. The amount of incentive distribution is typically calculated based on the amount of distributions paid to the MLP’s partners. The issue is whether current period earnings of an MLP should be allocated to the holders of IDRs as well as the holders of the general and limited partnership interests when applying the two-class method under FASB Statement No. 128—“Earnings per Share.”

The tentative conclusion reached by the EITF in Issue No. 07-4 is that when current period earnings are in excess of cash distributions, the undistributed earnings should be allocated as if the undistributed earnings were available in cash. Conversely, when cash distributions are in excess of earnings, net income allocable to the holders of the limited partner interest would be reduced by the actual distributions to the holders of the limited partner interest based on their respective sharing of income as specified in the partnership agreement.

Issue No. 07-4 is expected to be effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The accounting treatment shall be effective for all financial statements presented. The Partnership is considering the impact of the adoption of Issue 07-4 on the Partnership’s financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS

On October 3, 2007, the Partnership’s general partner appointed Brian F. Billings as an independent director of its Board of Directors. Mr. Billings will chair the Conflicts Committee and will also serve on the Audit Committee and the Compensation Committee of the Board of Directors of the Partnership’s general partner. Under the provisions of the Plan, Mr. Billings was granted an award of 5,000 restricted units on October 3, 2007. These restricted units vest ratably over three years and include the right to receive distributions paid on common units during the vesting period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “SemGroup Energy Partners,” “our,” “we,” “us” and similar terms refer to SemGroup Energy Partners, L.P., together with our subsidiaries, (2) our “Parent” refers to SemGroup, L.P. and its subsidiaries and affiliates (other than us), and (3) “Crude Oil Business” refers to the crude oil gathering, transportation, terminalling and storage assets that were contributed to us by our Parent. The historical financial statements for periods prior to the contribution of the assets, liabilities and operations to us by our Parent on July 20, 2007 reflect the assets, liabilities and operations of our predecessor. The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our predecessor’s financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Registration Statement on Form S-1 (File No. 333-141196) (the “S-1”) as declared effective by the Securities and Exchange Commission on July 17, 2007. The Partnership as used herein refers to the financial results and operations of our predecessor until its contribution to us, and to our financial results and operations thereafter.

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

In July 2007, we issued 12,500,000 common units, representing limited partnership interests, and 12,570,504 subordinated units, representing additional limited partnership interests, to SemGroup Holdings, L.P. (“SemGroup Holdings”) and 549,908 general partner units representing a 2% general partner interest to SemGroup Energy Partners G.P., L.L.C., our general partner. SemGroup Holdings subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, we issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option. We did not receive any proceeds from the common units sold by SemGroup Holdings.

We received net proceeds of approximately $38.7 million after deducting underwriting discounts from the sale of common units in connection with the exercise of the underwriters’ over-allotment option. We used these net proceeds to reduce outstanding borrowings under our five-year credit facility.

Items Impacting the Comparability of Our Financial Results

Our future results of operations and cash flows may not be comparable to the historical results of operations for the periods presented for the reasons described below:

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

Organic Expansion Activities. We also will pursue opportunities to expand our existing asset base and will consider constructing additional assets in strategic locations. The construction of additions or modifications to our existing assets, and the construction of new assets, involve numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and may require the expenditure of significant amounts of capital.

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

Results of Operations

The results of operations for the three months and nine months ended September 30, 2007 and 2006 have been derived from the financial statements of the Partnership. Our predecessor has historically been a part of the integrated operations of our Parent, and neither our Parent nor our predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Our Parent and our predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in the financial statements of our predecessor only represent services provided to third parties.

The following table summarizes the financial results of the Partnership for three and nine months ended September 30, 2006 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(dollars in thousands)		(dollars in thousands)
Services revenues	$7,490	$25,280	$20,431	$44,378
Operating expenses	13,263	15,952	38,239	50,110
General and administrative expenses	2,663	2,525	8,158	11,015
Operating Income (Loss)	(8,436)	6,803	(25,966)	(16,747)
Interest Expense	540	2,424	1,581	3,369
Income Tax Expense		62		62

Net Income (Loss)	$(8,976)	$4,317	$(27,547)	$(20,178)

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Service revenues. Service revenues were $25.3 million for the three months ended September 30, 2007 compared to $7.5 million for the three months ended September 30, 2006, an increase of $17.8 million, or 238%. Service revenues include revenues from terminalling and storage services and gathering and transportation services. Terminalling and storage revenues increased by $5.3 million to $8.0 million for the three months ended September 30, 2007 compared to $2.7 million for the three months ended September 30, 2006, primarily due to revenues generated under the Throughput Agreement subsequent to the closing of our initial public offering. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Our gathering and transportation services revenue increased by $12.5 million to $17.3 million for three months ended September 30, 2007 compared to $4.8 million for the three months ended September 30, 2006. This increase is primarily due to revenues generated under the Throughput Agreement subsequent to the closing of our initial public offering. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses. Operating expenses increased by $2.7 million, or 20%, to $16.0 million for the three months ended September 30, 2007 compared to $13.3 million for the three months ended September 30, 2006. Our fuel expenses increased by $0.9 million to $2.5 million for the three months ended September 30, 2007 compared to $1.6 million for the three months ended September 30, 2006. The increase in our fuel costs is attributable to the increase in number of transport trucks we operated for the respective periods and the rising price of diesel fuel during the comparative periods. Compensation expense increased by $1.3 million to $5.5 million for the three months ended September 30, 2007 primarily as a result of growth in our gathering and transportation segment. Our repair and maintenance expenses increased by $0.6 million to $2.0 million for the three months ended September 30, 2007 compared to $1.4 million for the three months ended September 30, 2006, primarily due to the timing of routine maintenance in our gathering and transportation segment. Lease expense related to crude oil tanker trucks increased by $0.5 million to $0.5 million for the three months ended September 30, 2007. This increase is attributable to the replacement of crude oil transport vehicles that were historically financed through capital leases.

General and administrative expenses. General and administrative expenses decreased by $0.2 million, or 7%, to $2.5 million for the three months ended September 30, 2007 compared to $2.7 million for the three months ended September 30, 2006. The decrease was primarily the result of the effect of the Omnibus Agreement, which we entered into with our Parent in July 2007, pursuant to which we pay a fixed monthly fee of $0.4 million for general and administrative support services provided by our Parent. Also included in general and administrative expenses is $0.5 million in non-cash equity-based compensation recognized under our long-term incentive plan during the three months ended September 30, 2007. The long-term incentive plan did not exist during the three months ended September 30, 2006.

Interest expense. Interest expense represents interest on capital lease obligations and long-term borrowings under our revolving credit facility. Interest expense increased by $1.9 million to $2.4 million for the three months ended September 30, 2007 compared to $0.5 million for the three months ended September 30, 2006. The increase was primarily due to an increase in the average long-term borrowings during the third quarter of 2007 compared to the third quarter of 2006, which accounted for approximately $1.2 million of the total increase in interest expense, and is a reflection of borrowings under our new revolving credit facility. In addition, during the third quarter of 2007, we entered into two interest rate swap agreements, the fair value accounting for which resulted in $0.6 million in interest expense for the three months ended September 30, 2007.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Service revenues. Service revenues were $44.4 million for the nine months ended September 30, 2007 compared to $20.4 million for the nine months ended September 30, 2006, an increase of $24.0 million, or 117%. Terminalling and storage revenues increased by $9.3 million to $15.1 million for the nine months ended September 30, 2007 compared to $5.8 million for the nine months ended September 30, 2006, primarily due to revenues generated under the Throughput Agreement subsequent to the closing of our initial public offering. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Our gathering and transportation services revenue increased by $14.6 million to $29.3 million for nine months ended September 30, 2007 compared to $14.7 million for the nine months ended September 30, 2006, primarily due to revenues generated under the Throughput Agreement subsequent to the closing of our initial public offering. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses. Operating expenses increased by $11.9 million, or 31%, to $50.1 million for the nine months ended September 30, 2007 compared to $38.2 million for the nine months ended September 30, 2006. Approximately $4.5 million of this increase in operating expenses was due to our acquisition of Big Tex Crude Oil Company (“Big Tex”) on June 30, 2006. Included in operating expenses for the nine months ended September 30, 2007 is $1.6 million in costs associated with the clean up of a crude oil leak that occurred in the nine months ended September 30, 2007 in relation to a thirty-five mile pipeline located in Conroe, Texas. This gathering line was sold by our Parent on April 30, 2007, and our Parent has assumed any future obligations associated with the aforementioned leak. Excluding the impact of the acquisition of Big Tex, our repair and maintenance expenses increased by $1.7 million to $4.6 million for the nine months ended September 30, 2007 compared to $2.9 million for the nine months ended September 30, 2006. The increase in repair and maintenance expenses was due primarily to the timing of routine maintenance in our gathering and transportation segment.

In addition, excluding the impact of the acquisition of Big Tex, our fuel expenses increased by $1.6 million to $6.5 million for the nine months ended September 30, 2007 compared to $4.9 million for the nine months ended September 30, 2006. The increase in our fuel costs is attributable to the increase in number of transport trucks we operated for the respective periods, the rising price of diesel fuel during the comparative periods and a fire at a refinery located in western Texas that resulted in our transporting 0.7 million barrels of crude oil to alternative locations which were a greater distance from the barrels’ respective points of origination than the refinery that normally receives those barrels. The Throughput Agreement provides for a fuel surcharge, which we anticipate will mostly offset any future increases in fuel expenses related to either rising diesel prices or force majeure events such as the refinery fire that impacted our operations in during the nine months ended September 30, 2007. Compensation expense increased by $2.4 million to $16.9 million for the nine months ended September 30, 2007 compared to $14.5 million for the nine months ended September 30, 2006 primarily as a result of growth in our gathering and transportation segment. Furthermore, as a result of the growth in our property and equipment during this period, including the acquisition of Big Tex, our insurance premiums increased by $0.8 million to $1.5 million for the nine months ended September 30, 2007 compared to $0.7 million for the nine months ended September 30, 2006.

General and administrative expenses. General and administrative expenses increased by $2.8 million, or 34%, to $11.0 million for the nine months ended September 30, 2007 compared to $8.2 million for the nine months ended September 30, 2006. The increase was primarily the result of growth in our business, and was comprised of a $1.1 million increase in compensation expenses (including $0.5 million recognized during the third quarter of 2007 under our long-term incentive plan, which did not exist in 2006), a $1.1 million increase in costs allocated to us from our Parent, and a $0.8 million increase in outside professional service costs.

Interest expense. Interest expense represents interest on capital lease obligations and long-term borrowings under our revolving credit facility. Interest expense increased by $1.8 million to $3.4 million for the nine months ended September 30, 2007 compared to $1.6 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in the average long-term borrowings during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, which accounted for approximately $1.2 million of the total increase in interest expense, and is a reflection of borrowings under our new revolving credit facility. In addition, during the third quarter of 2007, we entered into two interest rate swap agreements, the fair value accounting for which resulted in $0.6 million in interest expense for the nine months ended September 30, 2007.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of the Partnership’s operations.

Liquidity and Capital Resources

Our Liquidity and Capital Resources

Cash generated from operations and borrowings under our credit facility are the primary sources of our liquidity. Historically, our predecessor’s sources of liquidity included cash generated from operations and funding from our Parent. The following table summarizes the Partnership’s and uses of cash for the nine months ended September 30, 2006 and 2007.

	September 30,
	2006	2007
	(in thousands)
Net cash used in operating activities	$(19,740)	$(11,655)
Net cash used in investing activities	(36,093)	(18,613)
Net cash provided by financing activities	55,833	31,436

Operating Activities. Net cash used in operating activities decreased by $8.1 million, or 41%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily due to a $7.4 million increase in our net loss for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Investing Activities. Net cash used in investing activities was $18.6 million for the nine months ended September 30, 2007 compared to $36.1 million for the nine months ended September 30, 2006. This decrease was attributable to a reduction in capital expenditures primarily resulting from the timing of construction projects in our terminalling and storage segment. Capital expenditures for the nine months ended September 30, 2007 and 2006 were $19.0 million and $36.2 million, respectively, consisting of both the acquisition of Big Tex on June 30, 2006 and expenditures for the construction of additional crude oil storage capacity during these periods. We added 0.4 million additional barrels of crude oil storage capacity in the nine months ended September 30, 2007.

Financing Activities. Net cash provided by financing activities is primarily comprised of capital contributions of $39.8 million and $57.4 million received by us from our Parent during the nine months ended September 30, 2007 and 2006, respectively. The capital contributions served to fund our working capital needs and both maintenance and expansion capital expenditure projects that are reflected in net cash used in investing activities. Other significant items included in cash provided by financing activities for the nine months ended September 30, 2007 are net borrowings under our credit facility of $92.5 million, Parent’s forgiveness of our predecessor’s $31.2 million note payable to our Parent and cash distributions of $136.5 million to SemGroup Holdings.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At September 30, 2007, we had approximately $157.5 million of availability under our revolving credit facility. Our working capital increased approximately $1.7 million in the first nine months of 2007. We believe that cash generated from these sources will continue to be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and quarterly cash distributions. Usage of our revolving credit facility is subject to ongoing compliance with covenants. We believe we are currently in compliance with all covenants.

Capital Requirements. Our Crude Oil Business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements consist of, the following:

•

sustaining capital expenditures, which are capital expenditures made to sustain the existing integrity and operating capacity of our assets and related cash flows further extending the useful lives of the assets; and

•

expansion capital expenditures, which are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our credit facility, the issuance of additional partnership units and debt offerings.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. We distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures). However, we expect that we will continue to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in our partnership agreement or in the terms of our new credit facility on our ability to issue additional units, including units ranking senior to the common units.

Description of Credit Facility. In July, 2007 we entered into a $250.0 million five-year credit facility with a syndicate of financial institutions.

The credit facility is available for general partnership purposes, including working capital, capital expenditures, distributions and repayment of indebtedness that is assumed in connection with acquisitions. As of November 9, 2007, we have borrowed $85.7 million under our credit facility and, as a result, we have approximately $164.3 million of remaining borrowing capacity under the credit facility.

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

The credit agreement prohibits us from making distributions of available cash to unitholders if any default or event of default (as defined in the credit agreement) exists. The credit agreement requires us to maintain a leverage ratio (the ratio of our consolidated funded indebtedness to our consolidated adjusted EBITDA, in each case as is defined in the credit agreement) of not more than 5.00 to 1.00 and, on a temporary basis, from the date of the consummation of certain acquisitions until the last day of the third consecutive fiscal quarter following such acquisitions, not more than 5.50 to 1.00; provided, that after an issuance of senior unsecured notes, the leverage ratio limitation is modified by a requirement that we maintain a senior secured leverage ratio of not more than 4.00 to 1.00 and a total leverage ratio of not more than 5.50 to 1.00, subject to temporary increases of the senior secured leverage ratio to not more than 4.50 to 1.00 and the total leverage ratio of not more than 6.00 to 1.00 following the consummation of certain acquisitions as described above. The credit agreement also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as is defined in the credit agreement) of not less than 2.75 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination.

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

A summary of our contractual cash obligations over the next several fiscal years, as of September 30, 2007, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Omnibus Agreement obligations	$14.0	$5.0	$9.0	$—	$—
Debt obligations (1)	92.5	—	—	92.5	—
Capital lease obligations	3.0	1.5	1.5	—	—
Operating lease obligations	8.2	2.1	5.5	0.6	—

(1)	Represents required future principal repayments of borrowings under our revolving credit facility. All amounts outstanding under the revolving credit facility mature in July 2012.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepared these financial statements in conformity with generally accepted accounting principles in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We based our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe require our most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. We make significant estimates including: (1) allowance for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated cash flows and fair values inherent in impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”); (4) estimated fair value of assets and liabilities acquired and identification of associated intangible assets; (5) accruals related to revenues and expenses; and (6) liability and contingency accruals. Although our predecessor and we believe these estimates are reasonable, actual results could differ from these estimates.

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

We calculate depreciation using the straight-line method, based on estimated useful lives of our assets. These estimates are based on various factors including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives and salvage values that we believe to be reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. The estimated useful lives of our asset groups are as follows:

Asset Group	Estimated Useful Lives (Years)
Pipelines and facilities	15-25
Storage and terminal facilities	10-25
Transportation equipment, injection stations	5-10
Office property and equipment and other	3-10

We capitalize certain costs directly related to the construction of assets, including interest and engineering costs. Upon disposition or retirement of property, plant and equipment, any gain or loss is charged to operations.

We currently have no legal or contractual asset retirement obligations associated with our property and equipment or our pipeline right of ways. Any such obligations would be recognized in the period incurred if reasonably estimable under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Impairment of Long-lived Assets. Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value in accordance with SFAS 144 as amended. Under SFAS 144, assets are tested for impairment when events or circumstances indicate that their carrying values may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows.

Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets. In conjunction with each acquisition, we must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, we may adjust the original estimates within a short time subsequent to the acquisition. We are also required to recognize intangible assets separately from goodwill. Goodwill and intangible assets with indefinite lives are not amortized but instead are periodically assessed for impairment. The impairment testing entails estimating future net cash flows relating to the asset based on our estimate of market conditions including pricing, demand, competition, operating costs and other factors. Intangible assets with finite lives are amortized over the estimated useful life determined by management. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships and contracts with suppliers, involves professional judgment and is ultimately based on acquisition models and our assessment of the value of the assets acquired and, to the extent available, third-party assessments. Uncertainties associated with these estimates include changes in production by producers and refiners, economic obsolescence factors in the area and potential future sources of cash flow. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, our predecessor and we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Allocation Methodologies Used to Derive Our Predecessor’s Financial Statements on a Carve-out Basis. Our predecessor employed various allocation methodologies to separate certain general and administrative expenses incurred by our Parent and recorded in its financial statements presented herein. Our Parent provided to our predecessor centralized corporate functions such as legal, accounting, treasury, insurance administration risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. The allocation methodologies vary based on the nature of the charge and include, among other things, employee headcount, compensation expense, net revenues and square footage. Our predecessor’s management believes that the allocation methodologies used to allocate indirect costs to it are reasonable. If certain general and administrative expenses were allocated using different methodologies, our predecessor’s results of operations could have significantly differed from those presented herein.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 12 of the Notes to Financial Statements included in Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to variable interest rates under our $250.0 million five-year credit facility.

As of November 9, 2007, we had $85.7 million outstanding under our $250.0 million credit facility that was subject to a variable interest rate. Through the use of interest rate swap contracts, we have fixed our interest expense on $80.0 million of our borrowings through August of 2010. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on current borrowings and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate will result in increased or decreased, respectively, annual interest expenses of $0.1 million.

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

In July 2007, we issued 12,500,000 common units, representing limited partnership interests, and 12,570,504 subordinated units, representing additional limited partnership interests, to SemGroup Holdings, L.P. and 549,908 general partner units representing a 2% general partner interest in the Partnership to SemGroup Energy Partners G.P., L.L.C. SemGroup Holdings, L.P. subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, we issued an additional 1,875,000 common units, representing limited partnership interests, to the public pursuant to the underwriters’ exercise of their over-allotment option.

We did not receive any proceeds from the common units sold by SemGroup Holdings, L.P. SemGroup Holdings, L.P. used the net proceeds of $257.6 million received by it from the sale of the common units to repay outstanding indebtedness of our Parent.

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

SemGroup Energy Partners, L.P.

	By:	SemGroup Energy Partners G.P., L.L.C. its General Partner

Date: November 14, 2007	By:	/s/ Michael J. Brochetti
Michael J. Brochetti Chief Financial Officer

Date: November 14, 2007	By:	/s/ Alex G. Stallings
Alex G. Stallings Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
3.1	Certificate of Limited Partnership of SemGroup Energy Partners, L.P. (the “Partnership”), dated February 22, 2007 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed March 9, 2007, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated July 20, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

3.3	Certificate of Formation of SemGroup Energy Partners G.P., L.L.C. (the “General Partner”), dated February 22, 2007 (filed as Exhibit 3.2 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed March 9, 2007, and incorporated herein by reference).

3.4	Amended and Restated Limited Liability Company Agreement of the General Partner, dated July 20, 2007 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

4.1	Specimen Unit Certificate (included in Exhibit 3.2).

10.1	Credit Agreement, dated July 20, 2007, among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, Bank of America, N.A., as Syndication Agent and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.2	Closing Contribution, Conveyance, Assignment and Assumption Agreement, dated July 20, 2007, among the Partnership, the General Partner, SemCrude, L.P., SemGroup, L.P. and SemGroup Energy Partners Operating, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.3	Omnibus Agreement, dated July 20, 2007, among the Partnership, the General Partner, SemGroup, L.P. and SemManagement, L.L.C. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.4	Throughput Agreement, dated July 20, 2007, among the Partnership, SemGroup Energy Partners, L.L.C., SemCrude, L.P., Eaglwing, L.P. and SemGroup, L.P. (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.5	SemGroup Energy Partners G.P., L.L.C. Long-Term Incentive Plan (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”