Form 10-K
period 2007-12-31
SemGroup Energy Partners, L.P.
filed 2008-03-06
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-33503

SEMGROUP ENERGY PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-8536826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Warren Place

6120 South Yale Avenue, Suite 500

Tulsa, Oklahoma 74136

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code) (918) 524-5500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partner interests	The NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s common units were not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common units held by non-affiliates of the registrant was approximately $522.0 million on March 5, 2008, based on $25.13 per unit, the closing price of the common units as reported on the NASDAQ Global Market on such date.

At March 5, 2008, there were 21,275,000 common units and 12,570,504 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

i

DEFINITIONS

We use the following oil and gas measurements and industry terms in this report:

Barrel: One barrel of petroleum products equals 42 United States gallons.

Bcf/d: Billion cubic feet per day.

Bpd: Barrels per day.

Btu: British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

Common carrier pipeline: A pipeline engaged in the transportation of petroleum products as a public utility and common carrier for hire.

Condensate: A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.

EIA: Energy Information Administration.

Feedstock: A raw material required for an industrial process such as in petrochemical manufacturing.

Finished asphalt products: As used herein, the term refers to liquid asphalt cement sold directly to end users and to asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and related asphalt products processed using liquid asphalt cement. The term is also used to refer to various residual fuel oil products directly sold to end users.

Liquid asphalt cement: Liquid asphalt cement is a dark brown to black cementitious material that is primarily produced by petroleum distillation. When crude oil is separated in distillation towers at a refinery, the heaviest hydrocarbons with the highest boiling points settle at the bottom. These tar-like fractions, called residuum, require relatively little additional processing to become products such as asphalt cement or residual fuel oil. Liquid asphalt cement is primarily used in the road construction and maintenance industry. Residual fuel oil is primarily used as a burner fuel in numerous industrial and commercial business applications. As used herein, the term refers to both liquid asphalt cement and residual fuel oils.

Mcf/d: Thousand cubic feet per day.

Midstream: The industry term for the components of the energy industry in between the production of oil and gas (upstream) and the distribution of refined and finished products (downstream).

Sour gas: Natural gas that has relatively high concentrations of acidic gases, such as hydrogen sulfide and carbon dioxide, that exceed normal gas transportation specifications.

Terminalling: The receipt of crude oil and liquid asphalt cement for storage into storage tanks and other appurtenant equipment, including pipelines, where the crude oil or liquid asphalt cement will be commingled with other products of similar quality; the storage of the crude oil and liquid asphalt cement; and the delivery of the crude oil and liquid asphalt cement as directed by a distributor into a truck, vessel or pipeline.

Throughput: The volume of product transported or passing through a pipeline, plant, terminal or other facility.

ii

PART I

As used in this annual report, unless we indicate otherwise: (1) “SemGroup Energy Partners,” “our,” “we,” “us” and similar terms refer to SemGroup Energy Partners, L.P., together with our subsidiaries, (2) our “Parent” refers to SemGroup, L.P. and its subsidiaries and affiliates (other than us), and (3) “Crude Oil Business” refers to the crude oil gathering, transportation, terminalling and storage assets that were contributed to us by our Parent in connection with our initial public offering. The historical financial statements for periods prior to the contribution of the assets, liabilities and operations to us by our Parent on July 20, 2007 reflect the assets, liabilities and operations of our predecessor.

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this annual report that are not historical facts (including any statements concerning future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Item 1A—Risk Factors,” included in this annual report, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through the Investor Relations link at www.SGLP.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

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

Item 1.	Business.

Overview

We are a Delaware limited partnership formed in 2007 by our Parent to own, operate and develop a diversified portfolio of complementary midstream energy assets. Prior to the closing of the initial public offering of our common units discussed below, our Parent contributed to us the Crude Oil Business, which consists of crude oil terminalling and storage facilities with an aggregate of approximately 6.7 million barrels of storage capacity primarily located in Oklahoma, approximately 1,150 miles of crude oil gathering and transportation pipelines located in Oklahoma and Texas and approximately 200 owned or leased crude oil tanker trucks.

In July 2007, we issued 12,500,000 common units, representing limited partnership interests, and 12,570,504 subordinated units, representing additional limited partnership interests, to SemGroup Holdings, L.P., or SemGroup Holdings, and 549,908 general partner units representing a 2% general partner interest to SemGroup Energy Partners G.P., L.L.C., our general partner. SemGroup Holdings then completed a public offering of 12,500,000 common units at a price of $22 per unit. In addition, we issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option. We did not receive any proceeds from the common units sold by SemGroup Holdings. We received net proceeds of approximately $38.7 million after deducting underwriting discounts from the sale of common units in connection with the exercise of the underwriters’ over-allotment option. We used these net proceeds to reduce outstanding borrowings under our credit facility.

On February 20, 2008, we purchased substantially all of our Parent’s domestic owned liquid asphalt cement terminalling and storage assets for a purchase price of $378.8 million. The acquired assets include 46 terminals in 23 states with an aggregate shell storage capacity of approximately 6.6 million barrels. We acquired the terminalling and storage assets associated with the terminals other than equipment used exclusively for processing and marketing operations, which our Parent retained. Our Parent also retained certain domestic leased terminals that are used for storage and processing and marketing of finished asphalt products, as well as its operations in Mexico. In connection with the acquisition of the acquired assets, we completed an underwritten public offering of 6,000,000 of our common units representing limited partner interests at a price to the public of $23.90 per unit. We used the net proceeds of approximately $137.7 million from the offering, after deducting underwriting discounts but before estimated offering expenses, to partially fund the acquisition of asphalt assets from our Parent. On March 5, 2008, we sold an additional 900,000 common units at the public offering price of $23.90 per unit pursuant to the underwriters’ exercise of their over-allotment option in full. We used the resulting net proceeds of approximately $20.6 million, after deducting underwriting discounts, together with the corresponding $0.4 million capital contribution by our general partner to maintain its 2.0% general partner interest in us, to reduce outstanding borrowings under our credit facility.

Our network of assets provides our customers the flexibility to access multiple points for the receipt and delivery of crude oil and the terminalling and storage of crude oil and liquid asphalt cement. We do not take title to, or marketing responsibility for, the crude oil or liquid asphalt cement that we gather, transport, terminal and store. As a result, our operations have minimal direct exposure to changes in crude oil and liquid asphalt cement prices, but the volumes of crude oil and liquid asphalt cement we gather, transport, terminal or store are indirectly affected by commodity prices. We generate revenues by charging a fee for services provided as crude oil and liquid asphalt cement is received into and delivered out of our terminalling and storage facilities. We also generate revenues by charging a fee for services provided at each transportation stage as crude oil is shipped from its origin at the wellhead to destination points such as the Cushing Interchange, to refineries in Oklahoma, Kansas and Texas or to pipelines.

•

Terminalling and storage assets and services. We provide crude oil terminalling and storage services at our terminalling and storage facilities located in Oklahoma, Kansas and Texas. We currently own and operate an aggregate of approximately 6.7 million barrels of storage capacity. Of this storage capacity, approximately 4.8 million barrels are located at our terminal in Cushing, Oklahoma. Our Cushing terminal is strategically located within the Cushing Interchange, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all New York Mercantile Exchange, or NYMEX, crude oil futures contracts. Our terminals have a combined capacity to receive or deliver approximately 10.0 million barrels of crude oil per month. We also own approximately 26 acres of additional land within the Cushing Interchange where we can develop additional storage capacity.

Our 46 liquid asphalt cement terminals are located in 23 states and as such are well positioned to provide liquid asphalt cement terminalling and storage services in the market areas they serve throughout the continental United States. With our approximately 6.6 million barrels of liquid asphalt cement storage capacity, we are able to provide our Parent and other customers the ability to effectively manage their liquid asphalt cement inventories and significant flexibility in their processing and marketing activities.

•

Crude oil gathering and transportation assets and services. We own and operate two pipeline systems, the Mid-Continent system and the Longview system, collectively consisting of approximately 1,150 miles of pipelines that gather crude oil for our Parent and other third-party customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by us and others. Our pipeline gathering and transportation system located in Oklahoma and the Texas Panhandle, which we refer to as the Mid-Continent system, has a combined length of approximately 820 miles. Our second pipeline gathering and transportation system located in East Texas, which we refer to as the Longview system, consists of approximately 330 miles of tariff-regulated crude oil gathering pipeline. In addition to our pipelines, we use our approximately 200 owned or leased tanker trucks to gather crude oil in Kansas, Oklahoma, Texas, New Mexico and Colorado for our Parent and other third-party customers at remote wellhead locations generally not connected to pipeline and gathering systems and transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems. In connection with our gathering services, we also provide a number of producer field services, ranging from gathering condensates from natural gas producers to hauling production waste water to disposal wells.

We derive substantially all of our revenues from services provided to the crude oil purchasing, marketing and distribution operations of our Parent pursuant to a crude oil gathering, transportation, terminalling and storage agreement with our Parent, which we refer to as the Throughput Agreement, and the services provided to the finished asphalt product processing and marketing operations of our Parent pursuant to a terminalling and storage agreement with our Parent, which we refer to as the Terminalling Agreement. Our Parent is obligated to pay us minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and Terminalling Agreement, respectively, regardless of whether such services are actually utilized by our Parent. Our Parent’s crude oil purchasing, marketing and distribution operations and its finished asphalt processing and marketing operations are substantially dependent on our services and assets.

Competitive Strengths

We believe we are well positioned to successfully achieve our primary business objectives and execute our business strategies based on the following competitive strengths:

•

Stable, fee-based, contracted cash flows. We believe our fee structure enhances our ability to generate stable and predictable cash flows. Pursuant to the Throughput Agreement and the Terminalling Agreement, our Parent has committed to services at a level that will provide us with minimum monthly fees totaling $135.0 million annually. Our operations have minimal direct exposure to commodity price fluctuations because we do not own or take title to any of the crude oil or liquid asphalt cement that we gather, transport, terminal or store in these operations, but the volumes of crude oil or liquid asphalt cement we gather, transport, terminal or store are indirectly affected by commodity prices.

•

Significance and versatility of our Cushing terminal. Our primary crude oil terminalling and storage facilities are located within the Cushing Interchange, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all NYMEX crude oil futures contracts. We believe that the Cushing Interchange will continue to serve as one of the largest crude oil marketing hubs in the United States. Given this belief and the supply-demand imbalance in the Midwest region of the United States, we expect that our Cushing terminal and its network of complementary assets will continue to provide our Parent and our other customers the ability to effectively manage their crude oil inventories and the flexibility to service their businesses efficiently and to increase their profitability. In addition, we have identified opportunities, should market conditions warrant, to expand our storage capacity and operations at our Cushing terminal to capture incremental crude oil throughput within the Cushing Interchange. We own approximately 26 acres of additional land within the Cushing Interchange where we can develop additional storage capacity.

•

Strategically located assets. We have over 1,150 miles of strategically positioned gathering and transportation pipelines in Oklahoma and Texas. Our Mid-Continent system provides the ability to gather wellhead crude oil from approximately 11,000 wells and transport crude oil directly to our Cushing terminal and other storage facilities, refineries or common carrier pipelines. Our Longview system is a tariff-regulated crude oil pipeline that delivers crude oil to terminalling, refinery and storage facilities at various delivery points in East Texas. We believe that the ability of our systems to transport crude oil to multiple end points, particularly the Cushing Interchange, creates increased demand for our systems, which will in turn result in increased volumes through our systems by allowing our customers, including our Parent, the flexibility to more effectively manage their marketing of crude oil and thereby increase their profitability. In addition, we provide two types of trucking services, crude oil transportation services and producer field services, that complement our pipeline infrastructure. Our liquid asphalt cement assets include 46 terminalling and storage assets in 23 states. The facilities are strategically located in various markets with access to sources of supply and to customers. Market proximity is a key factor in the asphalt and residual fuel oil industries as freight costs, reliability of supply and logistical issues, in general, can have a significant impact on profitability. We believe that the capability and location of our liquid asphalt cement assets will provide our Parent the flexibility to more effectively manage their processing and marketing of finished liquid asphalt cement products.

•

Relationship with our Parent. We expect that our relationship with our Parent will provide us with significant business opportunities. Our Parent owns a significant economic interest in us, including indirect ownership of a 36.4% limited partner interest as of March 5, 2008 represented by subordinated units, a 2% general partner interest and incentive distribution rights in us. Our Parent has indicated that it intends to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets. Our Parent owns a diversified portfolio of midstream energy assets in the United States, Canada, Mexico and the United Kingdom. Although we expect to have the opportunity to make acquisitions directly from, or jointly with, our Parent in the future, we cannot say with any certainty which, if any, acquisition opportunities may be made available to us or if we will choose to pursue any such opportunity.

•

Well maintained and efficient properties and facilities. Our gathering, transportation, terminalling and storage systems have been well maintained, resulting in reliable and efficient operations. In December 2000, the United States Congress passed a new pipeline safety act implementing new regulations to ensure the safety and integrity of pipeline systems. These regulations require pipeline companies to regularly evaluate the risk of failure of their pipelines and to conduct physical inspections and implement repairs to affected pipeline systems at a minimum of every five years to ensure they operate in a manner that is safe to the public and the environment. We utilize this continuous pipeline integrity process to evaluate risks to our system through in-line inspection and hydrostatic testing to ensure that we operate in compliance with these regulations, which we believe results in lower costs, minimal downtime and safer operations.

•

Financial flexibility to pursue expansion and acquisition opportunities. In connection with our acquisition of the asphalt assets, we amended our credit facility to increase our total borrowing capacity to $600 million. As of March 5, 2008, we had $295.8 million of borrowing capacity available under this amended credit facility for general partnership purposes. We believe the available capacity under this amended credit facility combined with our ability to access the capital markets should provide us with a flexible financial structure that will facilitate our organic expansion and acquisition strategy.

•

Experienced management team. Our Parent has an experienced and knowledgeable executive management team with an average of more than 20 years’ experience in the energy industry who collectively owns an approximate 30.5% interest in our Parent as of March 5, 2008. We expect to directly benefit from this management team’s strengths. The management team has significant experience in the implementation of acquisition, operating and growth strategies in many facets of the energy industry, specifically including crude oil marketing, gathering, transportation, terminalling and storage and other midstream businesses. In addition, the management team has established strong relationships throughout the energy industry with producers, marketers and refiners of crude oil in the United States, which we believe will be beneficial to us in pursuing our own acquisition and organic expansion opportunities.

Business Strategies

Our primary business objectives are to maintain stable cash flows and to increase distributable cash flow per unit over time by becoming a leading provider of midstream services to the energy industry. We intend to accomplish these objectives by executing the following strategies:

•

Leveraging our relationship with our Parent. Our relationship with our Parent provides us access to its extensive pool of operational and commercial expertise. We intend to pursue acquisition opportunities as well as organic growth opportunities with our Parent. For example, as is frequently the case in the energy industry, potential acquisition opportunities may have an element of commodity price risk inherent in their pre-acquisition operations. We expect to be able to pursue such acquisitions jointly with our Parent in a manner that minimizes the direct commodity price exposure to us. In these circumstances, our Parent or one of its affiliates may retain the portion of the acquired business that has direct commodity price exposure and thereby assume most or all of the direct commodity price exposure inherent in the acquired business and incorporate these risks into its overall distribution and marketing operations. We could retain assets and the other portions of the acquired business that do not have direct commodity price exposure. As a result of our affiliation with our Parent, we believe we will be able to aggressively pursue acquisitions that otherwise would not be attractive to us or other midstream service providers because of the commodity price risk inherent in the acquired business’ operations. Consistent with our acquisition of our asphalt assets, we may also acquire additional assets or businesses directly from our Parent, including assets constructed by our Parent, which will provide us access to a broad array of growth opportunities. Our Parent is not, however, obligated to offer any such acquisition opportunities to us (other than certain of our Parent’s finished asphalt product processing assets if our Parent proposes to transfer such assets to a third party) and we are not obligated to purchase any assets or businesses that our Parent might offer to us.

•

Pursuing both strategic and accretive acquisitions. We intend to pursue both strategic and accretive acquisitions within the midstream energy industry, both independently and jointly with our Parent, that will enable us to grow our distributable cash flow per unit and enhance our service capabilities to our Parent and our other customers. We will seek acquisition opportunities in our existing areas of operation that have the potential for operational efficiencies, including higher capacity utilization as well as expansion of those assets. We also may examine midstream energy acquisition opportunities outside our existing area of operations and in new geographic regions.

•

Pursuing organic expansion opportunities. We will continually evaluate opportunities to expand our existing asset base and we will consider constructing additional assets in strategic locations that will allow us to leverage our existing market position and our core competitiveness in the crude oil gathering, transportation, terminalling and storage businesses and the liquid asphalt cement terminalling and storage business. When necessary to meet increases in demand for crude oil or liquid asphalt cement, we will consider increasing storage capacity at our existing facilities. We will also evaluate adding new crude oil gathering and transportation assets to meet increasing demand and to improve integration with our crude oil terminalling and storage facilities. We have the ability to expand capacity at our Cushing terminal either individually or through joint development opportunities with our Parent. The combination of our undeveloped acreage and connectivity within the Cushing Interchange provides us with a competitive advantage to develop new crude oil terminalling and storage assets at this location to meet additional demand.

•

Increasing the profitability of our existing assets. We expect to improve our operating efficiency and to reduce our costs by monitoring and controlling our cost structure. We intend to make investments to improve the efficiency of our operations and pursue cost saving initiatives. Currently, we are evaluating opportunities to increase profitability of our existing operations by utilizing excess crude oil pipeline and storage capacity to transport and store new supplies of crude oil at minimal incremental cost and by adding third-party volumes to our system directly or through our Parent.

Our Relationship with our Parent

Substantially all of our revenues are generated by providing services to our Parent’s crude oil purchasing, marketing and distribution operations and finished asphalt processing and marketing operations. Our Parent is a privately owned company that provides gathering, transportation, storage, distribution, marketing and other midstream services primarily to independent natural gas and crude oil producers, as well as refiners located along the North American energy corridor from the Gulf Coast to Central Canada and the West Coast of the United Kingdom. Our Parent has a significant asset base consisting primarily of pipelines, gathering systems, processing plants, storage facilities, terminals and other distribution facilities located between North American production and supply areas including the Gulf Coast and Mid-Continent regions of the United States and the province of Alberta, Canada and high demand regions such as the Midwest.

Since our Parent’s inception in April 2000 through December 31, 2007, our Parent has completed 59 acquisitions at an aggregate purchase price of approximately $1.1 billion, excluding amounts paid for working capital. Our Parent has indicated that it intends to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets. As a publicly traded limited partnership, we have greater liquidity, which we believe will enhance our valuation. In addition, as a publicly traded partnership, we have the ability not only to access the public capital markets (which we believe enables us to have lower overall capital cost than available in private markets resulting in a lower cost of capital and funding costs) but also to use our units as consideration for potential future acquisitions. However, as a result of being a publicly traded partnership, we incur increased legal, accounting and other expenses associated with additional regulatory and compliance matters.

While our relationship with our Parent may benefit us, it is also a source of potential conflicts. For example, our Parent is not restricted from competing with us, except that it is subject to certain limitations on the terminalling and storage of liquid asphalt cement within 50 miles of our liquid asphalt cement facilities. Our Parent owns substantial midstream assets and may acquire, construct or dispose of midstream or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets, except that we have a right of first refusal on certain of our Parent’s finished asphalt product processing assets if our Parent proposes to transfer such assets to a third party.

Our Parent retains a significant indirect interest in our partnership through its ownership of a 36.4% limited partner interest as of March 5, 2008 represented by subordinated units, a 2% general partner interest and incentive distribution rights in us. We have entered into an omnibus agreement, the Throughput Agreement and the Terminalling Agreement with our Parent that govern our relationship with our Parent. In addition, to carry out operations, as of March 5, 2008 affiliates of our general partner, which are indirectly owned by our Parent, employed approximately 2,200 people, some of whom provide (or are available to provide) direct support to our operations. Approximately 600 of our Parent’s employees are dedicated to supporting our operations. We do not have any employees.

Throughput Agreement

In connection with our initial public offering, we entered into the Throughput Agreement with our Parent. A substantial portion of our revenues are derived from services provided to the crude oil purchasing, marketing and distribution operations of our Parent pursuant to this agreement. None of these revenues are reflected in the historical financial statements of our predecessor. Under this agreement, we provide the following services to our Parent:

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

Based on these minimum throughput, trucking and storage requirements, our Parent is obligated to pay us minimum monthly fees totaling $45.3 million and $30.8 million annually for our crude oil gathering and transportation services and our terminalling and storage services, respectively, but we expect to earn incremental revenues for providing these services. The pipeline trucking unloading services we provide to our Parent pursuant to the Throughput Agreement are not subject to any minimum usage requirements.

The Throughput Agreement contains a Consumer Price Index adjustment that may offset a portion of any increased costs that we incur. If new laws or regulations that affect these services generally are enacted that require us to make substantial and unanticipated capital expenditures, we will have the right to negotiate an upfront payment or monthly surcharge to be paid by our Parent for the use of our services to cover our Parent’s pro rata portion of the cost of complying with these laws or regulations, after we have made efforts to mitigate their effect. We and our Parent are obligated to negotiate in good faith to agree on the level of the monthly surcharge. The surcharge will not apply in respect of routine capital expenditures.

Our Parent’s obligations may be temporarily suspended during the occurrence of a force majeure event that renders performance of services impossible with respect to an asset for at least 30 consecutive days. If a force majeure event results in a diminution in the services we are able to provide to our Parent pursuant to the Throughput Agreement, our Parent’s minimum service usage commitment would be reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, we and our Parent will each have the right to terminate our rights and obligations with respect to the affected services under the Throughput Agreement.

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

Terminalling Agreement

In connection with our 2008 acquisition of our asphalt assets, we entered into the Terminalling Agreement with our Parent. A substantial portion of our revenues are derived from services provided to the finished asphalt product processing and marketing operations of our Parent pursuant to this agreement. Under this agreement, we provide the following services to our Parent:

•

Terminalling and Storage Services. We provide services relating to the terminalling and storage of liquid asphalt cement for our Parent in our liquid asphalt cement storage facilities. We also provide services to deliver liquid asphalt cement to the finished asphalt product processing and marketing assets owned by our Parent. Our storage services enable our Parent to purchase and store liquid asphalt cement and sell it at later dates.

•

Minimum Throughput and Storage Requirements. The terminalling services are subject to minimum throughput requirements each month, regardless of the amount of such services actually used by our Parent in a given month. If our Parent uses these services in excess of the minimum throughput requirements, our Parent will pay us a premium for such services. In addition, our Parent has committed to use five million barrels of our total storage capacity per month. Our Parent is obligated, regardless of the amount of storage services actually used by our Parent in a given month, to pay us a fee per barrel for five million barrels of our storage capacity. If our Parent utilizes any of these storage services in excess of these minimum storage requirements, our Parent will pay us a fee for such services equal to at least 110% of the per barrel base charge for the applicable services. However, we are permitted to contract with other customers for services in excess of these minimum commitments and we are not obligated to provide any services in excess of the minimum requirements to our Parent.

Based on these minimum throughput and storage requirements, our Parent is obligated to pay us minimum monthly fees totaling $58.9 million annually for our liquid asphalt cement terminalling and storage services.

We do not take title to, or marketing responsibility for, the liquid asphalt cement that we terminal and store. The Terminalling Agreement contains a Consumer Price Index adjustment that may offset a portion of any increased costs that we incur. If new laws or regulations that affect these services generally are enacted that require us to make substantial and unanticipated capital expenditures, we have the right to negotiate an upfront payment or monthly surcharge to be paid by our Parent for the use of our services to cover our Parent’s pro rata portion of the cost of complying with these laws or regulations, after we have made efforts to mitigate their effect. We and our Parent are obligated to negotiate in good faith to agree on the level of the monthly surcharge. The surcharge does not apply in respect of routine capital expenditures.

Our Parent’s obligations may be temporarily suspended during the occurrence of a force majeure event that renders performance of services impossible with respect to an asset for at least 30 consecutive days. If a force majeure event results in a diminution in the services we are able to provide to our Parent pursuant to the Terminalling Agreement, our Parent’s minimum service usage commitment is reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, we and our Parent each have the right to terminate our rights and obligations with respect to the affected services under the Terminalling Agreement.

The Terminalling Agreement has an initial term that expires on December 31, 2014 with additional automatic one-year renewals unless either party terminates the agreement upon one year’s prior notice. The Terminalling Agreement may be assigned by our Parent only with our consent.

The Terminalling Agreement does not apply to any services we may provide to customers other than our Parent.

Our Parent’s Operations

Our Parent provides gathering, transportation, storage, distribution, marketing and other midstream services primarily to independent producers and refiners of petroleum products located along the North American energy corridor from the Gulf Coast region to central Canada. Our Parent has a significant asset base consisting primarily of pipelines, gathering systems, processing plants, storage facilities, terminals and other distribution facilities located between North American production and supply areas, including the Gulf Coast, Mid-Continent and Alberta, and areas of high demand such as the Midwest region of the United States. Our Parent also has storage, terminal and marine facilities at Milford Haven in the United Kingdom with pipeline connectivity to nearby refiners that enables it to supply product to the East Coast of the United States. Our Parent’s assets and operations are configured to provide a counter-cyclical and counter-seasonal balance between its asset-based and marketing activities.

Industry Overview

Crude Oil Industry

We provide crude oil gathering, transportation, storage and terminalling services to our Parent, independent producers, marketers and refiners of crude oil products. The market we serve, which begins at the source of production and extends to the point of distribution to the end user customer, is commonly referred to as the “midstream” market. Our crude oil operations are located primarily in Oklahoma, Kansas and Texas where there are extensive crude oil production operations in place and our assets extend from gathering systems and trucking networks in and around these producing fields to transportation pipelines carrying crude oil to logistics hubs, such as the Cushing Interchange, where we have substantial terminalling and storage facilities that aid our Parent and our other customers in managing the delivery of their crude oil. The following graphic depicts the entirety of the industry, from production through the refining stage, and highlights the areas in which we operate within the midstream portion of the industry.

Gathering and transportation. Pipeline transportation is generally considered the lowest cost method for shipping crude oil and refined petroleum products to other locations. Crude oil and refined products pipelines transport about two-thirds of the petroleum shipped in the United States. Crude oil pipelines transport oil from the wellhead to logistics hubs and/or refineries. Logistics hubs like the Cushing Interchange provide storage and connections to other pipeline systems and modes of transportation, such as tankers, railroads, and trucks. Barges and railroads provide additional transportation capabilities shipping crude oil between gathering storage systems, pipelines, terminals and storage centers and end-users. Barge transportation is typically a cost-efficient mode of transportation that allows for the ability to transport large volumes of crude oil over long distances.

Trucking complements pipeline gathering systems by gathering crude oil from operators at remote wellhead locations not served by pipeline gathering systems. These trucks can also be used to transport crude oil to aggregation points and storage facilities, which are generally located along pipeline gathering and transportation systems. Trucking is generally limited to low volume, short haul movements where other alternatives to pipeline transportation are often unavailable. Trucking costs escalate sharply with distance, making trucking the most expensive mode of crude oil transportation. Despite being small in terms of both volume per shipment and distance, trucking is an essential component to the completeness of the oil distribution system.

Terminalling and storage. Terminalling and storage facilities complement the crude oil pipeline gathering and transportation systems. Terminals are facilities where crude oil is transferred to or from a storage facility or transportation system, such as a gathering pipeline, to another transportation system, such as trucks or another pipeline. Terminals play a key role in moving crude oil to end-users such as refineries by providing the following services:

•	storage and inventory management;

•	distribution; and

•	blending to achieve specified grades of crude oil.

Storage and terminalling assets generate revenues through a combination of storage and throughput charges to third parties. Storage fees are generated when tank capacity is provided to third parties. Terminalling fees, also referred to as throughput fees, are generated when a terminal receives crude oil from a shipper and redelivers it to another shipper. Both storage and terminalling fees are earned from refiners and gatherers that need segregated storage or custom blended crude oils for refining feedstocks, pipeline operators, refiners or traders that need segregated storage for foreign cargoes, traders who make or take delivery under NYMEX contracts and producers and marketers that seek to increase their marketing alternatives.

Overview of the U.S. market. Refined petroleum products, such as jet fuel, gasoline and distillate fuel oil, are all sources of energy derived from crude oil. According to data compiled by the Energy Information Administration, or EIA, petroleum currently accounts for about 40% of the nation’s total annual energy consumption of 100 quadrillion Btu. Growth in petroleum consumption is expected to keep pace with growth in overall energy consumption over the next 20 to 25 years. The EIA expects petroleum consumption to grow annually at 1.0% between 2005 and 2030.

Overview of the Cushing Interchange. The Cushing Interchange is one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all NYMEX crude oil futures contracts. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as the primary source of refinery feedstock for Midwest refiners and plays an integral role in establishing and maintaining markets for many varieties of foreign and domestic crude oil. The following table lists substantially all of the incoming pipelines connected to the Cushing Interchange, the proprietary terminals within the complex and all outgoing pipelines from the Cushing Interchange for delivery throughout the United States:

Incoming Pipelines to Cushing Interchange	Cushing Interchange Proprietary Terminals	Outgoing Pipelines from Cushing Interchange

SemGroup Energy Partners, L.P.

SemGroup, L.P. (our Parent)

BP p.l.c.

TEPPCO Partners, L.P.

Basin Pipeline

Sunoco Logistics Partners, L.P.

Plains All American Pipeline, L.P.

Seaway Crude Pipeline Company

ConocoPhillips

Enbridge Energy Partners, L.P.

	SemGroup Energy Partners, L.P. BP p.l.c. TEPPCO Partners, L.P. Basin Pipeline Enbridge Energy Partners, L.P. Plains All American Pipeline, L.P. ConocoPhillips Seaway Crude Pipeline Company	BP p.l.c. Cush-Po, Inc. ConocoPhillips Sunoco Logistics Partners, L.P. Enbridge Energy Partners, L.P. Osage Pipeline Company, LLC Ozark Pipeline Plains All American Pipeline, L.P.

Due to our pipeline and terminalling infrastructure, we have the ability to receive and/or deliver, directly or indirectly, to all pipelines and terminals within the Cushing Interchange.

The Asphalt Industry

Liquid asphalt cement is one of the oldest engineering materials. Liquid asphalt cement’s adhesive and waterproofing properties have been used for building structures, waterproofing ships, mummification and numerous other applications. More than 100 million tons of asphalt are consumed annually worldwide. In the United States, approximately 90% of liquid asphalt cement consumed is used for road paving and approximately 10% is used for roofing products, with other specialty applications accounting for only a very small fraction of consumption. As reported by the Asphalt Institute, total sales of liquid asphalt paving products in the United States averages nearly 30 million tons per year. It is estimated that approximately 80% of all paving grade liquid asphalt cement is used in the public sector. The following graphic depicts the asphalt industry from production through its end use, and highlights the areas in which we operate.

Production of liquid asphalt cement begins with the production of crude oil. Liquid asphalt cement is a dark brown to black cementitious material that is primarily produced by petroleum distillation. When crude oil is separated in distillation towers at a refinery, the heaviest hydrocarbons with the highest boiling points settle at the bottom. These tar-like fractions, called residuum, require relatively little additional processing to become products such as asphalt base or residual fuel oil. Liquid asphalt cement production represents only a small portion of the total crude oil refining process and generally does not have a significant impact on the gross margins realized by refineries. The higher gross margin refined products such as gasoline, kerosene and other light to medium distillates are the main drivers of a refinery’s profitability, with liquid asphalt cement often treated as a by-product. As such, the main concern of most refineries is simply “clearing” the liquid asphalt cement barrels. The liquid asphalt cement produced by petroleum distillation can be sold by the refinery either directly into the wholesale and retail liquid asphalt cement markets or to a liquid asphalt cement marketer.

In its normal state, asphalt cement is too viscous a liquid to be used at ambient temperatures. For paving applications, asphalt cement can be heated (as for hot mix asphalt), diluted or cut back with petroleum solvents (cutback asphalts), or emulsified in a water base with emulsifying chemicals by a colloid mill (asphalt emulsions). Approximately 90% of the road paving liquid asphalt cement in the United States is used for hot mix asphalt. Hot mix asphalt is manufactured by mixing hot asphalt cement and heated aggregate (stone, sand and/or gravel). The hot mix asphalt is loaded into trucks for transport to the paving site, where it is placed on the road surface by paving machines and compacted by rollers. Hot mix asphalt is used for new construction, reconstruction and for thin maintenance overlays on existing roads.

Asphalt emulsions and cutback asphalts are used for a variety of applications including spraying as a tack coat between an old pavement and a new hot mix asphalt overlay, cold mix pothole patching material, and preventive maintenance surface applications such as chip seals. Asphalt emulsions are also used for fog seal, slurry seal, scrub seal, sand seal and microsurfacing maintenance treatments, for warm mix emulsion/aggregate mixtures, base stabilization and both central plant and in-place recycling. Asphalt emulsions and cutback asphalts are generally sold directly to government agencies but are also sold to contractors for use in applications such as chip seals.

Funding for road construction comes from a variety of federal, state and local government sources and from the private sector. Federal funds typically require the states to match some portion of the federal contribution as an incentive to spend more on road construction and maintenance. Motor fuel tax and other user fees account for approximately one-half of transportation revenues. In addition, as lawmakers look to improve road conditions, state and local transportation taxes have been instituted or increased as a source of funds for transportation projects. Historically, nearly 50% of disbursements by government agencies have been for new capital projects with approximately 25% spent on maintenance and services. However, agencies are increasingly allocating more funds to pavement preservation, thus generating more demand for maintenance products such as asphalt emulsions. Asphalt emulsions are most frequently utilized for preservation projects while asphalt cement is more commonly used for new construction and rehabilitation projects.

The asphalt industry in the United States is characterized by a high degree of seasonality. Much of this seasonality is due to the impact that weather conditions have on road construction schedules, particularly in cold weather states. Refineries produce liquid asphalt cement year round, but the peak asphalt demand season is during the warm weather months when most of the road construction activity in the United States takes place. As a result, liquid asphalt cement prices can vary dramatically from the winter to summer months. Liquid asphalt cement marketers and finished asphalt product producers with access to extensive storage capacity possess the inherent advantage of being able to purchase supply from refineries at low prices in the low demand winter months and then sell finished asphalt products at higher prices in the peak summer demand season.

People rely almost exclusively on motor vehicles for mobility in the United States with travel in private vehicles accounting for approximately 90% of all person miles of travel. The United States has nearly four million miles of roads, 64% of which are paved. Asphalt is used in construction of approximately 94% of the 2.5 million miles of paved roads in the United States. Since 1973, highway travel has increased dramatically while road capacity has only increased by slightly over 5%. In addition, approximately 84% of all goods shipped in the United States are transported on its highways. Various studies indicate that over 60% of the United States’ major roads are in fair to poor condition with nearly 40% of the United States’ major urban roads severely congested.

The liquid asphalt cement market is largely a commodity market with price functioning as the primary decision-making criterion. The markets for polymer modified asphalt cement and asphalt emulsions are more specialized with an emphasis on product specification and functionality. Liquid asphalt cement is a relatively small component of road construction cost (5% by weight of hot mix asphalt material). Due to its relatively small share of total construction cost, demand for asphalt products is generally not highly correlated to the price of crude oil or the price of liquid asphalt cement. Recent advances such as polymer modification and performance-based grading specifications have significantly improved the quality of liquid asphalt cement (e.g., durable elasticity, resistance to rutting and resistance to thermal cracking).

The Residual Fuel Oil Industry

Like asphalt cement, residual fuel oil is another by-product of the crude oil distillation process. Residual fuel oil is primarily used as a burner fuel in numerous industrial and commercial business applications including the utility industry, the shipping and paper industry, steel mills, tire manufacturing, schools and food processors. For the period from 2001 through 2006, approximately 42% of the residual fuel oil used in the United States was in the utility industry and 40% was in the ship bunker fuel market, with industrial and commercial markets consuming the remainder.

The residual fuel oil industry in the United States is characterized by a high degree of seasonality with much of the seasonality driven by the impact of weather on the need to produce power for heating and cooling applications. The residual fuel oil market is largely a commodity market with price functioning as the primary decision-making criterion. However, many customers have unique product specifications driven by their particular business applications that require the blending of various components to meet those specifications.

Residual fuel oil is purchased from a variety of refiners by our Parent and transported to our terminalling and storage facilities via numerous transportation methods including rail tank car, barge, ship and truck. Our Parent will use our asphalt assets to service its residual fuel oil business.

Terminalling and Storage Services

Crude Oil Terminalling and Storage Services

With approximately 6.7 million barrels of above-ground crude oil terminalling facilities and storage tanks, we are able to provide our Parent and other customers the ability to effectively manage their crude oil inventories and significant flexibility in their marketing and operating activities. Our crude oil terminalling and storage assets are located throughout our core operating areas with the majority of our crude oil terminalling and storage strategically located at the Cushing Interchange.

Our crude oil terminals and storage assets receive crude oil products from pipelines, including those owned by us, and distribute these products to interstate common carrier pipelines and regional independent refiners, among other third parties.

Our crude oil terminals derive most of their revenues from terminalling fees charged to customers. Our Parent is our primary customer and, pursuant to the Throughput Agreement, our Parent pays us a fee based on the number of barrels we gather, transport, terminal or store and has committed to utilize our services at certain levels. See “—Throughput Agreement.”

The table below sets forth the total average barrels stored at and delivered out of our Cushing terminal in each of the periods presented and the total storage capacity at our Cushing terminal and at our other terminals at the end of such periods:

	Year Ended December 31,
	2003	2004	2005	2006	2007
Average crude oil barrels stored per month at our Cushing terminal	284,389	721,590	1,371,281	2,695,766	2,194,070
Average crude oil delivered (Bpd) to our Cushing terminal	26,258	31,074	30,143	44,889	63,448
Total storage capacity at our Cushing terminal (barrels at end of period)	793,200	793,200	3,493,200	4,370,000	4,765,000
Total other storage capacity (barrels at end of period)	2,329,490	2,329,490	2,048,890	1,952,150	1,952,150

The following table outlines the location of our crude oil terminals and their storage capacities and number of tanks as of December 31, 2007:

Location	Storage Capacity (barrels)	Number of Tanks
Cushing, Oklahoma	4,765,000	29
Longview, Texas	430,000	7
Other(1)	1,522,150	81

Total	6,717,150	117

(1)	Consists of miscellaneous storage tanks located at various points along our pipelines.

Cushing Terminal. One of our principal assets is our Cushing terminal, which is located within the Cushing Interchange in Cushing, Oklahoma. Currently, we own and operate 29 crude oil storage tanks with approximately 4.8 million barrels of storage capacity at this location. We believe that we are the fourth largest operator within the Cushing Interchange with an estimated 15% of the total storage capacity, including the additional 395,000 barrels of net storage capacity discussed below.

We completed construction of three new storage tanks with approximately 450,000 barrels of additional capacity at our Cushing terminal in March 2007. We also decommissioned 55,000 barrels of storage capacity at this location in March 2007. We also own 26 additional acres of land within the Cushing Interchange that is available for future expansion. This acreage is capable of housing an additional 1.5 million barrels of storage in four to six above ground tanks. Our Parent also owns approximately 150 acres that are available for expansion within the Cushing Interchange and currently is constructing 6.1 million barrels of additional storage capacity.

Our predecessor purchased the Cushing terminal in 2000 at which time the facility had approximately 790,000 barrels of storage capacity. The storage capacity of our Cushing terminal was substantially expanded in a series of phases beginning in 2002. The most recent storage expansion project was completed in 2006 and consisted of ten additional storage tanks with a total of 2.2 million barrels of capacity. Our Parent uses the Cushing terminal and our other storage assets to conduct its crude oil business and has been the primary driver of the increased volumes terminalled and stored each year since our predecessor purchased the assets.

Our Cushing terminal was constructed over the last 50 years and it has an expected remaining life of at least 20 years. Over 85% of our total storage capacity in our Cushing terminal has been built since 2002. We estimate that all of our tanks have a weighted average age of seven years. The relatively young age of our tanks helps reduce required maintenance capital at our Cushing terminal.

The design and construction specifications of our storage tanks meet or exceed the minimums established by the American Petroleum Institute, or API. Our storage tanks also undergo regular maintenance inspection programs that are more stringent than established governmental guidelines. We believe that these design specifications and inspection programs will result in lower future maintenance capital costs to us.

A key attribute of our Cushing terminal is that through our pipeline and gathering system interface, we have access and connectivity to all the terminals located within the Cushing Interchange. This connectivity is a key attribute of our Cushing terminal because it provides us the ability to deliver to virtually any customer within the Cushing Interchange.

Our Cushing terminal can receive crude oil from our Mid-Continent system as well as from pipelines owned by our Parent, BP Amoco, TEPPCO, Basin, Sunoco Logistics Partners, Plains All American, Seaway, ConocoPhillips, Enbridge Energy Partners and two truck racks. Our Cushing terminal’s pipeline connections to major markets in the Mid-Continent region provide our customers with marketing flexibility. Our Cushing terminal can deliver crude oil via pipeline and, in the aggregate, is capable of receiving and/or delivering 282,000 Bpd of crude oil.

Longview Terminal. We own and operate the Longview terminal, located in Longview, Texas, consisting of seven tanks with a total storage capacity of 430,000 barrels. We use our Longview terminal in connection with our Longview system. The Longview terminal can receive and ship crude oil in both directions at the same time. A number of other potential customers have access to the Longview terminal. Our predecessor acquired the Longview terminal in 2000. Since 2000, our predecessor has conducted several expansion projects to increase the capacity and connectivity of our Longview terminal. The Longview terminal was constructed beginning in the 1940s and we believe it has a remaining life of at least 20 years.

Liquid Asphalt Cement Terminalling and Storage Services

With approximately 6.6 million barrels of liquid asphalt cement storage capacity, we are able to provide our Parent and other customers the ability to effectively manage their liquid asphalt cement inventories and significant flexibility in their processing and marketing activities. Our 46 terminals are located in 23 states and as such are well positioned to provide liquid asphalt cement terminalling and storage services in the market areas they serve throughout the continental United States.

Our Parent or other customers purchase liquid asphalt cement from various suppliers including domestic and foreign refiners such as CHS, Inc., ConocoPhillips Company, Exxon Mobil Corporation, Valero Energy Corporation, Flint Hills Resources, L.P., Marathon Petroleum Company, Navajo Refining Company, Suncor Energy Inc., Irving Oil Corporation and Husky Energy Inc. Liquid asphalt cement purchased by our Parent or other customers from these and other suppliers is transported via numerous transportation methods including rail tank car, barge, ship and truck to our facilities. Our asphalt assets include the logistics assets, such as docks and rail spurs and the piping and pumping equipment necessary, to facilitate the unloading of liquid asphalt cement into our terminalling and storage facilities. After initial unloading, the liquid asphalt cement is moved via heat traced pipelines into large storage tanks. These tanks are insulated and contain heating elements that allow the asphalt cement to be stored in a heated state. The liquid asphalt cement can then be directly sold by our customers to end users or used by our customers as a raw material for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and related finished asphalt products. We terminal and store the liquid asphalt cement until we deliver these products to our Parent or other third parties for their further processing and/or sale to end users including private companies and governmental agencies.

We do not take title to, or marketing responsibility for, the liquid asphalt cement that we terminal and store. As a result, our liquid asphalt cement terminalling and storage operations have minimal direct exposure to changes in commodity prices, but the volumes of liquid asphalt cement we terminal or store are indirectly affected by commodity prices. In our liquid asphalt cement business, we generate revenues by charging a fee for services provided as liquid asphalt cement is terminalled and stored in our facilities. Our Parent is our primary customer and, pursuant to the Terminalling Agreement, our Parent pays us a fee based on the number of barrels we terminal or store and has committed to utilize our services at certain minimum levels. See “—Terminalling Agreement.”

The following table outlines the location of each liquid asphalt cement terminalling and storage facility and their respective storage capacity as of December 31, 2007:

Location	Number of Tanks	Shell Capacity (Barrels)
St. Louis, MO	13	499,550
Newport News, VA	15	497,000
Saginaw, TX	26	494,668
Gloucester City, NJ	8	455,524
Halstead, KS	11	341,394
Memphis, TN*	17	327,929
Catoosa, OK*	8	291,116
Spokane, WA*	19	273,644
Las Vegas, NV	13	272,005
Port of Catoosa, OK*	9	269,500
Boise, ID	16	261,398
Muskogee, OK	15	229,520
Lubbock, TX	15	228,340
Bay City, MI	6	181,571
Denver, CO*	6	173,905
Salt Lake City, UT	17	165,538
New Madrid, MO	10	150,468
Warsaw, IN	10	134,032
Morehead City, NC	9	128,552
Chicago, IL	4	127,195
Parsons, TN	7	114,214
Grand Island, NE	6	111,600
Pasco, WA	8	103,223
Pekin, IL	2	102,090
Billings, MT	8	100,000
Woods Cross, UT	12	98,592
Dodge City, KS	9	84,699
Pueblo, CO	11	75,146
Grand Junction, CO	11	68,161
Ennis, TX	11	63,895
Fontana, CA	10	52,913
Spokane, WA*	4	43,277
Columbus, OH	4	26,524
Northumberland, PA	8	23,333
Reading, PA	7	11,810
Catoosa, OK*	4	9,063
Austin, TX	4	8,568
Garden City, GA	5	8,214
Denver, CO*	5	8,167
Little Rock, AR	4	6,722
Sedalia, MO	3	6,271
El Dorado, KS	4	5,619
Salina, KS	5	5,590
Lawton, OK	5	4,935
Memphis, TN*	4	3,095
Ardmore, OK	3	2,090

Total	411	6,650,662

*	Denotes locations that have more than one facility.

The asphalt assets range in age from one year to over fifty years and we expect that the storage tanks will have an average remaining life of in excess of 20 years. Our asphalt assets have been well maintained.

Our Parent acquired the majority of our asphalt assets from Koch Materials Company in April 2005. Since that time until our acquisition on February 20, 2008, the asphalt assets were operated by SemMaterials, L.P., a wholly owned subsidiary of our Parent.

Gathering and Transportation Services

Pipeline Gathering and Transportation Services

We own and operate a crude oil gathering and transportation system in the Mid-Continent region of the United States with a combined length of approximately 820 miles and a 330 mile tariff regulated crude oil gathering and transportation pipeline in the Longview, Texas area.

System	Asset Type	Length (miles)	Average Throughput for Year Ended December 31, 2006 (Bpd)	Average Throughput for Year Ended December 31, 2007 (Bpd)	Pipe Diameter Range
Mid-Continent	Gathering and transportation pipelines	820	28,762	31,661	4” to 20”
Longview	Gathering and transportation pipelines	330	36,493	27,404	6” to 8”

Mid-Continent System. Our Mid-Continent gathering and transportation system consists of approximately 820 miles of gathering pipelines that, in aggregate, gather wellhead crude oil from approximately 11,000 wells for transport to our primary transportation systems that provide access to our Cushing terminal and other storage facilities. The Oklahoma portion of our Mid-Continent system consists of approximately 790 miles of various sized pipeline. Crude oil gathered into the Oklahoma portion of our Mid-Continent system is transported to our Cushing terminal or delivered to local area refiners. The Mid-Continent system also includes a small, 34-mile gathering and transportation system in the Texas Panhandle near Dumas, Texas. Crude oil collected through the Texas Panhandle portion of our Mid-Continent system is transported by pipeline and delivered to a ConocoPhillips refinery near Borger, Texas. For the years ended December 31, 2006 and 2007, this system gathered an average of approximately 28,762 Bpd and 31,661 Bpd of crude oil, respectively. Our Parent historically has been the sole shipper on our Mid-Continent system. The Mid-Continent system was constructed in various stages beginning in the 1940s and we believe it has a remaining life of at least 20 years.

Longview System. Our Longview system consists of approximately 330 miles of tariff regulated crude oil gathering pipeline. The East Texas portion of this system delivers to crude oil terminalling, refinery and storage facilities at various delivery points in the East Texas region. Our Longview system also includes a small pipeline gathering system (Thompson-to-Webster) located near Houston, Texas. The Thompson-to-Webster gathering system, located south of Houston, consists of 42 miles of 6” and 8” pipeline. Deliveries made from this gathering system are transported to refineries in the Baytown/Texas City area. Shippers on the Longview system include our Parent, ExxonMobil, Plains All American L.P., Delek, Eastex, Sunoco Logistics Partners L.P. and Wapiti. The Longview system was constructed in various stages beginning in the 1940s and we believe it has a remaining life of at least 20 years.

Trucking Services

We provide two types of trucking services: crude oil transportation services and producer field services.

Crude Oil Transportation Services. To complement our pipeline gathering and transportation business, we use our approximately 200 owned or leased tanker trucks, which have an average tank size of approximately 200 barrels. Our tanker trucks moved an average of 53,490 Bpd and 67,515 Bpd, respectively, for the years ended December 31, 2006 and 2007 from wellhead locations not served by pipeline gathering systems to aggregation points and storage facilities. Several of our trucking services operating areas, such as West Texas, are not currently served by our gathering and transportation pipeline systems. In these areas, our trucking operations extend our ability to gather and aggregate crude oil on our systems. This ability allows the crude oil marketing customers we serve, particularly our Parent, to increase the level of service they are able to provide to their customers and facilitates the transportation of incremental volumes on our system. The following table outlines the distribution of our trucking assets among our operating areas as of December 31, 2007:

State	Number of Trucks
Oklahoma	50
Kansas	32
Dumas, Texas	34
West Texas/New Mexico	71
Colorado	9

Total	196

Normally we assign trucks to a specific area but, when needed, we can temporarily relocate them to meet demand. We dispatch our drivers with advanced computer technology out of central locations in Oklahoma City, Oklahoma, Abilene, Texas and Dumas, Texas. The drivers are provided with hand-held computers and after loading, the drivers provide the customers with a printed computer generated ticket with the information needed for payment. The hand-held computer can transmit as well as receive needed information to accomplish daily workloads. The drivers are also provided mobile communications to enhance safety and security.

Producer Field Services. We provide a number of producer field services for companies such as Duke Energy, ONEOK and ConocoPhillips. These services include gathering condensates by way of bobtail trucks for natural gas companies to hauling produced water to disposal wells, providing hot and cold fresh water, chemical and down hole well treating, wet oil clean up and building and maintaining separation facilities. We provide these services at contractual hourly rates. Our producer service fleet consists of approximately 106 trucks in a number of different sizes. Currently, we operate 17 different producer service facilities and have the ability to tailor our services to fit the needs of our customers.

Competition

As a result of our contractual relationship with our Parent pursuant to the Throughput Agreement, we believe that we do not face significant competition for our Parent’s crude oil volumes that we gather, transport, terminal and store during the term of our Throughput Agreement. However, we are still subject to competition from other crude oil gathering, transportation, terminalling and storage operations that may be able to supply our other customers (and our Parent to the extent not covered by the Throughput Agreement) with the same or comparable services on a more competitive basis. We compete with national, regional and local gathering, storage and pipeline companies and liquid asphalt cement storage and processing companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. With respect to our gathering and transportation services, these competitors include TEPPCO Partners, L.P., Plains All American Pipeline, L.P., ConocoPhillips, Sunoco Logistics Partners L.P. and National Cooperative Refinery Association, among others. With respect to our storage and terminalling services, these competitors include BP plc, Enbridge Energy Partners, L.P. and Plains All American Pipeline, L.P. Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., TEPPCO Partners, L.P. and Sunoco Logistics Partners L.P. In particular, our ability to compete could be harmed by factors we cannot control, including:

•

price competition from gathering, transportation, terminalling and storage companies, some of which are substantially larger than us and have greater financial resources, and control substantially greater storage capacity, than we do;

•	the perception that another company can provide better service;

•	the availability of crude oil alternative supply points, or crude oil supply points located closer to the operations of our Parent or Parent’s customers; and

•

a decision by our Parent to acquire or construct crude oil midstream assets and provide gathering, transportation, terminalling or storage services in geographic areas, or to customers, served by our assets and services.

The asphalt industry is highly fragmented and regional in nature. Participants range in size from major oil companies to small family-owned proprietorships. Our Parent’s competitors in the asphalt business include: refiners such as BP p.l.c., Flint Hills Resources, L.P., CHS, Inc., Exxon Mobil Corporation, ConocoPhillips Company, NuStar Energy L.P., Ergon, Inc., Marathon Petroleum Company LLC, Alon USA LP, Suncor Energy Inc. and Valero Energy Corporation; resellers such as NuStar Energy L.P., Idaho Asphalt Supply, Inc. and Asphalt Materials, Inc.; and large road construction firms such as OldCastle Materials, Inc., APAC, Inc. and Colas SA. We compete with national, regional and local liquid asphalt cement terminalling and storage companies including the major integrated oil companies and a variety of others including KinderMorgan Energy Partners, International-Matex Tank Terminals and Houston Fuel Oil Terminal Company.

If we are unable to compete with services offered by other midstream enterprises, our ability to make distributions to our unitholders may be adversely affected. Additionally, we also compete with national, regional and local companies, including potentially our Parent, for asset acquisitions and expansion opportunities. Some of these competitors are substantially larger than us and have greater financial resources and lower costs of capital than we do.

Regulation

Longview System. The Federal Energy Regulatory Commission, or FERC, pursuant to the Interstate Commerce Act of 1887, or ICA, as amended, the Energy Policy Act of 1992 (“Energy Policy Act”), and rules and orders promulgated thereunder, regulates the tariff rates for our Longview system. The FERC requires that interstate oil pipelines file tariffs that contain rules and regulations governing the rates and charges for services performed. These tariffs apply to the interstate movement of crude and liquid petroleum products. Pursuant to the ICA, the rates, terms and conditions for providing service on ICA-regulated pipelines must be just and reasonable, and the service must be provided on a non-discriminatory basis. The ICA permits interested persons to challenge proposed new or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff during the term of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

All of our FERC regulated rates are deemed just and reasonable, or grandfathered, under the Energy Policy Act. The Energy Policy Act limits the circumstances under which a complaint can be made against such grandfathered rates. In order to challenge grandfathered rates, a party would have to show that it was previously contractually barred from challenging the rates, or that the economic circumstances of the liquids pipeline that were a basis for the rate or the nature of the service underlying the rate had substantially changed or that the rate was unduly discriminatory or preferential.

We cannot predict what rates we will be allowed to charge in the future for service on our Longview system. Furthermore, because rates charged for transportation services must be competitive with those charged by other transporters, the rates set forth in our tariffs will be determined based on competitive factors in addition to regulatory considerations.

Gathering and Intrastate Pipeline Regulation. In the states in which we operate, regulation of crude gathering facilities and intrastate crude pipeline facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. For example, our intrastate crude pipeline facilities in Texas must have a tariff on file and charge just and reasonable rates for service, which much be provided on a non-discriminatory basis. Although state regulation is typically less onerous than at FERC, proposed and existing rates subject to state regulation and the provision of non-discriminatory service are subject to challenge by complaint.

Pipeline Safety. The laws and regulations in the states in which we operate are subject to change, resulting in potentially more stringent requirements and increased costs. For instance, in Texas, the Texas Railroad Commission, or RRC, incorporates into its own rules those federal safety standards for hazardous liquids pipelines contained in Title 40, Part 195 of the Federal Code of Regulations. In September 2006, the United States Department of Transportation, or DOT, proposed an amendment of Part 195 by broadening the scope of coverage to include certain rural onshore hazardous liquid gathering and low-stress pipeline systems found near “unusually sensitive areas,” including non-populated areas requiring extra protection because of the presence of sole source drinking water resources, endangered species, or other ecological resources. Also, on December 6, 2006, the Congress passed, and on December 29, 2006, President Bush signed into law the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or the 2006 Pipeline Safety Act, which reauthorizes and amends the DOT’s pipeline safety programs. Included in the 2006 Pipeline Safety Act is a provision eliminating the regulatory exemption contained in Part 195 for hazardous liquid pipelines operated at low stress. While no new Part 195 regulations have yet been finalized in response to this proposal and legislative reauthorization, final DOT rules are expected in 2008. Owing to the RRC’s incorporation by reference of the safety standards contained in Part 195, the issuance of any new gathering and low-stress pipeline safety regulations, including requirements for integrity management of those pipelines, are likely to increase the operating costs of our pipelines subject to such new requirements, and we currently cannot provide any assurances that such future costs will not be material.

Trucking Regulation. We operate a fleet of trucks to transport crude oil and oilfield materials as a private, contract and common carrier. We are licensed to perform both intrastate and interstate motor carrier services. As a motor carrier, we are subject to certain safety regulations issued by the DOT. The trucking regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. We are also subject to requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, with respect to our trucking operations.

Environmental, Health and Safety Risks

General. Our midstream crude oil gathering, transportation, terminalling and storage operations, together with the liquid asphalt cement terminalling and storage assets that we acquired from our Parent, are subject to stringent federal, state, and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to protection of the environment. As with the midstream and liquid asphalt cement industries generally, compliance with current and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities, and even the issuance of injunctions that may restrict or prohibit some or all of our operations. We believe that our operations are in substantial compliance with applicable laws and regulations. However, environmental laws and regulations are subject to change, resulting in potentially more stringent requirements, and we cannot provide any assurance that the cost of compliance with current and future laws and regulations will not have a material affect on our results of operations or earnings.

There are also risks of accidental releases into the environment inherent in the nature of both our midstream and liquid asphalt cement operations, such as leaks or spills of petroleum products or hazardous materials from our pipelines, trucks, terminals and storage facilities. A discharge of hazardous materials into the environment could, to the extent such event is not covered by insurance, subject us to substantial expense, including costs related to environmental clean-up or restoration, compliance with applicable laws and regulations, and any personal injury, natural resource or property damage claims made by neighboring landowners and other third parties.

The following is a summary of the more significant current environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may require material capital expenditures or have a material adverse impact on our results of operations or financial position.

Water. The federal Clean Water Act and analogous state and local laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and state waters. Permits must be obtained to discharge pollutants into these waters. The Clean Water Act and analogous laws provide significant penalties for unauthorized discharges and impose substantial potential liabilities for cleaning up spills and leaks into water. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. We believe that we are in substantial compliance with any such applicable state requirements. Although we can give no assurances, we believe that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

The federal Oil Pollution Act, as amended, or OPA, was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972, the Clean Water Act, and other statutes as they pertain to prevention and response to oil spills. The OPA, and analogous state and local laws, subject owners of facilities used for storing, handling or transporting oil, including trucks and pipelines, to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. The OPA, the Clean Water Act and other analogous laws also impose certain spill prevention, control and countermeasure requirements, such as the preparation of detailed oil spill emergency response plans and the construction of dikes and other containment structures to prevent contamination of navigable or other waters in the event of an oil overflow, rupture or leak. We believe that we are in substantial compliance with applicable OPA and analogous state and local requirements.

Air Emissions. Our operations are subject to the federal Clean Air Act, as amended, as well as to comparable state and local laws. We believe that our operations are in substantial compliance with these laws in those areas in which we operate. Amendments to the federal Clean Air Act enacted in 1990 imposed a federal operating permit requirement for major sources of air emissions. Some of our midstream and liquid asphalt cement terminals hold such a permit, which is referred to as a “Title V permit.” We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining or maintaining permits and approvals addressing air emission related issues. Although we can provide no assurance, we believe future compliance with the federal Clean Air Act, as amended, will not have a material adverse effect on our financial condition or results of operations.

Further, recent scientific studies have suggested that emissions of certain gases, including carbon dioxide and methane, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. In response to such studies, the current session of the U.S. Congress is considering legislation to reduce emissions of greenhouse gases. One bill recently approved by the U.S. Senate Environment and Public Works Committee, known as the Lieberman-Warner Climate Security Act or S.2191, would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. Debate and, possibly, a vote on the bill by the full Senate is anticipated to occur before mid-year 2008. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase are reduced each year until the overall greenhouse gas emission reduction goal is achieved. Depending on the scope of a particular program, we could be required to purchase and surrender allowances for greenhouse gas emissions resulting from our operations (e.g., at compressor stations). Although we would not be impacted to a greater degree than other similarly situated midstream transporters of oil and gas, a stringent greenhouse gas control program could have an adverse effect on our cost of doing business and could reduce demand for the oil and gas we transport.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts v. EPA and certain provisions of the Clean Air Act, the U.S. Environmental Protection Agency, or “EPA,” may regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA has publicly stated its goal of issuing a proposed rule to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels but the timing for issuance of this proposed rule is unsettled as the agency reviews its mandates under the Energy Independence and Security Act of 2007, which includes expanding the use of renewable fuels and raising the corporate average fuel economy standards. The Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” could also form the basis for future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain Clean Air Act programs. Although the consequences of the Massachusetts decision cannot be predicted with certainty, such regulation could take the form of new federal standards that affect facilities with greenhouse gas emissions, as well as possible consideration of greenhouse gases during air permitting of facilities. New federal or state restrictions on emissions of carbon dioxide that may be imposed in areas of the United States in which we conduct business could also have an adverse effect on our cost of doing business and demand for the oil and gas we transport.

Solid Waste Disposal and Environmental Remediation.

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as Superfund, as well as comparable state and local laws, impose liability without regard to fault or the legality of the original act, on certain classes of persons associated with the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site or sites where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under

CERCLA, such persons may be subject to strict joint and several liability for cleanup costs, for damages to natural resources, and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by releases of hazardous substances or other pollutants. We generate materials in the course of our operations that are regulated as hazardous substances. Beyond the federal statute, many states have enacted environmental response statutes that are analogous to CERCLA.

We generate wastes, including “hazardous wastes,” that are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended, or RCRA, as well as to comparable state and local laws. While normal costs of complying with RCRA would not be expected to have a material adverse effect on our financial conditions, we could incur substantial expense in the future if the RCRA exclusion for oil and gas waste were eliminated. Should our oil and gas wastes become subject to RCRA, we, along with our competitors, would become subject to more rigorous and costly disposal requirements, resulting in additional capital expenditures or operating expenses for us and the midstream industry in general.

We currently own or lease properties where hazardous substances are being handled or have been handled for many years. Although we believe that operating and disposal practices that were standard in the midstream and liquid asphalt cement industries at the time were utilized at properties leased or owned by us, historical releases of hazardous substances or associated generated wastes have occurred on or under the properties owned or leased by us, or on or under other locations where these wastes were taken for disposal. In addition, many of these properties have been operated in the past by third parties whose treatment and disposal or release of hazardous substances or associated generated wastes were not under our control. These properties and the materials disposed on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously spilled hazardous materials or associated generated wastes (including wastes disposed of or released by other site occupants or by prior owners or operators), or to clean up contaminated property (including contaminated groundwater).

Contamination resulting from the release of hazardous substances or associated generated wastes is not unusual within the midstream and liquid asphalt cement industries. We have received contractual protections in the form of environmental indemnifications from several predecessor operators for some properties acquired by us that are or may be contaminated as a result of historical operations. These contractual indemnifications typically are subject to specific monetary and term limits that must be satisfied before indemnification will apply. In addition, we have insured certain of our properties against certain remediation costs that might be incurred from contamination unknown to us at the time of conveyance to us. There can be no guarantee, however, that the actual remediation costs or associated liabilities will not exceed the amounts subject to indemnity or covered by insurance or be excluded from insurance coverage altogether or that the indemnitor will honor its contractual indemnification obligations.

Other assets we have acquired or will acquire in the future may have environmental remediation liabilities for which we are not indemnified. In the future, we likely will experience releases of hazardous materials, including petroleum products, into the environment from our pipeline terminalling and storage operations, or discover releases that were previously unidentified. Although we maintain a program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to environmental releases from our assets may substantially affect our business.

OSHA. We are subject to the requirements of OSHA, as well as to comparable state and local laws that regulate the protection of worker health and safety. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general midstream and liquid asphalt cement industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

Anti-Terrorism Measures. The federal Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security, or DHS, to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to the act and, on November 20, 2007, further issued an Appendix A to the interim rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. We have not yet determined the extent to which our facilities are subject to the interim rules or the associated costs to comply, but it is possible that such costs could be substantial.

Operational Hazards and Insurance

Pipelines, terminals, storage tanks, and similar facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We have maintained insurance of various types and varying levels of coverage that we consider adequate under the circumstances to cover our operations and properties, including coverage for pollution related events. However, such insurance does not cover every potential risk associated with operating pipelines, terminals and other facilities. Notwithstanding what we believe is a favorable claims history, the overall cost of the insurance program as well as the deductibles and overall retention levels that we maintain have increased. Through the utilization of deductibles and retentions we self insure the “working layer” of loss activity to create a more efficient and cost effective program. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. As we continue to grow, we will continue to monitor our retentions as they relate to the overall cost and scope of our insurance program.

Employees

We do not have any employees. The officers of our general partner are employees of our general partner and are employees of our Parent. As of March 5, 2008, our Parent and its affiliates employed a total of approximately 2,200 persons. Approximately 600 persons are dedicated to supporting our operations. We reimburse our Parent for the cost of those employees. Our Parent considers its employee relations to be good.

Available Information

We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the SEC under the Securities and Exchange Act of 1934. These documents may be accessed free of charge on our website, www.sglp.com, as soon as is reasonably practicable after their filing with the SEC. Information contained on our website is not incorporated by reference in this report or any of our other filings. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is www.sec.gov.

Item 1A.	Risk Factors.

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the following risk factors together with all of the other information included in this report. If any of the following risks were actually to occur, our business, financial condition, or results of operations could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and our unitholders could lose all or part of their investment.

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units and subordinated units at our current distribution rate.

In order to make our cash distributions at our current distribution rate of $0.3375 per common unit and subordinated unit per complete quarter, or $1.35 per unit per year, we will require available cash of approximately $11.7 million per quarter, or $46.6 million per year, based on the common units and subordinated units outstanding as of March 5, 2008. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described in this section.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our credit facility or other debt agreements; and

•	the amount of cash reserves established by our general partner.

We depend upon our Parent for substantially all of our revenues and any reduction in these revenues would have a material adverse effect on our results of operations and our ability to make distributions to our unitholders.

Because we utilize substantially all of the operating capacity of our crude oil and liquid asphalt cement assets to provide services to our Parent pursuant to the Throughput Agreement and the Terminalling Agreement, we do not expect to materially increase our revenues from third-party customers in the near term unless we undertake significant acquisition or construction projects. Therefore, we expect our dependence on our Parent for substantially all of our revenues to continue. If our Parent is unable to make to us the payments required by it under the Throughput Agreement or the Terminalling Agreement for any reason, our revenues would decline and our ability to make distributions to our unitholders would be reduced. Therefore, we are indirectly subject to the business risks of our Parent, many of which are similar to the business risks we face. In particular, these business risks include the following:

•	the inability of our Parent to generate adequate gross margins from the purchase, transportation, storage and marketing of petroleum products;

•	material reductions in the supply of crude oil, liquid asphalt cement and petroleum products;

•	a material decrease in the demand for crude oil, finished asphalt and petroleum products in the markets served by our Parent;

•	the inability of our Parent to manage its commodity price risk resulting from its ownership of crude oil, liquid asphalt cement and petroleum products;

•	contract non-performance by our Parent’s customers; and

•	various operational risks to which our Parent’s business is subject.

We are exposed to the credit risk of our Parent and any material nonperformance by our Parent could reduce our ability to make distributions to our unitholders.

We are party to the Terminalling Agreement with our Parent pursuant to which we provide certain liquid asphalt cement terminalling and storage services to our Parent. We are also party to the Throughput Agreement with our Parent pursuant to which we provide certain crude oil gathering, transportation, terminalling and storage services to our Parent. In addition, we have entered into the Amended Omnibus Agreement and other agreements with our Parent that addresses, among other things, the provision of general and administrative and operating services to us and indemnification matters. As of March 5, 2008, Moody’s assigned our Parent a corporate family rating of Ba3 and Fitch Ratings assigned our Parent’s senior unsecured indebtedness rating of B+, both of which are speculative ratings. These speculative ratings signify a higher risk that our Parent will default on its obligations, including its obligations to us, than does an investment grade credit rating. Any material nonperformance under the Amended Omnibus Agreement, the Throughput Agreement or the Terminalling Agreement by our Parent could materially and adversely impact our ability to operate and make distributions to our unitholders.

Though we have no indebtedness rated by any credit rating agency, we may have rated debt in the future. Credit rating agencies such as Moody’s and Fitch Ratings may consider our Parent’s debt ratings when assigning ours, because of our Parent’s ownership interest in and control of us, the strong operational links between our Parent and us, and our reliance on our Parent for substantially all of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of our Parent, we could experience an increase in our borrowing costs or difficulty accessing capital markets. Such a development could adversely affect our ability to grow our business and to make distributions to unitholders.

Our Parent’s obligations under the Throughput Agreement and the Terminalling Agreement may be reduced or suspended in some circumstances, which would reduce our ability to make distributions to our unitholders.

Some of the circumstances under which our Parent’s obligations under the Throughput Agreement and the Terminalling Agreement may be permanently reduced are within the exclusive control of our Parent. Any such permanent reduction would reduce our ability to make distributions to our unitholders. For example, under the Throughput Agreement, if we and our Parent cannot agree on an upfront payment or ratable fee surcharge to cover substantial and unanticipated capital expenditures at any of our facilities in order to comply with new laws or regulations, and if we are not able to direct the affected crude oil to mutually acceptable storage or gathering and transportation assets that we own, either party will have the right to remove the affected facility from the Throughput Agreement, and our Parent’s minimum monthly payment obligation will be correspondingly reduced. Our Parent’s minimum monthly payment obligation may also be temporarily suspended under the Throughput Agreement or the Terminalling Agreement to the extent that the occurrence of a force majeure event that is outside the control of the parties prevents us from making our services available to our Parent and the affected services under the Throughput Agreement or the Terminalling Agreement, as applicable, may be terminated if the force majeure event prevents performance for more than twelve months. Please see “Item 1—Business—Throughput Agreement” and “Item 1—Business—Terminalling Agreement”

The amount of cash we have available for distribution to holders of our common units and subordinated units depends primarily on our cash flow and not solely on earnings reflected in our financial statements. Consequently, even if we are profitable, we may not be able to make cash distributions to holders of our common units and subordinated units.

Our unitholders should be aware that the amount of cash we have available for distribution depends primarily upon our cash flow and not solely on earnings reflected in our financial statements, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes.

A significant decrease in demand for crude oil and/or finished asphalt products in the areas served by our storage facilities and pipelines could reduce our ability to make distributions to our unitholders.

A sustained decrease in demand for crude oil and/or finished asphalt products in the areas served by our storage facilities and pipelines could significantly reduce our revenues and, therefore, reduce our ability to make or increase distributions to our unitholders. Factors that could lead to a decrease in market demand for crude oil and finished asphalt products include:

•

lower demand by consumers for refined products, including finished asphalt products, as a result of recession or other adverse economic conditions or due to high prices caused by an increase in the market price of crude oil or higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products;

•

a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy of vehicles, whether as a result of technological advances by manufacturers, governmental or regulatory actions or otherwise; and

•

fluctuations in demand for crude oil, such as those caused by refinery downtime or shutdowns, could also significantly reduce our revenues and, therefore, reduce our ability to make distributions to our unitholders.

Certain of our field and pipeline operating costs and expenses are fixed and do not vary with the volumes we gather and transport. These costs and expenses may not decrease ratably or at all should we experience a reduction in our volumes gathered or transmitted by our gathering and transportation operations. As a result, we may experience declines in our margin and profitability if our volumes decrease.

A material decrease in the production of crude oil from the oil fields served by our pipelines could materially reduce our ability to make distributions to our unitholders.

The throughput on our crude oil pipelines depends on the availability of attractively priced crude oil produced from the oil fields served by such pipelines, or through connections with pipelines owned by third parties. Crude oil production may decline for a number of reasons, including natural declines due to depleting wells, a material decrease in the price of crude oil, or the inability of producers to obtain necessary drilling or other permits from applicable governmental authorities. If we are unable to replace volumes lost due to a temporary or permanent material decrease in production from the oil fields served by our crude oil pipelines, our throughput could decline, reducing our revenue and cash flow and adversely affecting our ability to make distributions to our unitholders. In addition, it is difficult to attract producers to a new gathering system if the producer is already connected to an existing system. As a result, our Parent or third-party shippers on our pipeline systems may experience difficulty acquiring crude oil at the wellhead in areas where there are existing relationships between producers and other gatherers and purchasers of crude oil.

A material decrease in the production of liquid asphalt cement could materially reduce our ability to make distributions to our unitholders.

The throughput at our liquid asphalt cement terminalling and storage facilities depends on the availability of attractively priced liquid asphalt cement produced from the various liquid asphalt cement producing refineries. Liquid asphalt cement production may decline for a number of reasons, including refiners processing more light, sweet crude oil or refiners installing coker units that further refine heavy residual fuel oil bottoms such as liquid asphalt cement. If we are unable to replace volumes lost due to a temporary or permanent material decrease in production from the suppliers of liquid asphalt cement, our throughput could decline, reducing our revenue and cash flow and adversely affecting our ability to make distributions to our unitholders.

We face intense competition in our gathering, transportation, terminalling and storage activities. Competition from other providers of crude oil gathering, transportation, terminalling and storage services that are able to supply our Parent and our other customers with those services at a lower price could reduce our ability to make distributions to our unitholders.

We are subject to competition from other crude oil gathering, transportation, terminalling and storage operations that may be able to supply our Parent and our other customers with the same or comparable services on a more competitive basis. We compete with national, regional and local gathering, storage, terminalling and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Some of these competitors are substantially larger than us, have greater financial resources, and control substantially greater storage capacity than we do. With respect to our gathering and transportation services, these competitors include TEPPCO Partners, L.P., Plains All American Pipeline, L.P., ConocoPhillips, Sunoco Logistics Partners L.P. and National Cooperative Refinery Association, among others. With respect to our storage and terminalling services, these competitors include BP plc, Enbridge Energy Partners, L.P. and Plains All American Pipeline, L.P. Some of these competitors have greater capital resources and control greater supplies of crude oil than our Parent. Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., TEPPCO Partners, L.P., Sunoco Logistics Partners L.P. and Enbridge Energy Partners, L.P.

Our ability to compete could be harmed by numerous factors, including:

•	price competition;

•	the perception that another company can provide better service; and

•	the availability of alternative supply points, or supply points located closer to the operations of our Parent’s customers.

In addition, our Parent owns midstream assets and may engage in competition with us, subject to certain restrictions on our Parent’s ability to acquire and construct liquid asphalt cement terminalling and storage assets. If we are unable to compete with services offered by other midstream enterprises, including our Parent, our ability to make distributions to our unitholders may be adversely affected.

Some of our pipeline systems are dependent upon their interconnections with other crude oil pipelines to reach end markets.

Some of our pipeline systems are dependent upon their interconnections with other crude oil pipelines to reach end markets. Reduced throughput on these interconnecting pipelines as a result of testing, line repair, reduced operating pressures or other causes could result in reduced throughput on our pipeline systems that would adversely affect our revenue and cash flow and our ability to make distributions to our unitholders.

We completed the acquisition of our asphalt assets on February 20, 2008. If our assets do not perform as expected, our future financial performance may be negatively impacted.

Our acquisition of our asphalt assets significantly increased the size of our company and diversified the geographic areas and lines of business in which we operate. We cannot assure our unitholders that we will achieve the desired profitability from our asphalt assets. In addition, our failure to successfully integrate our asphalt assets into our business could adversely affect our financial condition and results of operations.

We face certain challenges as we work to integrate our asphalt assets into our business. In particular, the acquisition of our asphalt assets, by adding 46 terminals in 23 states, expanded our operations and the types of business in which we engage, significantly expanding our geographic scope and increasing the number of employees involved in our operations, thereby presenting us with significant challenges as we work to manage the increase in scale resulting from the acquisition. Delays in this process could have a material adverse effect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the acquisition of our asphalt assets.

Further, the liquid asphalt cement operations may not perform in accordance with our expectations, we may lose key employees and our expectations with regards to integration and synergies may not be fully realized. Our failure to successfully integrate and operate our asphalt assets, and to realize the anticipated benefits of the acquisition could adversely affect our operating and financial results.

Our debt levels may limit our ability to make distributions and our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of March 5, 2008, we had approximately $304.2 million of debt outstanding under our credit facility. Our level of debt could have important consequences for us, including the following:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•

we will need a substantial portion of our cash flow to make principal and interest payments on our debt, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders;

•	our debt level will make us more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our debt level may limit our flexibility in responding to changing business and economic conditions.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Our ability to service debt under our credit facility also will depend on market interest rates, since the interest rates applicable to our borrowings will fluctuate with the London Interbank Offered Rate, or LIBOR, or the prime rate. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms, or at all.

Restrictions in our credit facility may prevent us from engaging in some beneficial transactions or paying distributions to our unitholders.

Our credit facility contains covenants limiting our ability to make distributions to unitholders. In addition, our credit facility contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens or enter into a merger, consolidation or sale of assets. Furthermore, our credit facility contains covenants requiring us to maintain certain financial ratios and tests. Any subsequent refinancing of our current debt may have similar or greater restrictions. Please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

If we borrow funds to make our quarterly distributions, our ability to pursue acquisitions and other business opportunities may be limited and our operations may be materially adversely effected.

Available cash for the purpose of making distributions to unitholders includes working capital borrowings. If we borrow funds to pay one or more quarterly distributions, such amounts will incur interest and must be repaid in accordance with the terms of our credit facility. In addition, any amounts borrowed for distributions to our unitholders will reduce the funds available to us for other purposes under our credit facility, including amounts available for use in connection with acquisitions and other business opportunities. If we are unable to pursue our growth strategy due to our limited ability to borrow funds, our operations may be materially adversely effected.

A principal focus of our business strategy is to grow and expand our business through acquisitions. If we do not make acquisitions on economically acceptable terms, our future growth may be limited.

A principal focus of our business strategy is to grow and expand our business through acquisitions. Our ability to grow depends, in part, on our ability to make acquisitions that result in an increase in the cash generated per unit from operations. If we are unable to make these accretive acquisitions, either because we are (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms or (3) outbid by competitors, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenues and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•	an inability to hire, train or retain qualified personnel to manage and operate our business and assets;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Our acquisition strategy is based, in part, on our expectation of ongoing divestitures of energy assets by industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our operations and cash flows available for distribution to our unitholders.

Our growth strategy includes acquiring midstream entities or assets that are distinct and separate from our existing terminalling, storage, gathering and transportation operations, which could subject us to additional business and operating risks.

We may acquire midstream assets that have operations in new and distinct lines of business from our crude oil or our liquid asphalt cement operations. Integration of a new business is a complex, costly and time-consuming process. Failure to timely and successfully integrate acquired entities’ new lines of business with our existing operations may have a material adverse effect on our business, financial condition or results of operations. The difficulties of integrating a new business with our existing operations include, among other things:

•	operating distinct businesses that require different operating strategies and different managerial expertise;

•	the necessity of coordinating organizations, systems and facilities in different locations;

•	integrating personnel with diverse business backgrounds and organizational cultures; and

•	consolidating corporate and administrative functions.

In addition, the diversion of our attention and any delays or difficulties encountered in connection with the integration of a new business, such as unanticipated liabilities or costs, could harm our existing business, results of operations, financial conditions and prospects. Furthermore, new lines of business will subject us to additional business and operating risks. For example, we may in the future determine to acquire businesses that are subject to significant risks due to fluctuations in commodity prices. These new business and operating risks could have a material adverse effect on our financial condition or results of operations.

Expanding our business by constructing new assets subjects us to risks that projects may not be completed on schedule, and that the costs associated with projects may exceed our expectations, which could cause our cash available for distribution to our unitholders to be less than anticipated.

The construction of additions or modifications to our existing assets, and the construction of new assets, involves numerous regulatory, environmental, political, legal and operational uncertainties and requires the expenditure of significant amounts of capital. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. Moreover, we may construct facilities to capture anticipated future growth in demand in a market in which such growth does not materialize.

We are exposed to the credit risks of our third-party customers in the ordinary course of our gathering activities. Any material nonpayment or nonperformance by our third-party customers could reduce our ability to make distributions to our unitholders.

In addition to our dependence on our Parent, we are subject to risks of loss resulting from nonpayment or nonperformance by our third-party customers. Some of our customers may be highly leveraged and subject to their own operating and regulatory risks. In addition, any material nonpayment or nonperformance by our customers could require us to pursue substitute customers for our affected assets or provide alternative services. Any such efforts may not be successful or may not provide similar fees. These events could reduce our ability to make distributions to our unitholders.

Our revenues from third-party customers are generated under contracts that must be renegotiated periodically and that allow the customer to reduce or suspend performance in some circumstances, which could cause our revenues from those contracts to decline and reduce our ability to make distributions to our unitholders.

Some of our contract-based revenues from customers other than our Parent are generated under contracts with terms which allow the customer to reduce or suspend performance under the contract in specified circumstances, such as the occurrence of a catastrophic event to our or the customer’s operations. The occurrence of an event which results in a material reduction or suspension of our customer’s performance could reduce our ability to make distributions to our unitholders.

Many of our contracts with third-party customers for producer field services have terms of one year or less. As these contracts expire, they must be extended and renegotiated or replaced. We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. In particular, our ability to extend or replace contracts could be harmed by numerous competitive factors, such as those described above under “—We face intense competition in our gathering, transportation, terminalling and storage activities. Competition from other providers of crude oil gathering, transportation, terminalling and storage services that are able to supply our Parent and our other customers with those services at a lower price could reduce our ability to make distributions to our unitholders.” Additionally, we may incur substantial costs if modifications to our terminals are required in order to attract substitute customers or provide alternative services. If we cannot successfully renew significant contracts or must renew them on less favorable terms, or if we incur substantial costs in modifying our terminals, our revenues from these arrangements could decline and our ability to make distributions to our unitholders could suffer.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any necessary pipeline repair, or preventative or remedial measures, which could have a material adverse effect on our results of operations.

The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas”, including high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

In addition to these adopted regulations, in September 2006, the DOT proposed amendment of existing pipeline safety standards including its integrity management programs to broaden the scope of coverage to include certain rural onshore hazardous liquid and low-stress pipeline systems found near “unusually sensitive areas,” including non-populated areas requiring extra protection because of the presence of sole source drinking water resources, endangered species, or other ecological resources. Also, in December 2006, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 was enacted. This act reauthorizes and amends the DOT’s pipeline safety programs and includes a provision eliminating the regulatory exemption for hazardous liquid pipelines operated at low stress. Adoption of new or more stringent pipeline safety regulations affecting our gathering or low-stress pipelines could result in more rigorous and costly integrity management planning requirements being imposed on those lines, which could have a material adverse effect on our results of operations. Please read “Item 1—Business—Regulation—Pipeline Safety” for more information.

We do not have any officers or employees and rely solely on officers of our general partner and employees of our Parent. Failure of such officers and employees to devote sufficient attention to the management and operation of our business may adversely affect our financial results and our ability to make distributions to our unitholders.

The officers of our general partner are employees of our general partner and are also employed by our Parent. Pursuant to the Amended Omnibus Agreement with our Parent, our Parent operates our assets and performs other administrative services for us such as accounting, legal, regulatory, development, finance, land and engineering. Affiliates of our Parent conduct businesses and activities of their own in which we have no economic interest, including businesses and activities relating to our Parent. As a result, there is material competition for the time and effort of the officers and employees who provide services to our general partner and our Parent. If the officers of our general partner and the employees of our Parent do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

Our operations are subject to environmental and worker safety laws and regulations that may expose us to significant costs and liabilities. Failure to comply with these laws and regulations could adversely affect our ability to make distributions to our unitholders.

Our midstream crude oil gathering, transportation, terminalling and storage operations, together with the liquid asphalt cement terminalling and storage assets that we acquired from our Parent, are subject to stringent federal, state and local laws and regulations relating to the protection of the environment. Various governmental authorities, including the EPA, have the power to enforce compliance with these laws and regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Joint and several strict liability may be incurred without regard to fault or the legality of the original conduct under CERCLA, RCRA and analogous state laws for the remediation of contaminated areas. Private parties, including the owners of properties located near our terminalling and storage facilities or through which our pipeline systems pass, also may have the right to pursue legal actions to enforce compliance, as well as seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. Moreover, new stricter laws, regulations or enforcement policies could be implemented that significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material.

In performing midstream operations and liquid asphalt cement terminalling services, we incur environmental costs and liabilities in connection with the handling of hydrocarbons and solid wastes. We currently own, operate or lease properties that for many years have been used for midstream activities, including properties in and around the Cushing Interchange, and with respect to our asphalt assets, for liquid asphalt cement terminalling and storage activities. Activities by us or prior owners, lessees or users of these properties over whom we had no control may have resulted in the spill or release of hydrocarbons or solid wastes on or under them. Additionally, some sites we own or operate are located near current or former storage, terminal and pipeline operations, and there is a risk that contamination has migrated from those sites to ours. Increasingly strict environmental laws, regulations and enforcement policies as well as claims for damages and other similar developments could result in significant costs and liabilities, and our ability to make distributions to our unitholders could suffer as a result. Please see “Item 1—Business—Regulation” for more information.

In addition, the workplaces associated with the storage facilities and pipelines we operate are subject to OSHA requirements and comparable state statutes that regulate the protection of the health and safety of workers. The OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local government authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to regulated substances, could subject us to fines or significant compliance costs and adversely affect our ability to make distributions to our unitholders.

Our business involves many hazards and operational risks, including adverse weather conditions, which could cause us to incur substantial liabilities.

Our operations are subject to the many hazards inherent in the transportation and storage of crude oil and the storage of liquid asphalt cement, including:

•	explosions, fires, accidents, including road and highway accidents involving our tanker trucks;

•	extreme weather conditions, such as hurricanes which are common in the Gulf Coast and tornadoes and flooding which are common in the Midwest;

•	damage to our pipelines, storage tanks, terminals and related equipment;

•	leaks or releases of crude oil into the environment; and

•	acts of terrorism or vandalism.

If any of these events were to occur, we could suffer substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations. In addition, mechanical malfunctions, faulty measurement or other errors may result in significant costs or lost revenues.

We are not fully insured against all risks incident to our business, and could incur substantial liabilities as a result.

We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of changing market conditions, premiums and deductibles for certain of our insurance policies may increase substantially in the future. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position and ability to make distributions to unitholders.

We share some insurance policies, including our general liability policy, with our Parent. These policies contain caps on the insurer’s maximum liability under the policy, and claims made by either our Parent or us are applied against the caps and deductibles. The possibility exists that, in an event in which we wish to make a claim under a shared insurance policy, our claim could be denied or only partially satisfied due to claims made by our Parent against the policy cap. Further, where events occur that would entitle both our Parent and us to benefits under these insurance policies, the full deductible may be borne by the first claimant under the policy. In addition, claims made by our Parent could affect our premiums and our ability to obtain insurance in the future.

We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipelines and facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way or any material real property leases lapse or terminate. We obtain the rights to construct and operate our pipelines and some of our terminals and storage facilities on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew leases, right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions to you.

If our general partner fails to develop or maintain an effective system of internal controls, then we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common units.

SemGroup Energy Partners G.P., L.L.C., our general partner, has sole responsibility for conducting our business and for managing our operations. Effective internal controls are necessary for our general partner, on our behalf, to provide reliable financial reports, prevent fraud and operate us successfully as a public company. If our general partner’s efforts to develop and maintain its internal controls are not successful, it is unable to maintain adequate controls over our financial processes and reporting in the future or it is unable to assist us in complying with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, our operating results could be harmed or we may fail to meet our reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact our results of operations.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks on our industry in general, and on us in particular, is not known at this time. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for our services, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.

Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

Risks Inherent in an Investment in Us

Our Parent controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our Parent has conflicts of interest with us and limited fiduciary duties, which may permit it to favor its own interests to our unitholders’ detriment.

Our Parent owns and controls our general partner. Some of our general partner’s directors are directors of our Parent and all of our executive officers are officers of our Parent. Therefore, conflicts of interest may arise between our Parent and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving those conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Although the conflicts committee of our general partner’s board of directors may review such conflicts of interest, our general partner’s board of directors is not required to submit such matters to the conflicts committee. These conflicts include, among others, the following situations:

•

neither our partnership agreement nor any other agreement requires our Parent to pursue a business strategy that favors us. Our Parent’s directors and officers have a fiduciary duty to make these decisions in the best interests of the owners of our Parent, which may be contrary to our interests;

•	our general partner is allowed to take into account the interests of parties other than us, such as our Parent and its affiliates, in resolving conflicts of interest;

•	our Parent may compete with us, including with respect to future acquisition opportunities;

•

our Parent may favor its own interests in proposing the terms of any acquisitions (drop-downs) we make from it, and such terms may not be as favorable as those we could receive from an unrelated third party;

•

if we do not have sufficient available cash from operating surplus, our general partner could cause us to use cash from non-operating sources, such as asset sales, issuances of securities and borrowings, to pay distributions, which means that we could make distributions that deteriorate our capital base and that our general partner could receive distributions on its subordinated units and incentive distribution rights to which it would not otherwise be entitled if we did not have sufficient available cash from operating surplus to make such distributions;

•	all of the officers of our Parent who provide services to us also devote significant time to the business of our Parent, and are compensated by our Parent for the services rendered to it;

•

our general partner has limited its liability and reduced its fiduciary duties, and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•

our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;

•

pursuant to the terms of the limited liability company agreement of our Parent’s general partner and the limited liability company agreement of our general partner, our general partner must receive the consent of our Parent in order to cause us to sell all or substantially all of our assets, merge or consolidate, dissolve or liquidate, make or consent to a general assignment for the benefit of creditors, file or consent to the filing of any bankruptcy, insolvency or reorganization petition for relief under the United States Bankruptcy Code or otherwise seek such relief from debtors or protection from creditors, or take various actions similar to the foregoing;

•

pursuant to the terms of the limited liability company agreement of our Parent’s general partner, if our Parent is entitled to more than 50% of our distributions, our general partner must receive the consent of our Parent in order to cause us to dispose of assets, business, operations or securities having a value in excess of $100,000, incur indebtedness in excess of $10.0 million, acquire assets or equity interests of a third party with a fair market value generally in excess of $20.0 million or where certain financial thresholds are exceeded, modify our organizational documents or the organizational documents of any of our subsidiaries, or effect any transaction outside the ordinary course of business having a value in excess of $100,000;

•

our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert to common units;

•

our general partner may make a determination to receive a quantity of our Class B units in exchange for resetting the target distribution levels related to its incentive distribution rights without the approval of the conflicts committee of our general partner or our unitholders;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us and our Parent determines the allocation of shared overhead expenses;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

•	our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units and subordinated units and restricts the remedies available to holders of our common units and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. For example, our partnership agreement:

•

permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its right to receive a quantity of our Class B units in exchange for resetting the target distribution levels related to its incentive distribution rights, the exercise of its limited call right, the exercise of its rights to transfer or vote the units it owns, the exercise of its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement;

•

provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

•

generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner acting in good faith and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith. In determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•

provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•

provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

By purchasing a common unit, a common unitholder will become bound by the provisions in the partnership agreement, including the provisions discussed above.

Our Parent may compete with us, which could adversely affect our existing business and limit our ability to acquire additional assets or businesses.

Other than our Parent’s agreement not to engage in the business of terminalling and storing liquid asphalt cement within 50 miles of our liquid asphalt cement facilities, neither our partnership agreement nor the Amended Omnibus Agreement prohibits our Parent from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, subject to the restrictions above, our Parent may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Our Parent is a large, established participant in the midstream energy business, and has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and cash available for distribution. As a result, competition from our Parent could adversely impact our results of operations and cash available for distribution.

Our agreement not to compete with our Parent may limit our ability to grow.

Pursuant to the Amended Omnibus Agreement, we have agreed that for so long as the Terminalling Agreement is in effect, we will not engage in the business of processing, marketing and distributing finished asphalt products within 50 miles of our liquid asphalt cement facilities. This agreement not to compete with our Parent may limit our ability to grow if we decide to engage in the finished asphalt products business.

Cost reimbursements due to our general partner and its affiliates for services provided, which are determined by our general partner, may be substantial and will reduce our cash available for distribution to our unitholders.

Pursuant to our partnership agreement and the Amended Omnibus Agreement, our Parent receives reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services may be substantial and reduce the amount of cash available for distribution to unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated under our partnership agreement to reimburse or indemnify our general partner. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments would reduce the amount of cash otherwise available for distribution to our unitholders. Please see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements Related to Our Acquisition of the Asphalt Assets—Amended Omnibus Agreement.”

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or our general partner’s board of directors, and have no right to elect our general partner or our general partner’s board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by SemGroup Holdings, a wholly owned subsidiary of our Parent. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Amendments to our partnership agreement may be proposed only by or with the consent of our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Removal of our general partner without its consent will dilute and adversely affect our common unitholders.

If our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of the general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of our Parent, the owner of our general partner, from transferring all or a portion of its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby influence the decisions made by the board of directors and officers.

We may issue additional units without approval of our unitholders, which would dilute our unitholders’ ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests (including any securities of equal or senior rank to our common units, and options, rights, warrants and appreciation rights relating to any such securities) that we may issue at any time without the approval of our unitholders. In addition, because we are a limited partnership, we will not be subject to the shareholder approval requirements relating to the issuance of securities contained in Nasdaq Marketplace Rule 4350(i). The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•

because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

Our partnership agreement restricts the voting rights of unitholders, other than our general partner and its affiliates, including our Parent, owning 20% or more of our common units.

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, including our Parent, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions.

Affiliates of our general partner may sell common units in the public markets, which sales could have an adverse impact on the trading price of the common units.

Executive officers and directors of our general partner beneficially own an aggregate of 868,500 common units and our Parent indirectly owns 12,570,504 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. The sale of these units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. At the end of the subordination period, assuming no additional issuances of common units and no sales of subordinated units, our general partner and its affiliates will own 40.8% of the common units.

Common units held by persons who are not Eligible Holders will be subject to the possibility of redemption.

The Longview system is, and any additional interstate pipelines that we acquire or construct may be, subject to the rate regulation of the FERC. Our general partner has the right under our partnership agreement to institute procedures, by giving notice to each of our unitholders, that would require transferees of common units and, upon the request of our general partner, existing holders of our common units to certify that they are Eligible Holders. The purpose of these certification procedures would be to enable us to utilize a federal income tax expense as a component of the pipeline’s cost of service upon which tariffs may be established under FERC rate-making policies applicable to entities that pass through their taxable income to their owners. Eligible Holders are individuals or entities subject to United States federal income taxation on the income generated by us or entities not subject to United States federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If these tax certification procedures are implemented, we will have the right to redeem the common units held by persons who are not Eligible Holders at the lesser of the holder’s purchase price and the then-current market price of the units. The redemption price would be paid in cash or by delivery of a promissory note, as determined by our general partner.

Our unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Our unitholders could be liable for our obligations as if they were a general partner if:

•	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•

a unitholder’s right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 and 17-804 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change, so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, beginning in 2008 we will be required to pay annually a Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas with respect to the prior year. We currently estimate that our tax liability related to our 2007 gross income apportioned to Texas will be approximately $141,000. Imposition of such a tax on us by Texas and, if applicable, by any other state will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress are considering substantive changes to the existing federal income tax laws that affect certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the currently proposed legislation would not appear to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS contests any of the federal income tax positions we take, the market for our common units may be adversely affected, and the costs of any contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, they will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, even if our unitholders receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions to our unitholders in excess of the total net taxable income our unitholders were allocated for a common unit, which decreased their tax basis in that common unit, will, in effect, become taxable income to our unitholders if the common unit is sold at a price greater than their tax basis in that common unit, even if the price our unitholders receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash our unitholders receive from the sale.

Tax-exempt entities, regulated investment companies and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), regulated investment companies (known as mutual funds), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If a potential unitholder is a tax-exempt entity or a foreign person, it should consult its tax advisor before investing in our common units.

We will treat each purchaser of units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and/or amortization positions that may not conform with all aspects of existing Treasury regulations and, as a result, our counsel, Baker Botts L.L.P., is unable to opine as to the validity of these positions. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from their sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there are one or more transfers of interests in our partnership that together represent a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For these purposes, multiple transfers of the same interest within a twelve-month period will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements as a result of investing in our common units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Our unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Texas, Oklahoma, Kansas, Colorado, New Mexico, Arkansas, California, Georgia, Idaho, Illinois, Indiana, Missouri, Michigan, Montana, Nebraska, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Utah, Virginia and Washington. Of these states, Texas does not currently impose a state income tax on individuals. We may own property or conduct business in other states or foreign countries in the future. It is each unitholder’s responsibility to file all federal, state and local tax returns. Under the tax laws of some states where we will conduct business, we may be required to withhold a percentage from amounts to be distributed to a unitholder who is not a resident of that state. For example, in the case of Oklahoma, we are required to either report detailed tax information about our non-Oklahoma resident unitholders with an income in Oklahoma in excess of $500 to the taxing authority, or withhold an amount equal to 5% of the portion of our distributions to unitholders which is deemed to be the Oklahoma share of our income. Similarly, we are required to withhold Kansas income tax at a rate of 6.45% on each non-Kansas resident unitholder’s share of our taxable income that is attributable to Kansas (regardless of whether such income is distributed), unless the non-Kansas resident unitholder files a tax reporting affidavit with us which we, in turn, are required to file with the Kansas Department of Revenue. Our counsel has not rendered an opinion on the state and local tax consequences of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We will adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. Because the determination of value and the allocation of value are factual matters, rather than legal matters, our counsel is unable to opine as to these matters. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

A description of our properties is contained in “Item 1—Business.”

Title to Properties

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, property on which our pipelines were built was purchased in fee. Our crude oil terminals are on real property owned or leased by us.

Our asphalt assets are on real property owned or leased by us. Some of the real property leases to be transferred to us as part of the acquisition of our asphalt assets require the consent of the grantor of such rights, which in certain instances is a governmental entity. Our general partner expects to obtain these consents within a reasonable time. With respect to any material consents that are not obtained, our Parent or its affiliates will temporarily remain the lessee of such properties until such time that the required consents have been obtained. We do not expect that failure to obtain any such consents prior to closing will materially interfere with our ability to own and operate the liquid asphalt cement terminalling and storage facilities located on those properties.

We believe that we have satisfactory title to all of our assets. Although title to such properties is subject to encumbrances in certain cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and minor easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by our predecessor or us, we believe that none of these burdens will materially detract from the value of such properties or from our interest therein or will materially interfere with their use in the operation of our business.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We do not believe we are a party to any legal proceedings which, if determined adversely to us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our common units are listed and traded on the NASDAQ Global Market under the symbol “SGLP.” Our common units began trading on July 18, 2007 at an initial public offering price of $22.00 per common unit. On March 5, 2008, there were 21,275,000 common units outstanding, held by approximately 5 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 12,570,504 subordinated units, for which there is no established public trading market. The subordinated units are held by one record holder, SemGroup Holdings, a subsidiary of our Parent.

The following table shows the high and low sales prices per common unit, as reported by the NASDAQ Global Market, and distributions declared by quarter for each of the last two quarters of 2007 since the initial public offering of our common units in July 2007 and for the first quarter of 2008 through March 5, 2008.

	Low	High	Cash Distribution per Unit
2007:
Third Quarter(1)	$24.16	$31.00	$0.24	(2)
Fourth Quarter	24.02	30.50	0.3375

2008:
First Quarter (through March 5, 2008)	22.20	29.09

(1)	For the period from July 18, 2007, the day our common units began trading on the NASDAQ Global Market, through September 30, 2007.
(2)	Reflects the pro rata portion of the $0.3125 minimum quarterly distribution per unit for the period from the July 23, 2007 closing of our initial public offering through September 30, 2007.

Distributions of Available Cash

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

Available cash, for any quarter, consists of all cash on hand at the end of that quarter:

•	less the amount of cash reserves established by our general partner to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments or other agreements; or

•	provide funds for distributions to our unitholders for any one or more of the next four quarters;

•

plus all additional cash and cash equivalents on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners and with the intent of the borrower to repay such borrowings within 12 months.

We will distribute to the holders of common units and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.3125 per unit, or $1.25 per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. The board of directors of our general partner will have broad discretion to establish cash reserves for the proper conduct of our business and for future distributions to our unitholders, and the establishment of those reserves could result in a reduction in cash distributions to our unitholders from levels we currently anticipate pursuant to our stated distribution policy. In addition, our cash distribution policy is subject to restrictions on distributions under our amended credit facility. Specifically, the agreement related to our amended credit facility contains material financial tests and covenants that we must satisfy. Please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Our Liquidity and Capital Resources—Description of Credit Facility” for a discussion of the restrictions to be included in our credit agreement that may restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights.

Upon the closing of our initial public offering, our Parent received 12,570,504 subordinated units. During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” units because for a period of time, referred to as the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received the minimum quarterly distribution and any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

The subordination period will extend until the first day of any quarter beginning after June 30, 2010 that each of the following tests are met:

•

distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•

the “adjusted operating surplus” (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the general partner units during those periods; and

•

there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before June 30, 2010.

The subordination period will automatically terminate and all of the subordinated units will convert into common units on a one-for-one basis if each of the following occurs:

•

distributions of available cash from operating surplus on each outstanding common unit and subordinated unit equaled or exceeded $1.88 (150% of the annualized minimum quarterly distribution) for any four-quarter period immediately preceding that date;

•

the “adjusted operating surplus” (as defined in our partnership agreement) generated during any four-quarter period immediately preceding that date equaled or exceeded the sum of $1.88 (150% of the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units and general partner units on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

We will make distributions of available cash (as defined in its partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:

•	first, 98% to the holders of common units and 2% to our general partner, until each common unit has received a minimum quarterly distribution of $0.3125 plus any arrearages from prior quarters;

•	second, 98% to the holders of subordinated units and 2% to our general partner, until each subordinated unit has received a minimum quarterly distribution of $0.3125;

•	third, 98% to all unitholders, pro rata, and 2% to the general partner, until each unitholder has received a distribution of $0.3594;

•	fourth, 85% to all unitholders, pro rata, and 15% to the general partner, until each unitholder has received a distribution of $0.3906;

•	fifth, 75% to all unitholders, pro rata, and 25% to the general partner, until each unitholder has received a distribution of $0.4688; and

•	thereafter, 50% to all unitholders, pro rata, and 50% to the general partner.

The maximum distribution of 50% to our general partner includes distributions paid to our general partner in respect of its 2% general partner interest and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on common or subordinated units that it owns.

For equity compensation plan information, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Securities

On February 22, 2007, in connection with the our formation, we issued (i) to SemGroup Energy Partners G.P., L.L.C. the 2% general partner interest in the partnership for $20 and (ii) to SemGroup Holdings, the 98% limited partner interest in the partnership for $980 in an offering exempt from registration under Section 4(2) of the Securities Act.

On July 20, 2007, in connection with our initial public offering, we issued 12,500,000 common units and 12,570,504 subordinated units to SemGroup Holdings. This issuance was exempt from registration under Section 4(2) of the Securities Act. SemGroup Holdings subsequently offered 12,500,000 common units in a public offering at a price of $22 per unit.

Item 6.	Selected Financial Data.

The following table shows selected historical financial and operating data of SemGroup Energy Partners, L.P. Predecessor, our predecessor, and historical financial and operating data of SemGroup Energy Partners, L.P. for the periods and as of the dates presented. In connection with the closing of our initial public offering, our Parent contributed its Crude Oil Business to us, which comprises substantially all of our Parent’s crude oil gathering, transportation, terminalling and storage assets. The Crude Oil Business had historically been a part of the integrated operations of our Parent, and neither our Parent nor our predecessor recorded revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis. Our Parent and our predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in the historical financial statements of our predecessor represent services provided to third parties and do not include any revenues for services provided to our Parent. For this reason and due to the other factors described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Items Impacting the Comparability of Our Financial Results,” our results of operations are not comparable to our predecessor’s historical results.

We derived the information in the following table from, and that information should be read together with and is qualified in its entirety by reference to, the historical financial statements and the accompanying notes included elsewhere in this annual report. The table should be read together with “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(dollars in thousands, except per unit data)
Statement of Operations Data:
Service revenues:
Third-party revenue	$15,694	$15,857	$19,871	$28,109	$28,303
Related party revenue	—	—	490	730	46,262

Total revenue	15,694	15,857	20,361	28,839	74,565
Expenses:
Operating	31,307	30,996	38,467	51,608	67,182
General and administrative	7,748	7,570	6,280	11,097	13,595

Total expenses	39,055	38,566	44,747	62,705	80,777

Operating loss	(23,361)	(22,709)	(24,386)	(33,866)	(6,212)
Interest expense(1)	3,379	1,973	2,597	1,989	6,560
Loss before income taxes	(26,740)	(24,682)	(26,983)	(35,855)	(12,772)
Provision for income taxes	—	—	—	—	141

Net loss	$(26,740)	$(24,682)	$(26,983)	$(35,855)	$(12,913)

General partner interest in net income(2)					$264

Limited partner interest in net income(2)					$12,941

Basic and diluted net income per limited partner unit:(2)
Common units					$0.55
Subordinated units					$0.40
Cash distributions per unit to limited partners:(3)
Paid					$0.24
Declared					$0.58
Operating Data:
Cushing terminal:
Average crude oil barrels stored per month	284,389	721,590	1,371,281	2,695,766	2,194,070
Average crude oil delivered (Bpd)	26,258	31,074	30,143	44,889	63,448
Total storage capacity (barrels at end of period)	793,200	793,200	3,493,200	4,370,000	4,765,000
Other:
Total storage capacity (barrels at end of period)	2,329,490	2,329,490	2,048,890	1,952,150	1,952,150
Average throughput (Bpd):
Mid-Continent system	19,939	20,228	22,255	28,762	31,661
Longview system	32,992	31,547	30,993	36,493	27,404

Balance Sheet Data (at period end):
Property, plant and equipment, net	$45,295	$49,601	$64,688	$92,245	$102,239
Total assets	54,332	57,739	72,912	104,847	125,482
Long-term debt and capital lease obligations	34,415	35,337	38,849	36,757	91,959
Total division equity/partners’ capital	17,643	20,198	28,799	62,146	17,229

(1)	Interest expense before July 20, 2007 reflects interest on capitalized lease obligations and debt payable to our Parent. Interest expense after July 20, 2007 includes interest expense incurred under our credit facility.
(2)	Net income and net income per unit is presented for the period from July 20, 2007 through December 31, 2007.
(3)	Cash distributions paid per unit to limited partners represent payments made per unit during the period stated. Cash distributions declared per unit to limited partners represent distributions declared per unit for the quarters within the period stated. Distributions were declared and paid within 45 days following the close of each quarter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

On July 23, 2007, we completed our initial public offering of common units. In our initial public offering, an aggregate of 14,375,000 common units (including 1,875,000 common units sold pursuant to the full exercise by the underwriters of their over-allotment option) were sold to the public at a price of $22.00 per unit. Upon completion of our initial public offering, we had 14,375,000 common units, 12,570,504 subordinated units and 549,908 general partner units outstanding. The subordinated units and general partner units are indirectly owned by our Parent.

The historical financial statements for periods prior to the contribution of the assets, liabilities and operations to us by our Parent on July 20, 2007 reflect the assets, liabilities and operations of our predecessor. The following discussion analyzes the historical financial condition and results of operations of us and our predecessor and should be read in conjunction with our financial statements and notes thereto. In certain circumstances and for ease of reading we discuss the financial results of our predecessor as being “our” financial results during historical periods when this business was owned by our Parent.

Overview

We are a Delaware limited partnership recently formed by our Parent to own, operate and develop a diversified portfolio of complementary midstream energy assets. Prior to the closing of the initial public offering of our common units discussed below, our Parent contributed to us the Crude Oil Business, which consists of crude oil terminalling and storage facilities with an aggregate of approximately 6.7 million barrels of storage capacity primarily located in Oklahoma, approximately 1,150 miles of crude oil gathering and transportation pipelines located in Oklahoma and Texas and approximately 200 owned or leased crude oil tanker trucks. We also entered into a Throughput Agreement with our Parent pursuant to which we provide crude oil gathering, transportation, terminalling and storage services to our Parent. We derive a substantial portion of our revenues from services provided to our Parent under the Throughput Agreement.

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

We received net proceeds of approximately $38.7 million after deducting underwriting discounts from the sale of common units in connection with the exercise of the underwriters’ over-allotment option. We used these net proceeds to reduce outstanding borrowings under our credit facility.

Items Impacting the Comparability of Our Financial Results

Our future results of operations and cash flows may not be comparable to the historical results of operations for the periods presented below for our predecessor, for the reasons described below:

•	There are differences in the way our predecessor recorded revenues and the way we record revenues.

•

A substantial majority of our revenues during 2007 were derived from services provided to the crude oil purchasing, marketing and distribution operations of our Parent pursuant to the Throughput Agreement. Under the Throughput Agreement, our Parent pays us a fee for gathering, transportation, terminalling and storage services based on volume and throughput. In rendering these services, we do not take title to, or marketing responsibility for, the crude oil that we gather, transport, terminal or store and, therefore, we have minimal direct exposure to changes in crude oil prices. Please see “—Throughput Agreement” below.

•

The Crude Oil Business had historically been a part of the integrated operations of our Parent, and neither our Parent nor our predecessor recorded revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis. Our Parent and our predecessor recognized only the costs associated with providing such services. As such, the revenues we receive under the Throughput Agreement are not reflected in the historical financial statements of our predecessor.

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

•

The Omnibus Agreement was amended in connection with the acquisition of our asphalt assets to, among other things, increase the fixed administrative fee payable under such agreement from $5.0 million per year to $7.0 million per year. Pursuant to the Amended Omnibus Agreement, we will pay our general partner and our Parent this fixed administrative fee for the provision by our general partner and our Parent of various general and administrative services to us for three years following the acquisition of our asphalt assets. For a more complete description of this agreement, see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements Related to Our Acquisition of the Asphalt Assets —Amended Omnibus Agreement.”

•

We incur incremental general and administrative expenses as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to unitholders, financial statement audit, tax return and Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These incremental general and administrative expenditures are not reflected in the historical financial statements of our predecessor.

•	With the exception of capital lease obligations and prepaid insurance, no working capital was contributed to us in connection with our initial public offering.

•

Our predecessor had $31.2 million in debt payable to Parent which was not assumed by us in our initial public offering. We entered into a $250.0 million five-year credit facility and borrowed $137.5 million under that facility and used net proceeds of approximately $38.7 million from the issuance of 1,875,000 common units pursuant to the underwriters’ exercise of their over-allotment option in our initial public offering to reduce outstanding borrowings under our credit facility.

Throughput Agreement

In connection with our initial public offering, we entered into the Throughput Agreement with our Parent. A substantial portion of our revenues are derived from services provided to the crude oil purchasing, marketing and distribution operations of our Parent pursuant to this agreement. None of these revenues are reflected in the historical financial statements of our predecessor. Under this agreement, we provide the following services to our Parent:

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

Based on these minimum throughput, trucking and storage requirements, our Parent is obligated to pay us minimum monthly fees totaling $45.3 million and $30.8 million annually for our gathering and transportation services and our terminalling and storage services, respectively, but we expect to earn incremental revenues for providing these services. The pipeline trucking unloading services we provide to our Parent pursuant to the Throughput Agreement are not subject to any minimum usage requirements.

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

Acquisition of the Asphalt Assets

On February 20, 2008, we purchased substantially all of our Parent’s domestic owned liquid asphalt cement terminalling and storage assets for a purchase price of $378.8 million. The acquired assets include 46 terminals in 23 states with an aggregate shell capacity of approximately 6.6 million barrels. The acquired assets include land, receiving infrastructure, machinery, pumps and piping and large liquid asphalt cement storage tanks. We acquired the terminalling and storage assets associated with the terminals other than equipment used exclusively for processing operations, which our Parent retained. Our Parent also retained certain leased terminals that are used for storage as well as processing of liquid asphalt cement and finished asphalt products.

In connection with the acquisition of the acquired assets, we completed an underwritten public offering of 6,000,000 of our common units representing limited partner interests at a price to the public of $23.90 per unit. We used the net proceeds of approximately $137.7 million from the offering, after deducting underwriting discounts but before estimated offering expenses, to partially fund the acquisition of asphalt assets from our Parent. On March 5, 2008, we sold an additional 900,000 common units at the public offering price of $23.90 per unit pursuant to the underwriters’ exercise of their over-allotment option in full. We used the resulting net proceeds of approximately $20.6 million, after deducting underwriting discounts, together with the corresponding $0.4 million capital contribution by our general partner to maintain its 2.0% general partner interest in us, to reduce outstanding borrowings under our credit facility.

Our results of operations presented herein do not include the results of operations related to the acquired assets.

The acquired assets have historically been a part of the integrated operations of our Parent and were not separately managed in the manner we will operate them. Previously, the acquired assets were managed as a part of our Parent’s asphalt commodity marketing business and our Parent did not record revenues associated with terminalling and storage services provided on an intercompany basis. We will focus exclusively on using the acquired assets to provide asphalt terminalling and storage services to earn fee-based revenues.

For accounting purposes, the acquisition will be reflected as a purchase of assets, with the acquired assets recorded at the historical cost of our Parent, which was approximately $146 million on the date we acquired them.

Terminalling Agreement

In connection with the acquisition of the liquid asphalt cement terminalling and storage assets, we entered into the Terminalling Agreement with our Parent. A substantial portion of our revenues are derived from services provided to the finished asphalt product processing and marketing operations of our Parent pursuant to this agreement. Under this agreement, we will provide the following services to our Parent:

•

Terminalling and Storage Services. We provide services relating to the terminalling and storage of liquid asphalt cement for our Parent in our liquid asphalt cement storage facilities. We also provide services to deliver liquid asphalt cement to the finished asphalt product processing and marketing assets owned by our Parent. Our storage services enable our Parent to purchase and store liquid asphalt cement and sell it at later dates.

•

Minimum Throughput and Storage Requirements. Under the Terminalling Agreement, the terminalling services are subject to minimum throughput requirements each month, regardless of the amount of such services actually used by our Parent in a given month. If our Parent uses these services in excess of the minimum throughput requirements, our Parent will pay us a premium for such services. In addition, our Parent has committed to use five million barrels of our total storage capacity per month. Our Parent is obligated, regardless of the amount of storage services actually used by our Parent in a given month, to pay us a fee per barrel for the first 5 million barrels of our storage capacity. If our Parent utilizes any of these storage services in excess of these minimum storage requirements, our Parent will pay us a fee for such services equal to at least 110% of the per barrel base charge for the applicable services. However, we are permitted to contract with other customers for services in excess of these minimum commitments and we are not obligated to provide any services in excess of the minimum requirements to our Parent.

Based on these minimum throughput and storage requirements, our Parent is obligated to pay us minimum monthly fees totaling $58.9 million annually for our liquid asphalt cement terminalling and storage services.

We do not take title to, or marketing responsibility for, the liquid asphalt cement that we terminal and store. The Terminalling Agreement contains a Consumer Price Index adjustment that may offset a portion of any increased costs that we incur. If new laws or regulations that affect these services generally are enacted that require us to make substantial and unanticipated capital expenditures, we will have the right to negotiate an upfront payment or monthly surcharge to be paid by our Parent for the use of our services to cover our Parent’s pro rata portion of the cost of complying with these laws or regulations, after we have made efforts to mitigate their effect. We and our Parent are obligated to negotiate in good faith to agree on the level of the monthly surcharge. The surcharge will not apply in respect of routine capital expenditures.

Our Parent’s obligations may be temporarily suspended during the occurrence of a force majeure event that renders performance of services impossible with respect to an asset for at least 30 consecutive days. If a force majeure event results in a diminution in the services we are able to provide to our Parent pursuant to the Terminalling Agreement, our Parent’s minimum service usage commitment would be reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, we and our Parent will each have the right to terminate our rights and obligations with respect to the affected services under the Terminalling Agreement.

The Terminalling Agreement has an initial term that expires on December 31, 2014, with additional automatic one-year renewals unless either party terminates the agreement upon one year’s prior notice. The Terminalling Agreement may be assigned by our Parent only with our consent.

The Terminalling Agreement does not apply to any services we may provide to customers other than our Parent.

Factors That Will Significantly Affect Our Results

Commodity Prices. Although our current operations have minimal direct exposure to commodity prices, the volumes of crude oil and liquid asphalt cement we gather, transport, terminal or store are indirectly affected by commodity prices. Petroleum product prices may be contango (future prices higher than current prices) or backwardated (future prices lower than current prices) depending on market expectations for future supply and demand. Our terminalling and storage services benefit most from an increasing price environment, when a premium is placed on storage, and our gathering and transportation services benefit most from a declining price environment when a premium is placed on prompt delivery.

Volumes. Our results of operations are dependent upon the volumes of crude oil and liquid asphalt cement we gather, transport, terminal and store. Although our Parent has committed to use a minimum amount of our services pursuant to the Throughput Agreement and the Terminalling Agreement, our results of operations are impacted by our ability to utilize our remaining pipeline and storage capacity to transport and store supplies of crude oil for third parties and for our Parent. An increase or decrease in the production of crude oil from the oil fields served by our pipelines or an increase or decrease in the demand for crude oil in the areas served by our pipelines and storage facilities will have a corresponding effect on the volumes we gather, transport, terminal and store. The production and demand for crude oil and liquid asphalt cement are driven by many factors, including the price for crude oil.

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

Operating Costs. The current high levels of crude oil exploration, development and production activities are increasing competition for personnel and equipment. This increased competition is placing upward pressure on the prices we pay for labor, supplies, property, plant and equipment. To the extent we are unable to procure necessary services or assets or offset higher costs, our operating results will be negatively impacted. Under the Throughput Agreement and the Terminalling Agreement, a Consumer Price Index adjustment may offset a portion of any increased costs that we incur.

Borrowings. Prior to the closing of our initial public offering, we borrowed $137.5 million under our credit facility and will recognize associated interest expense and amortization of debt issuance costs. On July 23, 2007, we repaid approximately $38.7 million under our credit facility with the proceeds we received in connection with the exercise of the underwriters’ over-allotment option in our initial public offering. In connection with our acquisition of the asphalt assets, we amended this credit facility to increase the total amount we may borrow to $600 million, and borrowed $238.0 million to partially finance the acquisition. Our amended credit facility includes a revolving credit facility and a term loan facility and will mature on July 20, 2012. On March 5, 2008, we repaid approximately $21.1 million under our credit facility with the proceeds we received in connection with the exercise of the underwriters’ over-allotment option in our February 2008 public offering and the corresponding contribution by our general partner to maintain its 2% general partner interest in us. After the repayment described in the preceding sentence, we had $304.2 million in outstanding borrowings under our credit facility (including $54.2 million under our revolving credit facility and $250.0 million under our term loan facility) and, as a result, we have approximately $295.8 million of remaining borrowing capacity under the credit facility as of March 5, 2008.

Distributions to our Unitholders. We intend to make cash distributions to our unitholders and our general partner at our current distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, including commercial bank borrowings and other debt and equity issuances, to fund our acquisition and expansion capital expenditures, as well as our working capital needs.

Results of Operations

The following table and discussion is a summary of our results of operating for each of the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(dollars in thousands)
Service revenues:
Terminalling and storage revenues:
Third party	$3,477	$8,345	$7,857
Related party	490	730	16,894

Total terminalling and storage	3,967	9,075	24,751
Gathering and transportation revenues:
Third party	16,394	19,764	20,446
Related party	—	—	29,368

Total gathering and transportation	16,394	19,764	49,814

Total revenue	20,361	28,839	74,565
Operating expenses:
Terminalling and storage	3,383	4,494	4,863
Gathering and transportation	35,084	47,114	62,319

Total operating expenses	38,467	51,608	67,182
General and administrative expenses	6,280	11,097	13,595

Operating loss	(24,386)	(33,866)	(6,212)
Interest expense	2,597	1,989	6,560
Income tax expense	—	—	141

Net loss	$(26,983)	$(35,855)	$(12,913)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Service revenues. Service revenues were $74.6 million for the twelve months ended December 31, 2007 compared to $28.8 million for the twelve months ended December 31, 2006, an increase of $45.8 million, or 159%. Terminalling and storage revenues increased by $15.7 million to $24.8 million for the twelve months ended December 31, 2007 compared to $9.1 million for the twelve months ended December 31, 2006, primarily due to revenues generated under the Throughput Agreement subsequent to the closing of our initial public offering. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Our gathering and transportation services revenue increased by $30.0 million to $49.8 million for twelve months ended December 31, 2007 compared to $19.8 million for the twelve months ended December 31, 2006, primarily due to revenues generated under the Throughput Agreement subsequent to the closing of our initial public offering. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses. Operating expenses increased by $15.6 million, or 30%, to $67.2 million for the twelve months ended December 31, 2007 compared to $51.6 million for the twelve months ended December 31, 2006. Terminalling and storage operating expenses increased by $0.4 million to $4.9 million for the twelve months ended December 31, 2007 compared to $4.5 million for the twelve months ended December 31, 2006. Our gathering and transportation operating expenses increased by $15.2 million to $62.3 million for the twelve months ended December 31, 2007 compared to $47.1 million for the twelve months ended December 31, 2006.

Approximately $5.3 million of this increase in operating expenses was due to our acquisition of Big Tex Crude Oil Company (“Big Tex”) on June 30, 2006. Included in operating expenses for the twelve months ended December 31, 2007 is $1.6 million in costs associated with the clean up of a crude oil leak that occurred in the twelve months ended December 31, 2007 in relation to a thirty-five mile pipeline located in Conroe, Texas. This gathering line was sold by our Parent on April 30, 2007, and our Parent has assumed any future obligations associated with the aforementioned leak. Our repair and maintenance expenses increased by $2.3 million to $8.2 million for the twelve months ended December 31, 2007 compared to $5.9 million for the twelve months ended December 31, 2006, of which $0.9 million related to the Big Tex acquisition. The additional increase in repair and maintenance expenses was due primarily to the timing of routine maintenance in our gathering and transportation segment.

In addition, our fuel expenses increased by $2.0 million to $9.6 million for the twelve months ended December 31, 2007 compared to $7.6 million for the twelve months ended December 31, 2006, of which $0.6 million related to the Big Tex acquisition. The additional increase in our fuel costs is attributable to the increase in number of transport trucks we operated for the respective periods, the rising price of diesel fuel during the comparative periods and a fire at a refinery located in western Texas that resulted in our transporting 0.7 million barrels of crude oil to alternative locations which were a greater distance from the barrels’ respective points of origination than the refinery that normally receives those barrels. The Throughput Agreement provides for a fuel surcharge, recorded in revenue, which offsets increases in fuel expenses related to either rising diesel prices or force majeure events such as the refinery fire that impacted our operations during the twelve months ended December 31, 2007.

Compensation expense increased by $3.7 million to $22.9 million for the twelve months ended December 31, 2007 compared to $19.2 million for the twelve months ended December 31, 2006, of which $2.8 million related to the Big Tex acquisition. The remaining increase is attributable to the growth in our gathering and transportation segment. As a result of the growth in our property and equipment during this period, our insurance premiums increased by $0.5 million to $1.7 million for the twelve months ended December 31, 2007 compared to $1.2 million for the twelve months ended December 31, 2006. Furthermore, as a result of our increase in operating leases during this period, including the acquisition of Big Tex, our vehicle rent expense increased by $1.1 million to $1.5 million for the twelve months ended December 31, 2007 compared to $0.4 million for the twelve months ended December 31, 2006. Lastly, our third party transportation costs increased by $0.5 million to $0.7 million for the twelve months ended December 31, 2007 compared to $0.2 million for the twelve months ended December 31, 2006 primarily as a result of a our utilization of third party transportation services to meet customer demand.

General and administrative expenses. General and administrative expenses increased by $2.5 million, or 23%, to $13.6 million for the twelve months ended December 31, 2007 compared to $11.1 million for the twelve months ended December 31, 2006. The increase was primarily the result of growth in our business, and was comprised of a $1.5 million increase in compensation expenses (including $1.2 million recognized during 2007 under our long-term incentive plan, which did not exist in 2006) and a $1.4 million increase in outside professional service costs attributed to our operating as a public company. This was partially offset by a $0.3 million decrease in travel and meeting expenses.

Interest expense. Interest expense represents interest on capital lease obligations and long-term borrowings under our revolving credit facility. Interest expense increased by $4.6 million to $6.6 million for the twelve months ended December 31, 2007 compared to $2.0 million for the twelve months ended December 31, 2006. The increase was due to an increase in the average long-term borrowings during the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006, which accounted for approximately $2.4 million of the total increase in interest expense, and is a reflection of borrowings under our new revolving credit facility. In addition, during the third quarter of 2007, we entered into two interest rate swap agreements, the fair value accounting for which resulted in $2.2 million in interest expense for the twelve months ended December 31, 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Service revenues. Service revenues were $28.8 million for the year ended December 31, 2006 compared to $20.4 million for the year ended December 31, 2005, an increase of $8.4 million, or 41%. Service revenues include revenues from terminalling and storage services and gathering and transportation services. Terminalling and storage revenues increased by $5.1 million to $9.1 million for the year ended December 31, 2006 compared to $4.0 million for the year ended December 31, 2005, primarily due to favorable market conditions whereby crude oil was in significant contango (current market prices are less than future prices) during 2006 thus increasing demand for storage services. This increase in terminalling and storage revenue was further impacted by a 0.9 million barrel increase in our crude oil storage capacity during the same period.

Our gathering and transportation services revenue increased by $3.4 million to $19.8 million for the year ended December 31, 2006 compared to $16.4 million for the year ended December 31, 2005. This increase was primarily due to the acquisition of Big Tex on June 30, 2006, which resulted in an increase in gathering and transportation revenues of $2.0 million for the year ended December 31, 2006. This increase was partially offset by a decrease in other gathering and transportation revenues of $0.4 million. Our gathering and transportation services revenue also includes revenues from producer field services. Producer field service revenue increased by $1.3 million to $12.1 million for the year ended December 31, 2006 compared to $10.8 million for the year ended December 31, 2005.

Operating expenses. Operating expenses increased by $13.1 million, or 34%, to $51.6 million for the year ended December 31, 2006 compared to $38.5 million for the year ended December 31, 2005. Terminalling and storage operating expenses increased by $1.1 million to $4.5 million for the year ended December 31, 2006 compared to $3.4 million for the year ended December 31, 2005. Our gathering and transportation operating expenses increased by $12.0 million to $47.1 million for the year ended December 31, 2006 compared to $35.1 million for the year ended December 31, 2005. Approximately $5.9 million of this increase in operating expenses was due to our acquisition of Big Tex on June 30, 2006 and rising fuel costs associated with our transportation operations. Additionally, exclusive of the impact of the Big Tex acquisition, compensation expense increased by $2.5 million during this period. Depreciation and amortization expense increased by $2.0 million to $8.6 million for the year ended December 31, 2006 compared to $6.6 million for the year ended December 31, 2005, primarily as a result of capital expenditures in our terminalling and storage segment and as a result of our acquisition of Big Tex. Furthermore, as a result of the growth in our property and equipment during this period, repair and maintenance expense increased by $0.9 million and insurance premiums increased by $0.9 million.

General and administrative expenses. General and administrative expenses increased by $4.8 million, or 76%, to $11.1 million for the year ended December 31, 2006 compared to $6.3 million for the year ended December 31, 2005. The increase was primarily the result of the growth in our business and was comprised of a $2.2 million increase in discretionary incentive compensation, a $1.3 million increase in costs allocated to us from our Parent, and a $1.2 million increase comprised of travel expense, legal expense, insurance premiums and rent expense for our facilities.

Interest expense. Interest expense represents interest on capital lease obligations and debt payable to our Parent. Interest expense was $2.0 million for the year ended December 31, 2006 compared to $2.6 million for the year ended December 31, 2005, a decrease of $0.6 million, or 23%. This decrease was the result of capitalized interest, which increased by $0.7 million to $1.1 million in 2006 as a result of an increase in the amount of assets under construction.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of the Partnership’s operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash generated from operations and borrowings under our credit facility are the primary sources of our liquidity. Historically, our predecessor’s sources of liquidity included cash generated from operations and funding from our Parent. The following table summarizes the Partnership’s and uses of cash for the years ended December 31, 2005, 2006 and 2007.

	Year Ended December 31,
	2005	2006	2007
	(in millions)
Net cash used in operating activities	$(18.8)	$(25.8)	$(0.6)
Net cash used in investing activities	(14.9)	(41.3)	(20.0)
Net cash provided by financing activities	33.7	67.1	21.0

Operating Activities Net cash used in operating activities was $0.6 million for the twelve months ended December 31, 2007 as compared to $25.8 million for the twelve months ended December 31, 2006. This decrease in net cash used in operating activities is primarily due to a $22.9 million decrease in our net loss for the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006. In addition, our cash used in operating activities decreased due to a $0.9 million increase in depreciation and amortization, an increase in our unrealized loss related to derivative instruments of $2.2 million, and an increase in equity-based incentive compensation expense of $1.2 million. The impact of the above increases was partially offset by an increase of $1.8 million in cash used related to changes in working capital. Net cash used in operating activities increased $7.0 million, or 37%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily as a result of the $8.9 million increase in our net loss for the year ended December 31, 2006 compared to the year ended December 31, 2005. Our future results of operations, including cash flow from operations, may not be comparable to the historical results of operations of our predecessor because the Crude Oil Business has historically been a part of the integrated operations of our Parent, and neither our Parent nor our predecessor recorded revenues associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis.

Investing Activities Net cash used in investing activities was $20.0 million for the twelve months ended December 31, 2007 as compared to $41.3 million for the twelve months ended December 31, 2006. This decrease was attributable to a reduction in capital expenditures primarily resulting from the timing of construction projects in our terminalling and storage segment. Capital expenditures for the years ended December 31, 2007, 2006 and 2005 were $20.4 million, $41.5 million, and $15.0 million, respectively, consisting of both our acquisition of Big Tex on June 30, 2006 and expenditures for the construction of additional crude oil storage capacity during these periods. We added 0.4 million additional barrels of crude oil storage capacity in the year ended December 31, 2007, and 2.3 million and 1.2 million additional barrels of crude oil storage capacity in the years ended December 31, 2006 and 2005, respectively.

Financing Activities. Net cash provided by financing activities was $21.0 million for the twelve months ended December 31, 2007 as compared to $67.1 million for the twelve months ended December 31, 2006. This decrease was attributable to a reduction in capital expenditures primarily resulting from the timing of construction projects in our terminalling and storage segment. Net cash provided by financing activities is primarily comprised of capital contributions of $39.3 million, $69.2 million and $35.6 million received by us from our Parent for the years ended December 31, 2007, 2006 and 2005, respectively. The capital contributions served to fund our working capital needs and both maintenance and expansion capital expenditure projects that are reflected in net cash used in investing activities prior to our initial public offering in July 2007. Other significant items included in cash provided by financing activities for the year ended December 31, 2007 are net borrowings under our credit facility of $89.6 million, our Parent’s forgiveness of our predecessor’s $31.2 million note payable to our Parent and cash distributions of $143.2 million, which includes an initial cash distribution to SemGroup Holdings of $136.5 million made in connection with our initial public offering.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At December 31, 2007, we had approximately $160.4 million of availability under our revolving credit facility. Our working capital increased by approximately $2.7 million in 2007 compared to 2006. We believe that cash generated from these sources will continue to be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and quarterly cash distributions. Usage of our revolving credit facility is subject to ongoing compliance with covenants. We believe we are currently in compliance with all covenants.

Capital Requirements. Our Crude Oil Business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements consist of, the following:

•

maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows further extending the useful lives of the assets; and

•

expansion capital expenditures, which are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our credit facility, the issuance of additional partnership units and debt offerings.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. We distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures). However, we expect that we will continue to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in our partnership agreement or in the terms of our credit facility on our ability to issue additional units, including units ranking senior to the common units.

Description of Credit Facility. In July 2007 we entered into a $250.0 million five-year credit facility with a syndicate of financial institutions. In connection with our acquisition of the asphalt assets, we amended this credit facility to increase the total amount we may borrow to $600 million. Our amended credit facility includes a revolving credit facility and a term loan facility and will mature on July 20, 2012.

The credit facility is available for general partnership purposes, including working capital, capital expenditures, distributions and repayment of indebtedness that is assumed in connection with acquisitions. As of March 5, 2008, we had $304.2 million in outstanding borrowings under our credit facility (including $54.2 million under our revolving credit facility and $250.0 million under our term loan facility) and, as a result, we have approximately $295.8 million of remaining borrowing capacity under the credit facility.

Our obligations under the credit facility are secured at all times by substantially all of our assets and all of the assets of our restricted subsidiaries. We may prepay all advances at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of LIBOR borrowings. Indebtedness under the credit facility will bear interest, at our option, at either (1) the higher of the administrative agent’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin that ranges from 0.50% to 1.75%, depending on our total leverage ratio and senior secured leverage ratio, or (2) LIBOR plus an applicable margin that ranges from 1.50% to 2.75%, depending upon our total leverage ratio and senior secured leverage ratio.

The credit agreement prohibits us from making distributions of available cash to unitholders if any default or event of default (as defined in the credit agreement) exists. The credit agreement requires us to maintain a leverage ratio (the ratio of our consolidated funded indebtedness to our consolidated adjusted EBITDA, in each case as is defined in the credit agreement) of not more than 5.00 to 1.00 and, on a temporary basis, from the date of the consummation of certain acquisitions until the last day of the third consecutive fiscal quarter following such acquisitions, not more than 5.50 to 1.00; provided, that after an issuance of senior unsecured notes, the leverage ratio limitation is modified by a requirement that we maintain a senior secured leverage ratio of not more than 4.00 to 1.00 and a total leverage ratio of not more than 5.50 to 1.00, subject to temporary increases of the senior secured leverage ratio to not more than 4.50 to 1.00 and the total leverage ratio of not more than 6.00 to 1.00 following the consummation of certain acquisitions as described above. As of December 31, 2007, our leverage ratio was 1.79 to

1.00. The credit agreement also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as is defined in the credit agreement) of not less than 2.75 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. As of December 31, 2007, our interest rate coverage ratio was 6.87 to 1.00.

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

Contractual Obligations. In addition to the credit facility described above, we have entered into the Omnibus Agreement with our Parent pursuant to which our Parent provides all employees and support services necessary to run our business. The services include, without limitation, operations, marketing, maintenance and repair, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. As of December 31, 2007, we were obligated to pay our general partner and our Parent a fixed administrative fee, in the amount of $5.0 million per year, for the provision by our general partner and our Parent of various general and administrative services pursuant to the Omnibus Agreement. We amended the Omnibus Agreement in connection with the acquisition of our asphalt assets to increase this fixed administrative fee to $7.0 million.

A summary of our contractual cash obligations over the next several fiscal years, as of December 31, 2007, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(dollars in millions)
Omnibus Agreement obligations(1)	$12.8	$5.0	$7.8	$—	$—
Debt obligations(2)	89.6	—	—	89.6	—
Capital lease obligations	2.6	1.4	1.2	—	—
Operating lease obligations	8.6	2.3	5.8	0.5	—

(1)	In connection with our February 20, 2008 acquisition of our asphalt assets, we entered into the Amended Omnibus Agreement under which we pay our general partner and our Parent $7.0 million per year through 2012. For a description of this agreement, please see “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Agreements Relating to our Acquisition of the Asphalt Assets — Amended Omnibus Agreement.”
(2)	Represents required future principal repayments of borrowings under our revolving credit facility. All amounts outstanding under the revolving credit facility mature in July 2012.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. We make significant estimates including: (1) allowance for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated cash flows and fair values inherent in impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”); (4) estimated fair value of assets and liabilities acquired and identification of associated intangible assets; (5) accruals related to revenues and expenses; and (6) liability and contingency accruals. Although we believe these estimates are reasonable, actual results could differ from these estimates.

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

Asset Group	Estimated Useful Lives (Years)
Pipelines and facilities	15-25
Storage and terminal facilities	10-25
Transportation equipment, injection stations	5-10
Office property and equipment and other	3-20

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

Allocation Methodologies Used to Derive Our Predecessor Financial Statements on a Carve-out Basis. Our predecessor employed various allocation methodologies to separate certain general and administrative expenses incurred by our Parent and recorded in its financial statements presented herein. Our Parent provided to our predecessor centralized corporate functions such as legal, accounting, treasury, insurance administration risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. The allocation methodologies vary based on the nature of the charge and include, among other things, employee headcount, compensation expense, net revenues and square footage. Our predecessor’s management believes that the allocation methodologies used to allocate indirect costs to it are reasonable. If certain general and administrative expenses were allocated using different methodologies, our predecessor’s results of operations could have significantly differed from those presented herein.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement requires assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact, if any, the adoption of this statement will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. This statement requires an entity to separately disclose non-controlling interests as a separate component of equity in the balance sheet and clearly identify on the face of the income statement net income related to non-controlling interests. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. With the adoption of this statement, we do not expect any significant impact on our financial position, results of operations or cash flows.

In September 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a tentative conclusion on Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“Issue No. 07-4”). This tentative conclusion reached by the EITF affects how a master limited partnership (“MLP”) allocates income between its general partner, which typically holds incentive distribution rights (“IDRs”) along with the general partner interest, and the limited partners. It is not uncommon for MLPs to experience timing differences between the recognition of income and partnership distributions. The amount of incentive distribution is typically calculated based on the amount of distributions paid to the MLP’s partners. The issue is whether current period earnings of an MLP should be allocated to the holders of IDRs as well as the holders of the general and limited partnership interests when applying the two-class method under FASB Statement No. 128—”Earnings per Share.”

The tentative conclusion reached by the EITF in Issue No. 07-4 is that when current period earnings are in excess of cash distributions, the undistributed earnings should be allocated to the holders of the general partner interest, the holders of the limited partner interest and incentive distribution rights holders based upon the terms of the partnership agreement. Under this model, contractual limitations on distributions to incentive distribution rights holders would be considered when determining the amount of earnings to allocate to them. That is, undistributed earnings would not be considered available cash for purposes of allocating earnings to incentive distribution rights holders. Conversely, when cash distributions are in excess of earnings, net income (or loss) should be reduced (increased) by the distributions made to the holders of the general partner interest, the holders of the limited partner interest and incentive distribution rights holders. The resulting net loss would then be allocated to the holders of the general partner interest and the holders of the limited partner interest based on their respective sharing of the losses based upon the terms of the partnership agreement.

Issue No. 07-4 is expected to be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The accounting treatment shall be effective for all financial statements presented. We are considering the impact of the adoption of Issue 07-4 on our financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The provisions of SFAS 159 will be effective for fiscal years beginning after November 15, 2007. With the adoption of this statement, we do not expect any significant impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures regarding fair value measurements. SFAS 157 does not add any new fair value measurements, but it does change current practice and is intended to increase consistency and comparability in such measurement. The provisions of SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact, if any, from the adoption of SFAS 157 in 2008 will depend on our assets and liabilities that are required to be measured at fair value at that time.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk due to variable interest rates under our credit facility. As of March 5, 2008, we had $304.2 million outstanding under our credit facility that was subject to a variable interest rate. Through the use of interest rate swap contracts, we have fixed our interest expense on $80.0 million of our borrowings through August of 2010. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on current borrowings and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate will result in increased or decreased, respectively, annual interest expenses of $2.2 million.

Item 8.	Financial Statements and Supplementary Data.

Consolidated financial statements, together with the report of PricewaterhouseCoopers LLP, are set forth on pages F-1 through F-23 of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

SemGroup Energy Partners G.P., L.L.C., our general partner, manages our operations and activities. Our general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. The directors of our general partner oversee our operations. Unitholders will not be entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our general partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse to it.

Directors and Executive Officers

All of the executive officers of our general partner listed below are employed by both our general partner and our Parent and allocate their time between managing our business and affairs and the business and affairs of our Parent. The executive officers of our general partner may face a conflict regarding the allocation of their time between our business and the other business interests of our Parent. The board of directors of our general partner causes the executive officers of our general partner to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. We also utilize a significant number of other employees of our Parent to operate our business and provide us with general and administrative services. We reimburse our Parent for allocated expenses of operational personnel who perform services for our benefit, allocated general and administrative expenses and certain direct expenses.

The following table shows information regarding the current directors and executive officers of SemGroup Energy Partners G.P., L.L.C. Directors are elected for one-year terms.

Name	Age	Position with SemGroup Energy Partners G.P., L.L.C.
Kevin L. Foxx	51	President, Chief Executive Officer and Director
Peter L. Schwiering	63	Executive Vice President—Crude Operations
Jerry A. Parsons	55	Executive Vice President—Asphalt Operations
Michael J. Brochetti	41	Chief Financial Officer and Director
Alex G. Stallings	40	Chief Accounting Officer
Thomas L. Kivisto	56	Director
Gregory C. Wallace	51	Director
W. Anderson Bishop	54	Director
Brian F. Billings	69	Director

Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

Kevin L. Foxx has more than 24 years of experience in the crude oil gathering, transportation, terminalling and storage industry. Mr. Foxx has served as President, Chief Executive Officer and a director of our general partner since February 2007. Mr. Foxx has also served as our Parent’s Chief Operating Officer and Executive Vice President and as a member of our Parent’s Management Committee since co-founding our Parent in 2000. Mr. Foxx founded and served as President of Foxx Transports, L.L.C., a domestic oil gathering and trading company based in Houston, Texas. Foxx Transports, L.L.C. was founded in 1995 and became part of our Parent in 2000. Prior to founding Foxx Transports, L.L.C., Mr. Foxx formed the transportation division of Elleron Oil Company in 1987 and later sold that division to Plains Marketing in 1992, where he served as Vice President.

Peter L. Schwiering has served as Executive Vice President—Crude Operations of our general partner since February 2007 and Vice President of Operations of SemCrude, L.P. since 2000. Prior to joining our Parent, Mr. Schwiering worked for Dynegy Pipeline as manager of pipeline and commercial business. He also served with Sun Company for 37 years in various positions. He began with Sun in its New Jersey operations as a marketing representative for petroleum products. When he left Sun in 1995, Mr. Schwiering was the company’s manager of business development—Western Region, and he was based in Oklahoma.

Jerry A. Parsons has served as Executive Vice-President—Asphalt Operations of our general partner since February 20, 2008. Mr. Parsons also serves as Vice President, Corporate Development—North America of our Parent. Before joining our Parent in June 2005, Mr. Parsons served as Vice President, Business Development for Koch Materials, Inc. (a subsidiary of Koch Industries, Inc.), where he oversaw the development of business operations supplying asphalt cement and related products to the road construction and roofing industries. Mr. Parsons joined Koch Industries, Inc. in 1974 and has over 30 years of experience in a variety of energy related businesses, including asphalt, refining, trading, crude oil and transportation. Mr. Parsons continues in his role in our Parent’s business development function in addition to managing our asphalt operations.

Michael J. Brochetti has served as Chief Financial Officer and a director of our general partner since February 2007 and our Parent’s Senior Vice President—Finance since October 2005. Prior to joining our Parent, Mr. Brochetti was employed by Bank of America, N.A. in Boston, Massachusetts, since 1992, serving in various capacities, most recently as Director—Specialized Industries where he helped lead the financial institution’s relationships with key clients in the energy industry. Prior to joining Bank of America, Mr. Brochetti was employed with Barclays Bank, PLC, in the lending group’s corporate banking division.

Alex G. Stallings has served as Chief Accounting Officer of our general partner since February 2007 and our Parent’s Chief Accounting Officer since September 2002. Prior to joining our Parent, Mr. Stallings served as Chief Accounting Officer for Staffmark, Inc., a temporary staffing company where he was responsible for the public reporting and integration of numerous acquisitions during his tenure. Mr. Stallings also previously was an audit manager for the public accounting firm of Coopers & Lybrand, working in its Tulsa, Oklahoma office.

Thomas L. Kivisto has served as a director of our general partner since May 2007 and as our Parent’s Chief Executive Officer and President since co-founding our Parent in 2000. Mr. Kivisto has over 28 years of crude oil marketing expertise. From 1993 until founding our Parent, Mr. Kivisto founded and served as President and Chief Executive Officer of Eaglwing Trading, a crude oil marketing company. Prior to Eaglwing, Mr. Kivisto was Executive Vice President of Crude Oil Marketing for Koch Industries where he oversaw the collection, purchasing and marketing of over 440,000 bpd of crude oil.

Gregory C. Wallace has served as a director of our general partner since May 2007 and as Chief Financial Officer, Vice President and Secretary of our Parent since 2000. Mr. Wallace has over 21 years of financial and energy industry experience. Prior to joining our Parent, Mr. Wallace spent five years as Chief Financial Officer of Anchor Drillings Fluids. Prior to joining Anchor, Mr. Wallace worked as Chief Financial Officer for Integrated Drilling & Exploration and as International Administrative Manager for Parker Drilling Company.

W. Anderson Bishop, CPA, was appointed as a director of our general partner on July 17, 2007. Mr. Bishop is the Executive Vice-President and principal of the SEC Institute, Inc., a private company helping public companies in the United States and abroad learn the filing requirements of the U. S. Securities and Exchange Commission. Mr. Bishop has presented training programs to over 15,000 people over the last 15 years. Prior to joining the SEC Institute, he was the Chief Financial Officer and a board member of Hallador Petroleum Company for three years. Prior to Hallador, Mr. Bishop spent 14 years with Price Waterhouse LLP (a predecessor to PricewaterhouseCoopers LLP) in their Oklahoma City and Denver offices.

Brian F. Billings was appointed as a director of our general partner on October 3, 2007. Mr. Billings served as a director of Buckeye GP LLC, the general partner of Buckeye Partners, L.P. (NYSE: BPL), from its 1986 inception and as the chairman of its audit committee since 1999 until his resignation in September 2007. In addition, he was president of Buckeye GP LLC from 1986 to 1990. During Mr. Billings’ career, he also served as executive vice president of Williams Exploration Company and as president of Williams Energy Company, both of which are subsidiaries of The Williams Companies, Inc. Mr. Billings later was president of The Penn Central Corporation’s energy group which, through Buckeye Pipe Line Company and other subsidiaries, engaged in natural gas and refined products transportation, natural gas liquids processing and marketing, oil and gas exploration, and refining operations. Mr. Billings has been a private investor since 2001.

Independence of Directors

Our general partner has five directors, two of whom (Brian F. Billings and W. Anderson Bishop) are “independent” as defined under the independence standards established by the NASDAQ Marketplace Rules. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NASDAQ rules, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. In compliance with the NASDAQ Marketplace Rules, one additional independent director will be appointed to the board of directors of our general partner within twelve months of listing. The NASDAQ Marketplace Rules do not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a nominating committee.

In addition, the members of the Audit Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the board of directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. W. Anderson Bishop is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to experience and understanding with respect to certain accounting and auditing matters. The designation does not impose any duties, obligations or liability that are greater than are generally imposed on a member of the Audit Committee and board of directors, and the designation of a director as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.

Board Meetings and Committees

From January 1, 2007 to December 31, 2007, the board of directors of our general partner held two meetings. All five directors then in office attended each of these meetings, either in person or by teleconference. Additionally, the board of directors undertook action six times during 2007 without a meeting by acting through unanimous written consent.

We have standing conflicts, audit and compensation committees of the board of directors of our general partner. The board of directors of our general partner appoints the members of the Audit, Compensation and Conflicts Committees. Each member of the Audit, Compensation and Conflicts Committees is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board of directors of our general partner. The written charter for each of these committees is available on our web site at www.sglp.com under the “Investors—Corporate Governance” section. We will also provide a copy of any of our committee charters to any of our unitholders without charge upon written request to the attention of Investor Relations at 6120 South Yale, Suite 500, Tulsa, Oklahoma 74136. The current members of the committees, the number of meetings held by each committee from January 1, 2007 to December 31, 2007 and a brief description of the functions performed by each committee are set forth below:

Conflicts Committee (one meeting). The members of the conflicts committee are Messrs. Billings (chairman) and Bishop. During 2007, each of the members of the conflicts committee attended all meetings of the committee. The primary responsibility of the conflicts committee is to review matters that the directors believe may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Audit Committee (two meetings). The members of the audit committee are Messrs. Billings and Bishop (chairman). During 2007, each of the members attended all meetings of the audit committee held during the period during which such members were directors. The primary responsibilities of the audit committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors.

Compensation Committee (no meetings). The members of the compensation committee are Messrs. Billings and Bishop (chairman). The primary responsibility of the compensation committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner as well as our long-term incentive plan. The compensation committee did not meet in 2007 as the base salaries for the executive officers of our general partner (other than Mr. Parsons who became an executive officer after December 31, 2007) were initially established prior to the organization of the compensation committee and the appointment of Messrs. Billings and Bishop as members of such committee. In addition, no discretionary bonus awards were granted to the executive officers of our general partner during 2007.

Code of Ethics and Business Conduct

Our general partner has adopted a Code of Business Conduct and Ethics applicable to all of our general partner’s employees (including any employees of our Parent who undertake actions with respect to us or on our behalf), including all officers, and including our general partner’s independent directors, who are not employees of our general partner, with regard to their activities relating to us. The Code of Business Conduct and Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. They also incorporate our expectations of our general partner’s employees (including any employees of our Parent who undertake actions with respect to us or on our behalf) that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. The Code of Business Conduct and Ethics is publicly available under the “Investors—Corporate Governance” section of our web site at www.sglp.com. The information contained on, or connected to, the our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the Securities and Exchange Commission. We will also provide a copy of the Code of Business Conduct and Ethics to any of our unitholders without charge upon written request to the attention of Investor Relations at 6120 South Yale, Suite 500, Tulsa, Oklahoma 74136. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we or our general partner grant any waiver, including any implicit waiver, from a provision of the code to any of our general partner’s executive officers and directors, we will disclose the nature of such amendment or waiver on that web site or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we have concluded that no directors, officers, beneficial owners of more than 10% of any class of the Partnership’s securities or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Reimbursement of Expenses of our General Partner

Under the Amended Omnibus Agreement, we are required to reimburse our Parent for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit. All of the expenses associated with the compensation of our named executive officers, with the exception of non-cash, equity-based compensation expense recognized in connection with our long-term incentive plan, are included in the aggregate annual administrative fee of $7.0 million that we currently pay to our general partner and our Parent pursuant to the Amended Omnibus Agreement for the provision of such general and administrative functions. Please read “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Agreements Relating to our Acquisition of the Asphalt Assets — Amended Omnibus Agreement.”

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business. Instead, SemGroup Energy Partners G.P., L.L.C., our general partner, manages our operations and activities, and its board of directors and officers make decisions on our behalf. Each of the executive officers of our general partner, including Kevin L. Foxx, Peter L. Schwiering, Michael J. Brochetti and Alex G. Stallings (collectively, the “named executive officers”), have entered into an employment agreement with our general partner. Our general partner only had four executive officers with total compensation over $100,000 for the year ended December 31, 2007. Mr. Jerry A Parsons was named an executive officer of our general partner in connection with the acquisition of our asphalt assets on February 20, 2008 and will be a named executive officer for the year ended December 31, 2008. Each of the named executive officers also are employed by and provide services to our Parent. The compensation for the named executive officers for services rendered to us is determined by the compensation committee of our general partner. All of the expenses associated with the compensation of our named executive officers for 2007, with the exception of non-cash, equity-based compensation expense recognized in connection with our long-term incentive plan, were included in the aggregate annual administrative fee of $5.0 million that we paid on a pro rata basis to our general partner and our Parent pursuant to the Omnibus Agreement for the provision of certain general and administrative functions during 2007. The aggregate annual administrative fee was increased to $7.0 million in connection with our acquisition of the asphalt assets. Please see “Item 13 — Certain Relationships and Related Party Transactions, and Director Independence — Agreements Relating to Our Acquisition of the Asphalt Assets — Amended Omnibus Agreement.” These executive compensation expenses were approximately 25.5% of this $5.0 million aggregate administrative fee on a pro rata basis for the period from the contribution of the Crude Oil Business on July 20, 2007 through December 31, 2007.

Compensation Methodology. Our general partner seeks to improve our financial and operating performance and provide a desirable return on investment to holders of our common units, while maintaining financial strength and flexibility. The compensation committee of our general partner seeks to provide a total compensation package designed to drive performance and reward contributions in support of this business strategy and to attract, motivate and retain high quality talent with the skills and competencies required by us. As part of its review, the compensation committee examines the compensation practices of our peer companies, which consist of other publicly traded master limited partnerships having a business mix comparable to ours. Currently, these peer companies include Enbridge Energy Partners, L.P., Magellan Midstream Partners, L.P., Plains All American Pipeline, L.P., Sunoco Logistics Partners L.P. and TEPPCO Partners, L.P. Changes may occur from time to time in the composition of this peer group to reflect mergers, acquisitions, initial public offerings and similar events. The compensation committee also reviews compensation data from the general midstream energy industry as it believes that the competition for executive talent is broader than just the peer companies. In addition, the compensation committee may review and, in certain cases, participate in, various relevant compensation surveys and consult with compensation consultants with respect to determining compensation for the named executive officers.

Elements of Compensation. The primary elements of our general partner’s compensation program are a combination of annual cash and long-term equity-based compensation. For 2007, the principal elements of compensation for the named executive officers were the following:

•	base salary;

•	discretionary bonus awards;

•	long-term incentive plan awards; and

•	other benefits.

Base Salary. Our general partner’s compensation committee establishes base salaries for the named executive officers based on various factors including the amounts it considers necessary to attract and retain the highest quality executives, the responsibilities of the named executive officers and market data including publicly available market data for the peer companies listed above as reported in their filings with the SEC. The compensation committee reviews the base salaries on an annual basis. As part of its review, the compensation committee may review the compensation of executives in similar positions with similar responsibility in the peer companies listed above and in companies in the midstream energy industry with which we believe we generally compete for executives. As discussed above, the base salaries of the named executive officers are included in the annual administrative fee that we pay to our general partner and our Parent pursuant to the Amended Omnibus Agreement for the provision of certain general and administrative functions for three years following our acquisition of the asphalt assets.

As indicated above, each of the named executive officers have entered into employment agreements with our general partner. The employment agreements provide for an initial annual base salary of $450,000, $250,000, $300,000 and $275,000 for Mr. Foxx, Mr. Schwiering, Mr. Brochetti and Mr. Stallings, respectively. These initial base salary amounts were determined based upon the scope of each executive’s responsibilities that are commensurate with such executive’s position as chief executive officer, executive vice president, chief financial officer or chief accounting officer, respectively, as well as the added responsibilities the executives have that are typical of executives in publicly traded partnerships, taking into account competitive market compensation paid by similar companies for comparable positions. Because our general partner did not award any discretionary bonus awards during 2007, these initial base salary amounts were determined, in part, by analyzing the total base salary and bonus compensation paid to the chief executive officer, chief financial officer, and vice presidents or the executive vice presidents, respectively, of our peer companies, including Enbridge Energy Partners, L.P., Magellan Midstream Partners, L.P., Plains All American Pipeline, L.P., Sunoco Logistics Partners L.P. and TEPPCO Partners, L.P., as reported in their filings with the SEC.

Discretionary Bonus Awards. Our general partner’s compensation committee may also award discretionary bonus awards to the named executive officers. Our general partner may use discretionary bonus awards for achieving financial and operational goals and for achieving individual performance objectives. We did not award any discretionary bonus awards during 2007 and to date our general partner has not established any quantitative or qualitative performance related factors. As discussed above, any discretionary bonus awards granted to the named executive officers are included in the annual administrative fee that we pay to our general partner and our Parent pursuant to the Amended Omnibus Agreement for the provision of certain general and administrative functions.

Long-Term Incentive Plan Awards. Our general partner has adopted a long-term incentive plan for employees, consultants and directors of our general partner and its affiliates, including our Parent, who perform services for us. Each of the named executive officers are eligible to participate in this plan. The long-term incentive plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. For a more detailed description of this plan, please see “—Long-Term Incentive Plan.”

In connection with our initial public offering, our general partner granted an aggregate of 475,000 phantom units to our directors, our executive officers and other employees of our Parent under our Long-Term Incentive Plan, including 85,000 phantom units to Mr. Foxx, 30,000 phantom units to Mr. Schwiering, 40,000 phantom units to Mr. Brochetti, 30,000 phantom units to Mr. Stallings, 85,000 phantom units to Mr. Kivisto and 85,000 phantom units to Mr. Wallace. The phantom units vest in one-quarter increments over a four year period, subject to earlier vesting on a change of control or upon a termination without cause or due to death or disability. Each grantee will receive one common unit upon vesting of the phantom unit. In addition, the phantom units have distribution equivalent rights for each fiscal quarter in which our EBITDA less cash interest expense less maintenance capital expenditures equals or exceeds $9.5 million. If such test is met for any consecutive four-quarter period, then the phantom units will have distribution equivalent rights until the phantom units vest or are forfeited. See “—Long-Term Incentive Plan.”

Other Benefits. The employment agreements entered into by each of the named executive officers with our general partner provide that the named executive officer is eligible to participate in any employee benefit plans maintained by our general partner. Currently, our general partner does not maintain any benefit plans other than the long-term incentive plan described above. In addition, the employment agreements provide that each named executive officer is entitled to reimbursement for out-of-pocket expenses incurred while performing his duties under the employment agreement. As discussed above, the compensation expense for any benefits granted to the named executive officers, other than non-cash, equity-based compensation expense recognized in connection with our long-term incentive plan, is included in the annual administrative fee that we pay to our general partner and our Parent pursuant to the Amended Omnibus Agreement for the provision of certain general and administrative functions.

Compensation Mix. Our general partner’s compensation committee determines the mix of compensation, both among short and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the named executive officers. We believe that the mix of base salary, bonus awards, awards under the long-term incentive plan and the other benefits that are available to the named executive officers under their employment agreements fit the overall compensation objectives of our general partner and us. We believe this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies required by us.

Role of Executive Officers in Executive Compensation. Our general partner’s compensation committee determines the compensation of the named executive officers. Our chief executive officer, Mr. Foxx, provides periodic recommendations to the compensation committee regarding the compensation of other named executive officers. In addition, the employment agreements entered into by the named executive officers were approved by the management committee of our Parent’s general partner pursuant to its limited liability company agreement. Mr. Foxx serves on this management committee, but did not participate in the approval of his employment agreement.

Employment Agreements. As indicated above, each of the named executive officers entered into an employment agreement with our general partner. All of these agreements are substantially similar except for the amounts of compensation paid to the respective named executive officer. Each of the employment agreements has a term of two years that will automatically be extended for one year periods unless either party gives 90 days advance notice.

The employment agreements provide for the initial annual base salaries described above. In addition, each of the named executive officers is eligible for discretionary bonus awards and long-term incentives which may be made from time to time in the sole discretion of the board of directors of our general partner. The employment agreements also provide that the named executive officers are eligible to participate in any employee benefit plans maintained by our general partner and are entitled to reimbursement for certain out-of-pocket expenses.

Pursuant to the employment agreements, each of the named executive officers agree not to disclose any confidential information obtained by him while employed under the agreement. In addition, each employment agreement contains payment obligations that may be triggered by a termination after a Change of Control.

Potential Payments Upon Change of Control or Termination.

Employment Agreements. Under the employment agreements entered into with our named executive officers, our general partner may be required to pay certain amounts upon a Change of Control of us or our general partner or upon the termination of the executive officer in certain circumstances. These termination payments were set by comparing similar payments made by the peer companies listed above and other companies in the midstream energy industry with which we believe we generally compete for executives. Except in the event of termination for Cause, termination by the named executive officer other than for Good Reason, or termination after the expiration of the term of the employment agreement, the employment agreements provide for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to twelve months of base salary and continued participation in our general partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination. Upon such an event, Mr. Foxx, Mr. Schwiering, Mr. Brochetti and Mr. Stallings would be entitled to lump sum payments of $450,000, $250,000, $300,000 and $275,000, respectively, in addition to continued participation in our general partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.

If within one year after a Change of Control occurs the named executive officer is terminated by our general partner without Cause or the named executive officer terminates the agreement for Good Reason, he will be entitled to payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to 24 months of base salary and continued participation in our general partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination. Upon such an event, Mr. Foxx, Mr. Schwiering, Mr. Brochetti and Mr. Stallings would be entitled to lump sum payments of $900,000, $500,000, $600,000 and $550,000, respectively, in addition to continued participation in our general partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.

For purposes of each named executive officer’s employment agreement:

“Cause” means (i) conviction of the named executive officer by a court of competent jurisdiction of any felony or a crime involving moral turpitude; (ii) the named executive officer’s willful and intentional failure or willful intentional refusal to follow reasonable and lawful instructions of the board of directors of our general partner; (iii) the named executive officer’s material breach or default in the performance of his obligations under the employment agreement; or (iv) the named executive officer’s act of misappropriation, embezzlement, intentional fraud or similar conduct involving our general partner.

“Good Reason” means (i) a material reduction in the named executive officer’s base salary; (ii) a material diminution of the named executive officer’s duties, authority or responsibilities as in effect immediately prior to such diminution; or (iii) the relocation of the named executive officer’s principal work location to a location more than 50 miles from its current location.

“Change of Control” means any of the following events: (i) any person or group other than our Parent and its affiliates, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in us or our general partner; (ii) our limited partners approve, in one or a series of transactions, a plan of complete liquidation of us; (iii) the sale or other disposition by either our general partner or us of all or substantially all of the assets of our general partner or us in one or more transactions to any person other than our general partner and its affiliates; or (iv) a transaction resulting in a person other than our general partner or an affiliate of our general partner being the general partner of the partnership.

Long-Term Incentive Plan

General. Our general partner has adopted a Long-Term Incentive Plan, or the Plan, for employees, consultants and directors of our general partner and its affiliates, including our Parent, who perform services for us. The summary of the Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the Plan. The Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. Subject to adjustment for certain events, an aggregate of 1,250,000 common units may be delivered pursuant to awards under the Plan. Units that are cancelled, forfeited or are withheld to satisfy our general partner’s tax withholding obligations are available for delivery pursuant to other awards. The Plan is administered by the compensation committee of our general partner’s board of directors. The Plan has been designed to furnish additional compensation to employees, consultants and directors and to align their economic interests with those of common unitholders.

Unit Awards. The compensation committee may grant unit awards to eligible individuals under the Plan. A unit award is an award of common units that are fully vested upon grant and not subject to forfeiture.

Restricted Units and Phantom Units. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equal to the fair market value of a common unit. The compensation committee may make grants of restricted units and phantom units under the Plan to eligible individuals containing such terms, consistent with the Plan, as the compensation committee may determine, including the period over which restricted units and phantom units granted will vest. The compensation committee may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the restricted and phantom units will vest automatically upon a change of control (as defined in the Plan) of us or our general partner, subject to any contrary provisions in the award agreement.

If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the award agreement or the compensation committee provides otherwise.

Distributions made by us with respect to awards of restricted units may, in the compensation committee’s discretion, be subject to the same vesting requirements as the restricted units. The compensation committee, in its discretion, may also grant tandem distribution equivalent rights with respect to phantom units.

We intend for restricted units and phantom units granted under the Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, participants will not pay any consideration for the common units they receive with respect to these types of awards, and neither we nor our general partner will receive remuneration for the units delivered with respect to these awards.

Unit Options and Unit Appreciation Rights. The Plan also permits the grant of options covering common units and unit appreciation rights. Unit options represent the right to purchase a number of common units at a specified exercise price. Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units as determined by the compensation committee. Unit options and unit appreciation rights may be granted to such eligible individuals and with such terms as the compensation committee may determine, consistent with the Plan; however, a unit option or unit appreciation right must have an exercise price equal to the fair market value of a common unit on the date of grant.

Distribution Equivalent Rights. Distribution equivalent rights, or DERs, are rights to receive all or a portion of the distributions otherwise payable on units during a specified time. DERs may be granted alone or in combination with another award.

By giving participants the benefit of distributions paid to unitholders generally, grants of DERs provide an incentive for participants to operate our business in a manner that allows our partnership to provide increasing partnership distributions. Typically, DERs will be granted in tandem with a phantom unit, so that the amount of the participant’s compensation is tied to both the market value of our units and the distributions that unitholders receive while the award is outstanding. We believe this aligns the participant’s incentives directly to the measures that drive returns for our unitholders.

Substitute Awards. The compensation committee, in its discretion, may grant substitute or replacement awards to eligible individuals who, in connection with an acquisition made by us, our general partner or an affiliate, have forfeited an equity-based award in their former employer. A substitute award that is an option may have an exercise price less than the value of a common unit on the date of grant of the award.

Source of Common Units; Cost. Common units to be delivered with respect to awards may be common units acquired by our general partner on the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. With respect to unit options, our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring these common units and the proceeds received from an optionee at the time of exercise. Thus, we will bear the cost of the unit options. If we issue new common units with respect to these awards, the total number of common units outstanding will increase, and our general partner will remit the proceeds it receives from a participant, if any, upon exercise of an award to us. With respect to any awards settled in cash, our general partner will be entitled to reimbursement by us for the amount of the cash settlement.

Amendment or Termination of Long-Term Incentive Plan. Our general partner’s board of directors, in its discretion, may terminate the Plan at any time with respect to the common units for which a grant has not theretofore been made. The Plan will automatically terminate on the earlier of the 10th anniversary of the date it was initially approved by our unitholders or when common units are no longer available for delivery pursuant to awards under the Plan. Our general partner’s board of directors will also have the right to alter or amend the Plan or any part of it from time to time and the compensation committee may amend any award; provided, however, that no change in any outstanding award may be made that would materially impair the rights of the participant without the consent of the affected participant.

Compensation Committee Report

The Compensation Committee of the general partner of SemGroup Energy Partners, L.P. has reviewed and discussed the Compensation Discussion and Analysis section of this report required by Item 402(b) of Regulation S-K with management of the general partner of SemGroup Energy Partners, L.P. and, based on that review and discussion, has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

W. Anderson Bishop, Committee Chair

Brian F. Billings

Summary Compensation Table

The following table summarizes the compensation of our named executive officers for the period from July 20, 2007 through December 31, 2007. Amounts presented for the salaries of our named executive officers are included in the annual administrative fee that we pay to our general partner and our Parent pursuant to the Amended Omnibus Agreement for the provision of certain general and administrative functions. Amounts presented as stock awards for our named executive officers are not included in such fee.

Name and Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Kevin L. Foxx President and Chief Executive Officer	2007	202,050	—	210,715	—	—	—	412,765
Peter L. Schwiering Executive Vice President—Crude Operations	2007	112,250	—	74,370	—	—	—	186,620
Michael J. Brochetti Chief Financial Officer	2007	134,700	—	99,160	—	—	—	233,860
Alex G. Stallings Chief Accounting Officer	2007	123,475	—	74,370	—	—	—	197,845

(1)	This table does not contain the compensation information for Mr. Parsons who became an executive officer of our general partner in connection with the acquisition of our asphalt assets in February 2008. Mr. Parsons has entered into an employment agreement that provides for an initial annual base salary of $250,000.
(2)	Dollar amounts represent the compensation expense recognized in 2007 with respect to outstanding phantom unit grants under our general partner’s Long-Term Incentive Plan. See Note 13 to our Consolidated Financial Statements.
(3)	The employment agreements that we have entered into with each of our named executive officers do not provide for any perquisites or other compensation to be granted or paid to such named executive officers by us.

Grants of Plan-Based Awards Table

The following tables provide information concerning each grant of an award made to a named executive officer during 2007, including, but not limited to, awards made under our general partner’s Long-Term Incentive Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)(1)	All Other Unit Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit and Option Awards ($)(2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Kevin L. Foxx	July 17, 2007	—	—	—	—	—	—	85,000	—	—	1,870,000
Peter L. Schwiering	July 17, 2007	—	—	—	—	—	—	30,000	—	—	660,000
Michael J. Brochetti	July 17, 2007	—	—	—	—	—	—	40,000	—	—	880,000
Alex G. Stallings	July 17, 2007	—	—	—	—	—	—	30,000	—	—	660,000

(1)	These amounts represent grants of phantom units under our general partner’s Long-Term Incentive Plan. See Note 13 to our Consolidated Financial Statements. These phantom units will vest 25%, 25%, 25% and 25% upon continued employment through July 2008, July 2009, July 2010 and July 2011, respectively. DERs associated with these phantom units became payable at the time the awards were granted and continue through the vesting period unless otherwise forfeited.
(2)	The grant date fair value of these awards is computed in accordance with SFAS 123(R).

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information concerning all outstanding equity awards made to a named executive officer as of December 31, 2007, including, but not limited to, awards made under our general partner’s Long-Term Incentive Plan.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(1)
Kevin L. Foxx	—	—	—	—	—	—	—	85,000	(2)	2,450,550
Peter L. Schwiering	—	—	—	—	—	—	—	30,000	(2)	864,900
Michael J. Brochetti	—	—	—	—	—	—	—	40,000	(2)	1,153,200
Alex G. Stallings	—	—	—	—	—	—	—	30,000	(2)	864,900

(1)	Market value of awards reported in this column is calculated by multiplying the closing market price ($28.83) of the Partnership’s common units at December 31, 2007 (the last trading day of the fiscal year) by the number of units. Approximately one-tenth of the value reflected in this column is also reflected in the Summary Compensation Table.
(2)	These phantom units will vest 25%, 25%, 25% and 25% upon continued employment through July 2008, July 2009, July 2010 and July 2011, respectively. DERs associated with these phantom units become payable in each fiscal quarter in which our EBITDA less cash interest expense less maintenance capital expenditures equals or exceeds $9.5 million. If such test is met for any consecutive four-quarter period, then the phantom units will have DERs until the phantom units vest or are forfeited.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas L. Kivisto	—	210,715	(1)	—	—	—	—	210,715
Gregory C. Wallace	—	210,715	(1)	—	—	—	—	210,715
W. Anderson Bishop	63,000	16,977	(2)	—	—	—	—	79,977
Brian F. Billings	68,000	11,189	(2)	—	—	—	—	79,189

(1)	These amounts represent the grant date fair value of phantom units awarded under our general partner’s Long-Term Incentive Plan. The grant date fair value of these awards is computed in accordance with SFAS 123(R). See Note 13 to our Consolidated Financial Statements. These phantom units will vest 25%, 25%, 25% and 25% upon continued employment through July 2008, July 2009, July 2010 and July 2011, respectively. DERs associated with these phantom units became payable in each fiscal quarter in which our EBITDA less cash interest expense less maintenance capital expenditures equals or exceeds $9.5 million. If such test is met for any consecutive four-quarter period, then the phantom units will have DERs until the phantom units vest or are forfeited.
(2)	These amounts represent the grant date fair value of restricted units awarded under our general partner’s Long-Term Incentive Plan. The grant date fair value of these awards is computed in accordance with SFAS 123(R). See Note 13 to our Consolidated Financial Statements. These restricted units will vest in equal one third increments upon continued service as a director through July 2008, July 2009 and July 2010, respectively. DERs associated with these restricted units became payable at the time the awards were granted and continue through the vesting period unless otherwise forfeited.

Officers or employees of our Parent or our general partner or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors who are not officers or employees of our Parent, our general partner or their affiliates receive compensation for attending meetings of the board of directors and committees thereof. Such directors receive (a) $50,000 per year as an annual retainer fee; (b) $5,000 per year for each committee of the board of directors on which such director serves, except that the chairperson of the audit committee receives $10,000 per year; (c) $1,500 for each meeting of the board of directors that such director attends; (d) 5,000 restricted common units upon becoming a director, vesting in one-third increments over a three-year period; (e) 1,000 restricted common units on each anniversary of becoming a director, vesting in one-third increments over a three-year period; (f) reimbursement for out-of-pocket expenses associated with attending meetings of the board of directors or committees; and (g) director and officer liability insurance coverage. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended 2007, the Compensation Committee of our general partner was composed of W. Anderson Bishop and Brian F. Billings. No member of the Compensation Committee was an officer or employee of our general partner. As described above, each of Messrs. Foxx, Schwiering, Brochetti and Stallings entered into an employment agreement with us during 2007. The base salary amounts payable to such individuals under these agreements were initially determined by the board of directors of our general partner prior to the organization of the conflicts committee and the appointment of Messrs. Billings and Bishop, both of whom are independent directors, as members of such committee. The compensation committee subsequently ratified these employment agreements including the base salary amounts. Messrs. Foxx and Brochetti served on the board of directors of our general partner when these employment agreements were initially approved, but they did not participate in the approval of their respective employment agreements. In addition, these employment agreements were required to be approved by the management committee of our Parent’s general partner pursuant to its limited liability company agreement. Mr. Foxx serves on this management committee, but did not participate in the approval of his employment agreement. This management committee also makes compensation decisions related to services performed for our Parent, which is a private entity, by Messrs. Foxx, Brochetti, Kivisto and Wallace, each of which serves as a member of the board of directors of our general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of March 5, 2008 held by:

•	each person who beneficially owns 5% or more of our outstanding units;

•	all of the directors of our general partner;

•	each named executive officer of our general partner; and

•	all directors and officers of our general partner as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Percentage of total common and subordinated units beneficially owned is based on 21,275,000 common units and 12,570,504 subordinated units outstanding as of March 5, 2008.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
SemGroup Holdings, L.P.(2)	—	*	12,570,504	100%	37.1%
Kevin L. Foxx(3)(4)	200,000	*	—	*	*
Peter L. Schwiering(4)	70,000	*	—	*	*
Jerry A. Parsons	1,300	*	—	*	*
Michael J. Brochetti(4)	90,000	*	—	*	*
Alex G. Stallings(4)	70,000	*	—	*	*
Thomas L. Kivisto(4)(5)	213,250	1.0%	—	*	*
Gregory C. Wallace(4)(6)	210,000	*	—	*	*
W. Anderson Bishop	5,000	*	—	*	*
Brian F. Billings	8,500	*	—	*	*
Swank Capital, LLC(7)	1,899,995	8.9%	—	*	5.6%
All named executive officers and directors as a group (9 persons)	868,500	4.1%	—	*	2.6%

*	Less than 1%
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is Two Warren Place, 6120 South Yale Avenue, Suite 500, Tulsa, Oklahoma 74136.
(2)	SemGroup, L.P. is the ultimate parent company of SemGroup Holdings, L.P. and may, therefore, be deemed to beneficially own the units held by SemGroup Holdings, L.P. Ritchie and Carlyle/Riverstone have 25.2% and 29.3% ownership interests, respectively, in SemGroup, L.P. Ritchie Opportunistic Trading, Ltd. may be deemed to beneficially own the units held by SemGroup, L.P. as a result of the 25.2% interest in SemGroup, L.P. held by its subsidiaries, SGLP Holdings, Ltd., SGLP US Holdings, L.L.C. and Ritchie SG Holdings, L.L.C. Each of Ritchie Capital Management, Ltd. and Ritchie Capital Management, L.L.C., as the investment manager and sub-adviser, respectively, to Ritchie Opportunistic Trading, Ltd., has voting power and investment control over these securities. A.R. Thane Ritchie controls Ritchie Capital Management, Ltd. and Ritchie Capital Management, L.L.C. Each of Ritchie Capital Management, Ltd., Ritchie Capital Management, L.L.C. and Mr. Ritchie disclaims beneficial ownership of the securities in SemGroup, L.P. held by SGLP Holdings, Ltd., SGLP US Holdings, L.L.C. and Ritchie SG Holdings, L.L.C. Each of Ritchie Opportunistic Trading, Ltd., Ritchie Capital Management, Ltd., Ritchie Capital Management, L.L.C. and Mr. Ritchie disclaims beneficial ownership of the securities in SemGroup Energy Partners, L.P. held by SemGroup, L.P. The address of Ritchie Opportunistic Trading, Ltd. is c/o Ritchie Capital Management, L.L.C., 2100 Enterprise Avenue, Geneva, Illinois 60134. Carlyle/Riverstone’s interest in SemGroup, L.P. is owned by C/R SemGroup Investment Partnership, L.P. and C/R Energy Coinvestment II, L.P. Entities owning the equity interests of C/R SemGroup Investment Partnership, L.P. and C/R Energy Coinvestment II, L.P. include investment partnerships affiliated with Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”). The Carlyle/Riverstone partnerships are associated with Riverstone Holdings, LLC (“Riverstone”) and The Carlyle Group (“Carlyle”). Riverstone is based in New York, New York and was organized in May 2000 specifically for the purpose of originating private equity investments in the energy and power industry. Carlyle is a global private equity firm, based in Washington, D.C., that originates, structures and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and build-ups, and growth capital financings. The address of C/R SemGroup Investment Partnership, L.P., C/R Energy Coinvestment II, L.P. and Riverstone is 712 Fifth Avenue, 51st Floor, New York, NY 10019. Each of C/R SemGroup Investment Partnership, L.P., C/R Energy Coinvestment II, L.P., Riverstone, Carlyle and their controlling affiliates disclaim beneficial ownership of the securities owned by SemGroup, L.P.
(3)	Mr. Foxx may be deemed to be the beneficial owner of 20,000 common units held by his wife and 10,000 common units held by his daughter.
(4)	The following beneficial owners have pledged units as security to third parties for loans made by such third parties: Mr. Foxx has pledged 105,000 units; Mr. Schwiering has pledged 70,000 units; Mr. Brochetti has pledged 90,000 units; Mr. Stallings has pledged 70,000 units; Mr. Kivisto has pledged 125,000 units and Mr. Wallace has pledged 85,000 units.

(5)	Mr. Kivisto owns a 3.07% ownership interest in SemGroup, L.P. In addition, Eaglwing, LLC and the Thomas L. Kivisto Trust dated June 5, 1996 have 3.84% and 13.24% ownership interests, respectively, in SemGroup, L.P. Thomas L. Kivisto, SemGroup L.P.’s President and Chief Executive Officer, owns a portion of the membership interests in Eaglwing, LLC and is the trustee of the Thomas L. Kivisto Trust dated June 5, 1996. Mr. Kivisto disclaims beneficial ownership of the securities owned by SemGroup, L.P. Mr. Kivisto may be deemed to be the beneficial owner of 750 common units held by his wife and 2,500 common units held by a trust for which Mr. Kivisto serves as custodian.
(6)	Mr. Wallace may be deemed to be the beneficial owner of 20,000 common units held by his wife, 10,000 common units held by his daughter and 10,000 common units held by his son.
(7)	Based on a Schedule 13G, dated February 14, 2008, filed by Swank Capital, LLC with the United States Securities and Exchange Commission. The filing is made jointly with Swank Energy Income Advisors, LP and Jerry V. Swank. The filers report that they have shared voting power with respect to the 1,899,995 common units and that their address is 3300 Oak Lawn Avenue, Suite 650, Dallas, TX 75219.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information (1)

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	N/A	N/A
Equity compensation plans not approved by security holders	485,000	$0	765,000
Total	485,000	$0	765,000

(1)	Our general partner has adopted and maintains a long-term incentive plan for employees, consultants and directors of our general partner and its affiliates, including our Parent, who perform services for us. In connection with our initial public offering, our general partner granted an aggregate of 475,000 phantom units and 10,000 restricted units to our directors, our executive officers and other employees of our Parent under the long-term incentive plan, including phantom unit grants to Messrs. Foxx, Schwiering, Brochetti, Stallings, Kivisto and Wallace in the amount of 85,000, 30,000, 40,000, 30,000, 85,000 and 85,000, respectively, and including restricted unit grants to Messrs. Bishop and Billings in the amount of 5,000 and 5,000, respectively. Excluding phantom unit grants, the responses are as follows: (a) 10,000, (b) $0 and (c) 1,240,000. No value is shown in column (b) of the table because the phantom units do not have an exercise price. For more information about our Long-Term Incentive Plan, which did not require approval by our unitholders, please see “Item 11—Executive Compensation—Long-Term Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Distributions and Payments to Our General Partner and Its Affiliates

Our general partner and its affiliates own 12,570,504 subordinated units representing an aggregate 37.4% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and the incentive distribution rights.

The following table summarizes the distributions and payments made by us to our general partner and its affiliates in connection with the formation of SemGroup Energy Partners, L.P. and to be made to us by our general partner and its affiliates in connection with the ongoing operation and liquidation of SemGroup Energy Partners, L.P. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation Stage

The consideration received by our Parent and its subsidiaries for the contribution of the assets and liabilities to us

•       12,500,000 common units;

•       12,570,504 subordinated units;

•       549,908 general partner units;

•       the incentive distribution rights; and

•       $137.5 million cash payment from the proceeds of borrowings under our credit facility.

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98% to our unitholders pro rata, including our general partner and its affiliates, as the holders of 12,570,504 subordinated units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Payments to our general partner and its affiliates	We will reimburse our general partner and our Parent for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit. For further information regarding the reimbursement of these expenses, please see “—Agreements Relating to Our Acquisition of the Asphalt Assets—Amended Omnibus Agreement—Reimbursement of General and Administrative Expenses.”

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements Relating to Our Initial Public Offering

In connection with our initial public offering, we and other parties entered into various documents and agreements relating to, among other things, the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries. These agreements were not the result of arm’s-length negotiations, and they, or any of the transactions that they provide for, may not have been effected on terms at least as favorable to the parties to these agreements as they could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, were paid from the proceeds of our initial public offering.

Omnibus Agreement

In connection with our initial public offering, we entered into an Omnibus Agreement with our Parent and our general partner that addresses the reimbursement of our general partner for costs incurred on our behalf and indemnification matters. Concurrently with the closing of the acquisition of our asphalt assets on February 20, 2008, we amended and restated this Omnibus Agreement. For a description of the Amended Omnibus Agreement, please see “—Agreements Relating to Our Acquisition of the Asphalt Assets—Amended Omnibus Agreement.”

Throughput Agreement

In connection with our initial public offering, we entered into the Throughput Agreement with our Parent. A substantial portion of our revenues are derived from services provided to the crude oil purchasing, marketing and distribution operations of our Parent pursuant to this agreement. None of these revenues are reflected in the historical financial statements of our predecessor. Under this agreement, we provide the following services to our Parent:

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

Based on these minimum throughput, trucking and storage requirements, our Parent is obligated to pay us minimum monthly fees totaling $45.3 million and $30.8 million annually for our crude oil gathering and transportation services and our terminalling and storage services, respectively, but we expect to earn incremental revenues for providing these services. The pipeline trucking unloading services we provide to our Parent pursuant to the Throughput Agreement are not subject to any minimum usage requirements.

The Throughput Agreement contains a Consumer Price Index adjustment that may offset a portion of any increased costs that we incur. If new laws or regulations that affect these services generally are enacted that require us to make substantial and unanticipated capital expenditures, we will have the right to negotiate an upfront payment or monthly surcharge to be paid by our Parent for the use of our services to cover our Parent’s pro rata portion of the cost of complying with these laws or regulations, after we have made efforts to mitigate their effect. We and our Parent are obligated to negotiate in good faith to agree on the level of the monthly surcharge. The surcharge will not apply in respect of routine capital expenditures.

Our Parent’s obligations may be temporarily suspended during the occurrence of a force majeure event that renders performance of services impossible with respect to an asset for at least 30 consecutive days. If a force majeure event results in a diminution in the services we are able to provide to our Parent pursuant to the Throughput Agreement, our Parent’s minimum service usage commitment would be reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, we and our Parent will each have the right to terminate our rights and obligations with respect to the affected services under the Throughput Agreement.

The Throughput Agreement has an initial term of seven years with additional automatic one-year renewals unless either party terminates the agreement upon one year’s prior notice. Our Parent’s obligations under the Throughput Agreement will not terminate if our Parent no longer owns our general partner. The Throughput Agreement may be assigned by our Parent only with our consent.

The Throughput Agreement does not apply to any services we provide to customers other than our Parent. We received an aggregate of $45.6 million from our Parent with respect to services provided pursuant to the Throughput Agreement during fiscal 2007.

Agreements Relating to Our Acquisition of the Asphalt Assets

Purchase and Sale Agreement for the Asphalt Assets

On January 14, 2008, we entered into a purchase and sale agreement (the “Purchase Agreement”) with SemMaterials, L.P., a wholly owned subsidiary of our Parent, pursuant to which we acquired the asphalt assets for a purchase price of $378.8 million. We closed this acquisition on February 20, 2008. Pursuant to the Purchase Agreement, SemMaterials, L.P. has agreed to indemnify us from and against all losses that we incur arising from or out of (i) any breach of its representations, warranties or covenants in the Purchase Agreement, and (ii) the operation of the asphalt assets prior to our acquisition of them, including any environmental or tax losses. We agreed to indemnify SemMaterials, L.P. from and against all losses that it incurs arising from or out of (i) any breach of our representations, warranties or covenants in the Purchase Agreement, and (ii) the operation of the asphalt assets after our acquisition of them. Certain of SemMaterials L.P.’s indemnification obligations are subject to an aggregate deductible of 1% of the aggregate purchase price, or $3.8 million, and a cap equal to 25% of the aggregate purchase price, or $94.7 million. Indemnification for losses attributable to the operation of the asphalt assets prior to our acquisition of such assets is not subject to the deductible or cap.

Amended Omnibus Agreement

Concurrently with the closing of the acquisition of our asphalt assets on February 20, 2008, we amended and restated the Omnibus Agreement that we entered into with our Parent, our general partner and others, as described below. Any or all of the provisions of the Amended Omnibus Agreement, other than the indemnification provisions described below, are terminable by our Parent at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal. The Amended Omnibus Agreement also terminates in the event of a change of control of us or our general partner.

Reimbursement of General and Administrative Expenses

Under the Amended Omnibus Agreement, we reimburse our Parent for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit with respect to the Crude Oil Business and our asphalt business. Under the Amended Omnibus Agreement, the fixed administrative fee that we pay to our Parent for providing general and administrative services to us increased to $7.0 million per year from $5.0 million per year in the original Omnibus Agreement for the three years following the completion of the acquisition of the asphalt assets, subject to annual increases based on increases in the Consumer Price Index and subject to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses with the concurrence of our conflicts committee. After the three-year anniversary of the completion of the acquisition of the asphalt assets, our general partner will determine the general and administrative expenses to be allocated to us in accordance with our partnership agreement.

We also are obligated to reimburse our Parent for operating expenses, which are not included in the $7.0 million annual fixed administrative fee, to the extent incurred by our Parent on our behalf. Such operating expenses primarily include compensation of operational personnel performing services for our benefit and the cost of their employee benefits and insurance coverage expenses our Parent incurs with respect to our business and operations.

Indemnification

Under the Amended Omnibus Agreement, our Parent indemnifies us for five years after the closing of our initial public offering against certain potential environmental claims, losses and expenses associated with the operation of the Crude Oil Business occurring before the contribution of the Crude Oil Business to us. Our Parent’s maximum liability for this indemnification obligation will not exceed $7.5 million and our Parent will not have any obligation under this indemnification until our aggregate losses exceed $250,000. We have agreed to indemnify our Parent against environmental liabilities relating to the Crude Oil Business arising or occurring after the contribution of the Crude Oil Business to us.

Additionally, our Parent will indemnify us for losses attributable to rights-of-way, certain consents or governmental permits and income taxes attributable to operations of the Crude Oil Business before its contribution to us. We will indemnify our Parent for all losses attributable to the post-contribution operations of the Crude Oil Business. Our Parent’s obligations under this additional indemnification will survive for five years after the closing of our initial public offering, except that the indemnification obligation with respect to income tax liabilities will terminate upon the expiration of the applicable statute of limitations.

Non-Competition

Under the Amended Omnibus Agreement, our Parent and its affiliates have agreed, so long as the Terminalling Agreement is in effect, not to engage in, or acquire or invest in an entity that engages in, the business of terminalling and storing liquid asphalt cement within 50 miles of our liquid asphalt cement facilities. These non-competition provisions will not apply to:

•	our Parent’s ownership and operation of finished asphalt product processing and marketing assets;

•	our Parent’s provision of finished asphalt product processing, marketing and distributing services;

•	our Parent’s purchase and ownership of not more than 9.9% of any class of securities of an entity that provides liquid asphalt cement terminalling and storage services;

•	our Parent’s acquisition or construction of liquid asphalt cement terminalling and storage assets that have a fair market value of less than $5 million;

•	our Parent’s conduct of any restricted business with the approval of the conflicts committee of our general partner;

•	our Parent’s provision of refining and marketing of other products that do not produce qualifying income; and

•	our Parent’s operation of certain leased liquid asphalt cement terminalling and storage assets.

In addition, we have agreed, so long as the Terminalling Agreement is in effect, not to engage in, or acquire or invest in an entity that engages in, the business of processing, marketing and distributing liquid asphalt cement and finished asphalt products within 50 miles of our liquid asphalt cement facilities. These non-competition provisions do not apply to:

•	our ownership and operation of our asphalt assets acquired from our Parent;

•	our provision of liquid asphalt cement terminalling and storage services;

•	our purchase and ownership of not more than 9.9% of any class of securities of an entity that provides liquid asphalt cement processing, marketing and distributing services;

•	our acquisition or construction of liquid asphalt cement processing assets that have a fair market value of less than $5 million; and

•	our conduct of any restricted business with the approval of our Parent.

Right of First Refusal

Under the Amended Omnibus Agreement our Parent has, so long as the Terminalling Agreement is in effect, a right of first refusal to purchase the liquid asphalt cement terminalling and storage assets owned by us if we propose to transfer such assets to a third party. In addition, we have, so long as the Terminalling Agreement is in effect, a right of first refusal to purchase the finished asphalt product processing assets owned by our Parent if our Parent proposes to transfer such assets to a third party. Before we enter into any contract to sell our liquid asphalt cement terminalling and storage assets or our Parent enters into any contract to sell its finished asphalt product processing assets, the selling party must give the other party written notice of the terms of such proposed sale. The notice must set forth the name of the third party purchaser, the assets to be sold, the purchase price, reasonable details of the payment terms, an estimate of the fair value of any non-cash consideration and all other material terms and conditions of the offer. To the extent the third party offer consist of consideration other than cash (or in addition to cash), the purchase price shall be deemed equal to the amount of any such cash plus the fair market value of such non-cash consideration. We or our Parent, as applicable, will have the option for a period of 45 days following receipt of the notice, to purchase the subject assets on the terms set forth in the notice.

Terminalling Agreement

In connection with our acquisition of the asphalt assets, we entered into the Terminalling Agreement with our Parent. A substantial portion of our revenues are derived from services provided to the finished asphalt product processing and marketing operations of our Parent pursuant to this agreement. Under this agreement, we provide the following services to our Parent:

•

Terminalling and Storage Services. We provide services relating to the terminalling and storage of liquid asphalt cement for our Parent in our liquid asphalt cement storage facilities. We also provide services to deliver liquid asphalt cement to the finished asphalt product processing and marketing assets owned by our Parent. Our storage services enable our Parent to purchase and store liquid asphalt cement and sell it at later dates.

•

Minimum Throughput and Storage Requirements. The terminalling services are subject to minimum throughput requirements each month, regardless of the amount of such services actually used by our Parent in a given month. If our Parent uses these services in excess of the minimum throughput requirements, our Parent will pay us a premium for such services. In addition, our Parent has committed to use five million barrels of our total storage capacity per month. Our Parent is obligated, regardless of the amount of storage services actually used by our Parent in a given month, to pay us a fee per barrel for five million barrels of our storage capacity. If our Parent utilizes any of these storage services in excess of these minimum storage requirements, our Parent will pay us a fee for such services equal to at least 110% of the per barrel base charge for the applicable services. However, we are permitted to contract with other customers for services in excess of these minimum commitments and we are not obligated to provide any services in excess of the minimum requirements to our Parent.

Based on these minimum throughput and storage requirements, our Parent is obligated to pay us minimum monthly fees totaling $58.9 million annually for our liquid asphalt cement terminalling and storage services.

We do not take title to, or marketing responsibility for, the liquid asphalt cement that we terminal and store. The Terminalling Agreement contains a Consumer Price Index adjustment that may offset a portion of any increased costs that we incur. If new laws or regulations that affect these services generally are enacted that require us to make substantial and unanticipated capital expenditures, we have the right to negotiate an upfront payment or monthly surcharge to be paid by our Parent for the use of our services to cover our Parent’s pro rata portion of the cost of complying with these laws or regulations, after we have made efforts to mitigate their effect. We and our Parent are obligated to negotiate in good faith to agree on the level of the monthly surcharge. The surcharge will not apply in respect of routine capital expenditures.

Our Parent’s obligations may be temporarily suspended during the occurrence of a force majeure event that renders performance of services impossible with respect to an asset for at least 30 consecutive days. If a force majeure event results in a diminution in the services we are able to provide to our Parent pursuant to the Terminalling Agreement, our Parent’s minimum service usage commitment would be reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, we and our Parent each have the right to terminate our rights and obligations with respect to the affected services under the Terminalling Agreement.

The Terminalling Agreement has an initial term that expires on December 31, 2014 with additional automatic one-year renewals unless either party terminates the agreement upon one year’s prior notice. The Terminalling Agreement may be assigned by our Parent only with our consent.

The Terminalling Agreement does not apply to any services we may provide to customers other than our Parent.

Access and Use Agreement

In connection with our acquisition of our asphalt assets, we entered into a terminal access and use agreement, which we refer to as the Access and Use Agreement, with our Parent and its affiliates. Our asphalt assets include facilities and real property where the finished asphalt product processing and marketing operations retained by our Parent are located. Pursuant to the Access and Use Agreement, our Parent has reserved the right to access facilities used for both terminalling and storage of liquid asphalt cement and processing of finished asphalt products. In addition, pursuant to the Access and Use Agreement we are indemnified for any losses that occur from our Parent’s operations at or relating to our asphalt assets.

Indemnification of Directors and Officers

Under our partnership agreement, in most circumstances, we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages or similar events:

•	our general partner;

•	any departing general partner;

•	any person who is or was an affiliate of a general partner or any departing general partner;

•	any person who is or was a director, officer, member, partner, fiduciary or trustee of any entity set forth in the preceding three bullet points;

•	any person who is or was serving as director, officer, member, partner, fiduciary or trustee of another person at the request of our general partner or any departing general partner; and

•	any person designated by our general partner.

Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, our general partner will not be liable for, or have any obligation to contribute or lend funds or assets to us to enable us to effectuate, indemnification. We may purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our partnership agreement.

We and our general partner have also entered into separate indemnification agreements with each of the directors and officers of our general partner. The terms of the indemnification agreements are consistent with the terms of the indemnification provided by our partnership agreement and our general partner’s limited liability company agreement. The indemnification agreements also provide that we and our general partner must advance payment of certain expenses to such indemnified directors and officers, including fees of counsel, subject to receipt of an undertaking from the indemnitee to return such advance if it is it is ultimately determined that the indemnitee is not entitled to indemnification.

Directed Unit Program

In connection with our initial public offering, which closed in July 2007, certain of our officers and directors, including our named executive officers, purchased common units under our directed unit program with a combined value at the time of the initial public offering of approximately $18.8 million. Both in connection with the units acquired pursuant to the directed unit program and units acquired through other means, we will make quarterly distributions to our named executive officers, as we will with all other unitholders as of the quarterly distribution record date.

Other Related Party Transactions

Mr. Wallace, a member of the board of directors of our general partner, serves on the board of directors of the F&M Bank & Trust Company, from which we lease transport trucks and trailers in connection with our crude oil gathering and transportation services. During the year ended December 31, 2007, we made payments of $1.2 million to Harvard Capital Inc., a subsidiary of F&M Bank & Trust Company, and as of December 31, 2007, we have future commitments to Harvard Capital Inc. totaling $6.1 million. In addition, Mr. Kivisto, a member of the board of directors of our general partner, serves on the board of directors of the BOK Financial Corporation. We have a banking relationship with Bank of Oklahoma, which is a subsidiary of BOK Financial Corporation. A subsidiary of BOK Financial Corporation, BOSC, Inc., also served as an underwriter in our initial public offering.

Approval and Review of Related Party Transactions

If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of our general partner or to our management, as appropriate. If the board of directors is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee of our general partner’s board of directors, as constituted under our limited partnership agreement. If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction. If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

Director Independence

Please see “Item 10—Directors, Executive Officers and Corporate Governance—Directors, Executive Officers and Corporate Governance” of this report for a discussion of director independence matters.

Item 14.	Principal Accountant Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we have paid PricewaterhouseCoopers LLP for independent auditing, tax and related services for each of the last two fiscal years:

	For Year Ended December 31,
	2007	2006
Audit fees (1)	$272,000	$200,000
Audit-related fees (2)	314,500	60,000
Tax fees (3)	303,856	0
All other fees (4)	0	0

(1)	Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (a) the audit of our annual financial statements, (b) the review of our quarterly financial statements and (c) those services normally provided in connection with statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters.

(2)	Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews, and include fees incurred in connection with our initial public offering.
(3)	Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning. This category primarily includes services relating to the preparation of unitholder annual K-1 statements.
(4)	All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by PricewaterhouseCoopers during the last two years.

All audit and non-audit services provided by PricewaterhouseCoopers are subject to pre-approval by our Audit Committee to ensure that the provisions of such services do not impair the auditor’s independence. Under our pre-approval policy, the Audit Committee is informed of each engagement of the independent auditor to provide services under the policy. The Audit Committee of our general partner has approved the use of PricewaterhouseCoopers as our independent principal accountant.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1)	See the Index to Financial Statements on page F-1.

(2)	All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto

(3)	Exhibits

Exhibit Number	Description
3.1	Certificate of Limited Partnership of SemGroup Energy Partners, L.P. (the “Partnership”), dated February 22, 2007 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed March 9, 2007, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated July 20, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

3.3	Certificate of Formation of SemGroup Energy Partners G.P., L.L.C. (the “General Partner”), dated February 22, 2007 (filed as Exhibit 3.2 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed March 9, 2007, and incorporated herein by reference).

3.4	Amended and Restated Limited Liability Company Agreement of the General Partner, dated July 20, 2007 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

4.1	Specimen Unit Certificate representing common units (included as Exhibit A to the First Amended and Restated Agreement of Limited Partnership of the Partnership, which is incorporated by reference as Exhibit 3.2 herein).

10.1	Credit Agreement, dated July 20, 2007, among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, Bank of America, N.A., as Syndication Agent and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.2	Amended and Restated Credit Agreement, dated February 20, 2008, among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer ands Swing Line Lender, Bank of America, N.A., as Syndication Agent and the other lenders from time to time party thereto (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.3	Closing Contribution, Conveyance, Assignment and Assumption Agreement, dated July 20, 2007, among the Partnership, the General Partner, SemCrude, L.P., SemGroup, L.P. and SemGroup Energy Partners Operating, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.4	Purchase and Sale Agreement, dated as of January 14, 2008, by and among SemMaterials, L.P. and SemGroup Energy Partners Operating, L.L.C. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed on January 15, 2008, and incorporated herein by reference).

10.5	Omnibus Agreement, dated July 20, 2007, among the Partnership, the General Partner, SemGroup, L.P. and SemManagement, L.L.C. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.6	Amended and Restated Omnibus Agreement, dated as of February 20, 2008, by and among SemGroup, L.P., SemManagement, L.L.C., SemMaterials, L.P., the Partnership, SemGroup Energy Partners G.P., L.L.C. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.7#	Throughput Agreement, dated July 20, 2007, among the Partnership, SemGroup Energy Partners, L.L.C., SemCrude, L.P., Eaglwing, L.P. and SemGroup, L.P. (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.8#	Terminalling and Storage Agreement, dated as of February 20, 2008, by and between SemMaterials, L.P. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

Exhibit Number	Description
10.9	Terminal Access and Use Agreement, dated as of January 28, 2008, by and among SemMaterials Energy Partners, L.L.C., SemMaterials, L.P. and K.C. Asphalt, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.10†	SemGroup Energy Partners G.P., L.L.C. Long-Term Incentive Plan (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.11†	Form of Employment Agreement (filed as Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).

10.12†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).

10.13†	Form of Phantom Unit Agreement (filed as Exhibit 10.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).

10.14†	Form of Restricted Unit Agreement (filed as Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).

21.1*	List of Subsidiaries of SemGroup Energy Partners, L.P.

23.1*	Consent of PricewaterhouseCoopers, L.L.P.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1*	SemGroup Energy Partners G.P., L.L.C. Balance Sheet.

*	Filed herewith.
#	Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

SEMGROUP ENERGY PARTNERS, L.P.

	By:	SemGroup Energy Partners G.P., L.L.C.
It’s General Partner

Date: March 6, 2008	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the sixth day of March, 2008.

Signature	Title

/s/ Kevin L. Foxx	President, Chief Executive Officer and Director
Kevin L. Foxx	(Principal Executive Officer)

/s/ Michael J. Brochetti	Chief Financial Officer and Director
Michael J. Brochetti	(Principal Financial Officer)

/s/ Alex G. Stallings	Chief Accounting Officer
Alex G. Stallings	(Principal Accounting Officer)

/s/ Thomas L. Kivisto	Director
Thomas L. Kivisto

/s/ Gregory C. Wallace	Director
Gregory C. Wallace

/s/ W. Anderson Bishop	Director
W. Anderson Bishop

/s/ Brian F. Billings	Director
Brian F. Billings

Report of Independent Registered Public Accounting Firm

To the Board of Directors of SemGroup Energy Partners G.P., L.L.C. and Unitholders of SemGroup Energy Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in division equity/partners’ capital, and of cash flows present fairly, in all material respects, the financial position of SemGroup Energy Partners, L.P. and subsidiaries (the “Partnership”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma

March 6, 2008

SEMGROUP ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$416
Accounts receivable, net of allowance for doubtful accounts of $100 and $0 as December 31, 2006 and December 31, 2007, respectively	2,544	2,666
Receivables from affiliates	—	9,665
Other current assets	1,256	1,239

Total current assets	3,800	13,986

Property, plant and equipment, net of accumulated depreciation of $33,153 and $40,222 at December 31 2006 and December 31, 2007, respectively	92,245	102,239
Goodwill	6,340	6,340
Other assets, net	2,462	2,917

Total assets	$104,847	$125,482

LIABILITIES AND DIVISION EQUITY / PARTNERS’ CAPITAL
Current liabilities
Accounts payable	4,761	3,045
Payables to affiliates	—	10,227
Accrued interest payable	—	449
Other accrued liabilities	1,183	340
Current portion of capital lease obligations	1,877	1,236

Total current liabilities	7,821	15,297

Long-term debt payable to Parent	31,191	—
Long-term debt	—	89,600
Long-term capital lease obligations	3,689	1,123
Interest rate swaps liability	—	2,233

Commitments and contingencies (Note 14)

Division equity / Partners’ capital

Predecessor division equity	62,146	—
Common unitholders (14,375,000 units issued and outstanding at December 31, 2007)	—	317,004
Subordinated unitholders (12,570,504 units issued and outstanding at December 31, 2007)	—	(287,210)
General partner interest (2.0% interest with 549,908 general partner units outstanding at December 31, 2007)	—	(12,565)

Total Division equity / Partners’ capital	62,146	17,229

Total liabilities and division equity / Partners’ capital	$104,847	$125,482

The accompanying notes are an integral part of these financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2006	2007
	(in thousands, except per unit amounts)
Service revenue
Third party revenue	$19,871	$28,109	$28,303
Related party revenue	490	730	46,262

Total revenue	20,361	28,839	74,565

Expenses:
Operating	38,467	51,608	67,182
General and administrative	6,280	11,097	13,595

Total expenses	44,747	62,705	80,777

Operating loss	(24,386)	(33,866)	(6,212)

Other expenses:
Interest expense	2,597	1,989	6,560

Loss before income taxes	(26,983)	(35,855)	(12,772)

Provision for income taxes	—	—	141

Net Loss	$(26,983)	$(35,855)	$(12,913)

Allocation of net income (loss) to limited and subordinated partners:
Net loss attributable to SemGroup Energy Partners
Predecessor			$(26,118)
General partner interest in net income			264

Net income allocable to limited and subordinated partners			$12,941

Basic and diluted net income per common unit			$0.55
Basic and diluted net income per subordinated unit			$0.40
Weighted average common units outstanding – basic and diluted			14,375
Weighted average subordinated partners’ units outstanding – basic and diluted			12,571

The accompanying notes are an integral part of these financial statements

SEMGROUP ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN DIVISION

EQUITY/PARTNERS’ CAPITAL

	Predecessor Division Equity	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Capital
	(in thousands)
Balance, December 31, 2004	$20,198	$—	$—	$—	$20,198

Contribution from Parent	35,584	—	—	—	35,584

Net loss	(26,983)	—	—	—	(26,983)

Balance, December 31, 2005	28,799	—	—	—	28,799

Contribution from Parent	69,202	—	—	—	69,202

Net loss	(35,855)	—	—	—	(35,855)

Balance, December 31, 2006	62,146	—	—	—	62,146

Contributions from Parent	71,931	—	1	—	71,932

Net loss from January 1, 2007 through July 19, 2007	(26,118)	—	—	—	(26,118)

Allocation of SGLP Predecessor equity in exchange for 12,500,000 common units, 12,570,504 subordinated units and a 2% general partnership interest (represented by 549,908 units)	28,504	275,000	(290,783)	(12,721)	—

Distribution to SemGroup Holdings	(136,463)	—	—	—	(136,463)

Proceeds from sale of 1,875,000 common units, net of underwriters’ discount and offering expenses of $3.2 million	—	38,036	—	—	38,036

Net income from July 20, 2007 through December 31, 2007	—	6,903	6,038	264	13,205

Equity-based compensation	—	631	551	24	1,206

Distributions paid	—	(3,566)	(3,017)	(132)	(6,715)

Balance, December 31, 2007	$—	$317,004	$(287,210)	$(12,565)	$17,229

The accompanying notes are an integral part of these financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(26,983)	$(35,855)	$(12,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,554	8,597	9,478
Amortization of debt issuance costs	—	—	93
Unrealized loss related to interest rate swaps	—	—	2,233
Loss on sale of assets	115	405	95
Equity-based incentive compensation expense	—	—	1,206

Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(741)	(444)	(122)
Increase in receivables from affiliates	—	—	(9,665)
Decrease (increase) in other current assets	656	(23)	17
(Increase) decrease in other assets	(1)	—	138
Increase (decrease) in accounts payable	1,467	1,165	(947)
Increase in payables to affiliates	—	—	10,227
Increase (decrease) in accrued liabilities	149	374	(394)

Net cash used in operating activities	(18,784)	(25,781)	(554)

Cash flows from investing activities:
Acquisition	—	(9,835)	—
Capital expenditures	(15,043)	(31,640)	(20,351)
Proceeds from sale of assets	97	146	366

Net cash used in investing activities	(14,946)	(41,329)	(19,985)

Cash flows from financing activities:
Debt issuance costs	—	—	(1,037)
Payments on capital lease obligations	(1,854)	(2,092)	(1,748)
Borrowings under credit facility	—	—	158,450
Payments under credit facility	—	—	(68,850)
Proceeds from equity issuance, net of offering costs	—	—	38,036
Distributions paid	—	—	(143,178)
Contributions from Parent	35,584	69,202	39,282

Net cash provided by financing activities	33,730	67,110	20,955

Net increase in cash and cash equivalents	—	—	416
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$416

Predecessor liabilities not contributed to Partnership	$—	$—	$32,650
Cash paid for interest, net of amount capitalized	2,597	1,989	3,639
Acquisition of property, plant, and equipment under capital lease obligation	5,366	—	—
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	1,444	(859)	(769)

The accompanying notes are an integral part of these financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION AND NATURE OF BUSINESS — SemGroup Energy Partners, L.P. and subsidiaries (the “Partnership”) is a publicly traded master limited partnership with operations in the United States primarily in Oklahoma, Kansas and Texas. The Partnership provides integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil. The Partnership manages its operations through two operating segments: (i) terminalling and storage services and (ii) gathering and transportation services. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

On July 20, 2007, the Partnership issued 12,500,000 common units, representing limited partnership interests in the Partnership, and 12,570,504 subordinated units, representing additional limited partnership interests in the Partnership, to SemGroup Holdings, L.P. (“SemGroup Holdings”) and 549,908 general partner units representing a 2.0% general partner interest in the Partnership to SemGroup Energy Partners G.P., L.L.C. SemGroup Holdings subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, the Partnership issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option. The initial public offering closed on July 23, 2007.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes include the accounts of the Partnership, and prior to July 20, 2007, the assets, liabilities and operations contributed to the Partnership by SemGroup, L.P. (“Parent”) in connection with the Partnership’s initial public offering. The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).

The accompanying financial statements include the assets, liabilities and results of operations of crude oil terminalling and storage and gathering and transportation operations that were contributed to the Partnership prior to the closing of the Partnership’s initial public offering on a carve-out basis and are referred to herein as the “Predecessor”. Both the Partnership and the Predecessor had common ownership and, in accordance with Emerging Issues Task Force Issue No. 87-21, “Change of Accounting Basis in Master Limited Partnership Transactions,” the assets and liabilities transferred were carried forward to the Partnership at their historical amounts. Specifically, the Predecessor’s terminalling and storage and gathering and transportation operations were contributed to the Partnership and include crude oil storage capacity located in Oklahoma, Kansas and Texas, pipelines that gather and transport crude oil in Oklahoma and Texas, and owned or leased crude oil transport trucks that gather and transport crude oil primarily in Oklahoma, Kansas and Texas. With the exception of prepaid insurance and capital lease obligations, working capital was not contributed to, and certain liabilities including debt payable to Parent were not assumed by (together totaling $32.7 million), the Partnership. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

Through the date of the initial public offering, the Parent provided cash management services to the Predecessor through a centralized treasury system. As a result, all of the Predecessor’s charges and cost allocations covered by the centralized treasury system were deemed to have been paid to Parent in cash during the period in which the cost was recorded in the financial statements. In addition, cash advances by Parent in excess of cash earned by the Predecessor are reflected as contributions from Parent in the statements of division equity. As a result of this accounting treatment, the Predecessor’s working capital does not reflect any affiliate liabilities for personnel and services, and the Predecessor had a negative working capital balance of $4.0 million at December 31, 2006.

Historically, the Predecessor was a part of the integrated operations of Parent, and neither Parent nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Parent and the Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in these financial statements for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by Parent on July 20, 2007 are substantially services provided to third parties. Prior to the close of its initial public offering in July 2007, the Partnership entered into a Throughput Agreement with Parent under which the Partnership provides crude oil gathering and transportation and terminalling and storage services to Parent (See Note 12).

The accompanying financial statements include allocated general and administrative charges from Parent for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. General and administrative charges allocated by Parent prior to the contribution of the assets, liabilities and operations to the Partnership by Parent were $2.5 million, $3.8 million, and $3.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. Management believes that the allocated general and administrative expense is representative of the costs and expenses incurred by Parent for the Predecessor. Prior to the close of its initial public offering in July 2007, the Partnership entered into an Omnibus Agreement with Parent under which the Partnership reimburses Parent for the provision of various general and administrative services for the Partnership’s benefit (See Note 12).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. Management makes significant estimates including: (1) allowance for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated cash flows and fair values inherent in impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”); (4) estimated fair value of assets and liabilities acquired and identification of associated intangible assets; (5) accruals related to revenues and expenses; and (6) liability and contingency accruals. Although management believes these estimates are reasonable, actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS AND BOOK OVERDRAFTS — The Partnership includes as cash and cash equivalents, cash and all investments with maturities at date of purchase of three months or less which are readily convertible into known amounts of cash. Book overdrafts are checks that have been issued prior to the end of the period, but not presented to the bank for payment prior to the end of the period. At December 31, 2006 and 2007, book overdrafts of $0.1 million and $0.0 million have been included in accounts payable.

ACCOUNTS RECEIVABLE — The majority of the Partnership’s accounts receivable relate to its gathering and transportation activities. Accounts receivable included in the balance sheets are reflected net of the allowance for doubtful accounts, $0.1 million and $0.0 at December 31, 2006 and 2007, respectively.

The Partnership reviews all outstanding accounts receivable balances on a monthly basis and records a reserve for amounts that the Partnership expects will not be fully recovered. Although the Partnership considers its allowance for doubtful trade accounts receivable to be adequate, there is no assurance that actual amounts will not vary significantly from estimated amounts.

PROPERTY, PLANT AND EQUIPMENT — Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs that do not add capacity or extend the useful life of an asset are expensed as incurred. The carrying value of the assets is based on estimates, assumptions and judgments relative to useful lives and salvage values. As assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in other income in the statements of operations.

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

The Partnership currently has no legal or contractual asset retirement obligations associated with its property and equipment or its pipeline right of ways. Any such obligations would be recognized in the period incurred if reasonably estimable under the provisions of SFAS No 143, “Accounting for Asset Retirement Obligations.”

IMPAIRMENT OF LONG-LIVED ASSETS — Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value in accordance with SFAS 144 as amended. Under SFAS 144, a long-lived asset is tested for impairment when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows. There were no asset impairments in the three year period ended December 31, 2007.

OTHER ASSETS — Costs incurred in connection with the issuance of long-term debt related to the Partnership’s credit facilities are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

GOODWILL AND OTHER INTANGIBLE ASSETS — Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested annually for impairment. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Partnership has two reporting segments comprised of (i) its terminalling and storage operations and (ii) its gathering and transportation operations. All of the Partnership’s goodwill is attributed to its gathering and transportation reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Since adoption of SFAS 142, the Partnership has not recognized any impairment of goodwill.

Acquired customer relationships and non-compete agreements are capitalized and amortized over useful lives ranging from 5 to 10 years using the straight-line method of amortization. An impairment loss is recognized for amortizable intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

ENVIRONMENTAL MATTERS — Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, and penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. No material environmental liabilities exist as of December 31, 2007.

REVENUE RECOGNITION — The Partnership’s revenues consist of (i) terminalling and storage revenues and (ii) gathering and transportation revenues. (See Note 12 for description of minimum revenue commitments by Parent under the Throughput Agreement.)

Terminalling and storage revenues consist of (i) storage fees from actual storage used on a month-to-month basis; (ii) storage fees resulting from short-term and long-term contracts for committed space that may or may not be utilized by the customer in a given month; and (iii) terminal throughput charges to pump crude oil to connecting carriers. Terminal throughput charges are recognized as the crude oil exits the terminal and is delivered to the connecting crude oil carrier or third-party terminal. Storage revenues are recognized as the services are provided and the amounts earned. All terminalling and storage revenues are based on actual volumes and rates.

Gathering and transportation revenues consist of fees recognized for the gathering of crude oil for the Partnership’s customers and the transportation of the crude oil to refiners, to common carrier pipelines for ultimate delivery to refiners, or to terminalling and storage facilities owned by the Partnership and others. Revenue for the gathering and transportation of crude oil is recognized when the service is performed and is based upon regulated and non-regulated tariff rates and the related transport volumes.

INCOME AND OTHER TAXES — The Partnership is not subject to federal income taxes. For federal and most state income tax purposes, all income, gains, losses, expenses, deductions and tax credits generated by the

Partnership flow through to the unitholders of the Partnership. Beginning in 2007, the state of Texas implemented a partnership-level tax based on a percentage of the financial results in the state of Texas. The Partnership has estimated its liability related to this tax to be $0.1 million at December 31, 2007, which is reported as a provision for income taxes on its consolidated statements of operations.

STOCK BASED COMPENSATION — In July 2007 the Partnership’s general partner adopted the SemGroup Energy Partners G.P. L.L.C. Long Term Incentive Plan (the “Plan”). The compensation committee of the general partner’s board of directors administers the Plan. The Plan authorizes the grant of an aggregate of 1.25 million common units deliverable upon vesting. Although other types of awards are contemplated under the Plan, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”). Subject to applicable earnings criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Cash distributions paid on DERs are accounted for as partnership distributions. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period. The unit-based awards granted during 2007 have been accounted for under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

Under SFAS 123(R), the Partnership classifies unit award grants as either equity or liability awards. All award grants made under the Plan from its inception through December 31, 2007 are classified as equity awards. Fair value for award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period of unit award grants, which generally is the vesting period. Fair value for equity awards is calculated as the closing price of the Partnership’s common units representing limited partner interests in the Partnership (“limited partner units”) on the grant date. Compensation expense related to unit-based payments is included in general and administrative expenses on the Partnership’s consolidated statements of operations.

DERIVATIVE INSTRUMENTS — The Partnership utilizes derivative instruments to manage its exposure to interest rate risk. The Partnership records all derivative instruments on the balance sheet as either assets or liabilities measured at their fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that changes in derivative instruments’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case, changes in fair value are deferred to accumulated other comprehensive income and reclassified into earnings when the underlying transaction affects earnings. Changes in the fair value of the Partnership’s interest rate swaps are recognized currently in earnings. See Note 8 for further discussion.

4. OTHER CURRENT ASSETS

Other current assets consist of the following (in thousands):

	December 31,
	2006	2007
Prepaid insurance	$1,252	$797
Acquisitions in progress	—	306
Other prepayments and deposits	4	136

Total other current assets	$1,256	$1,239

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is stated at cost and consisted of the following (in thousands):

	Estimated Useful Lives (Years)	December 31,
		2006	2007
Land		$93	$309
Pipelines and facilities	15-25	29,333	34,626
Storage and terminal facilities	10-25	42,445	71,873
Transportation equipment	5-10	24,383	25,133
Office property and equipment and other	3-20	5,609	8,505
Construction-in-progress		23,535	2,015

Property, plant and equipment, gross		125,398	142,461
Accumulated depreciation		(33,153)	(40,222)

Property, plant and equipment, net		$92,245	$102,239

Property, plant and equipment includes assets under capital leases of $5.5 million and $2.4 million, net of accumulated depreciation of $4.7 million and $4.2 million at December 31, 2006 and 2007, respectively. All capital leases relate to the transportation equipment asset category.

Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was $6.6 million, $8.5 million, and $9.1 million, respectively.

6. OTHER ASSETS

Other assets, net of accumulated amortization, consist of the following (in thousands):

	December 31,
	2006	2007
Customer relationships	$1,858	$1,858
Non-compete agreements	557	557
Deposits	71	4
Capitalized loan fees	—	1,037
Other	125	—

Other assets, gross	2,611	3,456
Accumulated amortization	(149)	(539)

Other assets, net	$2,462	$2,917

The Partnership capitalized debt issuance costs of approximately $1.0 million in 2007, which are being amortized straight-line through July 2012. Amortization expense related to debt issuance costs for the year ended December 31, 2007 was $0.1 million.

Amortization of intangibles for the years ended December 31, 2005, 2006 and 2007 were $0.0 million, $0.1 million and $0.3 million, respectively. The estimated aggregate amortization expense on amortizable intangible assets currently owned by the Partnership is as follows (in thousands):

For twelve months ending:
December 30, 2008	$297
December 30, 2009	297
December 30, 2010	297
December 30, 2011	241
December 30, 2012	186
Thereafter	651

Total estimated aggregate amortization expense	$1,969

7. ACQUISITIONS

On June 30, 2006, Parent completed the acquisition of the assets of Big Tex Crude Oil Company (“Big Tex”), a crude oil gathering, transportation and marketing company located in Abilene and Midland, Texas, and in Hobbs, New Mexico, for total consideration of approximately $15.5 million. Assets from this acquisition assigned to the Partnership totaled $9.8 million, consisting primarily of equipment, vehicles and intangibles related to customer relationships and non-compete agreements, including goodwill of $1.6 million and intangibles of $2.4 million.

8. LONG TERM DEBT

On July 20, 2007, the Partnership entered into a $250.0 million five-year credit facility with a syndicate of financial institutions. The Partnership borrowed approximately $137.5 million prior to the closing of the initial public offering. The Partnership distributed $136.5 million, net of debt issuance costs of $1.0 million, advanced under the credit agreement to SemGroup Holdings. On July 23, 2007, the Partnership repaid approximately $38.7 million under the credit facility with the proceeds it received in connection with the exercise of the underwriters’ over-allotment option in the Partnership’s initial public offering.

The Partnership’s obligations under the credit agreement are secured by substantially all of the assets of the Partnership. The Partnership may prepay all advances at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of LIBOR borrowings. As of December 31, 2007, indebtedness under the credit facility bore interest at the Partnership’s option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin that ranges from 0.25% to 1.25%, depending upon the Partnership’s total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.25% to 2.25%, depending upon the Partnership’s total leverage ratio. At December 31, 2006 and 2007, the average interest rate on the Partnership’s outstanding borrowings was 8.50% and 6.35%, respectively. Interest expense was $2.1 million, $1.4 million, and $3.9 million for the years ended December 31, 2005, 2006, and 2007, respectively, net of capitalized interest of $0.3 million, $1.1 million, and $0.7 million for the same periods, respectively.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets, businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures. The credit agreement prohibits the Partnership from making distributions of available cash to unitholders if any default or event of default (as defined in the credit agreement) exists. The credit agreement requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement) of not more than 5.00 to 1.00 and, on a temporary basis, from the date of the consummation of certain acquisitions until the last day of the third consecutive fiscal quarter following such acquisitions, not more than 5.50 to 1.00; provided, that after the issuance of senior unsecured notes, the leverage ratio limitation will be modified by a requirement that the Partnership maintain a senior secured leverage ratio of not more than 4.00 to 1.00 and a total leverage ratio of not more than 5.50 to 1.00, subject to temporary increases of the senior secured leverage ratio to not more than 4.50 to 1.00 and the total leverage ratio of not more than 6.00 to 1.00 following the consummation of certain acquisitions as described above. As of December 31, 2007, the Partnership’s leverage ratio was 1.79 to 1.00.

The credit agreement also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) of not less than 2.75 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. As of December 31, 2007, the Partnership’s interest coverage ratio was 6.87 to 1.00. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, a change of control of the Partnership or SemGroup, L.P., and other customary defaults including specified bankruptcy or insolvency events, the Employee Retirement Income Security Act of 1974, or ERISA, violations, and material judgment defaults. If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

In connection with the Partnership’s acquisition of the asphalt assets, it amended its credit facility to increase the total borrowing capacity to $600 million, and borrowed $238.0 million to partially finance the acquisition. On March 5, 2008, the Partnership repaid approximately $21.1 million under its credit facility with the proceeds it received in connection with the exercise of the underwriters’ over-allotment option in the Partnership’s February 2008 public offering and the corresponding contribution by the Partnership’s general partner to maintain its 2% general partner interest in the Partnership. After the repayment described in the preceding sentence, the Partnership had $304.2 million in outstanding borrowings under its credit facility (including $54.2 million under its revolving credit facility and $250.0 million under its term loan facility) and, as a result, the Partnership has approximately $295.8 million of remaining borrowing capacity under the credit facility as of March 5, 2008. All amounts outstanding under the credit facility mature in July 2012.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In August 2007 the Partnership entered into interest rate swap agreements with an aggregate notional value of $80.0 million that mature on August 20, 2010. Under the terms of the interest rate swap agreements, the Partnership will pay fixed rates of 4.9% and will receive three-month LIBOR with quarterly settlement. The fair market value of the interest rate swaps at December 31, 2007 is a liability of $2.2 million and is recorded in long-term derivative liabilities on the consolidated balance sheet. The interest rate swaps do not receive hedge accounting treatment under SFAS 133. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.

9. NET INCOME PER LIMITED PARTNER UNIT

Subject to applicability of Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128,” as discussed below, Partnership income is allocated 98% to the limited partners, including the holders of subordinated units, and 2% to the general partner. Income allocable to the limited partners is first allocated to the common unitholders up to the quarterly minimum distribution of $0.3125 per unit, with remaining income allocated to the subordinated unitholders up to the minimum distribution amount. Basic and diluted net income per common and subordinated partner unit is determined by dividing net income attributable to common and subordinated partners by the weighted average number of outstanding common and subordinated partner units during the period.

EITF 03-06 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (or partnership distributions to unitholders). Under EITF 03-06, in accounting periods where the Partnership’s aggregate net income exceeds aggregate dividends declared in the period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed.

Earnings per limited partner unit is presented for the period July 20, 2007 through December 31, 2007, and, accordingly, units issued in connection with our initial public offering are deemed to be outstanding for the entire period presented. The following sets forth the computation of basic and diluted net income per common and subordinated unit (in thousands, except per unit data):

July 20, 2007 to December 31, 2007
Net income	$13,205
Less: General partner 2.0% ownership	264

Net income available to limited and subordinate partners	$12,941

Basic and diluted weighted average number of units:
Common units	14,375
Subordinated units	12,571

Basic and diluted net income per common unit	$0.55
Basic and diluted net income per subordinated unit	$0.40

10. PARTNERS’ CAPITAL AND DISTRIBUTIONS

In accordance with the terms of its partnership agreement, each quarter the Partnership distributes all of its available cash (as defined) to its unitholders. Generally, distributions are allocated first, 98% to the common unitholders and 2% to its general partner until the Partnership distributes for each common unit an amount equal to the minimum quarterly distribution $0.3125 per unit. Subject to any arrearages in the minimum quarterly distribution to the common unitholders, amounts then are distributed 98% to the subordinated unitholders and 2% to the general partner up to the minimum quarterly distribution for the quarter. Amounts distributable above the minimum quarterly amount are generally distributed 98% to all unitholders and 2% to its general partner, subject to the incentive distribution rights of the general partner. The incentive distribution rights entitle the general partner to receive increasing percentages, up to a maximum of 50%, of cash the Partnership distributes in excess of $0.3594 per unit each quarter. Distributions are also paid to the holders of restricted units and phantom units as disclosed in Note 13.

On October 25, 2007, the Partnership declared a pro-rated cash distribution of $0.24 per unit on its outstanding units. The distribution was paid on November 14, 2007 to unitholders of record on November 1, 2007. The distribution was pro-rated for the partial quarter following the closing of the Partnership’s initial public offering and therefore corresponded to the period July 23, 2007 through September 30, 2007. The total distribution paid was approximately $6.7 million, with approximately $3.5 million, $3.0 million, and $0.1 million paid to the Partnership’s common unitholders, subordinated unitholders and general partner, respectively, and $0.1 million paid to phantom and restricted unitholders pursuant to awards granted under the Partnership’s long-term incentive plan.

On January 24, 2008, the Partnership declared a cash distribution of $0.3375 per unit on its outstanding units. The distribution was paid on February 14, 2008 to unitholders of record on February 1, 2008. The distribution is for the period October 1, 2007 through December 31, 2007. The total distribution paid was approximately $9.5 million, with approximately $4.9 million, $4.2 million, and $0.2 million paid to the Partnership’s common unitholders, subordinated unitholders and general partner, respectively, and $0.2 million paid to phantom and restricted unitholders pursuant to awards granted under the Partnership’s long-term incentive plan.

11. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Nexen Marketing USA, Inc. accounted for 14% of the Predecessor’s revenues for the year ended December 31, 2006. No other customers accounted for 10% or more of the Predecessor’s revenues during each of the years ended December 31, 2005 and 2006. As a result of entering into the Throughput Agreement with Parent in conjunction with the Partnership’s initial public offering, the revenues generated by these customers were replaced by fees charged for services provided to Parent.

For the year ended December 31, 2007, Parent accounted for approximately 62.0% of the Partnership’s revenues. Because the Partnership utilizes a substantial majority of the operating capacity of its existing assets to provide services to Parent pursuant to the Throughput Agreement, the Partnership does not expect to materially increase its revenues from third-party customers in the near term unless it undertakes significant acquisition or construction projects. Therefore, the Partnership expects its dependence on Parent for a substantial majority of its revenues to continue. If Parent is unable to make to the Partnership the payments required by it under the Throughput Agreement for any reason, the Partnership revenues would decline and its ability to make distributions to its unitholders would be reduced.

No other customers accounted for 10% or more of the Partnership’s revenues during the year ended December 31, 2007.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of trade receivables. The Partnership’s accounts receivable are primarily from producers, purchasers and shippers of crude oil and at times will include Parent. This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk in that the customers may be similarly affected by changes in economic, industry or other conditions. The Partnership reviews credit exposure and financial information of its counterparties and generally require letters of credit for receivables from customers that are not considered creditworthy, unless the credit risk can otherwise be reduced.

12. RELATED PARTY TRANSACTIONS

Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with Parent. For the year ended December 31, 2007, the Partnership recognized revenue of $45.6 million under the Throughput Agreement. As of December 31, 2007, the Partnership has $9.7 million in receivables from Parent and its subsidiaries. Under this agreement, the Partnership provides the following services to Parent:

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

Based on these minimum throughput, trucking and storage requirements, Parent is obligated to pay the Partnership an aggregate minimum monthly fee totaling $45.3 million and $30.8 million annually for the Partnership’s gathering and transportation services and the Partnership’s terminalling and storage services. The pipeline trucking unloading services the Partnership provides to Parent pursuant to the Throughput Agreement are not subject to any minimum usage requirements.

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

After July 2010, the Partnership’s general partner will determine the general and administrative expenses to be allocated to the Partnership in accordance with the partnership agreement. For the year ended December 31, 2007, the Partnership paid Parent $2.2 million for the services provided under the Omnibus Agreement.

The Partnership also reimburses Parent for direct operating payroll and payroll-related costs and other operating costs associated with services the Parent’s employees provide to the Partnership. From July 20, 2007 through December 31, 2007, the Partnership recorded $10.5 million in compensation costs and $1.3 million in other operating costs related to services provided by Parent’s employees which is reflected as operating expenses in the accompanying statement of operations. As of December 31, 2007, the Partnership has $10.2 million in payables to Parent and its subsidiaries. The Partnership settles its affiliate balance on a monthly basis.

The Predecessor had a storage agreement with an entity owned by a unitholder of its general partner under which the Predecessor recognized $0.5 million, $0.7 million and $0.0 million in storage revenue during the years ended December 31, 2005, 2006 and 2007, respectively. At December 31, 2007, $0.0 was due from this entity.

During the year ended December 31, 2007, the Partnership made payments of $1.2 million to a third party entity on whose board of directors a member of the Partnership’s general partner’s board of directors serves in connection with leased transport trucks and trailers utilized in the Partnership’s gathering and transportation services segment. At December 31, 2007 the Partnership has future commitments to this entity totaling $6.1 million.

As of December 31, 2007, the Partnership has a banking relationship with a third party entity on whose board of directors a member of the Partnership’s general partner’s board of directors serves.

13. LONG-TERM INCENTIVE PLAN

In July 2007 the Partnership’s general partner adopted the SemGroup Energy Partners G.P. L.L.C. Long-Term Incentive Plan (the “Plan”). The compensation committee of the general partner’s board of directors administers the Plan. The Plan authorizes the grant of an aggregate of 1.25 million common units deliverable upon vesting. Although other types of awards are contemplated under the Plan, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”). Subject to applicable earning criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period which distributions are reflected initially as a reduction of partners’ capital. Distributions paid on units which ultimately do not vest are reclassified as compensation expense.

In July of 2007, 475,000 phantom units and 5,000 restricted units were approved which vest ratably over periods of four and three years, respectively. In October 2007, 5,000 restricted units were approved which vest ratably over three years. These grants are equity awards under SFAS 123(R) and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $22.06 per unit. The value of these award grants was approximately $10.5 million, $0.1 million and $0.1 million on their grant dates, respectively, and the unrecognized estimated compensation cost at December 31, 2007 was $9.5 million, which will be recognized over the remaining vesting periods. As of December 31, 2007, all outstanding awards are expected to fully vest.

The Partnership’s equity-based incentive compensation expense for the year ended December 31, 2007 was $1.2 million. Equity-based compensation allocated from Parent to the Partnership for the years ended December 31, 2005 and 2006 was not significant.

14. COMMITMENTS AND CONTINGENCIES

The Partnership leases certain real property, equipment and operating facilities under various operating and capital leases. It also incurs costs associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations. Future non-cancellable commitments related to these items at December 31, 2007, are summarized below (in thousands):

	Capital Leases	Operating Leases
For twelve months ending:
December 31, 2008	$1,406	$2,287
December 31, 2009	935	2,222
December 31, 2010	261	1,961
December 31, 2011	1	1,618
December 31, 2012	—	458
Thereafter	—	25

Total future minimum lease payments	2,603	$8,571

Less amount representing interest	(244)

Net future minimum lease payments	2,359
Less current portion	(1,236)

	$1,123

Rental expense related to leases was $0.5 million, $1.3 million and $2.4 million for each of the years ended December 31, 2005, 2006 and 2007, respectively.

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of environmental-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to its estimate of the likely exposure. The Partnership did not have an accrual for legal settlements as of December 31, 2006 or December 31, 2007.

15. ENVIRONMENTAL REMEDIATION

The Partnership maintains insurance of various types with varying levels of coverage that it considers adequate under the circumstances to cover its operations and properties. The insurance policies are subject to deductibles and retention levels that the Partnership considers reasonable and not excessive. Consistent with insurance coverage generally available in the industry, in certain circumstances the Partnership’s insurance policies provide limited coverage for losses or liabilities relating to gradual pollution, with broader coverage for sudden and accidental occurrences. Although the Partnership maintains a program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to environmental releases from its assets may substantially affect its business.

At December 31, 2006 and 2007, the Partnership was not aware of any existing conditions that may cause it to incur significant expenditures in the future for the remediation of existing contamination. As such, the Partnership has not reflected in the accompanying financial statements any liabilities for environmental obligations to be incurred in the future based on existing contamination. Changes in the Partnership’s estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

16. OPERATING SEGMENTS

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

The Partnership’s management evaluates performance based upon segment operating margin, which includes revenues from affiliates and external customers and operating expenses excluding depreciation and amortization. The non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following table. The Partnership computes the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to loss before income tax, which is its nearest comparable GAAP financial measure, is included in the following table. The Partnership believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure of the economic performance of the Partnership’s core operations. This measure forms the basis of the Partnership’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Loss before income tax, alternatively, includes expense items, such as depreciation and amortization, general and administrative expenses and interest expense, which management does not consider when evaluating the core profitability of an operation.

The following table reflects certain financial data for each segment for the periods indicated:

	Terminalling and Storage	Gathering and Transportation	Total
	(in thousands)
Year Ended December 31, 2005
Service revenue:
Third party revenue	$3,477	$16,394	$19,871
Related party revenue	490	—	490

Total revenue for reportable segments	3,967	16,394	20,361	(1)
Operating expenses (excluding depreciation and amortization)	1,590	30,323	31,913

Operating margin (excluding depreciation and amortization)	2,377	(13,929)	(11,552	)(2)

Additions to long-lived assets	11,339	10,514	21,853

Total assets (end of period)	32,935	39,977	72,912

Year Ended December 31, 2006
Service revenue:
Third party revenue	$8,345	$19,764	$28,109
Related party revenue	730	—	730

Total revenue for reportable segments	9,075	19,764	28,839	(1)
Operating expenses (excluding depreciation and amortization)	2,334	40,677	43,011

Operating margin (excluding depreciation and amortization)	6,741	(20,913)	(14,172	)(2)

Additions to long-lived assets	22,586	13,969	36,555

Total assets (end of period)	54,221	50,626	104,847

Year Ended December 31, 2007
Service revenue:
Third party revenue	$7,857	$20,446	$28,303
Related party revenue	16,894	29,368	46,262

Total revenue for reportable segments	24,751	49,814	74,565	(1)
Operating expenses (excluding depreciation and amortization)	2,024	55,680	57,704

Operating margin (excluding depreciation and amortization)	22,727	(5,866)	16,861	(2)

Additions to long-lived assets	12,566	7,016	19,582

Total assets (end of period)	65,508	59,974	125,482

(1)	Historically, the Predecessor was a part of the integrated operations of Parent, and neither Parent nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Accordingly, revenues reflected for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by Parent on July 20, 2007 are substantially services provided to third parties.
(2)	The following table reconciles segment operating margin (excluding depreciation and amortization) to loss before income taxes:

	Year Ended December 31,
	2005	2006	2007
	(dollars in thousands)
Operating margin (excluding depreciation and amortization)	$(11,552)	$(14,172)	$16,861
Depreciation and amortization	6,554	8,597	9,478
General and administrative expenses	6,280	11,097	13,595
Interest Expense	2,597	1,989	6,560

Loss before income taxes	$(26,983)	$(35,855)	$(12,772)

17. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement requires assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Partnership is currently assessing the impact, if any, the adoption of this statement will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. This statement requires an entity to separately disclose non-controlling interests as a separate component of equity in the balance sheet and clearly identify on the face of the income statement net income related to non-controlling interests. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. With the adoption of this statement, the Partnership does not expect any significant impact on its financial position, results of operations or cash flows.

In September 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a tentative conclusion on Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“Issue No. 07-4”). This tentative conclusion reached by the EITF affects how a master limited partnership (“MLP”) allocates income between its general partner, which typically holds incentive distribution rights (“IDRs”) along with the general partner interest, and the limited partners. It is not uncommon for MLPs to experience timing differences between the recognition of income and partnership distributions. The amount of incentive distribution is typically calculated based on the amount of distributions paid to the MLP’s partners. The issue is whether current period earnings of an MLP should be allocated to the holders of IDRs as well as the holders of the general and limited partnership interests when applying the two-class method under FASB Statement No. 128—”Earnings per Share.”

The tentative conclusion reached by the EITF in Issue No. 07-4 is that when current period earnings are in excess of cash distributions, the undistributed earnings should be allocated to the holders of the general partner interest, the holders of the limited partner interest and incentive distribution rights holders based upon the terms of the partnership agreement. Under this model, contractual limitations on distributions to incentive distribution rights holders would be considered when determining the amount of earnings to allocate to them. That is, undistributed earnings would not be considered available cash for purposes of allocating earnings to incentive distribution rights holders. Conversely, when cash distributions are in excess of earnings, net income (or loss) should be reduced (increased) by the distributions made to the holders of the general partner interest, the holders of the limited partner interest and incentive distribution rights holders. The resulting net loss would then be allocated to the holders of the general partner interest and the holders of the limited partner interest based on their respective sharing of the losses based upon the terms of the partnership agreement.

Issue No. 07-4 is expected to be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The accounting treatment shall be effective for all financial statements presented. The Partnership is currently considering the impact of the adoption of Issue 07-4 on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The provisions of SFAS 159 will be effective for fiscal years beginning after November 15, 2007. With the adoption of this statement, the Partnership does not expect any significant impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership is currently assessing the impact, if any, SFAS 157 will have on its financial position, results of operations or cash flows.

18. SUBSEQUENT EVENTS

On January 24, 2008, the Partnership declared a cash distribution of $0.3375 per unit on its outstanding units. The distribution is payable on February 14, 2008 to unitholders of record on February 1, 2008. The distribution is for the period October 1, 2007 through December 31, 2007. The total distribution to be paid is approximately $9.5 million, with approximately $4.9 million, $4.2 million, and $0.2 million to be paid to the Partnership’s common unitholders, subordinated unitholders and general partner, respectively, and $0.2 million to be paid to phantom and restricted unitholders pursuant to awards granted under the Partnership’s long-term incentive plan.

On February 20, 2008, the Partnership purchased 46 liquid asphalt cement and residual fuel oil terminalling and storage facilities (the “Acquired Assets”) from SemMaterials, L.P. for $378.8 million. In conjunction with the purchase of the Acquired Assets, the Partnership amended its existing credit facility, increasing its borrowing capacity to $600 million. Concurrently, the Partnership issued 6,000,000 common units, receiving proceeds, net of underwriting discounts, of $137.7 million. The Partnership’s general partner also made a capital contribution of $2.9 million to maintain its 2.0% interest in the Partnership. On March 5, 2008, the Partnership issued an additional 900,000 common units, receiving proceeds, net of underwriting discounts, of $20.6 million, in connection with the underwriters’ exercise of their over-allotment option in full. The Partnership’s general partner made a corresponding capital contribution of $0.4 million to maintain its 2.0% interest in the Partnership.

In conjunction with the purchase of the Acquired Assets, the Partnership entered into the Terminalling Agreement with Parent. Under this agreement, the Partnership provides the following services to Parent:

•

Terminalling and Storage Services. The Partnership provides services relating to the terminalling and storage of liquid asphalt cement for Parent in the Partnership’s liquid asphalt cement storage facilities. The Partnership also provides services to deliver liquid asphalt cement to the finished asphalt product processing and marketing assets owned by Parent. The Partnership’s storage services enable Parent to purchase and store liquid asphalt cement and sell it at later dates.

•

Minimum Throughput and Storage Requirements. The terminalling services are subject to minimum throughput requirements each month, regardless of the amount of such services actually used by Parent in a given month. If Parent uses these services in excess of the minimum throughput requirements, Parent pays the Partnership a premium for such services. In addition, Parent is committed to use five million barrels of the Partnership’s total storage capacity per month. Parent is obligated, regardless of the amount of storage services actually used by Parent in a given month, to pay the Partnership a fee per barrel for five million barrels of its storage capacity. If Parent utilizes any of these storage services in excess of these minimum storage requirements, Parent pays the Partnership a fee for such services equal to at least 110% of the per barrel base charge for the applicable services. However, the Partnership is permitted to contract with other customers for services in excess of these minimum commitments and the Partnership is not obligated to provide any services in excess of the minimum requirements to Parent.

Based on these minimum throughput and storage requirements, Parent is obligated to pay the Partnership minimum monthly fees totaling $58.9 million annually for its liquid asphalt cement terminalling and storage services.

The Partnership does not take title to, or marketing responsibility for, the liquid asphalt cement that it terminals and stores. The Terminalling Agreement contains a Consumer Price Index adjustment that may offset a portion of any increased costs that the Partnership incurs. If new laws or regulations that affect these services generally are enacted that require the Partnership to make substantial and unanticipated capital expenditures, the Partnership has the right to negotiate an upfront payment or monthly surcharge to be paid by Parent for the use of the Partnership’s services to cover Parent’s pro rata portion of the cost of complying with these laws or regulations, after the Partnership has made efforts to mitigate their effect. The Partnership and Parent are obligated to negotiate in good faith to agree on the level of the monthly surcharge. The surcharge will not apply in respect of routine capital expenditures.

Parent’s obligations may be temporarily suspended during the occurrence of a force majeure event that renders performance of services impossible with respect to an asset for at least 30 consecutive days. If a force majeure event results in a diminution in the services the Partnership is able to provide to Parent pursuant to the Terminalling Agreement, Parent’s minimum service usage commitment would be reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, the Partnership and Parent will each have the right to terminate the rights and obligations with respect to the affected services under the Terminalling Agreement.

The Terminalling Agreement has an initial term that expires on December 31, 2014 with additional automatic one-year renewals unless either party terminates the agreement upon one year’s prior notice. The Terminalling Agreement may be assigned by Parent only with the Partnership’s consent.

The Terminalling Agreement does not apply to any services the Partnership may provide to customers other than Parent.

Concurrently with the closing of the acquisition of the Acquired Assets, the Partnership amended and restated the Omnibus Agreement that it entered into with Parent, the Partnership’s general partner and others, increasing the fixed administrative fee the Partnership pays Parent for providing general and administrative services to the Partnership from $5.0 million per year to $7.0 million per year through February 2011, subject to annual increases based on increases in the Consumer Price Index and subject to further increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses with the concurrence of the Partnership’s conflicts committee.

In connection with the Partnership’s acquisition of the Acquired Assets, it amended its credit facility to increase the total amount it may borrow to $600.0 million, and borrowed $238.0 million to partially finance the acquisition. The amended credit facility includes a revolving credit facility and a term loan facility and will mature on July 20, 2012. On March 5, 2008, the Partnership repaid approximately $21.1 million under its credit facility with the proceeds it received in connection with the exercise of the underwriters’ over-allotment option in the Partnership’s February 2008 public offering and the corresponding contribution by the Partnership’s general partner to maintain its 2% general partner interest in the Partnership. After the repayment described in the preceding sentence, the Partnership had $54.2 million outstanding under its $350.0 million revolving credit facility and $250.0 million outstanding under its term loan facility as of March 5, 2008.

19. QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data is as follows (in thousands, except per unit amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per unit data)
2006:
Revenues	$6,338	$6,603	$7,490	$8,408	$28,839
Operating loss	(9,766)	(7,764)	(8,436)	(7,900)	(33,866)
Net loss	(10,277)	(8,294)	(8,976)	(8,308)	(35,855)

2007:
Revenues	$8,634	$10,464	$25,280	$30,187	$74,565
Operating income (loss)	(11,855)	(11,695)	6,803	10,535	(6,212)
Net income (loss)	(12,284)	(12,211)	4,317	7,265	(12,913)
Basic and diluted net income per common unit	—	—	0.24	0.31	0.55
Basic and diluted net income per subordinated unit	—	—	0.19	0.21	0.40

Historically, the Predecessor was a part of the integrated operations of Parent, and neither Parent nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Parent and the Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in these financial statements for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by Parent on July 20, 2007 are substantially services provided to third parties. Prior to the close of its initial public offering in July 2007, the Partnership entered into a Throughput Agreement with Parent under which the Partnership provides crude oil gathering and transportation and terminalling and storage services to Parent (See Note 12).

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Limited Partnership of SemGroup Energy Partners, L.P. (the “Partnership”), dated February 22, 2007 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed March 9, 2007, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated July 20, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

3.3	Certificate of Formation of SemGroup Energy Partners G.P., L.L.C. (the “General Partner”), dated February 22, 2007 (filed as Exhibit 3.2 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed March 9, 2007, and incorporated herein by reference).

3.4	Amended and Restated Limited Liability Company Agreement of the General Partner, dated July 20, 2007 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

4.1	Specimen Unit Certificate representing common units (included as Exhibit A to the First Amended and Restated Agreement of Limited Partnership of the Partnership, which is incorporated by reference as Exhibit 3.2 herein).

10.1	Credit Agreement, dated July 20, 2007, among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, Bank of America, N.A., as Syndication Agent and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.2	Amended and Restated Credit Agreement, dated February 20, 2008, among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer ands Swing Line Lender, Bank of America, N.A., as Syndication Agent and the other lenders from time to time party thereto (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.3	Closing Contribution, Conveyance, Assignment and Assumption Agreement, dated July 20, 2007, among the Partnership, the General Partner, SemCrude, L.P., SemGroup, L.P. and SemGroup Energy Partners Operating, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.4	Purchase and Sale Agreement, dated as of January 14, 2008, by and among SemMaterials, L.P. and SemGroup Energy Partners Operating, L.L.C. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed on January 15, 2008, and incorporated herein by reference).

10.5	Omnibus Agreement, dated July 20, 2007, among the Partnership, the General Partner, SemGroup, L.P. and SemManagement, L.L.C. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.6	Amended and Restated Omnibus Agreement, dated as of February 20, 2008, by and among SemGroup, L.P., SemManagement, L.L.C., SemMaterials, L.P., the Partnership, SemGroup Energy Partners G.P., L.L.C. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.7#	Throughput Agreement, dated July 20, 2007, among the Partnership, SemGroup Energy Partners, L.L.C., SemCrude, L.P., Eaglwing, L.P. and SemGroup, L.P. (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.8#	Terminalling and Storage Agreement, dated as of February 20, 2008, by and between SemMaterials, L.P. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.9	Terminal Access and Use Agreement, dated as of January 28, 2008, by and among SemMaterials Energy Partners, L.L.C., SemMaterials, L.P. and K.C. Asphalt, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.10†	SemGroup Energy Partners G.P., L.L.C. Long-Term Incentive Plan (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.11†	Form of Employment Agreement (filed as Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).

10.12†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).

10.13†	Form of Phantom Unit Agreement (filed as Exhibit 10.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).

10.14†	Form of Restricted Unit Agreement (filed as Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).

Exhibit Number	Description
21.1*	List of Subsidiaries of SemGroup Energy Partners, L.P.

23.1*	Consent of PricewaterhouseCoopers, L.L.P.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1*	SemGroup Energy Partners G.P., L.L.C. Balance Sheet.

*	Filed herewith.
#	Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.