Form 10-Q
period 2008-03-31
SemGroup Energy Partners, L.P.
filed 2008-05-08
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2008, there were 21,275,000 common units and 12,570,504 subordinated units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SEMGROUP ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except units)

	As of December 31, 2007	As of March 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$416	$846
Accounts receivable, net of allowance for doubtful accounts of $0 for both dates	2,666	2,396
Receivables from affiliates	9,665	1,102
Other current assets	1,239	1,435

Total current assets	13,986	5,779

Property, plant and equipment, net of accumulated depreciation of $40,222 and $63,476 at December 31, 2007 and March 31, 2008, respectively	102,239	244,820
Goodwill	6,340	6,340
Other assets, net	2,917	4,793
Interest rate swaps asset	—	259

Total assets	$125,482	$261,991

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$3,045	$3,687
Payables to affiliates	10,227	9,850
Accrued interest payable	449	633
Other accrued liabilities	340	729
Current portion of capital lease obligations	1,236	1,196

Total current liabilities	15,297	16,095

Long-term debt	89,600	295,000
Long-term capital lease obligations	1,123	836
Interest rate swaps liability	2,233	4,649
Commitments and contingencies (Note 10)
Partners' capital:

Common unitholders (14,375,000 and 21,275,000 units issued and outstanding at December 31, 2007 and March 31, 2008, respectively)	317,004	475,951
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(287,210)	(287,369)
General partner interest (2.0% interest with 549,908 and 690,725 general partner units outstanding at December 31, 2007 and March 31, 2008, respectively)	(12,565)	(243,171)

Total Partners' capital	17,229	(54,589)

Total liabilities and Partners' capital	$125,482	$261,991

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Three Months Ended March 31,
	2007	2008
	(unaudited)
Service revenue:
Third party revenue	$8,511	$4,624
Related party revenue	123	35,590

Total revenue	8,634	40,214

Expenses:
Operating	16,117	22,266
General and administrative	4,372	3,010

Total expenses	20,489	25,276

Operating income (loss)	(11,855)	14,938

Other expenses:
Interest expense	429	5,089

Income (loss) before income taxes	(12,284)	9,849

Provision for income taxes	—	91

Net income (loss)	$(12,284)	$9,758

Allocation of net income to limited and subordinated partners:
General partner interest in net income		$195
Net income allocable to limited and subordinated partners		$9,563

Basic and diluted net income per common unit		$0.31
Basic and diluted net income per subordinated unit		$0.31

Weighted average common units outstanding - basic and diluted		17,345
Weighted average subordinated partners' units outstanding - basic and diluted		12,571

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners' Capital
	(unaudited)
Balance, December 31, 2007	$317,004	$(287,210)	$(12,565)	$17,229

Net income	5,760	3,803	195	9,758

Equity-based compensation	379	281	14	674

Distributions paid	(5,015)	(4,243)	(185)	(9,443)

Proceeds from sale of 6,900,000 common units, net of underwriters' discount and offering expenses of $7.1 million	157,823			157,823

Proceeds from issuance of 140,817 general partner units			3,365	3,365

Consideration paid in excess of historical cost of assets acquired from Parent			(233,995)	(233,995)

Balance, March 31, 2008	$475,951	$(287,369)	$(243,171)	$(54,589)

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2007	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(12,284)	$9,758
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,200	4,013
Amortization of debt issuance costs	—	99
Unrealized loss related to interest rate swaps	—	2,157
(Gain) loss on sale of assets	(20)	20
Equity-based incentive compensation expense	—	674

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(453)	270
Decrease in receivables from affiliates	—	8,563
Decrease (increase) in other current assets	127	(501)
Increase in other assets	—	(176)
Increase (decrease) in accounts payable	(1,903)	819
Decrease in payables to affiliates	—	(377)
Increase in accrued liabilities	271	573

Net cash provided by (used in) operating activities	(12,062)	25,892

Cash flows from investing activities:
Acquisition of assets from Parent	—	(379,289)
Capital expenditures	(9,115)	(1,208)
Proceeds from sale of assets	67	41

Net cash used in investing activities	(9,048)	(380,456)

Cash flows from financing activities:
Debt issuance costs	—	(1,874)
Payments on capital lease obligations	(493)	(327)
Borrowings under credit facility	—	256,000
Payments under credit facility	—	(50,600)
Proceeds from equity issuance, net of offering costs	—	161,238
Distributions paid	—	(9,443)
Contributions from Parent	21,603	—

Net cash provided by financing activities	21,110	354,994

Net increase in cash and cash equivalents	—	430
Cash and cash equivalents at beginning of period	—	416

Cash and cash equivalents at end of period	$—	$846

Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$2,781	$(177)

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION AND NATURE OF BUSINESS — SemGroup Energy Partners, L.P. and subsidiaries (the “Partnership”) is a publicly traded master limited partnership with operations in twenty-three states. The Partnership provides integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and liquid asphalt cement. The Partnership manages its operations through two operating segments: (i) terminalling and storage services and (ii) gathering and transportation services. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

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

On February 20, 2008, the Partnership purchased land, receiving infrastructure, machinery, pumps and piping and 46 liquid asphalt cement and residual fuel oil terminalling and storage facilities (the “Acquired Asphalt Assets”) from SemMaterials, L.P. (“SemMaterials”) for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of SemMaterials, which was approximately $145.5 million, with the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital as a distribution to SemGroup, L.P. (“Parent”). In conjunction with the purchase of the Acquired Asphalt Assets, the Partnership amended its existing credit facility, increasing its borrowing capacity to $600 million. Concurrently, the Partnership issued 6,000,000 common units, receiving proceeds, net of underwriting discounts and offering-related costs, of $137.2 million. The Partnership’s general partner also made a capital contribution of $2.9 million to maintain its 2.0% interest in the Partnership. On March 5, 2008, the Partnership issued an additional 900,000 common units, receiving proceeds, net of underwriting discounts, of $20.6 million, in connection with the underwriters’ exercise of their over-allotment option in full. The Partnership’s general partner made a corresponding capital contribution of $0.4 million to maintain its 2.0% interest in the Partnership.

The Partnership derives a substantial majority of its revenues from services provided to its Parent. For the three months ended March 31, 2008, approximately 89% of the Partnership’s revenue was derived from services it provided to Parent.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes include the accounts of the Partnership, and prior to July 20, 2007, the operations contributed to the Partnership by Parent in connection with the Partnership’s initial public offering. The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).

The accompanying financial statements include the results of operations of crude oil terminalling and storage and gathering and transportation operations that were contributed to the Partnership prior to the closing of the Partnership’s initial public offering on a carve-out basis and are referred to herein as the “Predecessor.” Both the Partnership and the Predecessor had common ownership and, in accordance with Emerging Issues Task Force Issue No. 87-21, “Change of Accounting Basis in Master Limited Partnership Transactions,” the assets and liabilities transferred were carried forward to the Partnership at their historical amounts. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

Through the date of the initial public offering, the Parent provided cash management services to the Predecessor through a centralized treasury system. As a result, all of the Predecessor’s charges and cost allocations covered by the centralized treasury system were deemed to have been paid to Parent in cash during the period in which the cost was recorded in the financial statements. In addition, cash advances by Parent in excess of cash earned by the Predecessor are reflected as contributions from Parent in the statements of cash flows.

Historically, the Predecessor was a part of the integrated operations of Parent, and neither Parent nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Parent and the Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in these financial statements for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by Parent on July 20, 2007 are substantially services provided to third parties. Prior to the close of its initial public offering in July 2007, the Partnership entered into a Throughput Agreement with Parent under which the Partnership provides crude oil gathering and transportation and terminalling and storage services to Parent. In connection with its February 2008 purchase of the Acquired Asphalt Assets, the Partnership entered into a Terminalling Agreement with Parent under which the Partnership provides liquid asphalt cement terminalling and storage and throughput services to Parent (See Note 8).

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements include allocated general and administrative charges from Parent for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. General and administrative charges allocated by Parent prior to the contribution of the assets, liabilities and operations to the Partnership by Parent were $1.2 million for the three months ended March 31, 2007. Management believes that the allocated general and administrative expense is representative of the costs and expenses incurred by Parent for the Predecessor. Prior to the close of its initial public offering in July 2007, the Partnership entered into an Omnibus Agreement with Parent under which the Partnership reimburses Parent for the provision of various general and administrative services for the Partnership’s benefit. The Omnibus Agreement was amended in conjunction with the purchase of the Acquired Asphalt Assets in February 2008 (See Note 8).

The statements of operations and cash flows for the three months ended March 31, 2007 and 2008 are unaudited. In the opinion of management, the unaudited interim financial statements have been prepared on the same bases as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2008. Interim financial results are not necessarily indicative of the results to be expected for an annual period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is stated at cost and consisted of the following (in thousands):

	Estimated Useful Lives (Years)	December 31, 2007	March 31, 2008
Land		$309	$20,105
Pipelines and facilities	15-25	34,626	92,441
Storage and terminal facilities	10-25	71,873	149,586
Transportation equipment	5-10	25,133	25,121
Office property and equipment and other	3-20	8,505	19,993
Construction-in-progress		2,015	1,050

Property, plant and equipment, gross		142,461	308,296
Accumulated depreciation		(40,222)	(63,476)

Property, plant and equipment, net		$102,239	$244,820

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Property, plant and equipment includes assets under capital leases of $2.4 million and $2.1 million, net of accumulated depreciation of $4.2 million and $4.5 million at December 31, 2007 and March 31, 2008, respectively. All capital leases relate to the transportation equipment asset category.

Depreciation expense for the three months ended March 31, 2007 and March 31, 2008 was $2.1 million and $3.9 million, respectively.

4. LONG TERM DEBT

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

In connection with its purchase of the Acquired Asphalt Assets, the Partnership amended this credit facility to increase the total borrowing capacity to $600.0 million. The amended credit facility is comprised of a $350.0 revolving credit facility and a $250.0 million term loan facility and will mature on July 20, 2012. As of May 2, 2008, the Partnership had an aggregate unused credit availability of approximately $303.0 million.

The Partnership’s obligations under the credit agreement are secured by substantially all of the assets of the Partnership. The Partnership may prepay all advances at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of LIBOR borrowings. As of March 31, 2008, indebtedness under the credit facility bore interest at the Partnership’s option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin that ranges from 0.50% to 1.75%, depending upon the Partnership’s total leverage ratio and senior secured leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.50% to 2.75%, depending upon the Partnership’s total leverage ratio and senior secured leverage ratio. At December 31, 2007 and March 31, 2008, the average interest rate on the Partnership’s outstanding borrowings was 6.35% and 4.73%, respectively.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets, businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures. The credit agreement prohibits the Partnership from making distributions of available cash to unitholders if any default or event of default (as defined in the credit agreement) exists. The credit agreement requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement) of not more than 5.00 to 1.00 and, on a temporary basis, from the date of the consummation of certain acquisitions until the last day of the third consecutive fiscal quarter following such acquisitions, not more than 5.50 to 1.00; provided, that after the issuance of senior unsecured notes, the leverage ratio limitation will be modified by a requirement that the Partnership maintain a senior secured leverage ratio of not more than 4.00 to 1.00 and a total leverage ratio of not more than 5.50 to 1.00, subject to temporary increases of the senior secured leverage ratio to not more than 4.50 to 1.00 and the total leverage ratio of not more than 6.00 to 1.00 following the consummation of certain acquisitions as described above. As of March 31, 2008, the Partnership’s leverage ratio was 2.93 to 1.00.

The credit agreement also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) of not less than 2.75 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. As of March 31, 2008, the Partnership’s interest coverage ratio was 6.36 to 1.00.

The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, a change of control of the Partnership or SemGroup, L.P., and other customary defaults. If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In August 2007 the Partnership entered into interest rate swap agreements with an aggregate notional value of $80.0 million that mature on August 20, 2010. Under the terms of the interest rate swap agreements, the Partnership will pay fixed rates of 4.9% and will receive three-month LIBOR with quarterly settlement. The fair market value of the August 2007 interest rate swaps at March 31, 2008 is a liability of $4.6 million. In March 2008 the Partnership entered into interest rate swap agreements with an aggregate notional value of $100.0 million that mature on March 31, 2011. Under the terms of the interest rate swap agreements, the

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Partnership will pay fixed rates of 2.6% to 2.7% and will receive three-month LIBOR with quarterly settlement. The fair market value of the March 2008 interest rate swaps at March 31, 2008 is a net asset of $0.2 million. The interest rate swaps do not receive hedge accounting treatment under SFAS 133. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.

5. FAIR VALUE MEASUREMENTS

We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities except those that are recognized and recorded in the financial statements at fair value on a recurring basis. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our Level 3 instruments are comprised of interest rate swaps. Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of March 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap assets	$259	$—	$—	$259
Interest rate swap liabilities	(4,649)	—	—	(4,649)

Total	$(4,390)	$—	$—	$(4,390)

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Total

Beginning balance	$(2,233)
Total gains or losses (realized/unrealized)
Included in earnings (1)	(2,151)
Included in other comprehensive income	—
Purchases, issuances, and settlements	(6)
Transfers in and/or out of Level 3	—

Ending balance	$(4,390)

The amount of total losses for the period included in earnings attributable to the change in the unrealized gains or losses relating to liabilities still held at the reporting date	$(2,157)

(1)	Amounts reported as included in earnings are reported as interest expense on the statements of operations.

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

The following sets forth the computation of basic and diluted net income per common and subordinated unit (in thousands, except per unit data):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Net income (loss)	$(12,284)	$9,758
Less: General partner 2% ownership		195

Net income available to limited and subordinated partners		$9,563

Basic and diluted weighted average number of units:
Common units		17,345
Subordinated units		12,571
Restricted and phantom units		485

Basic and diluted net income per common unit		$0.31
Basic and diluted net income per subordinated unit		$0.31

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

7. PARTNERS’ CAPITAL AND DISTRIBUTIONS

On January 24, 2008, the Partnership declared a cash distribution of $0.3375 per unit on its outstanding units. The distribution was paid on February 14, 2008 to unitholders of record on February 1, 2008. The distribution was for the three month period ended December 31, 2007. The total distribution paid was approximately $9.5 million, with approximately $4.9 million, $4.2 million, and $0.2 million paid to the Partnership’s common unitholders, subordinated unitholders and general partner, respectively, and $0.2 million paid to phantom and restricted unitholders pursuant to awards granted under the Partnership’s long-term incentive plan.

On February 20, 2008, the Partnership purchased the Acquired Asphalt Assets from SemMaterials for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of SemMaterials, which was approximately $145.5 million, and with the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital as a distribution to Parent.

8. RELATED PARTY TRANSACTIONS

Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with Parent. For the three months ended March 31, 2008, the Partnership recognized revenue of $27.5 million under the Throughput Agreement.

In conjunction with the purchase of the Acquired Asphalt Assets in February 2008, the Partnership entered into a Terminalling and Storage Agreement (the “Terminalling Agreement”) with Parent. For the three months ended March 31, 2008, the Partnership recognized revenue of $7.7 million under the Terminalling Agreement. Under this agreement, the Partnership provides the following services to Parent:

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

Based on the minimum requirements under the Throughput Agreement and the Terminalling Agreement, Parent is obligated to pay the Partnership an aggregate minimum monthly fee totaling $135.0 million annually for the Partnership’s services.

The Partnership does not take title to, or marketing responsibility for, the crude oil or liquid asphalt cement that it gathers, transports, terminals and stores. The Terminalling Agreement and Throughput Agreement contain a Consumer Price Index adjustment that may offset a portion of any increased costs that the Partnership incurs. If new laws or regulations that affect these services provided under the Terminalling Agreement or Throughput Agreement generally are enacted that require the Partnership to make substantial and unanticipated capital expenditures, the Partnership has the right to negotiate an upfront payment or monthly surcharge to be paid by Parent for the use of the Partnership’s services to cover Parent’s pro rata portion of the cost of complying with these laws or regulations, after the Partnership has made efforts to mitigate their effect. The Partnership and Parent are obligated to negotiate in good faith to agree on the level of the monthly surcharge. The surcharge will not apply in respect of routine capital expenditures.

Parent’s obligations under the Terminalling Agreement and Throughput Agreement may be temporarily suspended during the occurrence of a force majeure event that renders performance of services impossible with respect to an asset for at least 30 consecutive days. If a force majeure event results in a diminution in the services the Partnership is able to provide to Parent pursuant to the Terminalling Agreement or Throughput Agreement, Parent’s minimum service usage commitment would be reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, the Partnership and Parent will each have the right to terminate the rights and obligations with respect to the affected services under the Terminalling Agreement or the Throughput Agreement.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Terminalling Agreement and Throughput Agreement have initial terms that expire on December 31, 2014 with additional automatic one-year renewals unless either party terminates the agreement upon one year’s prior notice. The Terminalling Agreement and Throughput Agreement may be assigned by Parent only with the Partnership’s consent.

The Terminalling Agreement and Throughput Agreement do not apply to any services the Partnership may provide to customers other than Parent.

As of December 31, 2007 and March 31, 2008, the Partnership had $9.7 million and $1.1 million in receivables from Parent and its subsidiaries.

Under the Omnibus Agreement with Parent, the Partnership reimburses Parent for the provision of various general and administrative services for the Partnership’s benefit. The Partnership pays Parent a fixed administrative fee for providing general and administrative services to the Partnership, which was initially fixed at $5.0 million per year through July 2010. Concurrently with the closing of the purchase of the Acquired Asphalt Assets, the Partnership amended and restated the Omnibus Agreement, increasing the fixed administrative fee the Partnership pays Parent for providing general and administrative services to the Partnership from $5.0 million per year to $7.0 million per year through February 2011, subject to annual increases based on increases in the Consumer Price Index and subject to further increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses with the concurrence of the Partnership’s conflicts committee. After February 2011, the Partnership’s general partner will determine the general and administrative expenses to be allocated to the Partnership in accordance with the partnership agreement. For the three months ended March 31, 2008, the Partnership paid Parent $1.5 million for the services provided under the Omnibus Agreement.

The Partnership also reimburses Parent for direct operating payroll and payroll-related costs and other operating costs associated with services the Parent’s employees provide to the Partnership. For the three months ended March 31, 2008, the Partnership recorded $6.9 million in compensation costs and $0.8 million in other operating costs related to services provided by Parent’s employees which is reflected as operating expenses in the accompanying statement of operations. As of December 31, 2007 and March 31, 2008, the Partnership has $10.2 million and $9.9 million in payables to Parent and its subsidiaries. The Partnership settles its affiliate balance on a monthly basis.

During the three months ended March 31, 2008, the Partnership made payments of $0.4 million to a third party entity on whose board of directors a member of the Partnership’s general partner’s board of directors serves in connection with leased transport trucks and trailers utilized in the Partnership’s gathering and transportation services segment. At March 31, 2008 the Partnership has future commitments to this entity totaling $8.6 million.

As of March 31, 2008, the Partnership has a banking relationship with a third party entity on whose board of directors a member of the Partnership’s general partner’s board of directors serves.

9. LONG-TERM INCENTIVE PLAN

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

In July 2007, 475,000 phantom units and 5,000 restricted units were approved which vest ratably over periods of four and three years, respectively. In October 2007, 5,000 restricted units were approved which vest ratably over three years. These grants are equity awards under SFAS 123(R) and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $22.06 per unit. The value of these award grants was approximately $10.5 million, $0.1 million and $0.1 million on their grant dates, respectively, and the unrecognized estimated compensation cost at March 31, 2008 was $8.8 million, which will be recognized over the remaining vesting periods. As of March 31, 2008, all outstanding awards are expected to fully vest.

The Partnership’s equity-based incentive compensation expense for the three months ended March 31, 2007 and 2008 was nil and $0.7 million, respectively.

10. COMMITMENTS AND CONTINGENCIES

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of environmental-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to its estimate of the likely exposure. The Partnership did not have an accrual for legal settlements as of December 31, 2007 or March 31, 2008.

Some of the Partnership’s liquid asphalt cement and residual fuel oil terminalling and storage assets have contractual obligations to perform dismantlement and removal activities when the assets are abandoned. These obligations include varying levels of activity including completely removing the assets and returning the land to its original state. The Partnership has determined that the settlement dates related to the retirement obligations are indeterminate. The assets with indeterminate settlement dates have been in existence for many years and with regular maintenance will continue to be in service for many years to come. Also, it is not possible to predict when demands for the Partnership’s terminalling and storage services will cease and the Partnership does not believe that such demand will cease for the foreseeable future. Accordingly, the Partnership believes the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, the Partnership cannot reasonably estimate the fair value of the associated asset retirement obligations. Management believes that if the Partnership’s asset retirement obligations were settled in the foreseeable future the potential cash flows that would be required to settle the obligations based on current costs are not material. The Partnership will record asset retirement obligations for these assets in the period in which sufficient information becomes available for it to reasonably determine the settlement dates.

11. OPERATING SEGMENTS

The Partnership’s operations consist of two operating segments: (i) terminalling and storage services and (ii) gathering and transportation services.

TERMINALLING AND STORAGE SERVICES —The Partnership provides crude oil and liquid asphalt cement terminalling and storage services at its terminalling and storage facilities located in twenty-three states.

GATHERING AND TRANSPORTATION SERVICES —The Partnership owns and operates two pipeline systems, the Mid-Continent system and the Longview system, that gather crude oil purchased by Parent and its other customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its gathering and transportation system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. It refers to its second gathering and transportation system, which is located in Texas, as the Longview system. In addition to its pipelines, the Partnership uses its owned and leased tanker trucks to gather crude oil for Parent and its other customers at remote wellhead locations generally not covered by pipeline and gathering systems and to transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems. In connection with its gathering services, the Partnership also provides a number of producer field services, ranging from gathering condensates from natural gas companies to hauling produced water to disposal wells.

The Partnership’s management evaluates performance based upon segment operating margin, which includes revenues from affiliates and external customers and operating expenses excluding depreciation and amortization. The non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following table. The Partnership computes the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to income (loss) before income tax, which is its nearest comparable GAAP financial measure, is included in the following table. The Partnership believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure of the economic performance of the Partnership’s core operations. This measure forms the basis of the Partnership’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Income (loss) before income tax, alternatively, includes expense items, such as depreciation and amortization, general and administrative expenses and interest expense, which management does not consider when evaluating the core profitability of an operation.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table reflects certain financial data for each segment for the periods indicated:

	Terminalling and Storage	Gathering and Transportation	Total
	(in thousands)
Three Months Ended March 31, 2007
Service revenue
Third party revenue	$2,736	$5,775	$8,511
Related party revenue	—	123	123

Total revenue for reportable segments	2,736	5,898	8,634	(1)
Operating expenses (excluding depreciation and amortization)	550	13,367	13,917

Operating margin (excluding depreciation and amortization)	2,186	(7,469)	(5,283	) (2)

Total assets (end of period)	64,172	50,650	114,822

Three Months Ended March 31, 2008
Service revenue
Third party revenue	$31	$4,593	$4,624
Related party revenue	17,580	18,010	35,590

Total revenue for reportable segments	17,611	22,603	40,214
Operating expenses (excluding depreciation and amortization)	2,819	15,434	18,253

Operating margin (excluding depreciation and amortization)	14,792	7,169	21,961	(2)

Total assets (end of period)	211,349	50,642	261,991

(1)	Historically, the Predecessor was a part of the integrated operations of Parent, and neither Parent nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Accordingly, revenues reflected for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by Parent on July 20, 2007 are substantially services provided to third parties.
(2)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Operating margin (excluding depreciation and amortization)	$(5,283)	$21,961
Depreciation and amortization	2,200	4,013
General and administrative expenses	4,372	3,010
Interest expense	429	5,089

Income (loss) before income taxes	$(12,284)	$9,849

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

12. RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS No. 161”). This Statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning January 1, 2009. With the adoption of this statement, the Partnership does not expect any significant impact on its financial position, results of operations or cash flows.

In March 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“Issue No. 07-4”). This conclusion reached by the EITF affects how a master limited partnership (“MLP”) allocates income between its general partner, which typically holds incentive distribution rights (“IDRs”) along with the general partner interest, and the limited partners. It is not uncommon for MLPs to experience timing differences between the recognition of income and partnership distributions. The amount of incentive distribution is typically calculated based on the amount of distributions paid to the MLP’s partners. The issue is whether current period earnings of an MLP should be allocated to the holders of IDRs as well as the holders of the general and limited partnership interests when applying the two-class method under SFAS No. 128, “Earnings Per Share.”

The conclusion reached by the EITF in Issue No. 07-4 is that when current period earnings are in excess of cash distributions, the undistributed earnings should be allocated to the holders of the general partner interest, the holders of the limited partner interest and incentive distribution rights holders based upon the terms of the partnership agreement. Under this model, contractual limitations on distributions to incentive distribution rights holders would be considered when determining the amount of earnings to allocate to them. That is, undistributed earnings would not be considered available cash for purposes of allocating earnings to incentive distribution rights holders. Conversely, when cash distributions are in excess of earnings, net income (or loss) should be reduced (increased) by the distributions made to the holders of the general partner interest, the holders of the limited partner interest and incentive distribution rights holders. The resulting net loss would then be allocated to the holders of the general partner interest and the holders of the limited partner interest based on their respective sharing of the losses based upon the terms of the partnership agreement.

Issue No. 07-4 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The accounting treatment is effective for all financial statements presented. The Partnership is currently considering the impact of the adoption of Issue 07-4 on its presentation of earnings per unit.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement requires assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Partnership is currently assessing the impact, if any, the adoption of this statement will have on its financial position, results of operations or cash flows.

SEMGROUP ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS

On April 24, 2008, the Partnership declared a cash distribution of $0.40 per unit on its outstanding units for the three month period ended March 31, 2008. The distribution is payable on May 15, 2008 to unitholders of record on May 5, 2008. The total distribution to be paid is approximately $14.3 million, with approximately $8.5 million, $5.0 million, and $0.6 million paid to the Partnership’s common unitholders, subordinated unitholders and general partner, respectively, and $0.2 million paid to phantom and restricted unitholders pursuant to awards granted under the Partnership’s long-term incentive plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “SemGroup Energy Partners,” “our,” “we,” “us” and similar terms refer to SemGroup Energy Partners, L.P., together with our subsidiaries, (2) our “Parent” refers to SemGroup, L.P. and its subsidiaries and affiliates (other than us), and (3) “Crude Oil Business” refers to the crude oil gathering, transportation, terminalling and storage assets that were contributed to us by our Parent. The historical financial statements for periods prior to the contribution of the operations to us by our Parent on July 20, 2007 reflect the operations of our predecessor. The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our predecessor’s financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership as used herein refers to the financial results and operations of our predecessor until its contribution to us, and to our financial results and operations thereafter.

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “should,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and those set forth in “Item 1A. Risk Factors” of this report, if any.

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

Overview

We are a publicly traded master limited partnership with operations in twenty-three states. We provide integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and liquid asphalt cement. We manage our operations through two operating segments: (i) terminalling and storage services and (ii) gathering and transportation services. We were formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

On July 20, 2007, we issued 12,500,000 common units, representing limited partnership interests, and 12,570,504 subordinated units, representing additional limited partnership interests, to SemGroup Holdings, L.P. (“SemGroup Holdings”) and 549,908 general partner units representing a 2.0% general partner interest to SemGroup Energy Partners G.P., L.L.C. SemGroup Holdings subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, we issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option. The initial public offering closed on July 23, 2007.

On February 20, 2008, we purchased land, receiving infrastructure, machinery, pumps and piping and 46 liquid asphalt cement and residual fuel oil terminalling and storage facilities (the “Acquired Asphalt Assets”) from SemMaterials, L.P. (“SemMaterials”) for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of SemMaterials, which was approximately $145.5 million, with the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital as a distribution to SemGroup, L.P. (“Parent”). In conjunction with the purchase of the Acquired Asphalt Assets, we amended our existing credit facility, increasing our borrowing capacity to $600 million. Concurrently, we issued 6,000,000 common units, receiving proceeds, net of underwriting discounts and offering-related costs, of $137.2 million. Our general partner also made a capital contribution of $2.9 million to maintain its 2.0% general partner interest. On March 5, 2008, we issued an additional 900,000 common units, receiving proceeds, net of underwriting discounts, of $20.6 million, in connection with the underwriters’ exercise of their over-allotment option in full. Our general partner made a corresponding capital contribution of $0.4 million to maintain its 2.0% general partner interest.

We derive a substantial majority of our revenues from services provided to our Parent. For the three months ended March 31, 2008, approximately 89% of our revenue was derived from services we provided to our Parent. Based on the minimum requirements under the Throughput Agreement and the Terminalling Agreement, Parent is obligated to pay the Partnership an aggregate minimum monthly fee totaling $135.0 million annually for the Partnership’s services.

Items Impacting the Comparability of Our Financial Results

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

•

Our predecessor recognized revenues from third parties for (1) crude oil storage services, (2) crude oil transportation services and (3) crude oil producer field services. Although a substantial majority of our revenues are derived from services provided to our Parent, we also recognize revenue for gathering, transportation, terminalling and storage services provided to third parties.

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

•

We are party to an Omnibus Agreement with our Parent. The Omnibus Agreement was amended in connection with the purchase of the Acquired Asphalt Assets to, among other things, increase the fixed administrative fee payable under such agreement from $5.0 million per year to $7.0 million per year. Pursuant to the Amended Omnibus Agreement, we will pay our general partner and our Parent this fixed administrative fee for the provision by our general partner and our Parent of various general and administrative services to us for three years following the acquisition of our asphalt assets. For a more complete description of this agreement, see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements Related to Our Acquisition of the Asphalt Assets —Amended Omnibus Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

•

Our predecessor had $31.2 million in debt payable to Parent which was not assumed by us in our initial public offering. We entered into a $250.0 million five-year credit facility and borrowed $137.5 million under that facility and used net proceeds of approximately $38.7 million from the issuance of 1,875,000 common units pursuant to the underwriters’ exercise of their over-allotment option in our initial public offering to reduce outstanding borrowings under our credit facility. In connection with the purchase of our Acquired Asphalt Assets, we amended our credit facility to increase our borrowing capacity to $600.0 million. Our amended credit facility is comprised of a $350.0 million revolving credit facility and a $250.0 million term loan facility, both of which mature in July 2012. As of May 2, 2008, we had $297.0 million in outstanding borrowings under our credit facility (including $47.0 million under our revolving credit facility and $250.0 million under our term loan facility) and, as a result, we have approximately $303 million of remaining borrowing capacity under the credit facility.

Terminalling Agreement

In connection with our acquisition of the Acquired Asphalt Assets, we entered into the Terminalling Agreement with our Parent. A substantial portion of our revenues are derived from services provided to the finished asphalt product processing and marketing operations of our Parent pursuant to this agreement. Under this agreement, we provide the following services to our Parent:

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

Results of Operations

The following table summarizes the financial results of the Partnership for three months ended March 31, 2007 and 2008:

	Three Months ended March 31,
	2007	2008
	(in thousands)
Service revenues:
Terminalling and storage revenues:
Third party	$2,736	$31
Related party	—	17,580

Total terminalling and storage	2,736	17,611
Gathering and transportation revenues:
Third party	5,775	4,593
Related party	123	18,010

Total gathering and transportation	5,898	22,603

Total revenues	8,634	40,214

Operating expenses:
Terminalling and storage	1,133	5,008
Gathering and transportation	14,984	17,258

Total operating expenses	16,117	22,266

General and administrative expenses:	4,372	3,010

Operating income (loss)	(11,855)	14,938
Interest expense	429	5,089
Income tax expense	—	91

Net income (loss)	$(12,284)	$9,758

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Service revenues. Service revenues were $40.2 million for the three months ended March 31, 2008 compared to $8.6 million for the three months ended March 31, 2007, an increase of $31.6 million, or 367%. Service revenues include revenues from terminalling and storage services and gathering and transportation services. Terminalling and storage revenues increased by $14.9 million to $17.6 million for the three months ended March 31, 2008 compared to $2.7 million for the three months ended March 31, 2007, primarily due to revenues generated under both the Throughput Agreement (revenues of $9.9 million for the three months ended March 31, 2008) and Terminalling Agreement (revenues of $7.7 million for the three months ended March 31, 2008) which were not present in the three months ended March 31, 2007. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Our gathering and transportation services revenue increased by $16.7 million to $22.6 million for three months ended March 31, 2008 compared to $5.9 million for the three months ended March 31, 2007. This increase is primarily due to revenues generated under the Throughput Agreement subsequent to the closing of our initial public offering. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Operating expenses. Operating expenses increased by $6.2 million, or 39%, to $22.3 million for the three months ended March 31, 2008 compared to $16.1 million for the three months ended March 31, 2007. Our fuel expenses increased by $2.1 million to $4.1 million for the three months ended March 31, 2008 compared to $2.0 million for the three months ended March 31, 2007. The increase in our fuel costs is attributable to the increase in number of transport trucks we operated for the respective periods and the rising price of diesel fuel during the comparative periods. The Throughput Agreement provides for a fuel surcharge, recorded in revenue, which offsets increases in fuel expenses related to either rising diesel prices or force majeure events. Also included in fuel expense for the three months ended March 31, 2008 is $1.2 million of fuel and power expense associated with the boiler systems utilized to heat our liquid asphalt cement storage tanks that were acquired in February 2008. Under the Terminalling Agreement, this component of fuel expense is passed through to our Parent. As a result of this agreement, we have recorded $1.2 million in revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.

Compensation expense increased by $1.4 million to $6.9 million for the three months ended March 31, 2008 primarily as a result of the purchase of our Acquired Asphalt Assets in February 2008. Our repair and maintenance expenses increased by $0.1 million to $1.9 million for the three months ended March 31, 2008 compared to $1.8 million for the three months ended March 31, 2007, primarily due to the timing of routine maintenance in our gathering and transportation segment. Lease expense related to crude oil tanker trucks increased by $0.3 million to $0.5 million for the three months ended March 31, 2008. This increase is attributable to the replacement of crude oil transport vehicles that were historically financed through capital leases. As a result of the growth in our property and equipment, our property taxes increased by $0.3 million to $0.5 million for the three months ended March 31, 2008 compared to $0.2 million for the three months ended March 31, 2007.

Depreciation expense increased by $1.8 million to $3.9 million for the three months ended March 31, 2008 compared to $2.1 million for the three months ended March 31, 2007, primarily as a result of capital expenditures in our terminalling and storage segment and as a result of the purchase of our Acquired Asphalt Assets in February 2008.

Outside services expenses increased by $0.7 million to $1.1 million for the three months ended March 31, 2008 compared to $0.4 million for the three months ended March 31, 2007, primarily due to an increase in third party transportation costs resulting from increased volumes gathered in our gathering and transportation segment. In addition our utilities expenses increased by $0.4 million to $0.7 million for the three months ended March 31, 2008 compared to $0.3 million for the three months ended March 31, 2007, primarily due to growth in our gathering and transportation segment.

Included in operating expenses for the three months ended March 31, 2007 are $1.1 million in costs associated with the clean up of a crude oil leak that occurred in the three months ended March 31, 2007 in relation to a thirty-five mile pipeline located in Conroe, Texas. This gathering line was sold by our Parent on April 30, 2007, and our Parent assumed any future obligations associated with the aforementioned leak.

General and administrative expenses. General and administrative expenses decreased by $1.4 million, or 32%, to $3.0 million for the three months ended March 31, 2008 compared to $4.4 million for the three months ended March 31, 2007. The decrease was primarily the result of entering into the Omnibus Agreement with our Parent in July 2007, pursuant to which we pay a fixed monthly fee of $0.4 million for general and administrative support services provided by our Parent. The Omnibus Agreement was amended in February 2008 in connection with the purchase of our Acquired Asphalt Assets which increased our fixed monthly fee to $0.6 million. Also included in general and administrative expenses for the three months ended March 31, 2008 is $0.7 million in non-cash, equity-based compensation recognized under our long-term incentive plan. The long-term incentive plan did not exist during the three months ended March 31, 2007.

Interest expense. Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility. Interest expense increased by $4.7 million to $5.1 million for the three months ended March 31, 2008 compared to $0.4 million for the three months ended March 31, 2007. The increase was primarily due to an increase in the average long-term borrowings outstanding during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, which accounted for approximately $2.5 million of the total increase in interest expense, and is a reflection of borrowings under our new credit facility. In addition, we entered into two interest rate swap agreements during the third quarter of 2007 and three additional interest rate swap agreements in February 2008, the fair value accounting for which resulted in $2.2 million in interest expense for the three months ended March 31, 2008.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of the Partnership’s operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash generated from operations and borrowings under our credit facility are the primary sources of our liquidity. Historically, our predecessor’s sources of liquidity included cash generated from operations and funding from our Parent. The following table summarizes our sources and uses of cash for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Net cash provided by (used in) operating activities	$(12.1)	$25.9
Net cash used in investing activities	(9.0)	(380.5)
Net cash provided by financing activities	21.1	355.0

Operating Activities. Net cash provided by operating activities was $25.9 million for the three months ended March 31, 2008 as compared to the $12.1 million used in operating activities for the three months ended March 31, 2007. The increase in net cash provided by operating activities is primarily due to a $22.0 million increase in our net income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. In addition, cash provided by our operating activities increased due to a $1.8 million increase in depreciation and amortization, an increase in our unrealized loss related to interest rate swap agreements of $2.2 million, and an increase of $11.3 million in cash provided by changes in working capital.

Investing Activities. Net cash used in investing activities was $380.5 million for the three months ended March 31, 2008 compared to $9.0 million for the three months ended March 31, 2007. This increase is primarily attributable to the purchase of our Acquired Asphalt Assets in February 2008 for approximately $380 million. The increase due to the purchase of our Acquired Asphalt Assets was offset by a reduction in capital expenditures primarily resulting from the timing of construction projects in our terminalling and storage segment.

Financing Activities. Net cash provided by financing activities was $355.0 million for the three months ended March 31, 2008 as compared to $21.1 million for the three months ended March 31, 2007. Net cash provided by financing activities for the three months ended March 31, 2008 is primarily comprised of net borrowings under our credit facility of $205.4 million and proceeds from the February 2008 public offering, net of offering fees, of $161.2 million, and is offset by distributions paid of $9.4 million for the three months ended March 31, 2008. Prior to our initial public offering our net cash provided by financing activities primarily comprised of capital contributions received from our Parent. The capital contributions served to fund our working capital needs and both maintenance and expansion capital expenditure projects that are reflected in net cash used in investing activities for the three months ended March 31, 2007.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At March 31, 2008, we had approximately $305.0 million of availability under our revolving credit facility. We believe that cash generated from these sources will continue to be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and quarterly cash distributions. Usage of our revolving credit facility is subject to ongoing compliance with covenants. We believe we are currently in compliance with all covenants. We derive a substantial majority of our revenues from services provided to our Parent, and as such, our liquidity is affected by the liquidity and credit risk of our Parent. There have been no changes to our Parent’s credit ratings as disclosed in our 2007 Form 10-K.

Capital Requirements. Our operations are capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements consist of the following:

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

Contractual Obligations. In addition to the credit facility described above, we have entered into the Omnibus Agreement with our Parent pursuant to which our Parent provides all employees and support services necessary to run our business. The services include, without limitation, operations, marketing, maintenance and repair, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. As of March 31, 2008, we were obligated to pay our general partner and our Parent a fixed administrative fee, in the amount of $7.0 million per year, for the provision by our general partner and our Parent of various general and administrative services pursuant to the Omnibus Agreement.

A summary of our contractual cash obligations over the next several fiscal years, as of March 31, 2008, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Omnibus Agreement obligations (1)	$20.2	$7.0	$13.2	$—	$—
Debt obligations (2)	295.0	—	—	295.0	—
Capital lease obligations	2.0	1.2	0.8	—	—
Operating lease obligations	13.0	3.5	8.1	1.0	0.4

(1)	In connection with our February 20, 2008 purchase of our Acquired Asphalt Assets, we amended the Omnibus Agreement under which we pay our general partner and our Parent $7.0 million per year through February, 2011. For a description of this agreement, see Note 8 of the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.
(2)	Represents required future principal repayments of borrowings under our credit facility, all of which is variable rate debt. All amounts outstanding under the credit facility mature in July 2012. See Note 4 of the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 12 of the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to variable interest rates under our $600.0 million five-year credit facility.

As of May 2, 2008 we had $297.0 million outstanding under our credit facility that was subject to a variable interest rate. Through the use of interest rate swap contracts, we have fixed our interest expense on $80.0 million of our borrowings through August of 2010 and an addition $100.0 million of our borrowings through March of 2011. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on current borrowings and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate will result in increased or decreased, respectively, annual interest expenses of $1.2 million.

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of the end of the period covered by this report, the effectiveness of the Partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.

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

Item 1A.	Risk Factors

Information about risk factors for the three months ended March 31, 2008 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our February 2008 public offering, our general partner made a capital contribution of $2.9 million to maintain its 2% general partner interest in us. Our general partner made an additional capital contribution of $0.4 million to maintain its 2% general partner interest in us in connection with the exercise of the underwriters over-allotment option. We issued 122,449 general partner units and 18,368 general partner units, respectively, in connection with these capital contributions. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SemGroup Energy Partners, L.P.

	By:	SemGroup Energy Partners G.P., L.L.C. its General Partner

Date: May 8, 2008	By:	/s/ Michael J. Brochetti
Michael J. Brochetti Chief Financial Officer

Date: May 8, 2008	By:	/s/ Alex G. Stallings
Alex G. Stallings Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
3.1	Certificate of Limited Partnership of SemGroup Energy Partners, L.P. (the “Partnership”), dated February 22, 2007 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed March 9, 2007, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated July 20, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of SemGroup Energy Partners, L.P., effective as of July 20, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed on April 14, 2008, and incorporated herein by reference).

3.4	Certificate of Formation of SemGroup Energy Partners G.P., L.L.C. (the “General Partner”), dated February 22, 2007 (filed as Exhibit 3.2 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed March 9, 2007, and incorporated herein by reference).

3.5	Amended and Restated Limited Liability Company Agreement of the General Partner, dated July 20, 2007 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

4.1	Specimen Unit Certificate (included in Exhibit 3.2).

10.1	Amended and Restated Credit Agreement, dated February 20, 2008, among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer ands Swing Line Lender, Bank of America, N.A., as Syndication Agent and the other lenders from time to time party thereto (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.2	Purchase and Sale Agreement, dated as of January 14, 2008, by and among SemMaterials, L.P. and SemGroup Energy Partners Operating, L.L.C. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed on January 15, 2008, and incorporated herein by reference).

10.3	Amended and Restated Omnibus Agreement, dated as of February 20, 2008, by and among SemGroup, L.P., SemManagement, L.L.C., SemMaterials, L.P., the Partnership, SemGroup Energy Partners G.P., L.L.C. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.4#	Terminalling and Storage Agreement, dated as of February 20, 2008, by and between SemMaterials, L.P. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.5	Terminal Access and Use Agreement, dated as of January 28, 2008, by and among SemMaterials Energy Partners, L.L.C., SemMaterials, L.P. and K.C. Asphalt, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

#	Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.