Form 10-Q
period 2008-06-30
SemGroup Energy Partners, L.P.
filed 2009-03-23
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer   ☐                                                                                                                                       Accelerated filer   ☐

         Non-accelerated filer   ☒  (Do not check if a smaller reporting company)                                                                                                                                    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of March 13, 2009, there were 21,557,309 common units and 12,570,504 subordinated units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except units)

	As of December 31,	As of June 30,
	2007	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$416	$758
Accounts receivable, net of allowance for doubtful accounts of $0 and $357
at December 31, 2007 and June 30, 2008, respectively	2,666	2,081
Receivables from related parties, net of allowance for doubtful accounts of
$0 and $900 at December 31, 2007 and June 30, 2008, respectively	9,665	1,971
Prepaid insurance	797	1,091
Debt issuance costs	-	2,776
Interest rate swaps asset	-	2,998
Other current assets	442	506
Total current assets	13,986	12,181
Property, plant and equipment, net of accumulated depreciation of $40,222 and $69,277
at December 31, 2007 and June 30, 2008, respectively	102,239	293,681
Goodwill	6,340	6,340
Other assets, net	2,917	1,976
Total assets	$125,482	$314,178
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$3,045	$3,941
Payables to related parties	10,227	9,915
Accrued interest payable	449	1,921
Accrued property taxes	-	1,183
Unearned revenue	-	968
Other accrued liabilities	340	290
Current portion of capital lease obligations	1,236	1,116
Interest rate swaps liability	-	2,502
Current portion of long term debt	-	421,900
Total current liabilities	15,297	443,736
Long-term debt	89,600	-
Long-term capital lease obligations	1,123	587
Interest rate swaps liability	2,233	-
Commitments and contingencies (Notes 4, 10 and 13)
Partners' capital (deficit):

Common unitholders (14,375,000 and 21,275,000 units issued and outstanding at
December 31, 2007 and June 30, 2008, respectively)	317,004	479,253
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(287,210)	(285,469)
General partner interest (2.0% interest with 549,908 and 690,725 general partner units
outstanding at December 31, 2007 and June 30, 2008, respectively)	(12,565)	(323,929)
Total Partners' capital (deficit)	17,229	(130,145)
Total liabilities and Partners' capital (deficit)	$125,482	$314,178

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(unaudited)
Service revenue:
Third party revenue	$10,464	$6,027	$18,975	$10,651
Related party revenue	-	49,249	123	84,839
Total revenue	10,464	55,276	19,098	95,490
Expenses:
Operating	18,041	29,505	34,158	51,771
Allowance for doubtful accounts	-	1,266	-	1,266
General and administrative	4,118	3,057	8,490	6,067
Total expenses	22,159	33,828	42,648	59,104
Operating income (loss)	(11,695)	21,448	(23,550)	36,386
Other expenses:
Interest (income) expense	516	(225)	945	4,864
Income (loss) before income taxes	(12,211)	21,673	(24,495)	31,522
Provision for income taxes	-	77	-	168
Net income (loss)	$(12,211)	$21,596	$(24,495)	$31,354
Allocation of net income to limited and subordinated partners:
General partner interest in net income		$3,410		$3,605
Net income allocable to limited and subordinated partners		$18,186		$27,749

Basic and diluted net income per common unit		$0.53		$0.84
Basic and diluted net income per subordinated unit		$0.53		$0.84

Weighted average common units outstanding - basic and diluted		21,275		19,310
Weighted average subordinated partners' units outstanding - basic and diluted		12,571		12,571

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

			General	Total
	Common	Subordinated	Partner	Partners'
	Unitholders	Unitholders	Interest	Capital (Deficit)
	(unaudited)
Balance, December 31, 2007	$317,004	$(287,210)	$(12,565)	$17,229
Net income	17,296	10,453	3,605	31,354
Equity-based compensation	849	559	29	1,437
Distributions paid	(13,719)	(9,271)	(727)	(23,717)
Proceeds from sale of 6,900,000 common units, net of underwriters' discount and
offering expenses of $7.1 million	157,823			157,823
Proceeds from issuance of 140,817 general partner units			3,365	3,365
Consideration paid in excess of historical cost of assets acquired from Private Company			(317,636)	(317,636)
Balance, June 30, 2008	$479,253	$(285,469)	$(323,929)	$(130,145)

See accompanying notes to unaudited financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2007	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(24,495)	$31,354
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible receivables from third parties	-	357
Provision for uncollectible receivables from related parties	-	900
Depreciation and amortization	4,387	9,772
Amortization of debt issuance costs	-	262
Unrealized gain related to interest rate swaps	-	(2,729)
(Gain) loss on sale of assets	52	(46)
Equity-based incentive compensation expense	-	1,437

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,269)	228
Decrease in receivables from related parties	-	6,794
Increase in prepaid insurance	(399)	(294)
Increase in other current assets	(105)	(369)
Decrease (increase) in other assets	70	(152)
Increase (decrease) in accounts payable	(747)	242
Decrease in payables to related parties	-	(312)
Increase in accrued interest payable	-	1,472
Increase in accrued property taxes	-	1,183
Increase in unearned revenue	-	968
Increase (decrease) in accrued liabilities	605	(50)
Net cash provided by (used in) operating activities	(21,901)	51,017
Cash flows from investing activities:
Acquisition of assets from Private Company	-	(514,643)
Capital expenditures	(15,265)	(3,485)
Proceeds from sale of assets	331	372
Net cash used in investing activities	(14,934)	(517,756)
Cash flows from financing activities:
Debt issuance costs	-	(2,094)
Payments on capital lease obligations	(992)	(646)
Borrowings under credit facility	-	492,400
Payments under credit facility	-	(160,100)
Proceeds from equity issuance, net of offering costs	-	161,238
Distributions paid	-	(23,717)
Contributions from Parent	37,827	-
Net cash provided by financing activities	36,835	467,081
Net increase in cash and cash equivalents	-	342
Cash and cash equivalents at beginning of period	-	416
Cash and cash equivalents at end of period	$-	$758
Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(421)	$654

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

On July 20, 2007, the Partnership issued 12,500,000 common units, representing limited partner interests in the Partnership, and 12,570,504 subordinated units, representing additional limited partner interests in the Partnership, to SemGroup Holdings, L.P. (“SemGroup Holdings”) and 549,908 general partner units representing a 2.0% general partner interest in the Partnership to SemGroup Energy Partners G.P., L.L.C.  SemGroup Holdings subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, the Partnership issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option. The initial public offering closed on July 23, 2007.  In connection with its initial public offering, the Partnership entered into a Throughput Agreement (the “Throughput Agreement”) with SemGroup, L.P. (collectively, with its subsidiaries other than the Partnership and the Partnership’s general partner, the “Private Company”) under which the Partnership provides crude oil gathering and transportation and terminalling and storage services to the Private Company.

On February 20, 2008, the Partnership purchased land, receiving infrastructure, machinery, pumps and piping and 46 liquid asphalt cement and residual fuel oil terminalling and storage facilities (the “Acquired Asphalt Assets”) from the Private Company for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of the Private Company, which was approximately $145.5 million, with the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  In conjunction with the purchase of the Acquired Asphalt Assets, the Partnership amended its existing credit facility, increasing its borrowing capacity to $600 million. Concurrently, the Partnership issued 6,000,000 common units, receiving proceeds, net of underwriting discounts and offering-related costs, of $137.2 million. The Partnership’s general partner also made a capital contribution of $2.9 million to maintain its 2.0% general partner interest in the Partnership. On March 5, 2008, the Partnership issued an additional 900,000 common units, receiving proceeds, net of underwriting discounts, of $20.6 million, in connection with the underwriters’ exercise of their over-allotment option in full. The Partnership’s general partner made a corresponding capital contribution of $0.4 million to maintain its 2.0% general partner interest in the Partnership.  In connection with the acquisition of the Acquired Asphalt Assets, the Partnership entered into a Terminalling and Storage Agreement (the “Terminalling Agreement”) with the Private Company and certain of its subsidiaries under which the Partnership provides liquid asphalt cement terminalling and storage and throughput services to the Private Company and the Private Company has agreed to use the Partnership’s services at certain minimum levels.  The board of directors of the Partnership’s general partner (the “Board”) approved the acquisition of the Acquired Asphalt Assets as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets was fair, from a financial point of view, to the Partnership.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    On May 12, 2008, the Partnership purchased the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that originates in Ardmore, Oklahoma and terminates in Drumright, Oklahoma (the “Acquired Pipeline Assets”) from the Private Company for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs.  For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Pipeline Assets recorded at the historical cost of the Private Company, which was approximately $35.1 million, with the additional purchase price of $10.0 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  The acquisition was funded with borrowings under the Partnership’s existing revolving credit facility.  The Board approved the acquisition of the Acquired Pipeline Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Pipeline Assets was fair, from a financial point of view, to the Partnership.

On May 30, 2008, the Partnership purchased eight recently constructed crude oil storage tanks located at the Cushing Interchange from the Private Company and the Private Company assigned a take-or-pay, fee-based agreement to the Partnership that commits substantially all of the 2.0 million barrels of new storage to a third-party customer through August 2010 (the “Acquired Storage Assets”) for aggregate consideration of $90.2 million, including $0.2 million of acquisition-related costs.  For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Storage Assets recorded at the historical cost of the Private Company, which was approximately $16.6 million, with the additional purchase price of $73.6 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  The acquisition was funded with borrowings under the Partnership’s existing revolving credit facility.  The Board approved the acquisition of the Acquired Storage Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Storage Assets was fair, from a financial point of view, to the Partnership.

For the six months ended June 30, 2008 and the year ended December 31, 2008, the Partnership derived approximately 88% and approximately 73%, respectively, of its revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks, from services it provided to the Private Company.

On July 22, 2008, the Private Company and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS.   The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. None of the Partnership, its general partner, the subsidiaries of the Partnership nor the subsidiaries of the general partner were party to the Bankruptcy Filings.  See Notes 4 and 13 for a discussion of the impact of the Bankruptcy Filings and related events upon the Partnership.

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Notes 4 and 13 to the financial statements, events of default have occurred and are continuing under the Partnership’s credit agreement resulting in the classification of $421.9 million of debt as a current liability and a working capital deficiency of $431.6 million.  The Partnership is operating on cash flows received from operations and from a $25.0 million borrowing under its credit facility on July 8, 2008 prior to the occurrence of the events of default. If the Partnership is unable to sustain its sources of revenue generation and reestablish its relationships within the credit markets, this cash position will not be sufficient to operate its business over the long-term.  As of March 13, 2009, the Partnership has approximately $33.9 million of cash that it is using to operate its business.  Additionally, the Partnership earned 88% of its revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks, for the six months ended June 30, 2008 from the Private Company, which made the Bankruptcy Filings in July 2008, the effects of which are more fully disclosed in Note 13.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 13.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements and related notes include the accounts of the Partnership, and prior to July 20, 2007, the operations contributed to the Partnership by the Private Company in connection with the Partnership’s initial public offering. The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).

The accompanying financial statements include the results of operations of crude oil terminalling and storage and gathering and transportation operations that were contributed to the Partnership prior to the closing of the Partnership’s initial public offering on a carve-out basis and are referred to herein as the “Predecessor.”  Both the Partnership and the Predecessor had common ownership and, in accordance with Emerging Issues Task Force Issue No. 87-21, “Change of Accounting Basis in Master Limited Partnership Transactions,” the assets and liabilities transferred were carried forward to the Partnership at their historical amounts.  Additionally, due to the common control of the Private Company and the Partnership, subsequent acquisitions of fixed assets from the Private Company are recorded at the historical cost of the Private Company.  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

Through the date of the initial public offering, the Private Company provided cash management services to the Predecessor through a centralized treasury system. As a result, all of the Predecessor’s charges and cost allocations covered by the centralized treasury system were deemed to have been paid to the Private Company in cash during the period in which the cost was recorded in the financial statements. In addition, cash advances by the Private Company in excess of cash earned by the Predecessor are reflected as contributions from the Private Company in the statements of cash flows.

Historically, the Predecessor was a part of the integrated operations of the Private Company, and neither the Private Company nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. The Private Company and the Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in these financial statements for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by the Private Company on July 20, 2007 relate to services provided to third parties. Prior to the close of its initial public offering in July 2007, the Partnership entered into a Throughput Agreement with the Private Company under which the Partnership provides crude oil gathering and transportation and terminalling and storage services to the Private Company.  In connection with its February 2008 purchase of the Acquired Asphalt Assets, the Partnership entered into a Terminalling Agreement with the Private Company under which the Partnership provides liquid asphalt cement terminalling and storage and throughput services to the Private Company (See Note 8).

The accompanying financial statements include allocated general and administrative charges from the Private Company for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. General and administrative charges allocated by the Private Company prior to the contribution of the assets, liabilities and operations to the Partnership by the Private Company were $2.7 million for the six months ended June 30, 2007. Management believes that the allocated general and administrative expense is representative of the costs and expenses incurred by the Private Company for the Predecessor. Prior to the close of its initial public offering in July 2007, the Partnership entered into an Omnibus Agreement with the Private Company under which the Partnership reimburses the Private Company for the provision of various general and administrative services for the Partnership’s benefit.  The Omnibus Agreement was amended in conjunction with the purchase of the Acquired Asphalt Assets in February 2008 (See Note 8).  The events related to the Bankruptcy Filings have terminated the Private Company’s obligations to provide services to the Partnership under the Omnibus Agreement.  Pursuant to an order entered by the Bankruptcy Court, the Private Company agreed to continue providing such services until November 30, 2008.  Although the Private Company is not required to continue providing these services pursuant to the Omnibus Agreement or the order of the Bankruptcy Court, the Private Company has continued to provide these services to the Partnership as of the date of the filing of this report (See Note 13).  Pursuant to the Settlement Agreement (as defined below), the Private Company will reject the Amended Omnibus Agreement as part of the Bankruptcy Cases (as defined below) and the Partnership and the Private Company will enter into a shared services agreement pursuant to which the Private Company will provide certain operational services for the Partnership.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see Note 13).

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The statements of operations for the three and six months ended June 30, 2007 and 2008 and the statements of cash flows for the six months ended June 30, 2007 and 2008 are unaudited. In the opinion of management, the unaudited interim financial statements have been prepared on the same bases as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2008.  Interim financial results are not necessarily indicative of the results to be expected for an annual period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is stated at cost and consisted of the following (in thousands):

	Estimated
	Useful	December 31,	June 30,
	Lives (Years)	2007	2008
Land		$309	$15,065
Land improvements	10-20	-	5,179
Pipelines and facilities	5-31	34,626	94,177
Storage and terminal facilities	10-35	71,873	166,625
Transportation equipment	3-10	25,133	24,996
Office property and equipment and other	3-31	8,505	19,973
Construction-in-progress		2,015	36,943
Property, plant and equipment, gross		142,461	362,958
Accumulated depreciation		(40,222)	(69,277)
Property, plant and equipment, net		$102,239	$293,681

    Property, plant and equipment includes assets under capital leases of $2.4 million and $1.7 million, net of accumulated depreciation of $4.2 million and $4.7 million at December 31, 2007 and June 30, 2008, respectively. All capital leases relate to the transportation equipment asset category.  At June 30, 2008, $35.5 million of construction-in-progress consists of the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that was acquired by the Partnership from the Private Company on May 12, 2008.  The Partnership has suspended capital expenditures on this pipeline due to the Bankruptcy Filings (See Note 13).  Management currently intends to put the asset into service by late 2009 or early 2010 and is exploring various alternatives to complete the project.

Depreciation expense for the six months ended June 30, 2007 and June 30, 2008 was $4.2 million and $9.6 million, respectively.

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

In connection with its purchase of the Acquired Asphalt Assets, the Partnership amended this credit facility to increase the total borrowing capacity to $600.0 million.  The credit facility will mature on July 20, 2012.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Events of default have occurred and are continuing under the Partnership’s credit agreement.  In addition, the Private Company’s actions related to the Bankruptcy Filings as well as the Private Company’s liquidity issues and any corresponding impact upon the Partnership may result in additional events of default under the Partnership’s credit agreement (See Note 13).  No cure periods are applicable to these existing events of default.  These events of default have not been waived and are continuing under the Partnership’s credit agreement.  Due to the existing events of default under the Partnership’s credit agreement, the Partnership is not able to borrow under its credit facility to fund working capital needs or for other purposes (See Note 13).

Due to the events of default, upon the expiration or termination of any applicable forbearance period, the lenders may, among other remedies, declare all outstanding amounts under the credit agreement immediately due and payable and exercise all other rights and remedies available to the lenders under the credit agreement and related loan documents.  A vote of lenders having more than 50% of the sum of (i) the aggregate revolver commitments and (ii) the outstanding term loan are required to exercise such a remedy.  If the lenders exercise such a remedy, the Partnership may be forced to make a bankruptcy filing or take other actions.  The Partnership is also prohibited from making cash distributions to its unitholders while the events of default exist.  Certain lenders under the Partnership's credit facility are also lenders under the Private Company’s credit facility.  The progress of the Private Company’s bankruptcy proceedings may influence the decisions of these lenders relating to the Partnership's credit facility.

Effective on September 18, 2008, the Partnership and the requisite lenders under its credit facility entered into a Forbearance Agreement and Amendment to Credit Agreement (the “Forbearance Agreement”) under which the lenders agreed, subject to specified limitations and conditions, to forbear from exercising their rights and remedies arising from the Partnership’s events of default described above and other defaults or events of default described therein for the period commencing on September 18, 2008 and ending on the earliest of (i) December 11, 2008, (ii) the occurrence of any default or event of default under the credit agreement other than certain defaults and events of default indicated in the Forbearance Agreement, or (iii) the failure of the Partnership to comply with any of the terms of the Forbearance Agreement (the “Forbearance Period”).  On December 11, 2008, the lenders agreed to extend the Forbearance Period until December 18, 2008 pursuant to a First Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “First Amendment”), and on December 18, 2008, the lenders agreed to extend the Forbearance Period until March 18, 2009 pursuant to a Second Amendment to Forbearance Agreement and Amendment to Credit Agreement (the "Second Amendment").

    On March 18, 2009, the Partnership and the requisite lenders entered into the Third Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “Third Amendment”), dated as of March 17, 2009.  The Third Amendment extends the Forbearance Period until the earliest of (i) April 8, 2009, (ii) the occurrence of any default or event of default under the credit agreement other than certain defaults and events of default indicated in the Forbearance Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment, or (iii) the failure of the Partnership to comply with any of the terms of the Forbearance Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment (the “Extended Forbearance Period”).  The Partnership is working with its lenders to obtain a waiver of the events of default under its credit agreement in connection with the transactions related to the Settlement Agreement (as defined below); however, there can be no assurance that such a waiver will be obtained.

    Prior to the execution of the Forbearance Agreement, the credit agreement was comprised of a $350 million revolving credit facility and a $250 million term loan facility.  The Forbearance Agreement permanently reduced the Partnership’s revolving credit facility under the credit agreement from $350 million to $300 million and prohibited the Partnership from borrowing additional funds under its revolving credit facility during the Forbearance Period.   Under the Forbearance Agreement, the Partnership agreed to pay the lenders executing the Forbearance Agreement a fee equal to 0.25% of the aggregate commitments under the credit agreement after giving effect to the above described commitment reduction.  The Second Amendment further permanently reduced the Partnership’s revolving credit facility under the credit agreement from $300 million to $220 million.  The Third Amendment prohibits the Partnership from borrowing additional funds under its revolving credit facility during the Extended Forbearance Period.  In addition, under the Second Amendment, the Partnership agreed to pay the lenders executing the Second Amendment a fee equal to 0.375% of the aggregate commitments under the credit agreement after the above described commitment reduction.  As of March 13, 2009, the Partnership had $448.1 million in outstanding borrowings under its credit facility (including $198.1 million under its revolving credit facility and $250 million under its term loan facility) with an aggregate unused credit availability of approximately $21.9 million under its credit facility.  As described above, the Partnership is prohibited from borrowing additional funds under its credit agreement during the Extended Forbearance Period.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the events of default, indebtedness under the credit agreement bore interest at the Partnership’s option, at either (i) the higher of the administrative agent’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin that ranges from 0.50% to 1.75%, depending on the Partnership’s total leverage ratio and senior secured leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.50% to 2.75%, depending upon the Partnership’s total leverage ratio and senior secured leverage ratio.  During the Forbearance Period indebtedness under the credit agreement bore interest at the Partnership’s option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin that ranges from 2.75% to 3.75%, depending upon the Partnership’s total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 4.25% to 5.25%, depending upon the Partnership’s total leverage ratio.  Pursuant to the Second Amendment, commencing on December 12, 2008, indebtedness under the credit agreement bears interest at the Partnership’s option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 5.0% per annum, with a prime rate or federal funds rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.  During the three months ended June 30, 2008, the weighted average interest rate incurred by the Partnership was 4.62% resulting in interest expense of approximately $4.3 million.  During the three months ended December 31, 2008, the weighted average interest rate incurred by the Partnership was 7.72% resulting in interest expense of approximately $8.9 million.

Under the Forbearance Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment, the lender’s forbearance is subject to certain conditions as described therein, including, among other items, periodic deliverables and minimum liquidity, minimum receipts and maximum disbursement requirements.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets, businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures. Under the terms of the Forbearance Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment, and due to the current events of default that exist under the credit agreement, the Partnership is prohibited from making distributions of available cash to its unitholders and will continue to be prohibited from making any such distributions as long as any such events of default exist.  The credit agreement requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each quarter for the four-quarter period ending on the date of determination, of not more than 5.00 to 1.00 and, on a temporary basis, from the date of the consummation of certain acquisitions until the last day of the third consecutive fiscal quarter following such acquisitions, not more than 5.50 to 1.00; provided, that after the issuance of senior unsecured notes, the leverage ratio limitation will be modified by a requirement that the Partnership maintain a senior secured leverage ratio of not more than 4.00 to 1.00 and a total leverage ratio of not more than 5.50 to 1.00, subject to temporary increases of the senior secured leverage ratio to not more than 4.50 to 1.00 and the total leverage ratio of not more than 6.00 to 1.00 following the consummation of certain acquisitions as described above. As of June 30, 2008 and December 31, 2008, the Partnership’s leverage ratio was 3.97 to 1.00 and 4.82 to 1.00, respectively.

The credit agreement also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) of not less than 2.75 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. As of June 30, 2008 and December 31, 2008, the Partnership’s interest coverage ratio was 6.49 to 1.00 and 3.61 to 1.00, respectively.

The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, a change of control of the Partnership, the Partnership’s general partner or the Private Company, and other customary defaults.  Because events of default exist under the credit agreement, the lenders are able to accelerate the maturity of the credit agreement and exercise other rights and remedies, including taking available cash in the Partnership's bank accounts.  The lenders have agreed to forbear from exercising such rights during the Extended Forbearance Period subject to certain limitations and conditions contained in the Forbearance Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment.  If the Partnership is unable to obtain further forbearance from its lenders or a permanent waiver of the events of default under its credit agreement, it may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on its business, the price of its common units and its results of operations.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In August 2007 the Partnership entered into interest rate swap agreements with an aggregate notional value of $80.0 million that mature on August 20, 2010. Under the terms of the interest rate swap agreements, the Partnership will pay fixed rates of 4.9% and will receive three-month LIBOR with quarterly settlement. The fair market value of the August 2007 interest rate swaps at June 30, 2008 was a liability of $2.5 million.  In March 2008 the Partnership entered into interest rate swap agreements with an aggregate notional value of $100.0 million that mature on March 31, 2011.  Under the terms of the interest rate swap agreements, the Partnership will pay fixed rates of 2.6% to 2.7% and will receive three-month LIBOR with quarterly settlement.  The fair market value of the March 2008 interest rate swaps at June 30, 2008 was a net asset of $3.0 million.  The interest rate swaps do not receive hedge accounting treatment under Statement of Financial Accounting Standard (“SFAS”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.  In addition, the interest rate swap agreements contain cross-default provisions to events of default under the credit agreement.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and the Partnership has recorded a $1.5 million liability as of September 30, 2008 with respect to these positions.

5. FAIR VALUE MEASUREMENTS

The Partnership adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities except those that are recognized and recorded in the financial statements at fair value on a recurring basis. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Partnership considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). The Partnership’s Level 3 instruments are comprised of interest rate swaps.  Although the Partnership utilizes third party broker quotes to assess the reasonableness of its prices and valuation, the Partnership does not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

    As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Partnership’s investments and financial instruments by SFAS No. 157 pricing levels as of June 30, 2008 (in thousands):

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$2,998	$-	$-	$2,998
Interest rate swap liabilities	(2,502)	-	-	(2,502)
Total	$496	$-	$-	$496

    The following table sets forth a reconciliation of changes in the fair value of the Partnership’s net financial liabilities classified as level 3 in the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning balance	$(4,390)	$(2,233)
Total gains or losses (realized/unrealized)
Included in earnings (1)	4,720	2,569
Included in other comprehensive income	-	-
Purchases, issuances, and settlements	166	160
Transfers in and/or out of Level 3	-	-
Ending balance, June 30, 2008	$496	$496

The amount of total gains for the period included
in earnings attributable to the change in the unrealized
gains or losses relating to assets and liabilities still
held at the reporting date	$4,886	$2,729

(1) Amounts reported as included in earnings are reported as interest (income) expense on the statements of operations.

6. NET INCOME PER LIMITED PARTNER UNIT

Subject to applicability of Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128,” as discussed below, Partnership income is allocated to the limited partners, including the holders of subordinated units, and to the general partner after consideration of its incentive distribution rights.  Income allocable to the limited partners is first allocated to the common unitholders up to the quarterly minimum distribution of $0.3125 per unit, with remaining income allocated to the subordinated unitholders up to the minimum distribution amount. Basic and diluted net income per common and subordinated partner unit is determined by dividing net income attributable to common and subordinated partners by the weighted average number of outstanding common and subordinated partner units during the period.

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

The following sets forth the computation of basic and diluted net income per common and subordinated unit (in thousands, except per unit data):

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Net income (loss)	$(12,211)	$21,596	$(24,495)	$31,354
Less: General partner interest in net income		3,410		3,605
Net income available to limited and subordinated partners		$18,186		$27,749

Basic and diluted weighted average number of units:
Common units		21,275		19,310
Subordinated units		12,571		12,571
Restricted and phantom units		530		508

Basic and diluted net income per common unit		$0.53		$0.84
Basic and diluted net income per subordinated unit		$0.53		$0.84

7. PARTNERS’ CAPITAL AND DISTRIBUTIONS

The Partnership has not made a distribution to its common unitholders, subordinated unitholders or general partner since May 15, 2008 due to the existing events of default under its credit agreement and the uncertainty of its future cash flows relating to the Bankruptcy Filings.  The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a distribution for the quarters ended June 30, 2008, September 30, 2008 or December 31, 2008.  In addition, the Partnership does not currently expect to make a distribution relating to operations during the first quarter of 2009.  If the events of default under the Partnership’s credit agreement are not waived by its lenders or the Partnership’s business operations and prospects do not improve, the Partnership may not make quarterly distributions to its unitholders in the future (See Note 13).  The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.

On April 24, 2008, the Partnership declared a cash distribution of $0.40 per unit on its outstanding units for the three month period ended March 31, 2008.  The distribution was paid on May 15, 2008 to unitholders of record on May 5, 2008. The total distribution paid was approximately $14.3 million, with approximately $8.5 million, $5.0 million, and $0.6 million paid to the Partnership’s common unitholders, subordinated unitholders and general partner, respectively, and $0.2 million paid to phantom and restricted unitholders pursuant to awards granted under the Partnership’s long-term incentive plan.

On February 20, 2008, the Partnership purchased the Acquired Asphalt Assets from the Private Company for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of the Private Company, which was approximately $145.5 million, and with the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  The Board approved the acquisition of the Acquired Asphalt Assets as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets was fair, from a financial point of view, to the Partnership.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 12, 2008, the Partnership purchased the Acquired Pipeline Assets from the Private Company for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Pipeline Assets recorded at the historical cost of the Private Company, which was approximately $35.1 million, and with the additional purchase price of $10.0 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  The Board approved the acquisition of the Acquired Pipeline Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Pipeline Assets was fair, from a financial point of view, to the Partnership.

On May 30, 2008, the Partnership purchased the Acquired Storage Assets from the Private Company for aggregate consideration of $90.2 million, including $0.2 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Storage Assets recorded at the historical cost of the Private Company, which was approximately $16.6 million, and with the additional purchase price of $73.6 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  The Board approved the acquisition of the Acquired Storage Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Storage Assets was fair, from a financial point of view, to the Partnership.

As a result of the Private Company’s control of the Partnership’s general partner, consideration paid in excess of the historical cost of the Acquired Asphalt Assets, Acquired Pipeline Assets, and Acquired Storage Assets were treated as distributions to the Private Company.  This resulted in an aggregate reduction in Partners’ Capital of $317.6 million and negative Partners’ Capital of $130.2 million as of June 30, 2008.  As discussed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007, as a result of the Private Company’s control of the Partnership’s general partner, the Partnership was subject to the risk that the Private Company may favor its own interest in proposing the terms of any acquisition (or drop downs) the Partnership makes from the Private Company and such terms may not be as favorable as those received from an unrelated third party.  The Board approved the acquisition of the Acquired Asphalt Assets, the Acquired Pipeline Assets, and Acquired Storage Assets, as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating these transactions and considered a number of factors in approving the acquisitions, including opinions from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets, the Acquired Pipeline Assets, and the Acquired Storage Assets was fair, from a financial point of view, to the Partnership.

8. RELATED PARTY TRANSACTIONS

Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with the Private Company. For the six months ended June 30, 2008, the Partnership recognized revenue of $56.2 million under the Throughput Agreement.

In conjunction with the purchase of the Acquired Asphalt Assets in February 2008, the Partnership entered into a Terminalling Agreement with the Private Company. For the six months ended June 30, 2008, the Partnership recognized revenue of $28.2 million under the Terminalling Agreement, including fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks.

Based on the minimum requirements under the Throughput Agreement and the Terminalling Agreement, the Private Company is obligated to pay the Partnership an aggregate minimum monthly fee totaling $135 million annually for the Partnership’s gathering and transportation services and the Partnership’s terminalling and storage services.  Pursuant to an order of the Bankruptcy Court entered on September 9, 2008, the Private Company is no longer making such minimum payments under the Throughput Agreement but instead is paying a market rate based upon the Private Company’s actual usage.  Pursuant to the Settlement Agreement (as defined below), the Private Company will reject the Throughput Agreement as part of the Bankruptcy Cases (as defined below) and the Partnership and the Private Company will enter into a new throughput agreement pursuant to which the Partnership will provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see Note 13).  The revenues under the Terminalling Agreement have been and will continue to be adversely affected by the Bankruptcy Filings (See Note 13).

The Partnership does not take title to, or marketing responsibility for, the crude oil or liquid asphalt cement that it gathers, transports, terminals and stores. The Throughput Agreement and the Terminalling Agreement contain a Consumer Price Index adjustment that may offset a portion of any increased costs that the Partnership incurs. If new laws or regulations that affect these services provided under the Throughput Agreement or the Terminalling Agreement generally are enacted that require the Partnership to make substantial and unanticipated capital expenditures, the Partnership has the right pursuant to the terms of such agreements to negotiate an upfront payment or monthly surcharge to be paid by the Private Company for the use of the Partnership’s services to cover the Private Company’s pro rata portion of the cost of complying with these laws or regulations, after the Partnership has made efforts to mitigate their effect. The Partnership and the Private Company are obligated to negotiate in good faith to agree on the level of the monthly surcharge. The surcharge will not apply in respect of routine capital expenditures.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Private Company’s obligations under the Throughput Agreement and the Terminalling Agreement may be temporarily suspended during the occurrence of a force majeure event that renders performance of services impossible with respect to an asset for at least 30 consecutive days. If a force majeure event results in a diminution in the services the Partnership is able to provide to the Private Company pursuant to the Throughput Agreement or the Terminalling Agreement, the Private Company’s minimum service usage commitment would be reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, the Partnership and the Private Company will each have the right to terminate the rights and obligations with respect to the affected services under the Throughput Agreement or the Terminalling Agreement.

The Throughput Agreement and the Terminalling Agreement have initial terms that expire on December 31, 2014 with additional automatic one-year renewals unless either party terminates the agreement upon one year’s prior notice.  The Private Company may reject or attempt to modify these contracts in the Bankruptcy Cases (as defined below) (See Note 13). The Throughput Agreement and the Terminalling Agreement may be assigned by the Private Company only with the Partnership’s consent; provided, however, that the Bankruptcy Court may approve an assignment of these agreements despite the Partnership’s objections.  On February 6, 2009, the Private Company filed a motion in the Bankruptcy Court requesting approval of the sale of the Private Company’s asphalt related assets, or in the event of an unsuccessful auction, the rejection of the Terminalling Agreement and the winding down of its asphalt business (See Note 13).

The Throughput Agreement and the Terminalling Agreement do not apply to any services the Partnership may provide to customers other than the Private Company.

    Pursuant to the Settlement Agreement (as defined below), the Private Company will reject the Terminalling Agreement and the Throughput Agreement as part of the Bankruptcy Cases (as defined below) and the Partnership will receive the Private Company’s asphalt assets that are connected to the Partnership’s asphalt assets.  In addition, pursuant to the Settlement Agreement, the Partnership and the Private Company will enter into a new throughput agreement pursuant to which the Partnership will provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see Note 13).

As of December 31, 2007 and June 30, 2008, the Partnership had $9.7 million and $2.0 million in receivables from the Private Company and its subsidiaries, net of allowance for doubtful accounts of $0 and $0.9 million, respectively.  The $0.9 million allowance for doubtful accounts relates to amounts that were due from the Private Company as of June 30, 2008 and are considered prepetition debt in the Bankruptcy Cases.  These amounts have been reserved due to the uncertainty of collecting prepetition amounts from the Private Company in the Bankruptcy Cases (See Note 13).

Under the Partnership’s partnership agreement and the Omnibus Agreement with the Private Company, the Partnership reimburses the Private Company for the provision of various general and administrative services for the Partnership’s benefit. As of June 30, 2008, the Partnership paid the Private Company a fixed administrative fee for providing general and administrative services to the Partnership.  This fixed administrative fee was initially fixed at $5.0 million per year through July 2010.  Concurrently with the closing of the purchase of the Acquired Asphalt Assets, the Partnership amended and restated the Omnibus Agreement, increasing the fixed administrative fee the Partnership pays the Private Company for providing general and administrative services to the Partnership from $5.0 million per year to $7.0 million per year through February 2011, subject to annual increases based on increases in the Consumer Price Index and subject to further increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses with the concurrence of the Partnership’s conflicts committee.  After February 2011, the general and administrative expenses will be allocated to the Partnership only in accordance with the partnership agreement. For the six months ended June 30, 2008, the Partnership paid the Private Company $3.2 million for the services provided under the Omnibus Agreement.  The obligation for the Private Company to provide services under the Omnibus Agreement and the corresponding administrative fee payable by the Partnership were terminated in connection with the events related to the change of control of the Partnership’s General Partner.  The Private Company agreed to provide these services until at least November 30, 2008 pursuant to an Agreed Order approved by the Bankruptcy Court and, as of the date of filing this report, has continued to provide these services (See Note 13).  Pursuant to the Settlement Agreement (as defined below), the Private Company will reject the Amended Omnibus Agreement as part of the Bankruptcy Cases (as defined below) and the Partnership and the Private Company will enter into a shared services agreement pursuant to which the Private Company will provide certain operational services for the Partnership.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see Note 13).

The Partnership also reimburses the Private Company for direct operating payroll and payroll-related costs and other operating costs associated with services the Private Company’s employees provide to the Partnership. For the six months ended June 30, 2008, the Partnership recorded $14.3 million in compensation costs and $1.6 million in other operating costs related to services provided by the Private Company’s employees which are reflected as operating expenses in the accompanying statement of operations. As of December 31, 2007 and June 30, 2008, the Partnership had $10.2 million and $9.9 million in payables to the Private Company and its subsidiaries. As of the date of the filing of this report, the Partnership has not paid the $9.9 million payable to the Private Company prior to the Bankruptcy Filings.  Pursuant to the Settlement Agreement (as defined below), these pre-petition claims by the Private Company will be netted against pre-petition claims by the Partnership and waived.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see Note 13).

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership has acquired various assets, including the Acquired Asphalt Assets, the Acquired Pipeline Assets and the Acquired Storage Assets, from the Private Company.  See Notes 1 and 7 for a description of these acquisitions.

During the six months ended June 30, 2008, the Partnership made payments of $1.0 million to a third party entity on whose board of directors a former member of the Board serves in connection with leased transport trucks and trailers utilized in the Partnership’s gathering and transportation services segment. At June 30, 2008 the Partnership had future commitments to this entity totaling $8.5 million.

As of June 30, 2008, the Partnership had a banking relationship with a third party banking entity on whose board of directors a former member of the Board served.

9. LONG-TERM INCENTIVE PLAN

In July 2007, the Partnership’s general partner adopted the SemGroup Energy Partners G.P., L.L.C. Long-Term Incentive Plan (the “Plan”). The compensation committee of the Board administers the Plan. The Plan authorizes the grant of an aggregate of 1.25 million common units deliverable upon vesting. Although other types of awards are contemplated under the Plan, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”).

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

In July 2007, 475,000 phantom common units and 5,000 restricted common units were granted which vest ratably over periods of four and three years, respectively. In October 2007, 5,000 restricted common units were granted which vest ratably over three years. In June 2008, 375,000 phantom common units were granted which vest ratably over three years.  These grants are equity awards under SFAS 123(R), “Share-Based Payment” and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $23.86 per unit. The value of these award grants was approximately $10.5 million, $0.1 million, $0.1 million and $9.8 million on their grant dates, respectively, and the unrecognized estimated compensation cost at June 30, 2008 was $18.0 million, which will be recognized over the remaining vesting periods. As of June 30, 2008, all outstanding awards were expected to fully vest.  Due to the change of control of the Partnership’s general partner related to the Private Company’s liquidity issues, all outstanding awards vested on July 18, 2008.  On August 14, 2008, 282,309 common units were issued in connection with the vesting of certain of the outstanding awards.  In addition, in December 2008 the Plan was amended to provide for the delivery of subordinated units in addition to common units upon vesting and 3,333 restricted common units and 1,667 restricted subordinated units were awarded under the Plan (See Note 13).

The Partnership’s equity-based incentive compensation expense for the six months ended June 30, 2007 and 2008 was $0 and $1.4 million, respectively.

10. COMMITMENTS AND CONTINGENCIES

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of environmental-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, an accrual is established equal to its estimate of the likely exposure. The Partnership did not have an accrual for legal settlements as of December 31, 2007 or June 30, 2008.  The Partnership is subject to securities class actions lawsuits, an SEC investigation and a Grand Jury investigation due to events related to the Bankruptcy Filings (See Note 13).  An unfavorable outcome in any of these matters may have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders and the trading price of the Partnership’s common units.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership has contractual obligations to perform dismantlement and removal activities in the event that some of its liquid asphalt cement and residual fuel oil terminalling and storage assets are abandoned. These obligations include varying levels of activity including completely removing the assets and returning the land to its original state. The Partnership has determined that the settlement dates related to the retirement obligations are indeterminate. The assets with indeterminate settlement dates have been in existence for many years and with regular maintenance will continue to be in service for many years to come. Also, it is not possible to predict when demands for the Partnership’s terminalling and storage services will cease, and the Partnership does not believe that such demand will cease for the foreseeable future.  Accordingly, the Partnership believes the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, the Partnership cannot reasonably estimate the fair value of the associated asset retirement obligations.  Management believes that if the Partnership’s asset retirement obligations were settled in the foreseeable future the potential cash flows that would be required to settle the obligations based on current costs are not material.  The Partnership will record asset retirement obligations for these assets in the period in which sufficient information becomes available for it to reasonably determine the settlement dates.

In the Amended Omnibus Agreement and other agreements with the Private Company, the Private Company has agreed to indemnify the Partnership for certain environmental and other claims relating to the crude oil and liquid asphalt cement assets that have been contributed to the Partnership.  Due to the Bankruptcy Filings the Partnership may not be able to collect any amounts that would otherwise be payable under these indemnification provisions if such events were to occur.  Pursuant to the Settlement Agreement (as defined below), the Private Company will reject the Amended Omnibus Agreement including the indemnification provisions therein.  If the Partnership experiences an environmental or other loss and the Private Company fails to honor its indemnification obligations, it would experience increased losses which may have a material adverse effect on its business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of its common units and the ability to conduct its business.

11. OPERATING SEGMENTS

The Partnership’s operations consist of two operating segments: (i) terminalling and storage services and (ii) gathering and transportation services.

TERMINALLING AND STORAGE SERVICES —The Partnership provides crude oil and liquid asphalt cement terminalling and storage services at its terminalling and storage facilities located in twenty-three states.

GATHERING AND TRANSPORTATION SERVICES —The Partnership owns and operates two pipeline systems, the Mid-Continent system and the Longview system, that gather crude oil purchased by the Private Company and its other customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its gathering and transportation system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. It refers to its second gathering and transportation system, which is located in Texas, as the Longview system. In addition to its pipelines, the Partnership uses its owned and leased tanker trucks to gather crude oil for the Private Company and its other customers at remote wellhead locations generally not covered by pipeline and gathering systems and to transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems. In connection with its gathering services, the Partnership also provides a number of producer field services, ranging from gathering condensates from natural gas companies to hauling produced water to disposal wells.

The Partnership’s management evaluates performance based upon segment operating margin, which includes revenues from related parties and external customers and operating expenses excluding depreciation and amortization. The non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following table. The Partnership computes the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to income (loss) before income tax, which is its nearest comparable GAAP financial measure, is included in the following table. The Partnership believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure of the economic performance of the Partnership’s core operations. This measure forms the basis of the Partnership’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments.  Income (loss) before income tax, alternatively, includes expense items, such as depreciation and amortization, general and administrative expenses and interest expense, which management does not consider when evaluating the core profitability of an operation.

The following table reflects certain financial data for each segment for the periods indicated:

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Terminalling and Storage	Gathering and Transportation	Total
	(in thousands)
Three Months Ended June 30, 2007
Service revenue
Third party revenue	$4,409	$6,055	$10,464
Related party revenue	-	-	-
Total revenue for reportable segments	4,409	6,055	10,464	(1)
Operating expenses (excluding depreciation and amortization)	606	15,248	15,854
Operating margin (excluding depreciation and amortization)	3,803	(9,193)	(5,390)	(2)
Total assets (end of period)	66,148	50,476	116,624
Three Months Ended June 30, 2008
Service revenue
Third party revenue	$982	$5,045	$6,027
Related party revenue	30,299	18,950	49,249
Total revenue for reportable segments	31,281	23,995	55,276
Operating expenses (excluding depreciation and amortization)	8,151	15,595	23,746
Allowance for doubtful accounts	817	449	1,266
Operating margin (excluding depreciation and amortization)	22,313	7,951	30,264	(2)
Total assets (end of period)	227,255	86,923	314,178
Six Months Ended June 30, 2007
Service revenue
Third party revenue	$7,145	$11,830	$18,975
Related party revenue	-	123	123
Total revenue for reportable segments	7,145	11,953	19,098	(1)
Operating expenses (excluding depreciation and amortization)	1,156	28,615	29,771
Operating margin (excluding depreciation and amortization)	5,989	(16,662)	(10,673)	(2)
Total assets (end of period)	66,148	50,476	116,624
Six Months Ended June 30, 2008
Service revenue
Third party revenue	$1,013	$9,638	$10,651
Related party revenue	47,879	36,960	84,839
Total revenue for reportable segments	48,892	46,598	95,490
Operating expenses (excluding depreciation and amortization)	10,970	31,029	41,999
Allowance for doubtful accounts	817	449	1,266
Operating margin (excluding depreciation and amortization)	37,105	15,120	52,225	(2)
Total assets (end of period)	227,255	86,923	314,178

(1)
Historically, the Predecessor was a part of the integrated operations of the Private Company, and neither the Private Company nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Accordingly, revenues reflected for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by the Private Company on July 20, 2007 are substantially services provided to third parties.

(2)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in thousands)
Operating margin (excluding depreciation and amortization)	$(5,390)	$30,264	$(10,673)	$52,225
Depreciation and amortization	2,187	5,759	4,387	9,772
General and administrative expenses	4,118	3,057	8,490	6,067
Interest (income) expense	516	(225)	945	4,864
Income (loss) before income taxes	$(12,211)	$21,673	$(24,495)	$31,522

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ” (“EITF 03-6-1”).  EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented will be adjusted retrospectively to conform with the provisions of EITF 03-6-1. The Partnership is evaluating the expected impact of adoption of EITF 03-6-1.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets ” (“FSP No. FAS 142-3”).  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets ” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other GAAP.  This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Partnership is evaluating the expected impact; however, it believes adoption will not impact the Partnership’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement requires enhanced disclosures about the Partnership’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Partnership will adopt SFAS No. 161 beginning January 1, 2009. With the adoption of this statement, the Partnership does not expect any significant impact on its financial position, results of operations or cash flows.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

13. SUBSEQUENT EVENTS

Due to the events related to the Bankruptcy Filings described herein, including the uncertainty relating to future cash flows and the existing events of default under the Partnership’s credit facility, the Partnership faces substantial doubt as to its ability to continue as a going concern.  While it is not feasible to predict the ultimate outcome of the events surrounding the Bankruptcy Cases, the Partnership has been and could continue to be materially and adversely affected by such events and it may be forced to make a bankruptcy filing or take other action that could have a material adverse effect on its business, the price of its common units and its results of operations.

Bankruptcy Filings

On July 17, 2008, the Partnership issued a press release announcing that the Private Company was experiencing liquidity issues and was exploring various alternatives, including raising additional equity, debt capital or the filing of a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code to address these issues.  The Partnership filed this press release in a Current Report on Form 8-K filed with the SEC on July 18, 2008.

On July 22, 2008 and thereafter, the Private Company and certain of its subsidiaries made the Bankruptcy Filings.  The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (the “Bankruptcy Cases”). None of the Partnership, its general partner, the subsidiaries of the Partnership nor the subsidiaries of the general partner are debtors in the Bankruptcy Cases.  However, because of the contractual relationships with the Private Company and certain of its subsidiaries, the Bankruptcy Filings have adversely impacted the Partnership and may in the future impact the Partnership in various ways, including the items discussed below.  The Partnership’s financial results as of June 30, 2008 reflect an allowance for doubtful accounts of $0.9 million related to amounts due from the Private Company as of June 30, 2008, which are considered prepetition debt in the Bankruptcy Cases.  The Partnership’s financial results as of June 30, 2008 also reflect a $0.4 million allowance for doubtful accounts related to amounts due from third parties as of June 30, 2008.  The allowance related to amounts due from third parties was established as a result of certain third party customers netting amounts due them from the Private Company with amounts due to the Partnership.  Other than the allowance for doubtful accounts described above, the results of operations for the three and six months ended June 30, 2008 included in this quarterly report were not affected by the Bankruptcy Filings and related events.

Board and Management Composition

On July 9, 2008, Edward F. Kosnik was appointed as an independent member of the Board.  Mr. Kosnik is the chairman of the compensation committee and also serves on the audit committee and the conflicts committee of the Board. Under the provisions of the Plan, Mr. Kosnik was granted an award of 5,000 restricted common units on July 9, 2008. These restricted common units vested on July 18, 2008 in connection with the change of control of the Partnership’s general partner described below.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 18, 2008, Manchester Securities Corp. and Alerian Finance Partners, LP (“Manchester and Alerian”), as lenders to SemGroup Holdings, the sole member of the Partnership’s general partner, exercised certain rights described below under a Loan Agreement and a Pledge Agreement, each dated June 25, 2008 (the “Holdings Credit Agreements”), that were triggered by certain events of default under the Holdings Credit Agreements.  The Holdings Credit Agreements are secured by the subordinated units and incentive distribution rights of the Partnership and the membership interests in the Partnership’s general partner owned by SemGroup Holdings.  Manchester and Alerian have not foreclosed on the subordinated units of the Partnership owned by SemGroup Holdings or the membership interests in the Partnership’s general partner.  Manchester and Alerian may in the future exercise other remedies available to them under the Holdings Credit Agreement and related loan documents, including taking action to foreclose on the collateral securing the loan, which may cause an additional event of default under the Partnership's credit agreement and its Forbearance Agreement.  Neither the Partnership nor the Partnership’s general partner is a party to the Holdings Credit Agreements or the related loan documents.

On July 18, 2008, Manchester and Alerian exercised their right under the Holdings Credit Agreements to vote the membership interests of the Partnership’s general partner in order to reconstitute the Board (the “Change of Control”).  Messrs. Thomas L. Kivisto, Gregory C. Wallace, Kevin L. Foxx, Michael J. Brochetti and W. Anderson Bishop were removed from the Board.  Mr. Bishop had served as the chairman of the audit committee and as a member of the conflicts committee and compensation committee of the Board.  Messrs. Sundar S. Srinivasan, David N. Bernfeld and Gabriel Hammond (each of whom is affiliated with Manchester or Alerian) were appointed to the Board.  Mr. Srinivasan was elected as Chairman of the Board.  Messrs. Brian F. Billings and Edward F. Kosnik remain as independent directors of the Board and continue to serve as members of the conflicts committee, audit committee and compensation committee of the Board.  In addition, Messrs. Foxx and Alex Stallings resigned the positions each officer held with SemGroup, L.P. in July 2008.  Mr. Brochetti had previously resigned from his position with SemGroup, L.P. in March 2008.  Messrs. Foxx, Brochetti and Stallings remain as officers of the Partnership’s general partner.

On October 1, 2008, Dave Miller (who is an affiliate of Manchester) and Duke R. Ligon were appointed members of the Board. Mr. Ligon is an independent member of the Board and is the chairman of the audit committee and also serves on the compensation committee and the conflicts committee of the Board. Under the provisions of the Plan, Mr. Ligon was granted an award of 3,333 restricted common units and 1,667 restricted subordinated units on December 23, 2008 (See Note 9). These restricted common units and restricted subordinated units will vest in one-third increments over a three-year period.  The Plan was amended in December 2008 to provide for the issuance of restricted subordinated units.

On January 9, 2009, Mr. Srinivasan resigned his positions as Chairman of the Board and as a director.  Mr. Ligon was subsequently elected as Chairman of the Board.

As discussed in "Part II. Item 5. Other Information," on March 18, 2009, the Board realigned the officers of the Partnership’s general partner appointing Michael J. Brochetti as Executive Vice President—Corporate Development and Treasurer, Alex G. Stallings as Chief Financial Officer and Secretary, and James R. Griffin as Chief Accounting Officer.  Mr. Brochetti had previously served as Chief Financial Officer and Mr. Stallings had previously served as Chief Accounting Officer and Secretary.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Bankruptcy Court Order

On September 9, 2008, the Bankruptcy Court entered an order relating to the settlement of certain matters between the Partnership and the Private Company (the “Order”) in the Bankruptcy Cases.  Among other things, the Order provided that (i) the Private Company shall directly pay any utility costs attributable to the operations of the Private Company at certain shared facilities, and the Private Company will pay the Partnership for past utility cost reimbursements that are due from the Private Company; (ii) commencing on September 15, 2008, payments under the Terminalling Agreement shall be netted against amounts due under the Amended Omnibus Agreement and shall be made on the 15th day of each month for the prior month (with a three business-day grace period); (iii) the Private Company will provide the Partnership with a letter of credit in the amount of approximately $4.9 million to secure the Private Company’s postpetition obligations under the Terminalling Agreement; (iv) the Private Company will make payments under the Throughput Agreement for the month of August on September 15, 2008 (with a three business-day grace period) based upon the monthly contract minimums in the Throughput Agreement and netted against amounts due under the Amended Omnibus Agreement; (v) the Private Company will make payments under the Throughput Agreement for the months of September and October on October 15, 2008 (with a three business-day grace period) and November 15, 2008 (with a three business-day grace period), respectively, or three business days after amounts due are determined and documentation therefore has been provided and exchanged based upon actual volumes for each such month and at a rate equal to the average rate charged by the Partnership to third-party shippers in the same geographical area, with any such amounts netted against amounts due under the Amended Omnibus Agreement; (vi) the parties will reevaluate the Throughput Agreement and the payment terms with respect to services provided after October 2008; (vii) representatives of the Private Company and the Partnership will meet to discuss the transition to the Partnership of certain of the Private Company’s employees necessary to maintain the Partnership’s business, and pending agreement between the parties, the Private Company shall continue to provide services in accordance with the Amended Omnibus Agreement through at least November 30, 2008; (viii) the Private Company will consent to an order relating a third-party storage contract which shall provide that the Partnership is the rightful owner of the rights in and to a certain third-party storage agreement and the corresponding amounts due thereunder; and (ix) the Partnership will enter into a specified lease with the Private Company to permit the Private Company to construct a pipeline.

Since the time that the Order was entered, the Partnership negotiated a replacement letter of credit, which expires on April 7, 2009, in the amount of approximately $4.9 million to secure the Private Company’s postpetition obligations under the Terminalling Agreement.  Although certain provisions of the Order have expired, the Private Company, as of the date of filing this report, has continued to (i) provide services under the Amended Omnibus Agreement, (ii) make payments to the Partnership under the Terminalling Agreement based upon the monthly contract minimums (netted against amounts due under the Amended Omnibus Agreement) and (iii) make payments under the Throughput Agreement to the Partnership for actual volumes transported or stored each month at a rate equal to the average rate charged by the Partnership to third-party shippers in the same geographical area (netted against amounts due under the Amended Omnibus Agreement).  However, there can be no assurance that the Private Company will continue to provide such services or make such payments in the future.  Pursuant to the Settlement Agreement (as defined below), such services and payments will be modified as described below under “—Settlement with the Private Company.”

Settlement with the Private Company.

     On March 12, 2009, the Bankruptcy Court held a hearing and approved the transactions contemplated by a term sheet relating to the settlement of certain matters between the Private Company and the Partnership (the “Settlement Agreement”).  The Bankruptcy Court entered an order approving the Settlement Agreement on March 20, 2009.

    The Settlement Agreement provides for the following, among other things:

•	the Partnership will transfer certain crude oil storage assets located in Kansas to the Private Company;

•	the Private Company will transfer ownership of 355,000 barrels of crude oil tank bottoms and line fill to the Partnership;

•	the Private Company will reject the Throughput Agreement as part of the Bankruptcy Cases;

•	the Partnership and its affiliates will have a $20 million unsecured claim against the Private Company relating to rejection of the Throughput Agreement;

•
the Partnership and the Private Company will enter into a new throughput agreement pursuant to which the Partnership will provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company;

•	the Partnership will offer employment to certain crude oil employees;

•
the Private Company will transfer its asphalt assets that are connected to the Partnership’s asphalt assets to the Partnership or one of its affiliates (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and the Partnership enters into a terminalling and storage agreement with such purchaser);

•	the Private Company will reject the Terminalling Agreement as part of the Bankruptcy Cases;

•	a subsidiary of the Partnership will have a $35 million unsecured claim against the Private Company relating to rejection of the Terminalling Agreement;

•
the Partnership and the Private Company will enter into a new terminalling agreement pursuant to which the Partnership will provide asphalt terminalling and storage services for the Private Company ’s remaining asphalt inventory on the following terms: (i) the Partnership will receive a monthly storage service fee equal to $0.565 per barrel multiplied by the total shell capacity in barrels for each tank where the Private Company has asphalt inventory and (ii) the Partnership will receive a throughput fee of $9.25 per ton for each ton of the Private Company’s asphalt inventory that is delivered out of or otherwise removed from the Partnership’s asphalt assets (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and the Partnership enters into a terminalling and storage agreement with such purchaser);

•
the Private Company will remove all of its remaining asphalt inventory from the Partnership’s asphalt storage facilities no later than October 31, 2009 (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and the Partnership enters into a terminalling and storage agreement with such purchaser);

•
the Private Company will be entitled to receive 20% of the proceeds of any sale by the Partnership of any of the asphalt assets transferred to the Partnership in connection with the Settlement Agreement that occurs within nine months of the transfer of such assets to the Partnership (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and the Partnership enters into a terminalling and storage agreement with such purchaser);

•	the Private Company will reject the Amended and Restated Omnibus Agreement as part of the Bankruptcy Cases;

•	the Partnership and the Private Company will enter into a shared services agreement pursuant to which the Private Company will provide certain operational services for the Partnership;

•
other than as provided above, the Partnership and the Private Company entered into mutual releases of claims relating to the rejection of the Terminalling and Storage Agreement, Throughput Agreement and Amended and Restated Omnibus Agreement;

•	certain pre-petition claims by the Private Company and the Partnership will be netted and waived;

•
the Private Company and the Partnership will resolve certain remaining issues related to the contribution of crude oil assets to the Partnership in connection with the Partnership’s initial public offering, the Partnership’s acquisition of the Acquired Asphalt Assets, the Partnership’s acquisition of the Acquired Pipeline Assets and the Partnership’s acquisition of the Acquired Storage Assets, including the release of claims relating to such acquisitions; and

•
the Partnership and the Private Company will enter into a license agreement providing the Partnership with a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup”, and the corresponding mark until December 31, 2009, and the Private Company will waive claims for infringement relating to such trade names and mark prior to the date of such license agreement.

    The parties agreed to negotiate and execute definitive documentation, to be approved by the Bankruptcy Court, with respect to the items contained in the Settlement Agreement as soon as practicably possible, which will supersede the Settlement Agreement when so executed.  The Settlement Agreement is subject to the obtaining of a consent from the Partnership’s lenders under its credit agreement and a waiver of the existing defaults or events of default under the credit agreement.  There can be no assurance that the Partnership’s lenders will provide the required consent to the transactions or waiver of existing defaults or events of default under the Partnership’s credit agreement or that the transactions contemplated by the Settlement Agreement will be consummated.

Partnership Revenues

    For the six months ended June 30, 2008 and the year ended December 31, 2008, the Partnership derived approximately 88% and approximately 73%, respectively, of its revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks, from services it provided to the Private Company and its subsidiaries.  The Private Company is obligated to pay the Partnership minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services are actually utilized by the Private Company.  As described above, the Order requires the Private Company to make certain payments under the Throughput Agreement and Terminalling Agreement.  As of the date of the filing of this report, payments made under the Throughput Agreement for services rendered since September 2008 have been made based upon actual usage rather than the contractual minimum monthly storage amounts in such agreement.  As of the date of the filing of this report, payments made under the Terminalling Agreement have continued to be made based upon the contractual minimum monthly storage amounts in such agreement.  The Partnership has been pursuing opportunities to provide crude oil terminalling and storage services and crude oil gathering and transportation services to third parties.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a result of new crude oil third-party storage contracts, the Partnership increased its third-party terminalling and storage revenue (excluding fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks) from approximately $1.0 million, or approximately 4% of total terminalling and storage revenue during the second quarter of 2008, to approximately $4.7 million and $8.4 million, or approximately 17% and 34% of total terminalling and storage revenue for the third quarter of 2008 and the fourth quarter of 2008, respectively.

In addition, as a result of new third-party crude oil transportation contracts and reduced commitments of usage by the Private Company under the Throughput Agreement, the Partnership increased its third-party gathering and transportation revenue from approximately $5.0 million, or approximately 21% of total gathering and transportation revenue during the second quarter of 2008, to approximately $10.9 million and $13.9 million, or approximately 51% and 86% of total gathering and transportation revenue for the third quarter of 2008 and the fourth quarter of 2008, respectively.

The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in the Private Company’s crude oil services provided due to the termination of the monthly contract minimum revenues under the Throughput Agreement in September 2008.  Average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from the Private Company.  However, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, fourth quarter 2008 total revenues are approximately $9.2 million less than second quarter 2008 total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks.  Pursuant to the Settlement Agreement, the Partnership has agreed to waive the fees pursuant to the Terminalling Agreement for the month of March 2009, and the Partnership will enter into a new terminalling agreement with the Private Company for periods thereafter (see "-Settlement with the Private Company").

Any delay or failure of the Private Company to make its required payments under the Throughput Agreement or the Terminalling Agreement, to the extent such revenues have not been replaced by third party revenues, will have a material adverse effect on the Partnership’s financial condition and results of operations.  For example, the Partnership has reserved as a doubtful account the receivable balance owed by the Private Company for services provided to the Private Company during the first 21 days of July, totaling $9.6 million, as such amounts are considered prepetition debt in the Bankruptcy Filings.  In addition, the Private Company may reject the contracts it has with the Partnership, including the Throughput Agreement and the Terminalling Agreement, as part of its bankruptcy proceedings, which ultimately would have the effect of breaching such contracts.  Such action would have a material adverse effect on the Partnership’s financial condition and results of operations.  Any transaction relating to a rejection, assignment or modification of the Throughput Agreement or the Terminalling Agreement would require approval of the Bankruptcy Court.  On February 6, 2009, the Private Company filed a motion in the Bankruptcy Court requesting approval of the sale of its asphalt related assets, or in the event of an unsuccessful auction, the rejection of the Terminalling Agreement and the winding down of its asphalt business (see “—Asphalt Operations” below).  Pursuant to the Settlement Agreement, among other items, the Private Company will reject the Terminalling Agreement and the Throughput Agreement as part of the Bankruptcy Cases.  In addition, pursuant to the Settlement Agreement, the Partnership and the Private Company will enter into a new throughput agreement and a new terminalling agreement pursuant to which the Partnership will provide certain crude oil gathering, transportation, terminalling and storage services and asphalt terminalling and storage services to the Private Company.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “—Settlement with the Private Company”).

The Partnership has entered into various crude oil transportation and storage contracts with third parties and is continuing to pursue additional contracts with third parties; however, there can be no assurance that any of these additional efforts will be successful.  In addition, certain third parties may be less likely to enter into business transactions with the Partnership due to the Bankruptcy Filings.  The Private Company may also choose to curtail its operations or liquidate its assets as part of the Bankruptcy Cases.  As a result, unless the Partnership is able to generate additional third party revenues, the Partnership may experience lower volume in its system which could have a material adverse effect on its results of operations and cash flows.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Asphalt Operations

The Partnership provides liquid asphalt cement terminalling and storage services to the Private Company.  The Private Company processes, distributes and markets liquid asphalt cement and finished asphalt products to third party customers.  Pursuant to the Amended Omnibus Agreement, the Private Company has agreed, so long as the Terminalling Agreement is in effect, not to engage in, or acquire or invest in an entity that engages in, the business of terminalling and storing liquid asphalt cement within 50 miles of the Partnership’s liquid asphalt cement facilities and the Partnership has agreed, so long as the Terminalling Agreement is in effect, not to engage in, or acquire or invest in an entity that engages in, the business of processing, marketing and distributing liquid asphalt cement and finished asphalt products within 50 miles of its liquid asphalt cement facilities.  As a result, subject to certain exceptions, the Partnership is contractually prohibited from marketing or distributing liquid asphalt cement directly to third party customers while the Terminalling Agreement is in effect.  In addition, the Private Company is responsible for obtaining and maintaining all environmental and other permits related to the Partnership’s liquid asphalt cement operations.  The Private Company’s failure to obtain, renew or maintain compliance under these permits may materially adversely effect the Partnership’s operations.  The Partnership is currently evaluating strategic alternatives for its asphalt operations, including the possibility of entering into storage contracts with third party customers and the sale of all or a portion of its assets.

The asphalt industry in the United States is characterized by a high degree of seasonality. Much of this seasonality is due to the impact that weather conditions have on road construction schedules, particularly in cold weather states. Refineries produce liquid asphalt cement year round, but the peak asphalt demand season is during the warm weather months when most of the road construction activity in the United States takes place. As a result, liquid asphalt cement is typically purchased from refineries at low prices in the low demand winter months and then processed and sold at higher prices in the peak summer demand season.  Although there remains some liquid asphalt cement in the Partnership’s asphalt storage tanks that was not sold during the summer of 2008, the Private Company, as of the date of the filing of this report, has not purchased any significant volumes of additional liquid asphalt cement during the recent winter months.

On February 6, 2009, the Private Company filed a motion in the Bankruptcy Court requesting approval of the sale of its asphalt related assets.  There is significant uncertainty as to the Partnership’s revenues related to its asphalt assets and there is substantial risk that the Partnership’s asphalt assets may be idle during 2009 and subsequent years, which would adversely effect the Partnership’s financial condition and results of operations.  Without revenues from its asphalt assets, the Partnership may be unable to meet the covenants, including the minimum liquidity and minimum receipt requirements, under its Forbearance Agreement with its senior secured lenders pursuant to which such lenders have agreed to forbear from exercising their rights and remedies arising from the Partnership’s events of default under its credit agreement.  Pursuant to the Settlement Agreement filed for approval with the Bankruptcy Court, the Partnership will receive the Private Company’s asphalt assets that are connected to the Partnership’s asphalt assets (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and the Partnership enters into a terminalling and storage agreement with such purchaser).  The transfer of the Private Company’s asphalt assets in connection with the Settlement Agreement will provide the Partnership with outbound logistics for its existing asphalt assets and, therefore, will allow it to better provide asphalt terminalling and storage services.  In addition, the Private Company will reject the Terminalling Agreement as part of the Bankruptcy Cases and the Partnership and the Private Company will enter into a new terminalling agreement pursuant to which the Partnership will provide asphalt terminalling and storage services for the Private Company’s remaining asphalt inventory.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “—Settlement with the Private Company”).  Even if the Partnership acquires such asphalt assets, it may not be able to enter into agreements to provide terminalling and storage services for such assets.  In addition, if the Private Company sells its asphalt assets to a third party, the Partnership will need to negotiate a new terminalling and storage contract with the purchaser of such assets and such agreement may not be on as favorable terms as the Terminalling Agreement.  Any significant decrease in the amount of revenues that the Partnership receives from its liquid asphalt cement terminalling and storage operations could have a material adverse effect on the Partnership’s cash flows, financial condition and results of operations.

Operation and General Administration of the Partnership

As is the case with many publicly traded partnerships, the Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs.  Pursuant to the Amended Omnibus Agreement, the Private Company operated the Partnership’s assets and performed other administrative services for the Partnership such as accounting, legal, regulatory, development, finance, land and engineering.  Due to the Change of Control, the Private Company is no longer obligated to operate the Partnership’s assets or perform other administrative services pursuant to the Amended Omnibus Agreement.  The Private Company agreed to continue providing such services until at least November 30, 2008 pursuant to the Order.  While the Private Company has continued to provide such services as of the date of the filing of this report, there can be no assurance that it will continue to provide such services to the Partnership or that the Partnership could replace any of these services if the Private Company stops providing them.  If the Private Company stops providing these services, the Partnership may incur increased costs to replace these services and its financial results may suffer.  Pursuant to the Settlement Agreement, the Private Company will reject the Amended Omnibus Agreement as part of the Bankruptcy Cases and the Partnership and the Private Company will enter into a shared services agreement pursuant to which the Private Company will provide certain operational services for the Partnership.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “—Settlement with the Private Company”).  In addition, if the terms of this shared services agreement are not as favorable as the terms under the Amended Omnibus Agreement, it could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of its common units and its ability to conduct its business.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, in connection with the Bankruptcy Cases, the Private Company may reduce a substantial number of its employees or some of the Private Company’s employees may choose to terminate their employment with the Private Company, some of whom may currently be providing general and administrative and operating services to the Partnership.  Any reductions in critical personnel who provide services to the Partnership and any increased costs to replace such personnel could have a material adverse effect on its ability to conduct its business and its results of operations.

Change of Control of the Private Company

On December 15, 2008, Red Apple Group Inc. (“Red Apple”), which is chaired by John Catsimatidis, announced that it controls five of the nine seats on the management committee of the general partner of the Private Company and therefore effectively controls the Private Company (the “Private Company Change of Control”).  Mr. Catsimatidis has indicated that Red Apple does not intend to liquidate the Private Company and that it plans on filing a new reorganization plan for the Private Company with the Bankruptcy Court.  As of the date of the filing of this report, Red Apple has not filed a reorganization plan.  There is no assurance that any reorganization plan will be submitted by Red Apple or that if a reorganization plan is submitted by Red Apple that the Bankruptcy Court will approve such plan or that continued performance by the Private Company under the Throughput Agreement or the Terminalling Agreement will be part of any such plan.  In addition, the Private Company Change of Control may lead to additional uncertainty regarding the Partnership’s continued relationship with the Private Company.  The Partnership is unsure what impact, if any, the Private Company Change of Control will have on the Partnership and its operations.

Intellectual Property Rights

Pursuant to the Amended Omnibus Agreement, the Partnership licensed the use of certain trade names and marks, including the name “SemGroup.”  This license terminated automatically upon the Change of Control.  The termination of the explicit rights to use this intellectual property under the Amended Omnibus Agreement may adversely effect the Partnership’s ability to operate or grow its business and its results of operations.  In addition, the Partnership may be subject to claims for trademark or other intellectual property infringement due to its continued use of these intellectual property rights.  Pursuant to the Settlement Agreement, the Partnership and the Private Company will enter into a license agreement pursuant to which the Partnership may use the trade names and mark until December 31, 2009.  In addition, pursuant to the Settlement Agreement, the Private Company has agreed to waive all claims relating to infringement of the trade names and mark prior to the date of this license agreement.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “—Settlement with the Private Company”).

Credit Facility

As described in Note 4, certain events of default have occurred and are continuing under the Partnership’s credit agreement, which prohibit the Partnership from borrowing under its credit facility to fund working capital needs or to pay distributions to its unitholders, among other things.  No cure periods are applicable to the existing events of default.  These events of default have not been waived and are continuing under the Partnership’s credit agreement.  In addition, the Private Company’s action related to the Bankruptcy Cases as well as the Private Company’s liquidity issues and any corresponding impact may result in additional events of default under the Partnership’s credit Agreement. The Partnership and the requisite lenders under its credit facility have entered into the Forbearance Agreement relating to the existing events of default under the credit agreement.  Waiver of the existing events of default under the credit agreement is a condition precedent to the effectiveness of the Settlement Agreement.  There can be no assurance that the Partnership’s lenders will provide such a waiver and that the transactions contemplated by the Settlement Agreement will be consummated.  See Note 4 for more information regarding the Partnership’s credit facility, the events of default thereunder and the Forbearance Agreement.

Distributions to Unitholders

The Partnership did not make a distribution to its common unitholders, subordinated unitholders or general partner attributable to the results of operations for the quarters ended June 30, 2008, September 30, 2008 or December 31, 2008 due to the existing events of default under its credit agreement and the uncertainty of its future cash flows relating to the Bankruptcy Filings.  The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a cash distribution for the quarters ended June 30, 2008, September 30, 2008 or December 31, 2008.  In addition, the Partnership does not currently expect to make a distribution relating to the first quarter of 2009.  The Partnership distributed approximately $14.3 million to its unitholders for the three months ended March 31, 2008.  If the events of default under the Partnership’s credit agreement are not waived by its lenders or the Partnership’s business operations and prospects do not improve, the Partnership may not make quarterly distributions to its unitholders in the future.  Pursuant to the Forbearance Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment, the Partnership is prohibited from making distributions to its unitholders during the Extended Forbearance Period.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.

Nasdaq Delisting

Effective at the opening of business on February 20, 2009, the Partnership’s common units were delisted from the Nasdaq Global Market (“Nasdaq”) due to the Partnership’s failure to timely file this Quarterly Report as well as its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  The Partnership’s common units are currently traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol SGLP.PK.  The fact that the Partnership’s common units are not listed on a national securities exchange is likely to make trading such common units more difficult for broker-dealers, unitholders and investors, potentially leading to further declines in the price of the common units.  In addition, it may limit the number of institutional and other investors that will consider investing in the Partnership’s common units, which may have an adverse effect on the price of its common units.  It may also make it more difficult for the Partnership to raise capital in the future.

The Partnership continues to work to become compliant with its SEC reporting obligations and intends to promptly seek the relisting of its common units on Nasdaq as soon as practicable after it has become compliant with such reporting obligations.  However, there can be no assurances that the Partnership will be able to relist its common units on Nasdaq or any other national securities exchange and the Partnership may face a lengthy process to relist its common units if it is able to relist them at all.

Claims Against and By the Private Company’s Bankruptcy Estate

The Partnership currently has claims against the Private Company’s bankruptcy estate due to amounts owed the Partnership by the Private Company prior to the Bankruptcy Filings.  In addition, if the Private Company fails to make its payments under the Throughput Agreement or the Terminalling Agreement or otherwise fails to perform under the contracts the Partnership has with the Private Company, the Partnership may have additional potential claims against the Private Company’s bankruptcy estate.

Any claims asserted by the Partnership against the Private Company in the Bankruptcy Cases will be subject to the claim allowance procedure provided in the Bankruptcy Code and Bankruptcy Rules.  If an objection is filed, the Bankruptcy Court will determine the extent to which any such claim that has been objected to is allowed and the priority of such claims.  The Partnership is uncertain regarding the ultimate amount of damages for breaches of contract or other claims that it will be able to establish in the Bankruptcy Cases and the Partnership cannot predict the amounts, if any, that it will collect or the timing of any such collection, but its losses could be substantial and could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of its common units and its ability to conduct its business.

    Pursuant to the Settlement Agreement, the Private Company will reject the Terminalling Agreement and the Throughput Agreement.  The Partnership will have a $35 million unsecured claim relating to rejection of the Terminalling Agreement in the Bankruptcy Cases.  In addition, the Partnership will have a $20 million unsecured claim against the Private Company relating to rejection of the Throughput Agreement.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “—Settlement with the Private Company”).

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, under bankruptcy law, a debtor-in-possession, such as the Private Company, may seek to avoid certain prepetition transfers if such transfers were to insiders and occurred within one year before the bankruptcy filing.  For purposes of avoidance under bankruptcy law, title to real property that is perfected more than thirty days after the transfer is deemed to have been transferred as of the date of perfection.  In addition, a debtor-in-possession, such as the Private Company, may seek to avoid prepetition transfers of real property that were not perfected as of the bankruptcy filing date against a hypothetical bona fide purchaser of such real property.

Through a series of transactions the Partnership acquired certain real property from the Private Company during the one-year period preceding the Bankruptcy Filings.  Deeds to approximately 27 asphalt facilities transferred to the Partnership by the Private Company as part of the Acquired Asphalt Assets either were not recorded within thirty days of such transfer or were not recorded as of the Bankruptcy Filings.  In addition, a deed to the Acquired Storage Assets was not recorded as of the Bankruptcy Filings.  Although the Partnership has title to such properties, the Private Company may in the Bankruptcy Cases seek to avoid the transfers of these properties.  The Partnership has defenses against these actions based upon bankruptcy law and state law and intends to vigorously defend against any such action.  However, there can be no assurance regarding the outcome of any potential litigation.  If the Private Company succeeds in such litigation, the Partnership may be required to return the affected properties to the Private Company or pay an amount equal to the value of such properties, which would have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the Partnership’s common units and its ability to conduct its business.  The Partnership would then have unsecured claims in the Bankruptcy Court for the amounts originally paid for such properties.   An estimate of possible loss, if any, or the range of loss cannot be made and therefore the Partnership has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the Partnership’s common units and its ability to conduct its business.  Pursuant to the Settlement Agreement, the Private Company will release certain of its claims related to this real property including the real property claims discussed above (see “—Settlement with the Private Company”).  There may be additional claims that are not released by the Settlement Agreement.  In addition, there can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated.

Governmental Investigations

On July 21, 2008, the Partnership received a letter from the staff of the SEC giving notice that the SEC is conducting an inquiry relating to the Partnership and requesting, among other things, that the Partnership voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to the Partnership’s disclosures respecting the Private Company’s liquidity issues, which were the subject of the Partnership’s July 17, 2008 press release.  On October 22, 2008, the Partnership received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, the Private Company’s liquidity issues.  The Partnership has been cooperating, and intends to continue cooperating, with the SEC in its investigation.

On July 23, 2008, the Partnership and its general partner each received a Grand Jury subpoena from the United States Attorney’s Office in Oklahoma City, Oklahoma, requiring, among other things, that the Partnership and its general partner produce financial and other records related to the Partnership’s July 17, 2008 press release.  The Partnership has been informed that the U.S. Attorneys’ Offices for the Western District of Oklahoma and the Northern District of Oklahoma are in discussions regarding the subpoenas, and no date has been set for a response to the subpoenas.  The Partnership and its general partner intend to cooperate fully with this investigation if and when it proceeds.

Securities Litigation

Between July 21, 2008 and September 4, 2008, the following class action complaints were filed:

        1.      Poelman v. SemGroup Energy Partners, L.P., et al., Civil Action No. 08-CV-6477, in the United States District Court for the Southern District of New York (filed July 21, 2008).  The plaintiff voluntarily dismissed this case on August 26, 2008;

        2.      Carson v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-425, in the Northern District of Oklahoma (filed July 22, 2008);

        3.       Charles D. Maurer SIMP Profit Sharing Plan f/b/o Charles D. Maurer v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-6598, in the United States District Court for the Southern District of New York (filed July 25, 2008);

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        4.      Michael Rubin v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-7063, in the United States District Court for the Southern District of New York (filed August 8, 2008);

        5.      Dharam V. Jain v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-7510, in the United States District Court for the Southern District of New York  (filed August 25, 2008); and

        6.      William L. Hickman v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-7749, in the United States District Court for the Southern District of New York (filed September 4, 2008).

        The Carson case was filed as a putative class action on behalf of all purchasers of the Partnership’s common units between February 20, 2008 and July 17, 2008.  Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5, resulting in damages to members of the putative class.  Plaintiff's specific allegations include that, despite an obligation to do so, the Defendants failed to disclose between February 20, 2008 and May 8, 2008 that the Private Company was engaged in high-risk crude oil hedging transactions that could affect its ability to continue as a going concern or that the Private Company was suffering from liquidity problems.  Plaintiff seeks class certification, damages, interest, fees, and costs.

        The Maurer case was filed as a putative class action on behalf of all persons who purchased the Partnership’s common units pursuant to or traceable to the February 12, 2008 Registration Statement and Prospectus.  Plaintiff alleges violations of Section 11 of the Securities Act of 1933 (“Securities Act”), resulting in damages to members of the putative class.  Plaintiff’s specific allegations include that, despite an obligation to do so, the Defendants failed to disclose in connection with the secondary offering in February 2008 that the Private Company was engaged in high-risk crude oil hedging transactions that could affect its ability to continue as a going concern or that the Private Company was suffering from liquidity problems.  Plaintiff seeks class certification, damages, interest, fees, and costs.

The Rubin, Jain, and Hickman cases were filed as putative class actions on behalf of all purchasers of the Partnership’s common units between July 17, 2007 and July 17, 2008.  Plaintiffs allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act and violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, resulting in damages to members of the putative class.  Plaintiff’s specific allegations include that, despite an obligation to do so, the Defendants failed to disclose between July 17, 2007 and July 17, 2008 the adverse financial condition and lack of liquidity of the Private Company that was caused by the Private Company’s speculative and unauthorized hedging and trading in crude oil.  Plaintiffs seek class certification, rescission of the sale of common units under Section 12(a)(2) of the Securities Act, damages, interest, fees, and costs.

Pursuant to a motion filed with the United States Judicial Panel on Multidistrict Litigation (“MDL Panel”), the Maurer case has been transferred to the Northern District of Oklahoma and consolidated with the Carson case.  The Rubin, Jain, and Hickman cases have also been transferred to the Northern District of Oklahoma.

A hearing on motions for appointment as lead plaintiff was held in the Carson case on October 17, 2008.  At that hearing, the court granted a motion to consolidate the Carson and Maurer cases for pretrial proceedings, and the consolidated litigation is now pending as In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-CV-425-GKF-PJC. The court entered an order on October 27, 2008, granting the motion of Harvest Fund Advisors LLC to be appointed lead plaintiff in the consolidated litigation.  On January 23, 2009, the court entered a Scheduling Order providing, among other things, that the lead plaintiff may file a consolidated amended complaint within 70 days of the date of the order, and that defendants may answer or otherwise respond within 60 days of the date of the filing of a consolidated amended complaint.

The Partnership intends to vigorously defend these actions.  There can be no assurance regarding the outcome of the litigation.  An estimate of possible loss, if any, or the range of loss cannot be made and therefore the Partnership has not accrued a loss contingency related to these actions. However, the ultimate resolution of these actions could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the Partnership’s common units and its ability to conduct its business.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership may become the subject of additional private or government actions regarding these matters in the future.  Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict.  The defense of these lawsuits may result in the incurrence of significant legal expense, both directly and as the result of the Partnership’s indemnification obligations.  The litigation may also divert management’s attention from the Partnership’s operations which may cause its business to suffer.  An unfavorable outcome in any of these matters may have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the Partnership’s common units and its ability to conduct its business. All or a portion of the defense costs and any amount the Partnership may be required to pay to satisfy a judgment or settlement of these claims may not be covered by insurance.

Examiner

On August 12, 2008, a motion was filed by the United States Trustee asking the Bankruptcy Court to appoint an examiner to investigate the Private Company’s trading strategies as well as certain “insider transactions,” including the contribution of the crude oil assets to the Partnership in connection with its initial public offering, the sale of the Acquired Asphalt Assets to the Partnership, the sale of the Acquired Pipeline Assets to the Partnership, the sale of the Acquired Storage Assets to the Partnership, and the entering into the Holdings Credit Agreements by SemGroup Holdings.  On September 10, 2008, the Bankruptcy Court approved the appointment of an examiner, and on October 14, 2008, the United States Trustee appointed Louis J. Freeh, former director of the Federal Bureau of Investigation, as the examiner.  The examiner is required to prepare and file a report summarizing the findings of his investigation by March 24, 2009, unless the Bankruptcy Court extends that deadline.

The Partnership may incur additional costs in cooperating with this examiner.  In addition, in connection with the Settlement Agreement, the Partnership and the Private Company will release certain claims relating to the contribution of assets to the Partnership in connection with its initial public offering and the Partnership’s acquisition of the Acquired Asphalt Assets, Acquired Pipeline Assets and Acquired Storage Assets.  However, other claims that may be identified by the examiner will not be released in connection with the Settlement Agreement.  If the examiner’s investigation results in an unfavorable outcome to the Partnership, such an investigation may prompt the filing of lawsuits in the Bankruptcy Cases to challenge or to seek to unwind transactions with the Partnership under the bankruptcy laws.  Such litigation may be expensive and, if successful, would have a material adverse effect on the Partnership’s business, financial condition, results of operations, ability to make distributions to its unitholders and the trading price of the Partnership’s common units.

  Internal Review

As previously announced, in July 2008 the Board created an internal review subcommittee of the Board comprised of directors who are independent of management and the Private Company to determine whether the Partnership participates in businesses other than as described in its filings with the SEC and to conduct investigations into other such specific items as are deemed to be appropriate by the subcommittee.  The subcommittee retained independent legal counsel to assist it in its investigations.

The subcommittee has investigated a short-term financing transaction involving two subsidiaries of the Private Company.  This transaction was identified as a potential source of concern in a whistleblower report made after the Private Company filed for bankruptcy.  Although the transaction did not involve the Partnership or its subsidiaries, it was investigated because it did involve certain senior executive officers of the Partnership’s general partner who were also senior executive officers of the Private Company at the time of the transaction.  Based upon its investigation, counsel for the subcommittee found that, subject to the subcommittee’s lack of access to Private Company documents and electronic records and witnesses, although certain irregularities occurred in the transactions, the transaction did not appear to cause the relevant officers to understand or believe that the Private Company had a lack of liquidity that imperiled the Private Company’s ability to meet its obligations to the Partnership and that certain aspects of the documentation of the transaction that were out of the ordinary did not call into question the integrity of any of the relevant officers.

The subcommittee also investigated whether certain senior executive officers of the Partnership’s general partner who were also senior executive officers of the Private Company knew and understood, beginning as early as July 2007 and at various times thereafter, about a lack of liquidity at the Private Company that imperiled the Private Company’s ability to meet its obligations to the Partnership.  Based upon this investigation, and subject to the subcommittee’s lack of access to Private Company documents and electronic records and witnesses, counsel for the subcommittee found that each of the officers had access to and reviewed Private Company financial information, including information regarding the Private Company’s commodity trading activities, from which they could have developed an understanding of the nature and significance of the trading activities that led to liquidity problems at the Private Company well before they say they did.  While the officers each stated sincerely that they did not understand the nature or extent of the Private Company’s trading-related problems until the first week of July 2008 or later, objective evidence suggests that they showed at least some indifference to known or easily discoverable facts and that they failed to adhere to procedures under the Private Company’s Risk Management Policy created expressly to ensure that the Private Company’s trading activities were properly monitored.  Nonetheless, counsel for the subcommittee was not persuaded by the documents and other evidence it was able to access that the officers in fact knew and understood that the Private Company’s liquidity or capital needs were a significant cause for alarm until, at the earliest, the second quarter of 2008.  Moreover, while it appeared to counsel that the officers developed a growing awareness of the nature and severity of the Private Company’s liquidity issues over the second quarter of 2008, counsel was unable to identify with any more precision the specific level of concern or understanding these individuals had prior to July 2008.  While not within the scope of such counsel’s investigation, counsel was requested by the subcommittee to note any information that came to counsel’s attention during its investigation that suggested that the officers intended to deceive or mislead any third party.  Subject to limitations described in its report, no information came to counsel’s attention during its investigation that suggested to counsel that the officers intended to deceive or to mislead any third parties.  In addition, in connection with the investigation, counsel for the subcommittee did not express any findings of intentional misconduct or fraud on the part of any officer or employee of the Partnership.

After completion of the internal review, a plan was developed with the advice of the Audit Committee of the Board to further strengthen the processes and procedures at the Partnership.  This plan includes, among other things, reevaluating executive officers and accounting and finance personnel (including a realignment of officers as described elsewhere in this report) and hiring, as deemed necessary, additional accounting and finance personnel or consultants; reevaluating the Partnership’s internal audit function and determining whether to expand the duties and responsibilities of such group; evaluating the comprehensive training programs for all management personnel covering, among other things, compliance with controls and procedures, revising the reporting structure so that the Chief Financial Officer reports directly to the Audit Committee, and increasing the business and operational oversight role of the Audit Committee.

Equity Awards and Employment Agreements

The Change of Control constituted a change of control under the Plan, which resulted in the early vesting of all awards under the Plan.  As such, the phantom units awarded to Messrs. Kevin L. Foxx, Michael J. Brochetti, Alex G. Stallings, Peter L. Schwiering and Jerry A. Parsons in the amounts of 150,000 units, 90,000 units, 75,000 units, 45,000 units and 20,000 units, respectively, are fully vested.  The common units underlying such awards were issued to such individuals in August 2008.  In addition, the 5,000 restricted units awarded to each of Messrs. Billings, Kosnik and Bishop for their service as independent members of the Board fully vested.

The Change of Control also resulted in a change of control under the employment agreements of Messrs. Foxx, Brochetti, Stallings, Schwiering and Parsons.  If within one year after the Change of Control any such officer is terminated by the Partnership’s general partner without Cause (as defined below) or such officer terminates the agreement for Good Reason (as defined below), he will be entitled to payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to 24 months of base salary and continued participation in the Partnership’s general partner’s welfare benefit programs for one year after termination. Upon such an event, Messrs Foxx, Brochetti, Stallings, Schwiering and Parsons would be entitled to lump sum payments of $900,000, $600,000, $550,000, $500,000 and $500,000, respectively, in addition to continued participation in the Partnership’s general partner’s welfare benefit programs.  As of the date of the filing of this report, none of these officers is entitled to these benefits as none of them has been terminated by the Partnership’s general partner without Cause or has terminated his agreement for Good Reason.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the employment agreements:

“Cause” means (i) conviction of the executive officer by a court of competent jurisdiction of any felony or a crime involving moral turpitude; (ii) the executive officer’s willful and intentional failure or willful intentional refusal to follow reasonable and lawful instructions of the Board; (iii) the executive officer’s material breach or default in the performance of his obligations under the employment agreement; or (iv) the executive officer’s act of misappropriation, embezzlement, intentional fraud or similar conduct involving the Partnership’s general partner.

“Good Reason” means (i) a material reduction in the executive officer’s base salary; (ii) a material diminution of the executive officer’s duties, authority or responsibilities as in effect immediately prior to such diminution; or (iii) the relocation of the named executive officer’s principal work location to a location more than 50 miles from its current location.

Insurance

The Partnership shares some insurance policies, including its general liability policy, with the Private Company. These policies contain caps on the insurer’s maximum liability under the policy, and claims made by either the Private Company or the Partnership are applied against the caps and deductibles. The possibility exists that, in an event in which the Partnership wishes to make a claim under a shared insurance policy, the Partnership’s claim could be denied or only partially satisfied due to claims made by the Private Company against the policy cap. Further, where events occur that would entitle both the Private Company and the Partnership to benefits under these insurance policies, the full deductible may be borne by the first claimant under the policy. In addition, claims made by the Private Company could affect the Partnership’s premiums and its ability to obtain insurance in the future.  The Bankruptcy Filings have had and may continue to have an adverse effect on the Partnership’s insurance premiums and coverage.  The Partnership’s premiums and ability to obtain insurance in the future could also be adversely impacted by the Bankruptcy Filings if the Private Company fails to renew any shared policies and the Partnership is required to purchase its own policy, cover any premiums currently being paid by the Private Company or if an insurance carrier increases the insurance premiums due to the Bankruptcy Filings.  These increased costs could have a material adverse effect on the Partnership’s financial condition and results of operations.

Taxation as a Corporation

The anticipated after-tax economic benefit of an investment in the Partnership’s common units depends largely on the Partnership being treated as a partnership for federal income tax purposes.  If less than 90% of the gross income of a publicly traded partnership, such as the Partnership, for any taxable year is “qualifying income” from sources such as the transportation, marketing (other than to end users), or processing of crude oil, natural gas or products thereof, interest, dividends or similar sources, that partnership will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years.  In this regard, because the income the Partnership earns from the Throughput Agreement and the Terminalling Agreement with the Private Company is “qualifying income” any material reduction or elimination of that income or any amendment to the Throughput Agreement or the Terminalling Agreement which changes the nature of the services provided or the income generated thereunder, may cause the Partnership’s remaining “qualifying income” to constitute less than 90% of its gross income.  As a result, the Partnership could become taxable as a corporation for federal income tax purposes, unless it were to transfer the businesses that generate non-qualifying income to one or more subsidiaries taxed as corporations and pay entity level income taxes on such non-qualifying income.  The IRS has not provided any ruling to the Partnership on this matter.

If the Partnership were treated as a corporation for federal income tax purposes, then it would pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates.  Distributions would generally be taxed again to unitholders as corporate distributions and none of the Partnership’s income, gains, losses, deductions or credits would flow through to its unitholders.  Because a tax would be imposed upon the Partnership as an entity, cash available for distribution to its unitholders would be substantially reduced.  Treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of the Partnership’s common units.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Effects

The Bankruptcy Filings have had and may in the future continue to have a number of other impacts on the Partnership’s business and management.  In the Amended Omnibus Agreement and other agreements with the Private Company, the Private Company has agreed to indemnify the Partnership for certain environmental and other claims relating to the crude oil and liquid asphalt cement assets that have been contributed to the Partnership.  Due to the Bankruptcy Filings, the Partnership may not be able to collect any amounts that would otherwise be payable under these indemnification provisions if such events were to occur.  Pursuant to the Settlement Agreement, the Private Company will reject the Amended Omnibus Agreement including the indemnification provisions therein.

The Partnership is currently pursuing various strategic alternatives for its business and assets including the possibility of entering into storage contracts with third party customers and the sale of all or a portion of its assets.  The uncertainty relating to the Bankruptcy Filings and the recent global market and economic conditions may make it more difficult to pursue merger opportunities or enter into storage contracts with third party customers.

In addition, general and administrative expenses (exclusive of noncash compensation expense related to the vesting of the units under the Plan- See Note 9) increased by approximately $6.6 million and $7.4 million, or approximately 287% and 322%, to approximately $8.9 million for the third quarter of 2008 and $9.7 million for the fourth quarter of 2008, respectively, compared to $2.3 million in the second quarter of 2008.  This increase is due to increased costs related to legal and financial advisors as well as other related costs in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and the Partnership’s efforts to enter into storage contracts with third party customers and pursue merger opportunities.  The Partnership expects this increased level of general and administrative expenses to continue into 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “SemGroup Energy Partners,” “our,” “we,” “us” and similar terms refer to SemGroup Energy Partners, L.P., together with our subsidiaries, (2) the “Private Company” refers to SemGroup, L.P. and its subsidiaries and affiliates (other than our general partner and us), and (3) “Crude Oil Business” refers to the crude oil gathering, transportation, terminalling and storage assets that were contributed to us by the Private Company. The historical financial statements for periods prior to the contribution of the operations to us by the Private Company on July 20, 2007 reflect the operations of our predecessor. The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our predecessor’s financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2007.  The Partnership as used herein refers to the financial results and operations of our predecessor until its contribution to us, and to our financial results and operations thereafter.

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the federal securities laws. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, the impact of the Bankruptcy Filings, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “should,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2008 (the “2007 Form 10-K”), and those set forth in “Item 1A. Risk Factors” of this report.

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

In July 2007, we issued 12,500,000 common units, representing limited partner interests, and 12,570,504 subordinated units, representing additional limited partner interests, to SemGroup Holdings, L.P., or SemGroup Holdings, and 549,908 general partner units representing a 2% general partner interest to SemGroup Energy Partners G.P., L.L.C., our general partner. SemGroup Holdings then completed a public offering of 12,500,000 common units at a price of $22 per unit. In addition, we issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option. We did not receive any proceeds from the common units sold by SemGroup Holdings. We received net proceeds of approximately $38.7 million after deducting underwriting discounts from the sale of common units in connection with the exercise of the underwriters’ over-allotment option. We used these net proceeds to reduce outstanding borrowings under our credit facility.

On February 20, 2008, we purchased land, receiving infrastructure, machinery, pumps and piping and 46 liquid asphalt cement and residual fuel oil terminalling and storage facilities (the “Acquired Asphalt Assets”) from the Private Company for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of the Private Company, which was approximately $145.5 million, with the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  In conjunction with the purchase of the Acquired Asphalt Assets, we amended our existing credit facility, increasing our borrowing capacity to $600 million. Concurrently, we issued 6,000,000 common units, receiving proceeds, net of underwriting discounts and offering-related costs, of $137.2 million. Our general partner also made a capital contribution of $2.9 million to maintain its 2.0% general partner interest in us. On March 5, 2008, we issued an additional 900,000 common units, receiving proceeds, net of underwriting discounts, of $20.6 million, in connection with the underwriters’ exercise of their over-allotment option in full. Our general partner made a corresponding capital contribution of $0.4 million to maintain its 2.0% general partner interest in us.  In connection with the acquisition of the Acquired Asphalt Assets, we entered into a Terminalling and Storage Agreement (the “Terminalling Agreement”) with the Private Company and certain of its subsidiaries under which we provide liquid asphalt cement terminalling and storage and throughput services to the Private Company and the Private Company has agreed to use the our services at certain minimum levels.  Our general partner’s Board of Directors (the “Board”) approved the acquisition of the Acquired Asphalt Assets as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets was fair, from a financial point of view, to us.

On May 12, 2008, we purchased the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that originates in Ardmore, Oklahoma and terminates in Drumright, Oklahoma as well as other real and personal property related to the pipeline (the “Acquired Pipeline Assets”) from the Private Company for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs.  The acquisition was funded with borrowings under our revolving credit facility.  We have suspended capital expenditures on this pipeline due to the Bankruptcy Filings.  Management currently intends to put the asset into service by late 2009 or early 2010 and is exploring various alternatives to complete the project.  The Board approved the acquisition of the Acquired Pipeline Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Pipeline Assets was fair, from a financial point of view, to us.

On May 30, 2008, we purchased certain land, crude oil storage and terminalling facilities with an aggregate of approximately 2.0 million barrels of storage capacity and related assets located at the Cushing Interchange from the Private Company and we assumed a take-or-pay, fee-based, third party contract through August 2010 relating to the additional 2.0 million barrels of storage capacity (the “Acquired Storage Assets”) for aggregate consideration of $90.2 million, including $0.2 million of acquisition-related costs.  The acquisition was funded with borrowings under our revolving credit facility.  The Board approved the acquisition of the Acquired Storage Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Storage Assets was fair, from a financial point of view, to us.

Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events

Due to the events related to the Bankruptcy Filings described herein, including the uncertainty relating to future cash flows and the existing events of default under our credit facility, we face substantial doubt as to our ability to continue as a going concern.  While it is not feasible to predict the ultimate outcome of the events surrounding the Bankruptcy Cases (as defined below), we have been and could continue to be materially and adversely affected by such events and we may be forced to make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.

Bankruptcy Filings

On July 17, 2008, we issued a press release announcing that the Private Company was experiencing liquidity issues and was exploring various alternatives, including raising additional equity, debt capital or the filing of a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code to address these issues.  We filed this press release in a Current Report on Form 8-K filed with the SEC on July 18, 2008.

On July 22, 2008, the Private Company and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS.  The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (the “Bankruptcy Cases”). None of we, our general partner, our subsidiaries nor our general partner’s subsidiaries are debtors in the Bankruptcy Cases.  However, because of our contractual relationships with the Private Company and certain of its subsidiaries, the Bankruptcy Filings have impacted us and may in the future impact us in various ways, including the items discussed below.  Our financial results as of June 30, 2008 reflect an allowance for doubtful accounts of $0.9 million related to amounts collectible from the Private Company as of June 30, 2008, which are considered prepetition debt in the Bankruptcy Cases.  Our financial results as of June 30, 2008 also reflect a $0.4 million allowance for doubtful accounts related to amounts collectible from third parties as of June 30, 2008.  The allowance related to amounts collectible from third parties was established as a result of certain third party customers netting amounts due them from the Private Company with amounts due to us.  Other than the allowance for doubtful accounts described above, the results of operations for the three and six months ended June 30, 2008 included in this quarterly report were not affected by the Bankruptcy Filings and related events.

Board and Management Composition

On July 18, 2008, Manchester Securities Corp. and Alerian Finance Partners, LP (“Manchester and Alerian”), as lenders to SemGroup Holdings, the sole member of our general partner, exercised certain rights described below under a Loan Agreement and a Pledge Agreement, each dated June 25, 2008 (the “Holdings Credit Agreements”), that were triggered by certain events of default under the Holdings Credit Agreements.  The Holdings Credit Agreements are secured by our subordinated units and incentive distribution rights and the membership interests in our general partner owned by SemGroup Holdings.  Manchester and Alerian have not foreclosed on our subordinated units owned by SemGroup Holdings or the membership interests in our general partner.  Manchester and Alerian may in the future exercise other remedies available to them under the Holdings Credit Agreement and related loan documents, including taking action to foreclose on the collateral securing the loan, which may cause an additional event of default under our credit agreement and Forbearance Agreement (as defined below).  Neither we nor our general partner is a party to the Holdings Credit Agreements or the related loan documents.

On July 18, 2008, Manchester and Alerian exercised their right under the Holdings Credit Agreements to vote the membership interests of our general partner in order to reconstitute the Board (the “Change of Control”).  Messrs. Thomas L. Kivisto, Gregory C. Wallace, Kevin L. Foxx, Michael J. Brochetti and W. Anderson Bishop were removed from the Board.  Mr. Bishop had served as the chairman of the audit committee and as a member of the conflicts committee and compensation committee of the Board.  Messrs. Sundar S. Srinivasan, David N. Bernfeld and Gabriel Hammond (each of whom is affiliated with Manchester or Alerian) were appointed as directors of the Board.  Mr. Srinivasan was elected as Chairman of the Board.  Messrs. Brian F. Billings and Edward F. Kosnik remain as directors of the Board and continue to serve as members of the conflicts committee, audit committee and compensation committee of the Board.  In addition, Messrs. Foxx and Alex Stallings resigned the positions each officer held with SemGroup, L.P. in July 2008.  Mr. Brochetti had previously resigned from his position with SemGroup, L.P. in March 2008.  Messrs. Foxx, Brochetti and Stallings remain as officers of our general partner.

On October 1, 2008, Dave Miller (who is an affiliate of Manchester) and Duke R. Ligon were appointed members of the Board. Mr. Ligon is an independent member of the Board and is the chairman of the audit committee and also serves on the compensation committee and the conflicts committee of the Board. Under the provisions of the SemGroup Energy Partners G.P., L.L.C. Long-Term Incentive Plan (the “Plan”), Mr. Ligon was granted an award of 3,333 restricted common units and 1,667 restricted subordinated units on December 23, 2008. These restricted common units and restricted subordinated units will vest in one-third increments over a three-year period.  The Plan was amended in December 2008 to provide for the issuance of restricted subordinated units.

On January 9, 2009, Mr. Srinivasan resigned his positions as Chairman of the Board and as a director.  Mr. Ligon was subsequently elected as Chairman of the Board.

As discussed in "Part II. Item 5. Other Information," on March 18, 2009, the Board realigned the officers of our general partner appointing Michael J. Brochetti as Executive Vice President—Corporate Development and Treasurer, Alex G. Stallings as Chief Financial Officer and Secretary, and James R. Griffin as Chief Accounting Officer.  Mr. Brochetti had previously served as Chief Financial Officer, and Mr. Stallings had previously served as Chief Accounting Officer and Secretary.

Bankruptcy Court Order

On September 9, 2008, the Bankruptcy Court entered an order relating to the settlement of certain matters between us and the Private Company (the “Order”) in the Bankruptcy Cases.  Among other things, the Order provided that (i) the Private Company shall directly pay any utility costs attributable to the operations of the Private Company at certain shared facilities, and the Private Company will pay us for past utility cost reimbursements that are due from the Private Company; (ii) commencing on September 15, 2008, payments under the Terminalling Agreement shall be netted against amounts due under the Amended Omnibus Agreement and shall be made on the 15th day of each month for the prior month (with a three business-day grace period); (iii) the Private Company will provide us with a letter of credit in the amount of approximately $4.9 million to secure the Private Company’s postpetition obligations under the Terminalling Agreement; (iv) the Private Company will make payments under the Throughput Agreement for the month of August on September 15, 2008 (with a three business-day grace period) based upon the monthly contract minimums in the Throughput Agreement and netted against amounts due under the Amended Omnibus Agreement; (v) the Private Company will make payments under the Throughput Agreement for the months of September and October on October 15, 2008 (with a three business-day grace period) and November 15, 2008 (with a three business-day grace period), respectively, or three business days after amounts due are determined and documentation therefore has been provided and exchanged based upon actual volumes for each such month and at a rate equal to the average rate charged by us to third-party shippers in the same geographical area, with any such amounts netted against amounts due under the Amended Omnibus Agreement; (vi) the parties will reevaluate the Throughput Agreement and the payment terms with respect to services provided after October 2008; (vii) representatives of the Private Company and us will meet to discuss the transition to us of certain of the Private Company’s employees necessary to maintain our business, and pending agreement between the parties, the Private Company shall continue to provide services in accordance with the Amended Omnibus Agreement through at least November 30, 2008; (viii) the Private Company will consent to an order relating a third-party storage contract which shall provide that we are the rightful owner of the rights in and to a certain third-party storage agreement and the corresponding amounts due thereunder; and (ix) we will enter into a specified lease with the Private Company to permit the Private Company to construct a pipeline.

Since the time that the Order was entered, we negotiated a replacement letter of credit, which expires on April 7, 2009, in the amount of approximately $4.9 million to secure the Private Company’s postpetition obligations under the Terminalling Agreement.  Although certain portions of the Order have expired, the Private Company, as of the date of filing this report, has continued to (i) provide services under the Amended Omnibus Agreement, (ii) make payments to us under the Terminalling Agreement based upon the monthly contract minimums (netted against amounts due under the Amended Omnibus Agreement) and (iii) make payments to us under the Throughput Agreement for actual volumes transported or stored each month at a rate equal to the average rate charged by us to third-party shippers in the same geographical area (netted against amounts due under the Amended Omnibus Agreement).  However, there can be no assurance that the Private Company will continue to provide such services or make such payments in the future.  Pursuant to the Settlement Agreement (as defined below), such services and payments will be modified as described below under “—Settlement with the Private Company.”

   Settlement with the Private Company.

    On March 12, 2009, the Bankruptcy Court held a hearing and approved the transactions contemplated by a term sheet relating to the settlement of certain matters between us and the Private Company (the “Settlement Agreement”).  The Bankruptcy Court entered an order approving the Settlement Agreement on March 20, 2009.

    The Settlement Agreement provides for the following, among other things:

•	we will transfer certain crude oil storage assets located in Kansas to the Private Company;

•	the Private Company will transfer ownership of 355,000 barrels of crude oil tank bottoms and line fill to us;

•	the Private Company will reject the Throughput Agreement as part of the Bankruptcy Cases;

•	we and our affiliates will have a $20 million unsecured claim against the Private Company relating to rejection of the Throughput Agreement;

•
we and the Private Company will enter into a new throughput agreement pursuant to which we will provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company;

•	we will offer employment to certain crude oil employees;

•
the Private Company will transfer its asphalt assets that are connected to our asphalt assets to the us or one of our affiliates (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and we enter into a terminalling and storage agreement with such purchaser);

•	the Private Company will reject the Terminalling Agreement as part of the Bankruptcy Cases;

•	one of our subsidiaries will have a $35 million unsecured claim against the Private Company relating to rejection of the Terminalling Agreement;

•
we and the Private Company will enter into a new terminalling agreement pursuant to which we will provide asphalt terminalling and storage services for the Private Company ’s remaining asphalt inventory on the following terms: (i) we will receive a monthly storage service fee equal to $0.565 per barrel multiplied by the total shell capacity in barrels for each tank where the Private Company has asphalt inventory and (ii) we will receive a throughput fee of $9.25 per ton for each ton of the Private Company’s asphalt inventory that is delivered out of or otherwise removed from our asphalt assets (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and we enter into a terminalling and storage agreement with such purchaser);

•
the Private Company will remove all of its remaining asphalt inventory from our asphalt storage facilities no later than October 31, 2009 (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and we enter into a terminalling and storage agreement with such purchaser);

•
the Private Company will be entitled to receive 20% of the proceeds of any sale by us of any of the asphalt assets transferred to us in connection with the Settlement Agreement that occurs within nine months of the transfer of such assets to us (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and we enter into a terminalling and storage agreement with such purchaser);

•	the Private Company will reject the Amended and Restated Omnibus Agreement as part of the Bankruptcy Cases;

•	we and the Private Company will enter into a shared services agreement pursuant to which the Private Company will provide certain operational services for us;

•
other than as provided above, we and the Private Company entered into mutual releases of claims relating to the rejection of the Terminalling and Storage Agreement, Throughput Agreement and Amended and Restated Omnibus Agreement;

•	certain pre-petition claims by the Private Company and us will be netted and waived;

•
we and the Private Company will resolve certain remaining issues related to the contribution of crude oil assets to us in connection with our initial public offering, our acquisition of the Acquired Asphalt Assets, our acquisition of the Acquired Pipeline Assets and our acquisition of the Acquired Storage Assets, including the release of claims relating to such acquisitions; and

•
we and the Private Company will enter into a license agreement providing us with a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup”, and the corresponding mark until December 31, 2009, and the Private Company will waive claims for infringement relating to such trade names and mark prior to the date of such license agreement.

    The parties agreed to negotiate and execute definitive documentation, to be approved by the Bankruptcy Court, with respect to the items contained in the Settlement Agreement as soon as practicably possible, which will supersede the Settlement Agreement when so executed.  The Settlement Agreement is subject to the obtaining of a consent from our lenders under our credit agreement and a waiver of the existing defaults or events of default under the credit agreement.  There can be no assurance that our lenders will provide the required consent to the transactions or waiver of existing defaults or events of default under our credit agreement or that the transactions contemplated by the Settlement Agreement will be consummated.

Our Revenues

We provide services to the crude oil purchasing, marketing and distribution operations of the Private Company pursuant to a crude oil gathering, transportation, terminalling and storage agreement with the Private Company, which we refer to as the Throughput Agreement, and we provide services to the finished asphalt product processing and marketing operations of the Private Company pursuant to a terminalling and storage agreement with the Private Company, which we refer to as the Terminalling Agreement.  For a detailed description of the Throughput Agreement and the Terminalling Agreement, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 13. Certain Relationships and Related Party Transactions” in our 2007 Form 10-K.  For the six months ended June 30, 2008 and the year ended December 31, 2008, we derived approximately 88% and approximately 73%, respectively, of our revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks, from services we provided to the Private Company and its subsidiaries.  The Private Company is obligated to pay us minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services are actually utilized by the Private Company.  As described above, the Order requires the Private Company to make certain payments under the Throughput Agreement and Terminalling Agreement.  As of the date of the filing of this report, payments made under the Throughput Agreement for services rendered since September 2008 have been made based upon actual usage rather than the contractual minimum monthly storage amounts in such agreement.  As of the date of the filing of this report, payments made under the Terminalling Agreement have continued to be made based upon the contractual minimum monthly storage amounts in such agreement.  We have been pursuing opportunities to provide crude oil terminalling and storage services and crude oil gathering and transportation services to third parties.

As a result of new crude oil third-party storage contracts, we have increased our third-party terminalling and storage revenue (excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks) from approximately $1.0 million, or approximately 4% of total terminalling and storage revenue during the second quarter of 2008, to approximately $4.7 million and $8.4 million, or approximately 17% and 34% of total terminalling and storage revenue for the third quarter of 2008 and the fourth quarter of 2008, respectively.

In addition, as a result of new third-party crude oil transportation contracts and reduced commitments of usage by the Private Company under the Throughput Agreement, we have increased our third-party gathering and transportation revenue from approximately $5.0 million, or approximately 21% of total gathering and transportation revenue during the second quarter of 2008, to approximately $10.9 million and $13.9 million, or approximately 51% and 86% of total gathering and transportation revenue for the third quarter of 2008 and the fourth quarter of 2008, respectively.

The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in the Private Company’s crude oil services provided due to the termination of the monthly contract minimum revenues under the Throughput Agreement in September 2008.  Average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from the Private Company.  However, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, fourth quarter total revenues are approximately $9.2 million less than second quarter 2008 total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks. Pursuant to the Settlement Agreement, we have agreed to waive the fees pursuant to the Terminalling Agreement for the month of March 2009, and we will enter into a new terminalling agreement with the Private Company for periods thereafter (see "-Settlement with the Private Company").

Any delay or failure of the Private Company to make its required payments under the Throughput Agreement or the Terminalling Agreement, to the extent such revenues have not been replaced by third party revenues, will have a material adverse effect on our financial condition and results of operations.  For example, we have reserved as a doubtful account the receivable balance owed by the Private Company for services provided to the Private Company during the first 21 days of July, totaling $9.6 million, as such amounts are considered prepetition debt in the Bankruptcy Filings.  In addition, the Private Company may reject the contracts it has with us, including the Throughput Agreement and the Terminalling Agreement, as part of its bankruptcy proceedings, which ultimately would have the effect of breaching such contracts.  Such action would have a material adverse effect on our financial condition and results of operations.  Any transaction relating to a rejection, assignment or modification of the Throughput Agreement or the Terminalling Agreement would require approval of the Bankruptcy Court.  On February 6, 2009, the Private Company filed a motion in the Bankruptcy Court requesting approval of the sale of its asphalt related assets, or in the event of an unsuccessful auction, the rejection of the Terminalling Agreement and the winding down of its asphalt business (see “—Asphalt Operations” below).  Pursuant to the Settlement Agreement, among other things, the Private Company will reject the Terminalling Agreement and the Throughput Agreement as part of the Bankruptcy Cases.  In addition, pursuant to the Settlement Agreement, we will enter into a new throughput agreement and a new terminalling agreement with the Private Company pursuant to which we will provide certain crude oil gathering, transportation, terminalling and storage services and asphalt terminalling and storage services to the Private Company.   We expect revenues from services provided to the Private Company under this new throughput agreement and new terminalling agreement to be substantially less than prior revenues from services provided to the Private Company as the new agreements will be based upon actual volumes gathered, transported, terminalled and stored instead of certain minimum volumes and may be at reduced rates when compared to the Throughput Agreement and Terminalling Agreement.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “—Settlement with the Private Company”).

We have entered into various crude oil transportation and storage contracts with third parties and are continuing to pursue additional contracts with third parties; however, there can be no assurance that any of these additional efforts will be successful.  In addition, certain third parties may be less likely to enter into business transactions with us due to the Bankruptcy Filings.  The Private Company may also choose to curtail its operations or liquidate its assets as part of the Bankruptcy Cases.  As a result, unless we are able to generate additional third party revenues, we may experience lower volume in our system which could have a material adverse effect on our results of operations and cash flows.

Asphalt Operations

We provide liquid asphalt cement terminalling and storage services to the Private Company.  The Private Company processes, distributes and markets liquid asphalt cement and finished asphalt products to third party customers.  Pursuant to the Amended Omnibus Agreement, the Private Company has agreed, so long as the Terminalling Agreement is in effect, not to engage in, or acquire or invest in an entity that engages in, the business of terminalling and storing liquid asphalt cement within 50 miles of our liquid asphalt cement facilities and we have agreed, so long as the Terminalling Agreement is in effect, not to engage in, or acquire or invest in an entity that engages in, the business of processing, marketing and distributing liquid asphalt cement and finished asphalt products within 50 miles of our liquid asphalt cement facilities.  As a result, subject to certain exceptions, we are contractually prohibited from marketing or distributing liquid asphalt cement directly to third party customers while the Terminalling Agreement is in effect.  In addition, the Private Company is responsible for obtaining and maintaining all environmental and other permits related to our liquid asphalt cement operations.  The Private Company’s failure to obtain, renew or maintain compliance under these permits may materially adversely effect our operations.  We are currently evaluating strategic alternatives for our asphalt operations, including the possibility of entering into storage contracts with third party customers and the sale of all or a portion of our assets.

The asphalt industry in the United States is characterized by a high degree of seasonality. Much of this seasonality is due to the impact that weather conditions have on road construction schedules, particularly in cold weather states. Refineries produce liquid asphalt cement year round, but the peak asphalt demand season is during the warm weather months when most of the road construction activity in the United States takes place. As a result, liquid asphalt cement is typically purchased from refineries at low prices in the low demand winter months and then processed and sold at higher prices in the peak summer demand season.  Although there remains some liquid asphalt cement in our asphalt storage tanks that was not sold during the summer of 2008, the Private Company, as of the date of the filing of this report, has not purchased any significant volumes of additional liquid asphalt cement during the recent winter months.

On February 6, 2009, the Private Company filed a motion in the Bankruptcy Court requesting approval of the sale of its asphalt related assets.  There is significant uncertainty as to our revenues related to our asphalt assets and there is substantial risk that our asphalt assets may be idle during 2009 and subsequent years, which would adversely effect our financial condition and results of operations.  Without revenues from our asphalt assets, we may be unable to meet the covenants, including the minimum liquidity and minimum receipt requirements, under our Forbearance Agreement (as defined below) with our senior secured lenders pursuant to which such lenders have agreed to forbear from exercising their rights and remedies arising from the events of default under our credit agreement.  Pursuant to the Settlement Agreement, we will receive the Private Company’s asphalt assets that are connected to our asphalt assets (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and we enter into a terminalling and storage agreement with such purchaser).  The transfer of the Private Company’s asphalt assets in connection with the Settlement Agreement will provide us with outbound logistics for our existing asphalt assets and, therefore, will allow us to better provide asphalt terminalling and storage services.  In addition, the Private Company will reject the Terminalling Agreement as part of the Bankruptcy Cases and we and the Private Company will enter into a new terminalling agreement pursuant to which we will provide asphalt terminalling and storage services for the Private Company ’s remaining asphalt inventory.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “—Settlement with the Private Company”).  Even if we acquire such asphalt assets, we may not be able to enter into agreements to provide terminalling and storage services for such assets.  In addition, if the Private Company sells its asphalt assets to a third party, we will need to negotiate a new terminalling and storage contract with the purchaser of such assets and such agreement may not be on as favorable terms as the Terminalling Agreement.  Any significant decrease in the amount of revenues that we receive from our liquid asphalt cement terminalling and storage operations could have a material adverse effect on our cash flows, financial condition and results of operations.

Operation and General Administration of the Partnership

As is the case with many publicly traded partnerships, we do not directly employ any persons responsible for managing or operating our business or for providing services relating to day-to-day business affairs.  Pursuant to the Amended Omnibus Agreement, the Private Company operated our assets and performed other administrative services for us such as accounting, legal, regulatory, development, finance, land and engineering.  Due to the Change of Control, the Private Company is no longer obligated to operate our assets or perform other administrative services pursuant to the Amended Omnibus Agreement.  The Private Company agreed to continue providing such services until at least November 30, 2008 pursuant to the Order.  While the Private Company has continued to provide such services as of the date of the filing of this report, there can be no assurance that it will continue to provide such services to us or that we could replace any of these services if the Private Company stops providing them.  Pursuant to the Settlement Agreement, the Private Company will reject the Amended Omnibus Agreement as part of the Bankruptcy Cases and we will enter into a shared services agreement with the Private Company pursuant to which the Private Company will provide certain operational services for us.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “—Settlement with the Private Company”).  In addition, if the terms of this shared services agreement are not as favorable as the terms under the Amended Omnibus Agreement, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.  If the Private Company stops providing these services, we may incur increased costs to replace these services and our financial results may suffer.

In addition, in connection with the Bankruptcy Cases, the Private Company may reduce a substantial number of its employees or some of the Private Company’s employees may choose to terminate their employment with the Private Company, some of whom may currently be providing general and administrative and operating services to us.  Any reductions in critical personnel who provide services to us and any increased costs to replace such personnel could have a material adverse effect on our ability to conduct our business and our results of operations.

Change of Control of the Private Company

On December 15, 2008, Red Apple Group Inc. (“Red Apple”), which is chaired by John Catsimatidis, announced that it controls five of the nine seats on the management committee of the general partner of the Private Company and therefore effectively controls the Private Company (the “Private Company Change of Control”).  Mr. Catsimatidis has indicated that Red Apple does not intend to liquidate the Private Company and that it plans on filing a new reorganization plan for the Private Company with the Bankruptcy Court.  As of the date of the filing of this report, Red Apple has not filed a reorganization plan.  There is no assurance that any reorganization plan will be submitted by Red Apple or that if a reorganization plan is submitted by Red Apple that the Bankruptcy Court will approve such plan or that continued performance by the Private Company under the Throughput Agreement or the Terminalling Agreement will be part of any such plan.  In addition, the Private Company Change of Control may lead to additional uncertainty regarding our continued relationship with the Private Company.  We are unsure what impact, if any, the Private Company Change of Control will have on us and our operations.

Intellectual Property Rights

Pursuant to the Amended Omnibus Agreement, we licensed the use of certain trade names and marks, including the name “SemGroup.”  This license terminated automatically upon the Change of Control.  The termination of the explicit rights to use this intellectual property under the Amended Omnibus Agreement may adversely effect our ability to operate or grow our business and our results of operations.  In addition, we may be subject to claims for trademark or other intellectual property infringement due to our continued use of these intellectual property rights.  Pursuant to the Settlement Agreement, we will enter into a license agreement with the Private Company pursuant to which we may use the trade names and mark until December 31, 2009.  In addition, pursuant to the Settlement Agreement, the Private Company has agreed to waive all claims relating to infringement of the trade names and mark prior to the date of this license agreement.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “—Settlement with the Private Company”).

Credit Facility

As described below under “—Liquidity and Capital Resources”, certain events of default have occurred and are continuing under our credit agreement, which prohibit us from borrowing under our credit facility to fund working capital needs or to pay distributions to its unitholders, among other things.  No cure periods are applicable to the existing events of default.  These events of default have not been waived and are continuing under our credit agreement.  In addition, the Private Company’s action related to the Bankruptcy Cases as well as the Private Company’s liquidity issues and any corresponding impact may result in additional events of default under the Partnership’s credit agreement.  We and the requisite lenders under our credit facility have entered into a Forbearance Agreement (as defined below) relating to the existing events of default under the credit agreement.  Waiver of the existing events of default under our credit agreement is a condition precedent to the effectiveness of the Settlement Agreement.  There can be no assurance that our lenders will provide such a waiver and that the transactions contemplated by the Settlement Agreement will be consummated.  See “—Liquidity and Capital Resources” for more information regarding our credit facility, the events of default thereunder and the Forbearance Agreement (as defined below).

Distributions to Our Unitholders

We did not make a distribution to our common unitholders, subordinated unitholders or general partner attributable to the results of operations for the quarters ended June 30, 2008, September 30, 2008, or December 31, 2008 due to the existing events of default under our credit agreement and the uncertainty of our future cash flows relating to the Bankruptcy Filings.  Our unitholders will be required to pay taxes on their share of our taxable income even though they did not receive a cash distribution for the quarters ended June 30, 2008, September 30, 2008 or December 31, 2008.  In addition, we do not currently expect to make a distribution relating to the first quarter of 2009.  We distributed approximately $14.3 million to our unitholders for the three months ended March 31, 2008.  If the events of default under our credit agreement are not waived by our lenders or our business operations and prospects do not improve, we may not make quarterly distributions to our unitholders in the future.

Our partnership agreement provides that, during the subordination period, which we are currently in, our common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.

Nasdaq Delisting

Effective at the opening of business on February 20, 2009, our common units were delisted from the Nasdaq Global Market (“Nasdaq”) due to our failure to timely file this Quarterly Report as well as our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  Our common units are currently traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol SGLP.PK.  The fact that our common units are not listed on a national securities exchange is likely to make trading such common units more difficult for broker-dealers, unitholders and investors, potentially leading to further declines in the price of our common units.  In addition, it may limit the number of institutional and other investors that will consider investing in our common units, which may have an adverse effect on the price of our common units.  It may also make it more difficult for us to raise capital in the future.

We continue to work to become compliant with our SEC reporting obligations and intend to promptly seek the relisting of our common units on Nasdaq as soon as practicable after we have become compliant with such reporting obligations.  However, there can be no assurances that we will be able to relist our common units on Nasdaq or any other national securities exchange and we may face a lengthy process to relist our common units if we are able to relist them at all.

Claims Against and By The Private Company’s Bankruptcy Estate

We currently have claims against the Private Company’s bankruptcy estate due to amounts owed us by the Private Company prior to the Bankruptcy Filings.  In addition, if the Private Company fails to make its payments under the Throughput Agreement or the Terminalling Agreement or otherwise fails to perform under the contracts we have with the Private Company, we may have additional potential claims against the Private Company’s bankruptcy estate.

Any claims asserted by us against the Private Company in the Bankruptcy Cases will be subject to the claim allowance procedure provided in the Bankruptcy Code and Bankruptcy Rules.  If an objection is filed, the Bankruptcy Court will determine the extent to which any such claim that has been objected to is allowed and the priority of such claims.  We are uncertain regarding the ultimate amount of damages for breaches of contract or other claims that we will be able to establish in the Bankruptcy Cases and we cannot predict the amounts, if any, that we will collect or the timing of any such collection, but such losses could be substantial and could have a material adverse effect on the Partnership's ability to conduct its business and its results of operations.

    Pursuant to the Settlement Agreement, the Private Company will reject the Terminalling Agreement and the Throughput Agreement.  We will have a $35 million unsecured claim relating to rejection of the Terminalling Agreement in the Bankruptcy Cases.  In addition, we will have a $20 million unsecured claim against the Private Company relating to rejection of the Throughput Agreement.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “—Settlement with the Private Company”).

In addition, under bankruptcy law, a debtor-in-possession, such as the Private Company, may seek to avoid certain prepetition transfers if such transfers were to insiders and occurred within one year before the bankruptcy filing for insiders.  For purposes of avoidance under bankruptcy law, title to real property that is perfected more than thirty days after the transfer is deemed to have been transferred as of the date of perfection.  In addition, a debtor-in-possession, such as the Private Company, may seek to avoid prepetition transfers of real property that were not perfected as of the bankruptcy filing date against a hypothetical bona fide purchaser of such real property.

Through a series of transactions we acquired certain real property from the Private Company during the one-year period preceding the Bankruptcy Filings.  Deeds to approximately 27 asphalt facilities transferred to us by the Private Company as part of the Acquired Asphalt Assets either were not recorded within thirty days of such transfer or were not recorded as of the Bankruptcy Filings.  In addition, a deed to the Acquired Storage Assets was not recorded as of the Bankruptcy Filings.  Although we have title to such properties, the Private Company may in its Bankruptcy Cases seek to avoid the transfers of these properties.  We have defenses against these actions based upon bankruptcy law and state law and intend to vigorously defend against any such action.  However, there can be no assurance regarding the outcome of any potential litigation.  If the Private Company succeeds in such litigation, we may be required to return the affected properties to the Private Company or pay an amount equal to the value of such properties, which would have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of the our common units and our ability to conduct our business.  We would then have unsecured claims in the Bankruptcy Court for the amounts originally paid for such properties.   An estimate of possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of the our common units and our ability to conduct our business.  Pursuant to the Settlement Agreement, the Private Company will release certain of its claims related to this real property including the real property claims discussed above (see “—Settlement with the Private Company”).  There may be additional claims that are not released by the Settlement Agreement.  In addition, there can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated.

Governmental Investigations

On July 21, 2008, we received a letter from the staff of the SEC giving notice that the SEC is conducting an inquiry relating to us and requesting, among other things, that we voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to our disclosures respecting the Private Company’s liquidity issues, which were the subject of our July 17, 2008 press release.  On October 22, 2008, we received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, the Private Company’s liquidity issues.  We have been cooperating, and intend to continue cooperating, with the SEC in its investigation.

On July 23, 2008, we and our general partner each received a Grand Jury subpoena from the United States Attorney’s Office in Oklahoma City, Oklahoma, requiring, among other things, that we and our general partner produce financial and other records related to our July 17, 2008 press release.  We have been informed that the U.S. Attorneys’ Offices for the Western District of Oklahoma and the Northern District of Oklahoma are in discussions regarding the subpoenas, and no date has been set for a response to the subpoenas.  We and our general partner intend to cooperate fully with this investigation if and when it proceeds.

Securities Litigation

Please see “Part II—Item I. Legal Proceedings” for a discussion of certain securities litigation to which we are a party.

Examiner

On August 12, 2008, a motion was filed by the United States Trustee asking the Bankruptcy Court to appoint an examiner to investigate the Private Company’s trading strategies as well as certain “insider transactions,” including the contribution of the crude oil assets to us in connection with our initial public offering, the sale of the asphalt assets to us in February 2008, the sale of the Eagle North Pipeline System to us in May 2008, the sale of certain crude oil storage assets to us in May 2008, and the entering into the Holdings Credit Agreements by SemGroup Holdings.  On September 10, 2008, the Bankruptcy Court approved the appointment of an examiner, and on October 14, 2008, the United States Trustee appointed Louis J. Freeh, former director of the Federal Bureau of Investigation, as the examiner.  The examiner is required to prepare and file a report summarizing the findings of his investigation by March 24, 2009, unless the Bankruptcy Court extends that deadline.

We may incur additional costs in cooperating with this examiner.  In addition, in connection with the Settlement Agreement, we and the Private Company will release certain claims relating to the contribution of assets to us in connection with our initial public offering and our acquisition of the Acquired Asphalt Assets, Acquired Pipeline Assets and Acquired Storage Assets.  However, other claims that may be identified by the examiner will not be released in connection with the Settlement Agreement.  If the examiner’s investigation results in an unfavorable outcome to us, such an investigation may prompt the filing of lawsuits by the Private Company’s bankruptcy estate representative to challenge or to seek to unwind transactions with us under the bankruptcy laws.  Such litigation may be expensive and, if successful, would have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our unitholders and the trading price of our common units.

Internal Review

As previously announced, in July 2008 the Board created an internal review subcommittee of the Board comprised of directors who are independent of management and the Private Company to determine whether we participate in businesses other than as described in our filings with the SEC and to conduct investigations into other such specific items as are deemed to be appropriate by the subcommittee.  The subcommittee retained independent legal counsel to assist it in its investigations.

The subcommittee has investigated a short-term financing transaction involving two subsidiaries of the Private Company.  This transaction was identified as a potential source of concern in a whistleblower report made after the Private Company filed for bankruptcy.  Although the transaction did not involve us or our subsidiaries, it was investigated because it did involve certain senior executive officers of our general partner who were also senior executive officers of the Private Company at the time of the transaction.  Based upon its investigation, counsel for the subcommittee found that, subject to the subcommittee’s lack of access to Private Company documents and electronic records and witnesses, although certain irregularities occurred in the transactions, the transaction did not appear to cause the relevant officers to understand or believe that the Private Company had a lack of liquidity that imperiled the Private Company’s ability to meet its obligations to us and that certain aspects of the documentation of the transaction that were out of the ordinary did not call into question the integrity of any of the relevant officers.

The subcommittee also investigated whether certain senior executive officers of our general partner who were also senior executive officers of the Private Company knew and understood, beginning as early as July 2007 and at various times thereafter, about a lack of liquidity at the Private Company that imperiled the Private Company’s ability to meet its obligations to us.  Based upon this investigation, and subject to the subcommittee’s lack of access to Private Company documents and electronic records and witnesses, counsel for the subcommittee found that each of the officers had access to and reviewed Private Company financial information, including information regarding the Private Company’s commodity trading activities, from which they could have developed an understanding of the nature and significance of the trading activities that led to liquidity problems at the Private Company well before they say they did.  While the officers each stated sincerely that they did not understand the nature or extent of the Private Company’s trading-related problems until the first week of July 2008 or later, objective evidence suggests that they showed at least some indifference to known or easily discoverable facts and that they failed to adhere to procedures under the Private Company’s Risk Management Policy created expressly to ensure that the Private Company’s trading activities were properly monitored.  Nonetheless, counsel for the subcommittee was not persuaded by the documents and other evidence it was able to access that the officers in fact knew and understood that the Private Company’s liquidity or capital needs were a significant cause for alarm until, at the earliest, the second quarter of 2008.  Moreover, while it appeared to counsel that the officers developed a growing awareness of the nature and severity of the Private Company’s liquidity issues over the second quarter of 2008, counsel was unable to identify with any more precision the specific level of concern or understanding these individuals had prior to July 2008.  While not within the scope of such counsel’s investigation, counsel was requested by the subcommittee to note any information that came to counsel’s attention during its investigation that suggested that the officers intended to deceive or mislead any third party.  Subject to limitations described in its report, no information came to counsel’s attention during its investigation that suggested to counsel that the officers intended to deceive or to mislead any third parties.  In addition, in connection with the investigation, counsel for the subcommittee did not express any findings of intentional misconduct or fraud on the part of any officer or employee of us.

After completion of the internal review, a plan was developed with the advice of the Audit Committee of the Board to further strengthen our processes and procedures.  This plan includes, among other things, reevaluating executive officers and accounting and finance personnel (including a realignment of officers as described elsewhere in this report) and hiring, as deemed necessary, additional accounting and finance personnel or consultants; reevaluating our internal audit function and determining whether to expand the duties and responsibilities of such group; evaluating the comprehensive training programs for all management personnel covering, among other things, compliance with controls and procedures, revising the reporting structure so that the Chief Financial Officer reports directly to the Audit Committee, and increasing the business and operational oversight role of the Audit Committee.

Equity Awards and Employment Agreements

The Change of Control constituted a change of control under the Plan, which resulted in the early vesting of all awards under the Plan.  As such, the phantom units awarded to Messrs. Kevin L. Foxx, Michael J. Brochetti, Alex G. Stallings, Peter L. Schwiering and Jerry A. Parsons in the amounts of 150,000 units, 90,000 units, 75,000 units, 45,000 units and 20,000 units, respectively, are fully vested.   The common units underlying such awards were issued to such individuals in August 2008.  In addition, the 5,000 restricted units awarded to each of Messrs. Billings, Kosnik and Bishop for their service as independent members of the Board are fully vested.

The Change of Control also resulted in a change of control under the employment agreements of Messrs. Foxx, Brochetti, Stallings, Schwiering and Parsons.  If within one year after the Change of Control any such officer is terminated by our general partner without Cause (as defined below) or such officer terminates the agreement for Good Reason (as defined below), he will be entitled to payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to 24 months of base salary and continued participation in the our general partner’s welfare benefit programs for one year after termination. Upon such an event, Messrs Foxx, Brochetti, Stallings, Schwiering and Parsons would be entitled to lump sum payments of $900,000, $600,000, $550,000, $500,000 and $500,000, respectively, in addition to continued participation in our general partner’s welfare benefit programs.  As of the date of the filing of this report, none of these officers is entitled to these benefits as none of them has been terminated by our general partner without Cause or has terminated his agreement for Good Reason.

For purposes of the employment agreements:

“Cause” means (i) conviction of the executive officer by a court of competent jurisdiction of any felony or a crime involving moral turpitude; (ii) the executive officer’s willful and intentional failure or willful intentional refusal to follow reasonable and lawful instructions of the Board; (iii) the executive officer’s material breach or default in the performance of his obligations under the employment agreement; or (iv) the executive officer’s act of misappropriation, embezzlement, intentional fraud or similar conduct involving our general partner.

“Good Reason” means (i) a material reduction in the executive officer’s base salary; (ii) a material diminution of the executive officer’s duties, authority or responsibilities as in effect immediately prior to such diminution; or (iii) the relocation of the named executive officer’s principal work location to a location more than 50 miles from its current location.

Internal Controls

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

We and our general partner rely upon the Private Company for their personnel, including those related to designing and implementing internal controls and disclosure controls and procedures.  Staff reductions by the Private Company or other departures by the Private Company’s employees that provide services to us could have a material adverse effect on internal controls and the effectiveness of disclosure controls and procedures.  Ineffective internal controls could cause us to report inaccurate financial information or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

Insurance

We share some insurance policies, including our general liability policy, with the Private Company. These policies contain caps on the insurer’s maximum liability under the policy, and claims made by either the Private Company or us are applied against the caps and deductibles. The possibility exists that, in an event in we wish to make a claim under a shared insurance policy, our claim could be denied or only partially satisfied due to claims made by the Private Company against the policy cap. Further, where events occur that would entitle both the Private Company and us to benefits under these insurance policies, the full deductible may be borne by the first claimant under the policy. In addition, claims made by the Private Company could affect our premiums and our ability to obtain insurance in the future.  The Bankruptcy Filings have had and may continue to have an adverse effect on our insurance premiums and coverage.  Our premiums and ability to obtain insurance in the future could also be adversely impacted by the Bankruptcy Filings if the Private Company fails to renew any shared policies and we are required to purchase our own policy, cover any premiums currently being paid by the Private Company or if an insurance carrier increases the insurance premiums due to the Bankruptcy Filings.  These increased costs could have a material adverse effect on our financial condition and results of operations.

Taxation as a Corporation

The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes.  If less than 90% of the gross income of a publicly traded partnership, such as us, for any taxable year is “qualifying income” from sources such as the transportation, marketing (other than to end users), or processing of crude oil, natural gas or products thereof, interest, dividends or similar sources, that partnership will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years.  In this regard, because the income we earn from the Throughput Agreement and the Terminalling Agreement with the Private Company is “qualifying income” any material reduction or elimination of that income, or any amendment to the Throughput Agreement or the Terminalling Agreement which changes the nature of the services provided or the income generated thereunder, may cause our remaining “qualifying income” to constitute less than 90% of our gross income.  As a result, we could become taxable as a corporation for federal income tax purposes, unless we were to transfer the businesses that generate non-qualifying income to one or more subsidiaries taxed as corporations and pay entity level income taxes on such non-qualifying income.  The IRS has not provided any ruling to us on this matter.

If we were treated as a corporation for federal income tax purposes, then we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates.  Distributions would generally be taxed again to unitholders as corporate distributions and none of our income, gains, losses, deductions or credits would flow through to our unitholders.  Because a tax would be imposed upon us as an entity, cash available for distribution to our unitholders would be substantially reduced.  Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of our common units.

Other Effects

The Bankruptcy Filings have had and may in the future continue to have a number of other impacts on our business and management.  In the Amended Omnibus Agreement and other agreements with the Private Company, the Private Company has agreed to indemnify us for certain environmental and other claims relating to the crude oil and liquid asphalt cement assets that have been contributed to us.  Due to the Bankruptcy Filings, we may not be able to collect any amounts that would otherwise be payable under these indemnification provisions if such events were to occur.  Pursuant to the Settlement Agreement, the Private Company will reject the Amended Omnibus Agreement including the indemnification provisions therein.

We are currently pursuing various strategic alternatives for our business and assets including the possibility of entering into additional storage contracts with third party customers and the sale of all or a portion of our assets.  The uncertainty relating to the Bankruptcy Filings and the recent global market and economic conditions may make it more difficult to pursue merger opportunities or enter into storage contracts with third party customers.

In addition, events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue merger opportunities has resulted in increased expense beginning in the third quarter of 2008 due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of noncash compensation expense related to the vesting of the units under the Plan) increased by approximately $6.6 million and $7.4 million, or approximately 287% and 322%, to approximately $8.9 million for the third quarter of 2008 and $9.7 million for the fourth quarter of 2008, respectively, compared to $2.3 million in the second quarter of 2008.  We expect this increased level of general and administrative expenses to continue into 2009.

Items Impacting the Comparability of Our Financial Results

•	There are differences in the way our predecessor recorded revenues and the way we record revenues.

o
A substantial portion of our revenues are derived from services provided to the crude oil purchasing, marketing and distribution operations of the Private Company pursuant to the Throughput Agreement. Under the Throughput Agreement, the Private Company pays us a fee for gathering, transportation, terminalling and storage services based on volume and throughput. In rendering these services, we do not take title to, or marketing responsibility for, the crude oil that we gather, transport, terminal or store and, therefore, we have minimal direct exposure to changes in crude oil prices.

o
The Crude Oil Business had historically been a part of the integrated operations of the Private Company, and neither the Private Company nor our predecessor recorded revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis. The Private Company and our predecessor recognized only the costs associated with providing such services. As such, the revenues we receive under the Throughput Agreement are not reflected in the historical financial statements of our predecessor.

o
Our predecessor recognized revenues from third parties for (1) crude oil storage services, (2) crude oil transportation services and (3) crude oil producer field services. Although a substantial majority of our revenues are derived from services provided to the Private Company, we also recognize revenue for gathering, transportation, terminalling and storage services provided to third parties.

•	There are differences in the way general and administrative expenses were allocated to our predecessor and the way we recognize general and administrative expenses.

o
General and administrative expenses include office personnel and benefit expenses, costs related to our administration facilities, and insurance, accounting and legal expenses, including costs allocated by the Private Company for centralized general and administrative services performed by the Private Company. Such costs were allocated to our predecessor based on the nature of the respective expenses and its proportionate share of the Private Company’s head count, compensation expense, net revenues or square footage as appropriate.

o
We are party to an Omnibus Agreement with the Private Company.  The Omnibus Agreement was amended in connection with the purchase of the Acquired Asphalt Assets to, among other things, increase the fixed administrative fee payable under such agreement from $5.0 million per year to $7.0 million per year. Pursuant to the Amended Omnibus Agreement, we are required to pay our general partner and the Private Company this fixed administrative fee for the provision by our general partner and the Private Company of various general and administrative services to us for three years following the acquisition of our asphalt assets.  Due to the Change of Control, the Private Company is no longer obligated to operate our assets or perform other administrative services pursuant to the Amended Omnibus Agreement.  While the Private Company has continued to provide such services as of the date of the filing of this report, there can be no assurance that it will continue to provide such services to us or that we could replace any of these services if the Private Company stops providing them.  Pursuant to the Settlement Agreement, the Private Company will reject the Amended Omnibus Agreement as part of the Bankruptcy Cases and we will enter into a shared services agreement with the Private Company pursuant to which the Private Company will provide certain operational services for us.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).  In addition, if the terms of this shared services agreement are not as favorable as the terms under the Amended Omnibus Agreement, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.  For a more complete description of the Omnibus Agreement, see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements Related to Our Acquisition of the Asphalt Assets —Amended Omnibus Agreement” in our 2007 Form 10-K.

o
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

•
Our predecessor had $31.2 million in debt payable to the Private Company which was not assumed by us in our initial public offering. We entered into a $250.0 million five-year credit facility and borrowed $137.5 million under that facility and used net proceeds of approximately $38.7 million from the issuance of 1,875,000 common units pursuant to the underwriters’ exercise of their over-allotment option in our initial public offering to reduce outstanding borrowings under our credit facility.  In connection with the purchase of our Acquired Asphalt Assets, we amended our credit facility to increase our borrowing capacity to $600.0 million.  This borrowing capacity has subsequently been reduced as described in “—Liquidity and Capital Resources.”  Our credit facility matures in July 2012.  As of March 13, 2008, we had $448.1 million in outstanding borrowings under our credit facility (including $198.1 million under our revolving credit facility and $250.0 million under our term loan facility) with an aggregate unused credit availability of approximately $21.9 million under the credit facility.  Events of default have occurred and are continuing under our credit agreement, which prohibit our ability to borrow under the credit facility.  Please see “—Liquidity and Capital Resources.”

Results of Operations

The table below summarizes the financial results of the Partnership for the three and six months ended June 30, 2007 and 2008.  These financial results reflect an allowance for doubtful accounts of $0.9 million related to amounts collectible from the Private Company as of June 30, 2008, which are considered prepetition debt in the Bankruptcy Filings. These financial results also reflect a $0.4 million allowance for doubtful accounts related to amounts collectible from third parties as of June 30, 2008.  The allowance related to amounts collectible from third parties was established as a result of certain third party customers netting amounts due them from the Private Company with amounts due to us.  Other than the allowance for doubtful accounts described above, the results of operations for the three and six months ended June 30, 2008 included in this quarterly report were not affected by the Bankruptcy Filings and related events.

Due to the events related to the Bankruptcy Filings, including uncertainties related to future revenues and cash flows, we do not expect our financial results for the three and six months ended June 30, 2008 to be indicative of our future financial results.  For example, since the Bankruptcy Filings we have experienced increased general and administrative expenses related to the costs of legal and financial advisors and increased interest expense related to the events of default under our credit facility and the associated Forbearance Agreement (as defined below) and amendments thereto.  In addition, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, fourth quarter total revenues are approximately $9.2 million less than second quarter 2008 total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.  As of the date of the filing of this report, we continue to collect the minimum revenues from the Private Company under the Terminalling Agreement for terminalling and storage services provided for liquid asphalt cement.  Our future total revenues may be further impacted if the Private Company rejects the Terminalling Agreement or otherwise fails to make the minimum payments under the Terminalling Agreement.  Pursuant to the Settlement Agreement, the Private Company will reject the Terminalling Agreement and the Throughput Agreement as part of the Bankruptcy Cases and we will receive the Private Company’s asphalt assets that are connected to our asphalt assets.  In addition, pursuant to the Settlement Agreement, we will enter into a new throughput agreement with the Private Company pursuant to which we will provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).

	Three Months ended June 30,		Six Months ended June 30,
	2007	2008	2007	2008
	(in thousands)
Service revenues:
Terminalling and storage revenues:
Third party	$4,409	$982	$7,145	$1,013
Related party	-	30,299	-	47,879
Total terminalling and storage	4,409	31,281	7,145	48,892
Gathering and transportation revenues:
Third party	6,055	5,045	11,830	9,638
Related party	-	18,950	123	36,960
Total gathering and transportation	6,055	23,995	11,953	46,598
Total revenues	10,464	55,276	19,098	95,490

Operating expenses:
Terminalling and storage	1,197	12,088	2,330	17,096
Gathering and transportation	16,844	17,417	31,828	34,675
Allowance for doubtful accounts	-	1,266	-	1,266
Total operating expenses	18,041	30,771	34,158	53,037

General and administrative expenses:	4,118	3,057	8,490	6,067

Operating income (loss)	(11,695)	21,448	(23,550)	36,386
Interest (income) expense	516	(225)	945	4,864
Income tax expense	-	77	-	168
Net income (loss)	$(12,211)	$21,596	$(24,495)	$31,354

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Service revenues. Service revenues were $55.3 million for the three months ended June 30, 2008 compared to $10.5 million for the three months ended June 30, 2007, an increase of $44.8 million, or 427%. Service revenues include revenues from terminalling and storage services and gathering and transportation services. Terminalling and storage revenues increased by $26.9 million to $31.3 million for the three months ended June 30, 2008 compared to $4.4 million for the three months ended June 30, 2007, primarily due to revenues generated under both the Throughput Agreement (revenues of $9.9 million for the three months ended June 30, 2008) and the Terminalling Agreement (revenues of $20.4 million for the three months ended June 30, 2008) which were not present in the three months ended June 30, 2007. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Our gathering and transportation services revenue increased by $17.9 million to $24.0 million for the three months ended June 30, 2008 compared to $6.1 million for the three months ended June 30, 2007. This increase is primarily due to revenues generated under the Throughput Agreement subsequent to the closing of our initial public offering. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Operating expenses.  Operating expenses increased by $12.9 million, or 72%, to $30.9 million for the three months ended June 30, 2008 compared to $18.0 million for the three months ended June 30, 2007. Our fuel expenses increased by $5.5 million to $8.4 million for the three months ended June 30, 2008 compared to $2.9 million for the three months ended June 30, 2007. The increase in our fuel costs is attributable to the increase in number of transport trucks we operated for the respective periods and the rising price of diesel fuel during the comparative periods.   The Throughput Agreement provides for a fuel surcharge, recorded in revenue, which offsets increases in fuel expenses related to either rising diesel prices or force majeure events.  Also included in fuel expense for the three months ended June 30, 2008 is $4.9 million of fuel and power expense associated with the boiler systems utilized to heat our liquid asphalt cement storage tanks that were acquired in February 2008.  Under the Terminalling Agreement, this component of fuel expense is passed through to the Private Company.  As a result of this agreement, we have recorded $4.9 million in fuel surcharge revenues in relation to fuel and power consumed to operate our liquid asphalt cement storage tanks for the three months ended June 30, 2008.

Compensation expense increased by $1.5 million to $7.4 million for the three months ended June 30, 2008 primarily as a result of the purchase of our Acquired Asphalt Assets in February 2008.  Our repair and maintenance expenses decreased by $0.8 million to $1.9 million for the three months ended June 30, 2008 compared to $2.7 million for the three months ended June 30, 2007, primarily due to the timing of routine maintenance in our gathering and transportation segment. Lease expense related to crude oil tanker trucks increased by $0.3 million to $0.7 million for the three months ended June 30, 2008. This increase is attributable to the replacement of crude oil transport vehicles that were historically financed through capital leases.  As a result of the growth in our property and equipment, our property taxes increased by $0.7 million to $0.9 million for the three months ended June 30, 2008 compared to $0.2 million for the three months ended June 30, 2007.

Depreciation expense increased by $3.6 million to $5.7 million for the three months ended June 30, 2008 compared to $2.1 million for the three months ended June 30, 2007, primarily as a result of capital expenditures in our terminalling and storage segment and as a result of the purchase of our Acquired Asphalt Assets in February 2008.

The three months ended June 30, 2008 include an allowance for doubtful accounts for amounts due from the Private Company on June 30, 2008 of $0.9 million, which are considered prepetition debt in the Bankruptcy Cases.  These amounts have been reserved due to the uncertainty of collecting prepetition amounts from the Private Company in the Bankruptcy Filings.  The three months ended June 30, 2008 also reflect a $0.4 million allowance for doubtful accounts related to amounts due from third parties as of June 30, 2008.  The allowance related to amounts due from third parties was established as a result of certain third party customers netting amounts due them from the Private Company with amounts due to us.

Outside services expenses increased by $0.7 million to $1.3 million for the three months ended June 30, 2008 compared to $0.6 million for the three months ended June 30, 2007, primarily due to an increase in third party transportation costs resulting from increased volumes gathered in our gathering and transportation segment.

Included in operating expenses for the three months ended June 30, 2007 are $0.5 million in costs associated with the clean up of a crude oil leak in relation to a thirty-five mile pipeline located in Conroe, Texas.  This gathering line was sold by the Private Company on April 30, 2007, and the Private Company assumed any future obligations associated with the aforementioned leak.  As of June 30, 2008 the clean up process was complete.

General and administrative expenses. General and administrative expenses decreased by $1.0 million, or 24%, to $3.1 million for the three months ended June 30, 2008 compared to $4.1 million for the three months ended June 30, 2007. The decrease was primarily the result of entering into the Omnibus Agreement with the Private Company in July 2007, pursuant to which we pay a fixed monthly fee of $0.4 million for general and administrative support services provided by the Private Company. The Omnibus Agreement was amended in February 2008 in connection with the purchase of our Acquired Asphalt Assets which increased our fixed monthly fee to $0.6 million.  Also included in general and administrative expenses for the three months ended June 30, 2008 is $0.7 million in non-cash, equity-based compensation recognized under our long-term incentive plan. The long-term incentive plan did not exist during the three months ended June 30, 2007.  Due to the change of control of our general partner related to the Private Company's liquidity issues, all awards outstanding under our long-term incentive plan as of June 30, 2008 vested on July 18, 2008.  As a result, general and administrative expenses for the three months ended September 30, 2008 will include $18.0 million in non-cash, equity-based compensation recognized under our long-term incentive plan.  General and administrative expenses (exclusive of noncash compensation expense related to the vesting of the units under the Plan) increased by approximately $6.6 million and $7.4 million, or approximately 287% and 322%, to approximately $8.9 million for the third quarter of 2008 and $9.7 million for the fourth quarter of 2008, respectively, compared to $2.3 million in the second quarter of 2008.  We expect this increased level of general and administrative expenses to continue into 2009.

Interest (income) expense.  Interest (income) expense represents interest on capital lease obligations and long-term borrowings under our credit facility offset by the fair value of our interest rate swap agreements. Interest expense decreased by $0.7 million to $0.2 million interest income for the three months ended June 30, 2008 compared to $0.5 million interest expense for the three months ended June 30, 2007. The decrease was primarily due to the two interest rate swap agreements entered into during the third quarter of 2007 and the three additional interest rate swap agreements entered into in February 2008, the fair value accounting resulted in $4.9 million in interest income for the three months ended June 30, 2008.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and we have recorded a $1.5 million liability as of September 30, 2008 with respect to these positions.  This decrease was offset due to an increase in the average long-term borrowings outstanding during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, which accounted for approximately $4.0 million of an increase in interest expense, and is a reflection of borrowings under our credit facility.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Service revenues.  Service revenues were $95.5 million for the six months ended June 30, 2008 compared to $19.1 million for the six months ended June 30, 2007, an increase of $76.4 million, or 400%. Service revenues include revenues from terminalling and storage services and gathering and transportation services. Terminalling and storage revenues increased by $41.8 million to $48.9 million for the six months ended June 30, 2008 compared to $7.1 million for the six months ended June 30, 2007, primarily due to revenues generated under both the Throughput Agreement (revenues of $19.8 million for the six months ended June 30, 2008) and the Terminalling Agreement (revenues of $28.1 million for the six months ended June 30, 2008) which were not present in the six months ended June 30, 2007. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Our gathering and transportation services revenue increased by $34.6 million to $46.6 million for the six months ended June 30, 2008 compared to $12.0 million for the six months ended June 30, 2007. This increase is primarily due to revenues generated under the Throughput Agreement subsequent to the closing of our initial public offering. Our predecessor historically did not account for these services which were provided on an intercompany basis.

Operating expenses.  Operating expenses increased by $18.9 million, or 55%, to $53.1 million for the six months ended June 30, 2008 compared to $34.2 million for the six months ended June 30, 2007. Our fuel expenses increased by $7.6 million to $12.5 million for the six months ended June 30, 2008 compared to $4.9 million for the six months ended June 30, 2007. The increase in our fuel costs is attributable to the increase in number of transport trucks we operated for the respective periods and the rising price of diesel fuel during the comparative periods.   The Throughput Agreement provides for a fuel surcharge, recorded in revenue, which offsets increases in fuel expenses related to either rising diesel prices or force majeure events.  Also included in fuel expense for the six months ended June 30, 2008 is $6.1 million of fuel and power expense associated with the boiler systems utilized to heat our liquid asphalt cement storage tanks that were acquired in February 2008.  Under the Terminalling Agreement, this component of fuel expense is passed through to the Private Company.  As a result of this agreement, we have recorded $6.1 million in fuel surcharge revenues in relation to fuel and power consumed to operate our liquid asphalt cement storage tanks for the six months ended June 30, 2008.

Compensation expense increased by $2.9 million to $14.3 million for the six months ended June 30, 2008 primarily as a result of the purchase of our Acquired Asphalt Assets in February 2008.  Our repair and maintenance expenses decreased by $0.7 million to $3.8 million for the six months ended June 30, 2008 compared to $4.5 million for the six months ended June 30, 2007, primarily due to the timing of routine maintenance in our gathering and transportation segment. Lease expense related to crude oil tanker trucks increased by $0.6 million to $1.2 million for the six months ended June 30, 2008. This increase is attributable to the replacement of crude oil transport vehicles that were historically financed through capital leases.  As a result of the growth in our property and equipment, our property taxes increased by $1.0 million to $1.4 million for the six months ended June 30, 2008 compared to $0.4 million for the six months ended June 30, 2007.

Depreciation expense increased by $5.4 million to $9.6 million for the six months ended June 30, 2008 compared to $4.2 million for the six months ended June 30, 2007, primarily as a result of capital expenditures in our terminalling and storage segment and as a result of the purchase of our Acquired Asphalt Assets in February 2008.

The six months ended June 30, 2008 include an allowance for doubtful accounts for amounts due from the Private Company on June 30, 2008 of $0.9 million, which are considered prepetition debt in the Bankruptcy Filings.  These amounts have been reserved due to the uncertainty of collecting prepetition amounts from the Private Company in the Bankruptcy Filings.  The six months ended June 30, 2008 also reflect a $0.4 million allowance for doubtful accounts related to amounts due from third parties as of June 30, 2008.  The allowance related to amounts due from third parties was established as a result of certain third party customers netting amounts due them from the Private Company with amounts due to us.

Outside services expenses increased by $1.4 million to $2.4 million for the six months ended June 30, 2008 compared to $1.0 million for the six months ended June 30, 2007, primarily due to an increase in third party transportation costs resulting from increased volumes gathered in our gathering and transportation segment.  In addition, our utilities expenses increased by $0.4 million to $1.3 million for the six months ended June 30, 2008 compared to $0.9 million for the six months ended June 30, 2007, primarily due to growth in our gathering and transportation segment.

Included in operating expenses for the six months ended June 30, 2007 are $1.6 million in costs associated with the clean up of a crude oil leak in relation to a thirty-five mile pipeline located in Conroe, Texas.  This gathering line was sold by the Private Company on April 30, 2007, and the Private Company assumed any future obligations associated with the aforementioned leak.  As of June 30, 2008 the clean up process was complete.

General and administrative expenses. General and administrative expenses decreased by $2.4 million, or 28%, to $6.1 million for the six months ended June 30, 2008 compared to $8.5 million for the six months ended June 30, 2007. The decrease was primarily the result of entering into the Omnibus Agreement with the Private Company in July 2007, pursuant to which we pay a fixed monthly fee of $0.4 million for general and administrative support services provided by the Private Company. The Omnibus Agreement was amended in February 2008 in connection with the purchase of our Acquired Asphalt Assets which increased our fixed monthly fee to $0.6 million.  Also included in general and administrative expenses for the six months ended June 30, 2008 is $1.4 million in non-cash, equity-based compensation recognized under our long-term incentive plan. The long-term incentive plan did not exist during the six months ended June 30, 2007.  Due to the change of control of our general partner related to the Private Company's liquidity issues, all awards outstanding under our long-term incentive plan as of June 30, 2008 vested on July 18, 2008.  As a result, general and administrative expenses for the three months ended September 30, 2008 will include $18.0 million in non-cash, equity-based compensation recognized under our long-term incentive plan.  General and administrative expenses (exclusive of noncash compensation expense related to the vesting of the units under the Plan) increased by approximately $6.6 million and $7.4 million, or approximately 287% and 322%, to approximately $8.9 million for the third quarter of 2008 and $9.7 million for the fourth quarter of 2008, respectively, compared to $2.3 million in the second quarter of 2008.  We expect this increased level of general and administrative expenses to continue into 2009.

Interest (income) expense.  Interest (income) expense represents interest on capital lease obligations and long-term borrowings under our credit facility offset by the fair value of our interest rate swap agreements.  Interest expense increased by $4.0 million to $4.9 million for the six months ended June 30, 2008 compared to $0.9 million for the six months ended June 30, 2007. The increase was primarily due to an increase in the average long-term borrowings outstanding during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, which accounted for approximately $6.5 million of an increase in interest expense, and is a reflection of borrowings under our new credit facility.  This was offset by the two interest rate swap agreements entered into during the third quarter of 2007 and the three additional interest rate swap agreements entered into in February 2008, the fair value accounting resulted in $2.7 million in interest income for the six months ended June 30, 2008.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and we have recorded a $1.5 million liability as of September 30, 2008 with respect to these positions.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of the Partnership’s operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash generated from operations and borrowings under our credit facility have historically been the primary sources of our liquidity. As discussed below, events of default have occurred and continue to exist under our credit agreement and we therefore cannot borrow under our credit facility or make distributions to our unitholders.  Due to the events related to the Bankruptcy Filings, including uncertainties related to future revenues and cash flows as well as the inability to borrow under our credit facility or make distributions to our unitholders, we do not expect our historical cash flows to be indicative of our future financial cash flows.  We are operating on cash flows received from operations and from a $25 million borrowing under our credit facility on July 8, 2008 prior to the occurrence of the events of default.  If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, this cash position will not be sufficient to operate our business over the long-term.  As of March 13, 2009, we have approximately $33.9 million of cash that we are using to operate our business.

Historically, our predecessor’s sources of liquidity included cash generated from operations and funding from the Private Company.  The following table summarizes our sources and uses of cash for the six months ended June 30, 2007 and 2008:

	Six Months Ended
	June 30,
	2007	2008
	(in thousands)
Net cash provided by (used in) operating activities	(21.9)	51.0
Net cash used in investing activities	(14.9)	(517.8)
Net cash provided by financing activities	36.8	467.1

Operating Activities. Net cash provided by operating activities was $51.0 million for the six months ended June 30, 2008 as compared to the $21.9 million used in operating activities for the six months ended June 30, 2007.  The increase in net cash provided by operating activities is primarily due to a $55.8 million increase in our net income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  In addition, cash provided by our operating activities increased due to a $5.4 million increase in depreciation and amortization, a $1.3 million increase in bad debt expense, and an increase of $11.8 million in cash provided by changes in working capital.  The increase was slightly offset by the change in our unrealized gain related to interest rate swap agreements of $2.7 million.

Investing Activities. Net cash used in investing activities was $517.8 million for the six months ended June 30, 2008 compared to $14.9 million for the six months ended June 30, 2007. This increase is primarily attributable to the purchase of our Acquired Asphalt Assets in February 2008 for approximately $380 million, our purchase of our Acquired Storage Assets in May 2008 for approximately $90 million, and our purchase of our Acquired Pipeline Assets in May 2008 for approximately $45 million.  The increase due to the above mentioned purchases were offset by a reduction in capital expenditures primarily resulting from the timing of construction projects in our terminalling and storage segment.

Financing Activities. Net cash provided by financing activities was $467.1 million for the six months ended June 30, 2008 as compared to $36.8 million for the six months ended June 30, 2007.  Net cash provided by financing activities for the six months ended June 30, 2008 is primarily comprised of net borrowings under our credit facility of $332.3 million and proceeds from the February 2008 public offering, net of offering fees, of $161.2 million, and is offset by distributions paid of $23.7 million for the six months ended June 30, 2008.  Prior to our initial public offering our net cash provided by financing activities primarily comprised of capital contributions received from the Private Company.  The capital contributions served to fund our working capital needs and both maintenance and expansion capital expenditure projects that are reflected in net cash used in investing activities for the six months ended June 30, 2007.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At June 30, 2008, we had approximately $178.1 million of availability under our revolving credit facility.  This availability has been reduced to approximately $21.9 million as of the date of filing this report due to the existence of events of default under the credit agreement and entering into the associated Forbearance Agreement (as defined below).  Usage of our revolving credit facility is subject to ongoing compliance with covenants. Events of default have occurred and are continuing under our credit agreement, which prohibit us from borrowing under the credit facility to fund working capital needs or to pay distributions to our unitholders, among other things.  As a result, we are operating on cash flows received from operations and from a $25 million borrowing under our credit facility on July 8, 2008 prior to the occurrence of the events of default. If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, this cash position will not be sufficient to operate our business over the long-term.  As of March 13, 2009, we have approximately $33.9 million of cash that we are using to operate our business.   Historically, we have derived a substantial majority of our revenues from services provided to the Private Company, and as such, our liquidity was affected by the liquidity and credit risk of the Private Company.  The Bankruptcy Filings have had a significant impact upon our liquidity and financing alternatives and the events and uncertainties related to the Bankruptcy Filings as described herein provide for substantial doubt about our ability to continue as a going concern.

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

            No assurance can be given that we will not be required to restrict our operations because of possible limitations on our ability to obtain financing for our maintenance capital expenditures and our expansion capital expenditures due to the existing events of default under our credit agreement and the uncertainty related to the Bankruptcy Filings.  For example, due to the Bankruptcy Filing discussed below, we have suspended capital expenditures related to Acquired Pipeline Assets and are evaluating future use of such pipeline.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. Our partnership agreement provides that we distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures) and to comply with the provisions of our credit facility. However, we expect that we will continue to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures that we may make in the future.  We do not expect to make acquisitions or expansion capital expenditures while events of default exist under the credit agreement.  To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations.  Due to the current events of default that exist under the credit agreement, we are prohibited from making distributions of available cash to our unitholders and will continue to be prohibited from making any such distributions as long as any such events of default exist.  To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units.

Description of Credit Facility. In July 2007 we entered into a $250.0 million five-year credit facility with a syndicate of financial institutions. In connection with our acquisition of our asphalt assets, we amended this credit facility to increase the total amount we may borrow to $600.0 million. Our amended credit facility includes a revolving credit facility and a term loan facility and will mature on July 20, 2012.

The credit facility is available for general partnership purposes, including working capital, capital expenditures, distributions and repayment of indebtedness that is assumed in connection with acquisitions.  Events of default have occurred and are continuing under our credit agreement.  In addition, the Private Company’s actions related to the Bankruptcy Filings as well as the Private Company’s liquidity issues and any corresponding impact upon us may result in additional events of default under our credit agreement.  No cure periods are applicable to these existing events of default.  These events of default have not been waived and are continuing under our credit agreement.  Due to the existing events of default under our credit agreement, we are not able to borrow under its credit facility to fund working capital needs or for other purposes.

Effective on September 18, 2008, we and the requisite lenders under our credit facility entered into a Forbearance Agreement and Amendment to Credit Agreement (the "Forbearance Agreement") under which the lenders agreed, subject to specified limitations and conditions, to forbear from exercising their rights and remedies arising from the events of default described above and other defaults or events of default described therein for the period commencing on September 18, 2008 and ending on the earliest of (i) December 11, 2008, (ii) the occurrence of any default or event of default under the credit agreement other than certain defaults and events of default indicated in the Forbearance Agreement, or (iii) our failure to comply with any of the terms of the Forbearance Agreement (the “Forbearance Period”).  On December 11, 2008, the lenders agreed to extend the Forbearance Period until December 18, 2008 pursuant to a First Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “First Amendment”), and on December 18, 2008, the lenders agreed to extend the Forbearance Period until March 18, 2009 pursuant to a Second Amendment to Forbearance Agreement and Amendment Credit Agreement (the "Second Amendment").

    On March 18, 2009, we and the requisite lenders entered into the Third Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “Third Amendment”), dated as of March 17, 2009.  The Third Amendment extends the Forbearance Period until the earliest of (i) April 8, 2009, (ii) the occurrence of any default or event of default under the credit agreement other than certain defaults and events of default indicated in the Forbearance Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment, or (iii) our failure to comply with any of the terms of the Forbearance Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment (the “Extended Forbearance Period”).  We are working with our lenders to obtain a waiver of the events of default under our credit agreement in connection with the transactions related to the Settlement Agreement however, there can be no assurance that such a waiver will be obtained.

Prior to the execution of the Forbearance Agreement, the credit agreement was comprised of a $350 million revolving credit facility and a $250 million term loan facility.  The Forbearance Agreement permanently reduced our revolving credit facility under the credit agreement from $350 million to $300 million and prohibited us from borrowing additional funds under our revolving credit facility during the Forbearance Period.   Under the Forbearance Agreement, we agreed to pay the lenders executing the Forbearance Agreement a fee equal to 0.25% of the aggregate commitments under the credit agreement after giving affect to the above described commitment reduction.  The Second Amendment further permanently reduced our revolving credit facility under the credit agreement from $300 million to $220 million.  The Third Amendment prohibits us from borrowing additional funds under our revolving credit facility during the Extended Forbearance Period.  In addition, under the Second Amendment, we agreed to pay the lenders executing the Second Amendment a fee equal to 0.375% of the aggregate commitments under the credit agreement after the above described commitment reduction.  As of March 13, 2009, we had $448.1 million in outstanding borrowings under our credit facility (including $198.1 million under its revolving credit facility and $250 million under its term loan facility) with an aggregate unused credit availability of approximately $21.9 million under our credit facility.  As described above, we are prohibited from borrowing additional funds under our credit agreement during the Extended Forbearance Period.

Prior to the events of default, indebtedness under the credit agreement bore interest at our option, at either (i) the higher of the administrative agent’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin that ranges from 0.50% to 1.75%, depending on our total leverage ratio and senior secured leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.50% to 2.75%, depending upon our total leverage ratio and senior secured leverage ratio.  During the Forbearance Period indebtedness under the credit agreement bore interest at our option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin that ranges from 2.75% to 3.75%, depending upon our total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 4.25% to 5.25%, depending upon our total leverage ratio.  Pursuant to the Second Amendment, commencing on December 12, 2008, indebtedness under the credit agreement bears interest at our option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 5.0% per annum, with a prime rate or federal funds rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.  During the three months ended June 30, 2008, the weighted average interest rate incurred by us was 4.62% resulting in interest expense of approximately $4.3 million.  During the three months ended December 31, 2008, the weighted average interest rate incurred by us was 7.72% resulting in interest expense of approximately $8.9 million.

Under the Forbearance Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment, the lender’s forbearance is subject to certain conditions as described therein, including, among other items, periodic deliverables and minimum liquidity, minimum receipts and maximum disbursement requirements.

Under the credit agreement, we are subject to certain limitations, including limitations on our ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of our assets, businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures. Under the terms of the Forbearance Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment, and due to the current events of default that exist under the credit agreement, we are prohibited from making distributions of available cash to our unitholders and will continue to be prohibited from making any such distributions as long as any such events of default exist.  The credit agreement requires us to maintain a leverage ratio (the ratio of our consolidated funded indebtedness to our consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each quarter for the four-quarter period ending on the date of determination, of not more than 5.00 to 1.00 and, on a temporary basis, from the date of the consummation of certain acquisitions until the last day of the third consecutive fiscal quarter following such acquisitions, not more than 5.50 to 1.00; provided, that after the issuance of senior unsecured notes, the leverage ratio limitation will be modified by a requirement that we maintain a senior secured leverage ratio of not more than 4.00 to 1.00 and a total leverage ratio of not more than 5.50 to 1.00, subject to temporary increases of the senior secured leverage ratio to not more than 4.50 to 1.00 and the total leverage ratio of not more than 6.00 to 1.00 following the consummation of certain acquisitions as described above. As of June 30, 2008 and December 31, 2008, our leverage ratio was 3.97 to 1.00 and 4.82 to 1.00, respectively.

The credit agreement also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as defined in the credit agreement) of not less than 2.75 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. As of June 30, 2008 and December 31, 2008, our interest coverage ratio was 6.49 to 1.00 and 3.61 to 1.00, respectively.

The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, a change of control of us, our general partner or the Private Company, and other customary defaults.  Because events of default exist under the credit agreement, the lenders are able to accelerate the maturity of the credit agreement and exercise other rights and remedies, including taking available cash in our bank accounts.  The lenders have agreed to forbear from exercising such rights during the Extended Forbearance Period subject to certain limitations and conditions contained in the Forbearance Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment.  If we are unable to obtain further forbearance from our lenders or a permanent waiver of the events of default under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.

Contractual Obligations. In addition to the credit facility described above, we entered into the Amended Omnibus Agreement with the Private Company pursuant to which the Private Company provided all employees and support services necessary to run our business. The services included, without limitation, operations, marketing, maintenance and repair, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. Due to the Change of Control, the Private Company is no longer obligated to provide these services pursuant to the Amended Omnibus Agreement.  Pursuant to the Order entered by the Bankruptcy Court, the Private Company agreed to continue providing such services until November 30, 2008.   While the Private Company has continued to provide such services as of the date of the filing of this report, there can be no assurance that it will continue to provide such services to us or that we could replace any of these services if the Private Company stops providing them.  Pursuant to the Settlement Agreement, the Private Company will reject the Amended Omnibus Agreement as part of the Bankruptcy Cases and we will enter into a shared services agreement with the Private Company pursuant to which the Private Company will provide certain operational services for us.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).  If the Private Company stops providing these services we may incur increased costs to replace these services and our financial results may suffer.  As of June 30, 2008, the Private Company was still obligated to provide services to us under the Amended Omnibus Agreement and we were obligated to pay our general partner and the Private Company a fixed administrative fee, in the amount of $7.0 million per year, for the provision by our general partner and the Private Company of various general and administrative services pursuant to the Amended Omnibus Agreement.  We are no longer obligated to pay this fee due to the termination of certain provisions of the Amended Omnibus Agreement in connection with the Change of Control.

A summary of our contractual cash obligations over the next several fiscal years, as of June 30, 2008, was as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Omnibus Agreement obligations (1)	$2.9	$2.9	$-	$-	$-
Debt obligations (2)	421.9	421.9	-	-	-
Capital lease obligations	1.7	1.1	0.6	-	-
Operating lease obligations	13.9	3.9	6.5	3.2	0.3

(1)
As of June 30, 2008, the Private Company was still obligated to provide services to us under the Amended Omnibus Agreement and we were obligated to pay our general partner and the Private Company a fixed administrative fee, in the amount of $7.0 million per year, for the provision by our general partner and the Private Company of various general and administrative services pursuant to the Amended Omnibus Agreement.  Due to the Change of Control, the Private Company is no longer obligated to operate our assets or perform other administrative services pursuant to the Amended Omnibus Agreement.  Pursuant to the Order entered by the Bankruptcy Court, the Private Company agreed to continue providing such services until November 30, 2008.   While the Private Company has continued to provide such services as of the date of the filing of this report, there can be no assurance that it will continue to provide such services to us or that we could replace any of these services if the Private Company stops providing them. For a description of this agreement, see Note 8 of the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.  Pursuant to the Settlement Agreement, the Private Company will reject the Amended Omnibus Agreement as part of the Bankruptcy Cases and we will enter into a shared services agreement with the Private Company pursuant to which the Private Company will provide certain operational services for us.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).

(2)
Represents required future principal repayments of borrowings under our credit facility, all of which is variable rate debt. All amounts outstanding under the credit facility mature in July 2012.  See Note 4 of the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.  Events of default have occurred and are continuing under our credit agreement, which prohibit us from borrowing under the credit facility to fund working capital needs or to pay distributions to our unitholders, among other things.   The lenders under such facility may, among other remedies, declare all outstanding amounts under the credit agreement immediately due and payable and exercise all other rights and remedies available to the lenders under the credit agreement and related loan documents.  Due to these events of default and the corresponding rights of the lenders, the amount outstanding under the credit facility has been classified as a current obligation.

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

As of March 13, 2009 we had $448.1 million outstanding under our credit facility that was subject to a variable interest rate.  Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In August 2007, we entered into interest rate swap agreements with an aggregate notional value of $80.0 million that mature on August 20, 2010. Under the terms of the interest rate swap agreements, we will pay fixed rates of 4.9% and will receive three-month LIBOR with quarterly settlement. The fair market value of the August 2007 interest rate swaps at June 30, 2008 was a liability of $2.5 million.  In March 2008, we entered into interest rate swap agreements with an aggregate notional value of $100.0 million that mature on March 31, 2011.  Under the terms of the interest rate swap agreements, we will pay fixed rates of 2.6% to 2.7% and will receive three-month LIBOR with quarterly settlement.  The fair market value of the March 2008 interest rate swaps at June 30, 2008 was a net asset of $3.0 million.  The interest rate swaps do not receive hedge accounting treatment under SFAS 133. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.  In addition, the interest rate swap agreements contain cross-default provisions to events of default under the credit agreement. Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and we have recorded a $1.5 million liability as of September 30, 2008 with respect to these positions.

Prior to the events of default, indebtedness under the credit agreement bore interest at our option, at either (i) the higher of the administrative agent’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin that ranges from 0.50% to 1.75%, depending on our total leverage ratio and senior secured leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.50% to 2.75%, depending upon our total leverage ratio and senior secured leverage ratio.  During the Forbearance Period indebtedness under the credit agreement bore interest at our option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin that ranges from 2.75% to 3.75%, depending upon our total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 4.25% to 5.25%, depending upon our total leverage ratio.  Pursuant to the Second Amendment, commencing on December 12, 2008, indebtedness under the credit agreement bears interest at our option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 5.0% per annum, with a prime rate or federal funds rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.  During the three months ended June 30, 2008, the weighted average interest rate incurred by us was 4.62% resulting in interest expense of approximately $4.3 million.  During the three months ended December 31, 2008, the weighted average interest rate incurred by us was 7.72% resulting in interest expense of approximately $8.9 million. Due to the Forbearance Agreement and the Second Amendment, we expect our interest expense to continue to increase as compared to our interest expense prior to the Bankruptcy Filings.  Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on current borrowings, an increase or decrease of 100 basis points in the interest rate will result in increased or decreased, respectively, annual interest expenses of $4.5 million.

Item 4T.	Controls and Procedures

    Evaluation of disclosure controls and procedures. Our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures, as of June 30, 2008, were effective.

    Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, since the completion of the second quarter of 2008, the Private Company has made the Bankruptcy Filings, and a subcommittee of our Board conducted an internal review, both as discussed elsewhere in this report.  One of the findings by counsel for such subcommittee was that certain senior executive officers of the Partnership's general partner, who were also senior executive officers of the Private Company, showed at least some indifference to known or easily discoverable facts and had access to and reviewed financial information from which they could have developed an earlier understanding of the nature and significance of the trading activities that led to the Private Company's liquidity problems.  For a discussion of the internal review, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations − Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events − Internal Review.”

    After completion of the internal review, a plan was developed with the advice of the Audit Committee of the Board to further strengthen our processes and procedures.  This plan includes, among other things, reevaluating executive officers and accounting and finance personnel (including a realignment of officers as described elsewhere in this report) and hiring, as deemed necessary, additional accounting and finance personnel or consultants; reevaluating our internal audit function and determining whether to expand the duties and responsibilities of such group; evaluating the comprehensive training programs for all management personnel covering, among other things, compliance with controls and procedures, revising the reporting structure so that the Chief Financial Officer reports directly to the Audit Committee, and increasing the business and operational oversight role of the Audit Committee.

Since the completion of the second quarter of 2008, the Private Company has made the Bankruptcy Filings discussed elsewhere in this report.  We and our general partner rely upon the Private Company for our personnel, including those related to designing and implementing internal controls and disclosure controls and procedures.  Staff reductions by the Private Company or other departures by the Private Company’s employees that provide services to us could have a material adverse effect on internal controls and the effectiveness of disclosure controls and procedures.  Management is in the process of evaluating any such potential impact and is preparing a transition plan that may include, among other items, hiring additional personnel and the redesign and implementation of internal controls and disclosure controls and procedures as needed.

Pursuant to the Amended Omnibus Agreement with the Private Company, the Private Company operated our assets and performed other administrative services for us such as accounting, legal, regulatory, development, finance, land and engineering.  Due to the Change of Control of our general partner, the Private Company is no longer obligated to operate our assets or perform other administrative services pursuant to the Amended Omnibus Agreement.  The Private Company agreed to continue providing such services until at least November 30, 2008 pursuant to the Order entered by the Bankruptcy Court.  While the Private Company has continued to provide such services as of the date of the filing of this report, there can be no assurance that it will continue to provide such services to us or that we could replace any of these services if the Private Company stops providing them.  If the Private Company stops providing these services we may incur increased costs to replace these services and our financial results may suffer.

    Pursuant to the Settlement Agreement, the Private Company will reject the Amended Omnibus Agreement as part of the Bankruptcy Cases and we will enter into a shared services agreement with the Private Company pursuant to which the Private Company will provide certain operational services for us.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).  In addition, if the terms of this shared services agreement are not as favorable as the terms under the Amended Omnibus Agreement, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

    On July 21, 2008, we received a letter from the staff of the SEC giving notice that the SEC is conducting an inquiry relating to us and requesting, among other things, that we voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to our disclosures respecting the Private Company’s liquidity issues, which were the subject of our July 17, 2008 press release.  On October 22, 2008, we received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, the Private Company’s liquidity issues.  We have been cooperating, and intend to continue cooperating, with the SEC in its investigation.

On July 23, 2008, we and our general partner each received a Grand Jury subpoena from the United States Attorney’s Office in Oklahoma City, Oklahoma, requiring, among other things, that we and our general partner produce financial and other records related to our July 17, 2008 press release.  We have been informed that the U.S. Attorneys’ Offices for the Western District of Oklahoma and the Northern District of Oklahoma are in discussions regarding the subpoenas, and no date has been set for a response to the subpoenas.  We and our general partner intend to cooperate fully with this investigation if and when it proceeds.

Between July 21, 2008 and September 4, 2008, the following class action complaints were filed:

        1.      Poelman v. SemGroup Energy Partners, L.P., et al., Civil Action No. 08-CV-6477, in the United States District Court for the Southern District of New York (filed July 21, 2008).  The plaintiff voluntarily dismissed this case on August 26, 2008;

        2.      Carson v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-425, in the Northern District of Oklahoma (filed July 22, 2008);

        3.       Charles D. Maurer SIMP Profit Sharing Plan f/b/o Charles D. Maurer v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-6598, in the United States District Court for the Southern District of New York (filed July 25, 2008);

        4.      Michael Rubin v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-7063, in the United States District Court for the Southern District of New York (filed August 8, 2008);

        5.      Dharam V. Jain v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-7510, in the United States District Court for the Southern District of New York  (filed August 25, 2008); and

        6.      William L. Hickman v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-7749, in the United States District Court for the Southern District of New York (filed September 4, 2008).

        The Carson case was filed as a putative class action on behalf of all purchasers of our common units between February 20, 2008 and July 17, 2008.  Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, resulting in damages to members of the putative class.  Plaintiff's specific allegations include that, despite an obligation to do so, the Defendants failed to disclose between February 20, 2008 and May 8, 2008 that the Private Company was engaged in high-risk crude oil hedging transactions that could affect its ability to continue as a going concern or that the Private Company was suffering from liquidity problems.  Plaintiff seeks class certification, damages, interest, fees, and costs.

        The Maurer case was filed as a putative class action on behalf of all persons who purchased our common units pursuant to or traceable to the February 12, 2008 Registration Statement and Prospectus.  Plaintiff alleges violations of Section 11 of the Securities Act, resulting in damages to members of the putative class.  Plaintiff’s specific allegations include that, despite an obligation to do so, the Defendants failed to disclose in connection with the secondary offering in February 2008 that the Private Company was engaged in high-risk crude oil hedging transactions that could affect its ability to continue as a going concern or that the Private Company was suffering from liquidity problems.  Plaintiff seeks class certification, damages, interest, fees, and costs.

The Rubin, Jain, and Hickman cases were filed as putative class actions on behalf of all purchasers of our common units between July 17, 2007 and July 17, 2008.  Plaintiffs allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act and violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, resulting in damages to members of the putative class.  Plaintiff’s specific allegations include that, despite an obligation to do so, the Defendants failed to disclose between July 17, 2007 and July 17, 2008 the adverse financial condition and lack of liquidity of the Private Company that was caused by the Private Company’s speculative and unauthorized hedging and trading in crude oil.  Plaintiffs seek class certification, rescission of the sale of common units under Section 12(a)(2) of the Securities Act, damages, interest, fees, and costs.

Pursuant to a motion filed with the MDL Panel, the Maurer case has been transferred to the Northern District of Oklahoma and consolidated with the Carson case.  The Rubin, Jain, and Hickman cases have also been transferred to the Northern District of Oklahoma.

A hearing on motions for appointment as lead plaintiff was held in the Carson case on October 17, 2008.  At that hearing, the court granted a motion to consolidate the Carson and Maurer cases for pretrial proceedings, and the consolidated litigation is now pending as In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-CV-425-GKF-PJC. The court entered an order on October 27, 2008, granting the motion of Harvest Fund Advisors LLC to be appointed lead plaintiff in the consolidated litigation.  On January 23, 2009, the court entered a Scheduling Order providing, among other things, that the lead plaintiff may file a consolidated amended complaint within 70 days of the date of the order, and that defendants may answer or otherwise respond within 60 days of the date of the filing of a consolidated amended complaint.

    We intend to vigorously defend these actions.  There can be no assurance regarding the outcome of the litigation.  An estimate of possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to these actions. However, the ultimate resolution of these actions could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of the our common units and our ability to conduct our business.

We may become the subject of additional private or government actions regarding these matters in the future.  Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict.  The defense of these lawsuits may result in the incurrence of significant legal expense, both directly and as the result of our indemnification obligations.  The litigation may also divert management’s attention from our operations which may cause our business to suffer.  An unfavorable outcome in any of these matters may have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of the our common units and our ability to conduct our business. All or a portion of the defense costs and any amount we may be required to pay to satisfy a judgment or settlement of these claims may not be covered by insurance.

Item 1A.	Risk Factors

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

Risks Related to the Bankruptcy Filings

The Bankruptcy Filings may affect the Private Company’s  ability to make payments to us and may have a material adverse effect on our results of operations and our ability to make distributions to our unitholders.

    On July 22, 2008, the Private Company made the Bankruptcy Filings.  The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  None of we, our general partner, our subsidiaries nor our general partner’s subsidiaries are debtors in the Bankruptcy Cases.

    We are party to various agreements with the Private Company and its subsidiaries, including subsidiaries that are debtors in the Bankruptcy Cases.  Under the Throughput Agreement, we provide certain crude oil gathering, transportation, terminalling and storage services to a subsidiary of the Private Company that is a debtor in the Bankruptcy Cases.  Under the Terminalling Agreement, we provide certain liquid asphalt cement terminalling and storage services to a subsidiary of the Private Company that is a debtor in the Bankruptcy Cases.  For the six months ended June 30, 2008 and the year ended December 31, 2008, we derived approximately 88% and approximately 73%, respectively, of our revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks, from services we provided to the Private Company and its subsidiaries.  The Private Company is obligated to pay us minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services are actually used by the Private Company.  As of the date of the filing of this report, payments by the Private Company made under the Throughput Agreement for services rendered to the Private Company since September have been made based upon actual usage rather than the contractual minimum monthly storage amounts in such agreement.  As of the date of the filing of this report, payments by the Private Company made under the Terminalling Agreement have continued to be made based upon the contractual minimum monthly storage amounts in such agreement.  However, on February 6, 2009, the Private Company filed a motion in the Bankruptcy Court requesting approval of the sale of the Private Company’s asphalt related assets, or in the event of an unsuccessful auction, the rejection of the Terminalling Agreement and the winding down of its asphalt business.  Pursuant to the Settlement Agreement, the Private Company will reject the Terminalling Agreement and the Throughput Agreement as part of the Bankruptcy Cases and we will receive the Private Company’s asphalt assets that are connected to our asphalt assets. In addition, pursuant to the Settlement Agreement, we will enter into a new throughput agreement and new terminalling agreement with the Private Company pursuant to which we will provide certain crude oil gathering, transportation, terminalling and storage services and asphalt terminalling and storage services to the Private Company.  We expect revenues from services provided to the Private Company under this new throughput agreement and new terminalling agreement to be substantially less than prior revenues from services provided to the Private Company as the new agreements will be based upon actual volumes gathered, transported, terminalled and stored instead of certain minimum volumes and may be at reduced rates when compared to the Throughput Agreement and Terminalling Agreement.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).  See “─The Private Company may reject the contracts it has with us as part of the Bankruptcy Cases, which could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.”

    We have been pursuing opportunities to provide crude oil terminalling and storage services and crude oil gathering and transportation services to third parties.  Although average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from the Private Company, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, fourth quarter total revenues are approximately $9.2 million less than second quarter 2008 total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.

    There can be no assurance that our efforts to increase the percentage of revenues derived from third parties will be successful.  If the Private Company is unable to make to us the payments required by it under the Throughput Agreement or the Terminalling Agreement for any reason, including the Bankruptcy Filings, our revenues would decline to the extent such revenues have not been replaced by third party revenues, our ability to make distributions to our unitholders would be reduced and we may be forced to make a bankruptcy filing, any of which would likely have a material adverse effect on the trading price of our common units.

    In addition, the Private Company’s customers may be less likely to enter into business transactions with the Private Company while it is in bankruptcy, and the Private Company may choose to curtail its operations or liquidate its assets as part of its bankruptcy proceedings.  As a result, unless we are able to generate additional third party revenues, we may experience less volumes in our system which could have a material adverse effect on our results of operations and cash flows.

We may not be able to continue as a going concern.

    The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, though such an assumption may not be true.  Events of default have occurred and are continuing under our credit agreement.  Additionally, we earned 88% of our revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks, for the six months ended June 30, 2008 from the Private Company, which commenced the Bankruptcy Cases in July 2008, the effects of which are more fully described herein.  These factors, as well as other events and uncertainties related to the Bankruptcy Filings, raise substantial doubt about our ability to continue as a going concern.  While it is not feasible to predict the ultimate outcome of the events surrounding the Bankruptcy Cases, we have been and could continue to be materially and adversely affected by such events and we may be forced to make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.  See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the unaudited consolidated financial statements.

The Private Company may reject the contracts it has with us as part of the Bankruptcy Cases, which could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.

    The Private Company may reject or attempt to modify the contracts it has with us as part of the Bankruptcy Cases.  If the Private Company rejects the contracts it has with us, it will be deemed to have breached such contracts.  Because of the Bankruptcy Filings, we may not have an adequate remedy for such breach.  We may not be able to replace the volumes provided by the Private Company under these agreements and any contracts we make with third parties may be for prices that are less than those charged the Private Company under the Throughput Agreement and the Terminalling Agreement, which could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.  On February 6, 2009, the Private Company filed a motion in the Bankruptcy Court requesting approval of the sale of its asphalt related assets.  There is significant uncertainty as to the revenues related to our asphalt assets and there is substantial risk that our asphalt assets may be idle during 2009 and subsequent years.  Without revenues from our asphalt assets, we may be unable to meet the covenants, including the minimum liquidity and minimum receipt requirements, under our Forbearance Agreement with our senior secured lenders pursuant to which such lenders have agreed to forbear from exercising their rights and remedies arising from the events of default under our credit agreement.  Pursuant to the Settlement Agreement, among other things, the Private Company will reject the Throughput Agreement and the Terminalling Agreement and we will receive the Private Company’s asphalt assets that are connected to our asphalt assets (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and we enter into a terminalling and storage agreement with such purchaser).  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).  Even if we acquire such asphalt assets, we may not be able to enter into agreements to provide terminalling and storage services for such assets.  In addition, if the Private Company sells its asphalt assets to a third party the Partnership will need to negotiate a new terminalling and storage contract with the winner of the auction and such agreement may not be on as favorable terms as the Terminalling Agreement.

The Private Company may assert claims against us in the Bankruptcy Cases which could have a material adverse effect on our cash flows and ability to make distributions to our unitholders.

Under bankruptcy law, a debtor-in-possession, such as the Private Company, may seek to avoid certain prepetition transfers if such transfers were to insiders and occurred within one year before the bankruptcy filing.  For purposes of avoidance under bankruptcy law, title to real property that is perfected more than thirty days after the transfer is deemed to have been transferred as of the date of perfection.  In addition, a debtor-in-possession, such as the Private Company, may seek to avoid prepetition transfers of real property that were not perfected as of the bankruptcy filing date against a hypothetical bona fide purchaser of such real property.

Through a series of transactions we acquired certain real property from the Private Company during the one-year period preceding the Bankruptcy Filings.  Deeds to approximately 27 asphalt facilities transferred to us by the Private Company as part of the Acquired Asphalt Assets either were not recorded within thirty days of such transfer or were not recorded as of the Bankruptcy Filings.  In addition, a deed to the Acquired Storage Assets was not recorded as of the Bankruptcy Filings.  Although we have title to such properties, the Private Company may in its bankruptcy proceedings seek to avoid the transfers of these properties.  We have defenses against these actions based upon bankruptcy law and state law and intend to vigorously defend against any such action.  However, there can be no assurance regarding the outcome of any potential litigation.  If the Private Company succeeds in such litigation, we may be required to return the affected properties to the Private Company or pay an amount equal to the value of such properties, which would have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of the our common units and our ability to conduct our business.  We would then have unsecured claims in the Bankruptcy Court for the amounts originally paid for such properties.   An estimate of possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of the our common units and our ability to conduct our business.  Pursuant to the Settlement Agreement, the Private Company will release certain of its claims related to this real property including the real property claims discussed above (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).  There may be additional claims that are not released by the Settlement Agreement.  In addition, there can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated.

We did not make a distribution for the second quarter, third quarter or fourth quarter of 2008, do not expect to make a distribution for the first quarter of 2009 at this time and may not make distributions in the future.

    We did not make a distribution to our common unitholders, subordinated unitholders or general partner attributable to the results of operations for the quarters ended June 30, 2008, September 30, 2008 or December 31, 2008, due to the existing events of default under our credit agreement and the uncertainty of our future cash flows relating to the Bankruptcy Filings.  Even though we did not pay a distribution for the second, third or fourth quarters of 2008 and we do not currently expect to pay a distribution for the first quarter of 2009, our unitholders will be liable for taxes on their share of our taxable income.  See “—Tax Risks to Common Unitholders—Our unitholders have been and will be required to pay taxes on their share of our taxable income even if they have not or do not receive any cash distributions from us.” Our partnership agreement provides that, during the subordination period, which we are currently in, our common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  If the events of default under our credit agreement are not waived by our lenders or our business operations, expenses, including interest expense, and prospects do not improve, we will not be able to make quarterly distributions to our unitholders in the future.

We are exposed to the credit risk of the Private Company and the material nonperformance by the Private Company could reduce our ability to make distributions to our unitholders.

    We are party to the Terminalling Agreement with the Private Company pursuant to which we provide certain liquid asphalt cement terminalling and storage services to the Private Company. We are also party to the Throughput Agreement with the Private Company pursuant to which we provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company.  The Private Company has defaulted under its credit facilities and its indenture relating to its senior notes.  Moody’s and Fitch Ratings have withdrawn their ratings of the Private Company due to the Bankruptcy Filings.  Any material nonperformance under the Throughput Agreement or the Terminalling Agreement by the Private Company could materially and adversely impact our ability to operate and make distributions to our unitholders.  On February 6, 2009, the Private Company filed a motion in the Bankruptcy Court requesting approval of the sale of the Private Company’s asphalt related assets, or in the event of an unsuccessful auction, the rejection of the Terminalling Agreement and the winding down of its asphalt business.  Pursuant to the Settlement Agreement, the Private Company will reject the Terminalling Agreement and the Throughput Agreement as part of the Bankruptcy Cases and we will receive the Private Company’s asphalt assets that are connected to our asphalt assets.  In addition, pursuant to the Settlement Agreement, we will enter into a new throughput agreement with the Private Company pursuant to which we will provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).  See “─The Private Company may reject the contracts it has with us as part of the Bankruptcy Cases, which could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.”

    Though we have no indebtedness rated by any credit rating agency, we may have rated debt in the future. Credit rating agencies such as Moody’s and Fitch Ratings may consider the Private Company’s debt ratings when assigning ours, because of the Private Company’s ownership interest in us, the strong operational links between the Private Company and us, and our reliance on the Private Company for a substantial portion of our revenues. Due to the Private Company’s default of its indebtedness and the uncertainty related to the Bankruptcy Filings, we could experience an increase in our borrowing costs or difficulty accessing capital markets if we are able to access them at all. Such a development could adversely affect our ability to grow our business and to make distributions to unitholders.

We do not have employees and rely solely on the employees of the Private Company.  The Private Company is no longer obligated to provide services to us, which may adversely affect our financial results, our ability to operate and our ability to make distributions to our unitholders.

    As is the case with many publicly traded partnerships, we do not directly employ any persons responsible for managing or operating us or for providing services relating to day-to-day business affairs.  Pursuant to the Amended Omnibus Agreement with the Private Company, the Private Company operated our assets and performed other administrative services for us such as accounting, legal, regulatory, development, finance, land and engineering.  Due to the Change of Control of our general partner, the Private Company is no longer obligated to operate our assets or perform other administrative services pursuant to the Amended Omnibus Agreement.  The Private Company agreed to continue providing such services until at least November 30, 2008 pursuant to the Order entered by the Bankruptcy Court.  While the Private Company has continued to provide such services as of the date of the filing of this report, there can be no assurance that it will continue to provide such services to us or that we could replace any of these services if the Private Company stops providing them.  If the Private Company stops providing these services we may incur increased costs to replace these services and our financial results may suffer.

    Pursuant to the Settlement Agreement, the Private Company will reject the Amended Omnibus Agreement as part of the Bankruptcy Cases and we will enter into a shared services agreement with the Private Company pursuant to which the Private Company will provide certain operational services for us.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).  In addition, if the terms of this shared services agreement are not as favorable as the terms under the Amended Omnibus Agreement, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

    In addition, in connection with the Bankruptcy Filings, the Private Company may reduce a substantial number of its employees, some of whom may provide general and administrative and operating services to us.  Any reductions in critical personnel who provide services to us and any increased costs to replace such personnel could have a material adverse effect on our ability to conduct our business and our results of operations.

    Beginning April 1, 2009, we will begin to directly employ a number of persons responsible for managing our operations and for providing services relating to our day-to-day business affairs.  Subject to the consummation of the transactions contemplated by the Settlement Agreement, we may directly employ additional persons responsible for providing services relating to our asphalt assets.  Our costs may increase as we directly employ individuals associated with our operations which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

Certain of our officers are also officers of the Private Company.

    Prior to the events surrounding the Bankruptcy Filings, the officers of our general partner were also employees and officers or directors of the Private Company.  Messrs. Foxx and Stallings resigned the positions each officer held with SemGroup, L.P. in July 2008.  Mr. Brochetti had previously resigned from his position with SemGroup, L.P. in March 2008.  Mr. Parsons left the employment of SemGroup, L.P. in March 2009.  Messrs. Foxx, Brochetti, Stallings, and Parsons remain as officers of our general partner.  Mr. Schwiering continues to serve as an officer of the Private Company and may have conflicts of interest and may favor the Private Company’s interests over our interests when conducting our operations.

Our interests may be adverse to the Private Company’s interests due to the Bankruptcy Filings.

    We are a creditor in the Bankruptcy Cases due to amounts owed to us by the Private Company prior to the Bankruptcy Filings.  In addition, if the Private Company fails to make its payments under the Throughput Agreement or the Terminalling Agreement or otherwise fails to perform under the contracts we have with the Private Company, we may have additional potential claims against the Private Company’s bankruptcy estate.

Any claims made by us against the Private Company in the Bankruptcy Cases will be subject to the claim allowance procedure provided in the Bankruptcy Code and Bankruptcy Rules.  If an objection is filed, the Bankruptcy Court would determine the extent to which any claim that is objected to is allowed and the priority of such claims.  We are uncertain regarding the ultimate amount of damages for breaches of contract or other claims that it will be able to establish in the bankruptcy proceedings and we cannot predict the amounts, if any, that it will collect or the timing of any such collection, but such losses could be substantial and could have a material adverse effect on our ability to conduct our business and our results of operations.

    Pursuant to the Settlement Agreement, the Private Company will reject the Terminalling Agreement and the Throughput Agreement.  We will have a $35 million unsecured claim relating to rejection of the Terminalling Agreement in the Bankruptcy Cases.  In addition, we will have a $20 million unsecured claim against the Private Company relating to rejection of the Throughput Agreement.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).

As a result of these items, our interests may be adverse to the Private Company’s interests.  The Private Company provides administrative, legal, regulatory, development, finance, land and engineering services for us.  The Private Company is also responsible for obtaining and renewing environmental and other permits related to our liquid asphalt cement operations.  In addition, we rely upon the Private Company’s personnel for the design and implementation of our internal controls.  The progress of the Bankruptcy Cases may influence the Private Company’s decision to continue providing any of these services, which could have a material adverse effect on our ability to conduct our business and results of operations.

We do not have title to all of the intellectual property relating to our business.

    Pursuant to the Amended Omnibus Agreement, we licensed the use of certain trade names and marks, including the name “SemGroup.”  This license terminated automatically upon the change of control of our general partner.  The termination of the explicit rights to use this intellectual property under the Amended Omnibus Agreement may adversely affect our ability to operate or grow our business and our results of operations.  In addition, we may be subject to claims for trademark or other intellectual property infringement due to our continued use of these intellectual property rights.  Pursuant to the Settlement Agreement, we will enter into a license agreement with the Private Company pursuant to which we may use the trade names and mark until December 31, 2009.  In addition, pursuant to the Settlement Agreement, the Private Company has agreed to waive all claims relating to infringement of the trade names and mark prior to the entering into this license agreement.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).

Our liquid asphalt cement operations are dependent upon the Private Company and may be materially and adversely affected by the  Bankruptcy Filings.

    We provide liquid asphalt cement terminalling and storage services to the Private Company.  The Private Company processes, distributes and markets liquid asphalt cement and finished asphalt products to third party customers.  Pursuant to the Amended Omnibus Agreement, the Private Company has agreed, so long as the Terminalling Agreement is in effect, not to engage in, or acquire or invest in an entity that engages in, the business of terminalling and storing liquid asphalt cement within 50 miles of our liquid asphalt cement facilities and we have agreed, so long as the Terminalling Agreement is in effect, not to engage in, or acquire or invest in an entity that engages in, the business of processing, marketing and distributing liquid asphalt cement and finished asphalt products within 50 miles of our liquid asphalt cement facilities.  As a result, subject to certain exceptions, we are contractually prohibited from marketing or distributing liquid asphalt cement directly to third party customers while the Terminalling Agreement is in effect.  In addition, the Private Company is responsible for obtaining all environmental and other permits related to our liquid asphalt cement operations.  The Private Company’s failure to obtain, renew or maintain compliance under these permits may materially adversely effect our operations.

The asphalt industry in the United States is characterized by a high degree of seasonality. Much of this seasonality is due to the impact that weather conditions have on road construction schedules, particularly in cold weather states. Refineries produce liquid asphalt cement year round, but the peak asphalt demand season is during the warm weather months when most of the road construction activity in the United States takes place. As a result, liquid asphalt cement is typically purchased from refineries at low prices in the low demand winter months and then processed and sold at higher prices in the peak summer demand season.  Although there remains some liquid asphalt cement in our asphalt storage tanks that was not sold during the summer of 2008, the Private Company, as of the date of the filing of this report, has not purchased any significant volumes of additional liquid asphalt cement during the recent winter months.  Any significant decrease in the amount of revenues that we receive from our liquid asphalt cement terminalling and storage operations could have a material adverse effect on our cash flows, financial condition and results of operations.

On February 6, 2009, the Private Company filed a motion in the Bankruptcy Court requesting approval of the sale of its asphalt related assets.  There is significant uncertainty as to our revenues related to our asphalt assets and there is substantial risk that our asphalt assets may be idle during 2009 and subsequent years, which would adversely effect our financial condition and results of operations.  Without revenues from our asphalt assets, we may be unable to meet the covenants, including the minimum liquidity and minimum receipt requirements, under our Forbearance Agreement with our senior secured lenders pursuant to which such lenders have agreed to forbear from exercising their rights and remedies arising from the events of default under our credit agreement.  Pursuant to the Settlement Agreement, we will receive the Private Company’s asphalt assets that are connected to our asphalt assets (unless the Private Company executes a definitive agreement to sell substantially all of its asphalt assets or business as a going concern to a third-party purchaser and we enter into a terminalling and storage agreement with such purchaser).  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).  Even if we acquire such asphalt assets, we may not be able to enter into agreements to provide terminalling and storage services for such assets.  In addition, if the Private Company sells its asphalt assets to a third party, we will need to negotiate a new terminalling and storage contract with the purchaser of such assets and such agreement may not be on as favorable terms as the Terminalling Agreement.  Any significant decrease in the amount of revenues that we receive from our liquid asphalt cement terminalling and storage operations could have a material adverse effect on our cash flows, financial condition and results of operations.

Events of default currently exist under our credit agreement.

Events of default have occurred and are continuing under our credit agreement.  We are therefore prohibited from borrowing under our credit facility to fund working capital needs or to pay distributions to our unitholders, among other things.  In addition, the Private Company’s actions related to the Bankruptcy Filings as well as the Private Company’s liquidity issues and any corresponding impact upon us may result in additional events of default under our credit agreement.  As a result, we are operating on cash flows received from operations and from a $25 million borrowing under our credit facility on July 8, 2008 prior to the occurrence of the events of default.  If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, we do not expect such cash flows to be sufficient to operate our business over the long-term.  As of March 13, 2009, we have approximately $33.9 million of cash that we are using to operate our business.  No cure periods are applicable to the existing events of default.  These events of default have not been waived and are continuing under our credit agreement.

Under the Forbearance Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment, the lender’s forbearance is subject to certain conditions as described therein, including, among other items, periodic deliverables and minimum liquidity, minimum receipts and maximum disbursement requirements.  If we fail to meet these conditions or are unable to obtain further forbearance from our lenders or a permanent waiver of the events of default under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.

The Forbearance Agreement, as amended by the First Amendment, the Second Amendment and Third Amendment, permanently reduced our revolving credit facility under the credit agreement from $350 million to $220 million.  In addition, our interest expense has increased due to the events of default that exist under our credit agreement and our entering into the Forbearance Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment.  For example, the weighted average interest rate incurred by us during the three months ended June 30, 2008 was 4.62% resulting in interest expense of approximately $4.3 million as compared to a weighted average interest rate incurred by us of 7.72% during the three months ended December 31, 2008 resulting in interest expense of approximately $8.9 million.  This increased interest expense may have a material adverse effect on our cash flows and results of operations.

    Due to the events of default, upon the expiration or termination of any applicable forbearance period, the lenders may, among other remedies, declare all outstanding amounts under the credit agreement immediately due and payable and exercise all other rights and remedies available to the lenders under the credit agreement and related loan documents, including taking available cash in our bank accounts.  A vote of lenders having more than 50% of the sum of (i) the aggregate revolver commitments and (ii) the outstanding term loan are required to exercise such a remedy.  If the lenders exercise such a remedy, we may be forced to make a bankruptcy filing or take other actions.  We are also prohibited from making cash distributions to our unitholders while the events of default exist.  Certain lenders under our credit facility are also lenders under the Private Company’s credit facility.  The progress of the Private Company’s bankruptcy proceedings may influence the decisions of these lenders relating to our credit facility which could adversely affect us.

The Change of Control of the Private Company may lead to additional uncertainty regarding our future operations and cash flows.

On December 15, 2008, Red Apple, which is chaired by John Catsimatidis, announced that it controls five of the nine seats on the management committee of the general partner of the Private Company and therefore effectively controls the Private Company.  Mr. Catsimatidis has indicated that Red Apple does not intend to liquidate the Private Company and that it plans on filing a new reorganization plan for the Private Company with the Bankruptcy Court.  As of the date of the filing of this report, Red Apple has not filed a reorganization plan.  There is no assurance that any reorganization plan will be submitted by Red Apple or that if a reorganization plan is submitted by Red Apple that the Bankruptcy Court will approve such plan or that continued performance by the Private Company under the Throughput Agreement or the Terminalling Agreement will be part of any such plan.  In addition, the Private Company Change of Control may lead to additional uncertainty regarding our continued relationship with the Private Company.

We are subject to an SEC inquiry and a Federal Grand Jury subpoena.

On July 21, 2008, we received a letter from the staff of the SEC giving notice that the SEC is conducting an inquiry relating to us and requesting, among other things, that we voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to our disclosures respecting the Private Company’s liquidity issues, which were the subject of our July 17, 2008 press release.  On October 22, 2008, we received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, the Private Company’s liquidity issues.  We have been cooperating, and intend to continue cooperating, with the SEC in its investigation.

On July 23, 2008, we and our general partner each received a Grand Jury subpoena from the United States Attorney’s Office in Oklahoma City, Oklahoma, requiring, among other things, that we and our general partner produce financial and other records related to our July 17, 2008 press release.  We have been informed that the U.S. Attorneys’ Offices for the Western District of Oklahoma and the Northern District of Oklahoma are in discussions regarding the subpoenas, and no date has been set for a response to the subpoenas.  We and our general partner intend to cooperate fully with this investigation if and when it proceeds.

In the event that either the SEC inquiry or the Grand Jury investigation leads to action against any of our current or former directors or officers, or the Partnership itself, the trading price of our common units may be adversely impacted.  In addition, the SEC inquiry and the Grand Jury investigation may result in the incurrence of significant legal expense, both directly and as the result of our indemnification obligations.   These matters may also divert management’s attention from our operations which may cause our business to suffer.  If we are subject to adverse findings in either of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders.  All or a portion of the defense costs and any amount we may be required to pay in connection with the resolution of these matters may not be covered by insurance.

We have been named as a party in lawsuits and may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

Between July 21, 2008 and September 4, 2008, the following class action complaints were filed:

        1.      Poelman v. SemGroup Energy Partners, L.P., et al., Civil Action No. 08-CV-6477, in the United States District Court for the Southern District of New York (filed July 21, 2008).  The plaintiff voluntarily dismissed this case on
                  August 26, 2008;

        2.      Carson v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-425, in the Northern District of Oklahoma (filed July 22, 2008);

        3.       Charles D. Maurer SIMP Profit Sharing Plan f/b/o Charles D. Maurer v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-6598, in the United States District Court for the Southern District of New York (filed
                    July 25, 2008);

        4.      Michael Rubin v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-7063, in the United States District Court for the Southern District of New York (filed August 8, 2008);

        5.      Dharam V. Jain v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-7510, in the United States District Court for the Southern District of New York  (filed August 25, 2008); and

        6.      William L. Hickman v. SemGroup Energy Partners, L.P. et al., Civil Action No. 08-cv-7749, in the United States District Court for the Southern District of New York (filed September 4, 2008).

    The Carson case was filed as a putative class action on behalf of all purchasers of our common units between February 20, 2008 and July 17, 2008.  Plaintiff alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, resulting in damages to members of the putative class.  Plaintiff's specific allegations include that, despite an obligation to do so, the Defendants failed to disclose between February 20, 2008 and May 8, 2008 that the Private Company was engaged in high-risk crude oil hedging transactions that could affect its ability to continue as a going concern or that the Private Company was suffering from liquidity problems.  Plaintiff seeks class certification, damages, interest, fees, and costs.

    The Maurer case was filed as a putative class action on behalf of all persons who purchased our common units pursuant to or traceable to the February 12, 2008 Registration Statement and Prospectus.  Plaintiff alleges violations of Section 11 of the Securities Act, resulting in damages to members of the putative class.  Plaintiff’s specific allegations include that, despite an obligation to do so, the Defendants failed to disclose in connection with the secondary offering in February 2008 that the Private Company was engaged in high-risk crude oil hedging transactions that could affect its ability to continue as a going concern or that the Private Company was suffering from liquidity problems.  Plaintiff seeks class certification, damages, interest, fees, and costs.

    The Rubin, Jain, and Hickman cases were filed as putative class actions on behalf of all purchasers of our common units between July 17, 2007 and July 17, 2008.  Plaintiffs allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act and violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, resulting in damages to members of the putative class.  Plaintiff’s specific allegations include that, despite an obligation to do so, the Defendants failed to disclose between July 17, 2007 and July 17, 2008 the adverse financial condition and lack of liquidity of the Private Company that was caused by the Private Company’s speculative and unauthorized hedging and trading in crude oil.  Plaintiffs seek class certification, rescission of the sale of common units under Section 12(a)(2) of the Securities Act, damages, interest, fees, and costs.

    Pursuant to a motion filed with the MDL Panel, the Maurer case has been transferred to the Northern District of Oklahoma and consolidated with the Carson case.  The Rubin, Jain, and Hickman cases have also been transferred to the Northern District of Oklahoma.

    A hearing on motions for appointment as lead plaintiff was held in the Carson case on October 17, 2008.  At that hearing, the court granted a motion to consolidate the Carson and Maurer cases for pretrial proceedings, and the consolidated litigation is now pending as In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-CV-425-GKF-PJC. The court entered an order on October 27, 2008, granting the motion of Harvest Fund Advisors LLC to be appointed lead plaintiff in the consolidated litigation.  On January 23, 2009, the court entered a Scheduling Order providing, among other things, that the lead plaintiff may file a consolidated amended complaint within 70 days of the date of the order, and that defendants may answer or otherwise respond within 60 days of the date of the filing of a consolidated amended complaint.

    We intend to vigorously defend these actions.  There can be no assurance regarding the outcome of the litigation.

    We may become the subject of additional private or government actions regarding these matters in the future.  Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict.  The defense of these lawsuits may result in the incurrence of significant legal expense, both directly and as the result of our indemnification obligations.  The litigation may also divert management’s attention from our operations which may cause our business to suffer.  An unfavorable outcome in any of these matters may have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of the our common units and our ability to conduct our business. All or a portion of the defense costs and any amount we may be required to pay to satisfy a judgment or settlement of these claims may not be covered by insurance.

The Private Company may not honor its indemnification obligations, which may expose us to increased losses.

    In the Amended Omnibus Agreement and other agreements with the Private Company, the Private Company has agreed to indemnify us for certain environmental and other claims relating to the crude oil and liquid asphalt cement assets that have been contributed to us.  Due to the Bankruptcy Filings we may not be able to collect any amounts that would otherwise be payable under these indemnification provisions if such events were to occur.  Pursuant to the Settlement Agreement, the Private Company will reject the Amended Omnibus Agreement including the indemnification provisions therein.  If we experience an environmental or other loss and the Private Company fails to honor its indemnification obligations, we would experience increased losses which may have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

Our common units were delisted from the Nasdaq and is currently quoted on the Pink Sheets, which may make buying or selling our common units more difficult

Effective at the opening of business on February 20, 2009, our common units were delisted from Nasdaq due to our failure to timely file this Quarterly Report as well as our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  Our common units are currently traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol SGLP.PK.  The fact that our common units are not listed on a national securities exchange is likely to make trading such common units more difficult for broker-dealers, unitholders and investors, potentially leading to further declines in the price of our common units.  In addition, it may limit the number of institutional and other investors that will consider investing in our common units, which may have an adverse effect on the price of our common units.  It may also make it more difficult for us to raise capital in the future.

We continue to work to become compliant with our SEC reporting obligations and intend to promptly seek the relisting of our common units on Nasdaq as soon as practicable after we have become compliant with such reporting obligations.  However, there can be no assurances that we will be able to relist our common units on Nasdaq or any other national securities exchange and we may face a lengthy process to relist our common units if we are able to relist them at all.

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

    We and our general partner rely upon the Private Company for our personnel, including those related to designing and implementing internal controls and our disclosure controls and procedures.  Staff reductions by the Private Company or other departures by the Private Company’s employees that provide services to us could have a material adverse effect on internal controls and the effectiveness of our disclosure controls and procedures.  Ineffective internal controls could cause us to report inaccurate financial information or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

We may incur substantial costs as a result of events related to the Bankruptcy Filings and we may be unsuccessful in our efforts in effecting a sale of all or a portion of our assets.

    Events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue merger opportunities has resulted in increased expense and we expect it to continue to result in increased expense due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of noncash compensation expense related to the vesting of the units under the Plan) increased by approximately $6.6 million and $7.4 million, or approximately 287% and 322%, to approximately $8.9 million for the third quarter of 2008 and $9.7 million for the fourth quarter of 2008, respectively, compared to $2.3 million in the second quarter of 2008.  We expect this increased level of general and administrative expenses to continue into 2009.  These increased costs may be substantial and could have a material adverse effect on our cash flows and results of operations.

    In addition, we are currently pursuing various strategic alternatives for our business and assets including the possibility of entering into storage contracts with third party customers and the sale of all or a portion of our assets.  The uncertainty relating to the Bankruptcy Filings and the recent global market and economic conditions may make it more difficult to pursue merger opportunities or enter into storage contracts with third party customers.  If we are unable to contract with third parties or if our efforts to sell all or a portion of our assets are unsuccessful, it could have a material adverse effect on our cash flows, results of operations and ability to conduct our business.

We may not be able to raise sufficient capital to operate or grow our business.

    We are currently operating on cash flows received from operations and from a $25 million borrowing under our credit facility on July 8, 2008 prior to the occurrence of the events of default under our credit agreement.  If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, we do not expect such cash flows to be sufficient to operate our business over the long-term.  As of March 13, 2009, we have approximately $33.9 million of cash that we are using to operate our business.  Our ability to access capital markets may be limited due to the Bankruptcy Filings and the related uncertainty of our future cash flows.  In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower that it otherwise would be due to our relationships with the Private Company.  The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets.  If we fail to raise additional capital or are unable to obtain further forbearance from our lenders or a permanent waiver of the events of default under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.  In addition, if we are unable to access the capital markets for acquisitions or expansion projects, it will have a material adverse effect on our results of operations and ability to conduct our business and may adversely effect the trading price of our common units.

We are not fully insured against all risks incident to our business, and could incur substantial liabilities as a result.  In addition, we share some insurance policies with the Private Company and claims made by the Private Company under such policies or increased costs associated to renew such policies due to the Bankruptcy Filings may have a material adverse effect on our financial condition and results of operations.

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

We share some insurance policies, including our general liability policy, with the Private Company. These policies contain caps on the insurer’s maximum liability under the policy, and claims made by either the Private Company or us are applied against the caps and deductibles. The possibility exists that, in an event in which we wish to make a claim under a shared insurance policy, our claim could be denied or only partially satisfied due to claims made by the Private Company against the policy cap. Further, where events occur that would entitle both the Private Company and us to benefits under these insurance policies, the full deductible may be borne by the first claimant under the policy. In addition, claims made by the Private Company could affect our premiums and our ability to obtain insurance in the future.  The Bankruptcy Filings have had and may continue to have an adverse effect on our insurance premiums and coverage.  Our premiums and ability to obtain insurance in the future could also be adversely impacted by the Bankruptcy Filings if the Private Company fails to renew any shared policies and we are required to purchase our own policy, cover any premiums currently being paid by the Private Company or if an insurance carrier increases the insurance premiums due to the Bankruptcy Filings.  These increased costs could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Business

We depend upon the Private Company for a substantial portion of our revenues and are therefore indirectly subject to the business risks of the Private Company.

Because we depend upon the Private Company for a substantial portion of our revenues, we are indirectly subject to the business risks of the Private Company, many of which are similar to the business risks we face. In particular, these business risks include the following:

•	the inability of the Private Company to generate adequate gross margins from the purchase, transportation, storage and marketing of petroleum products;

•	material reductions in the supply of crude oil, liquid asphalt cement and petroleum products;

•	a material decrease in the demand for crude oil, finished asphalt and petroleum products in the markets served by the Private Company;

•	the inability of the Private Company to manage its commodity price risk resulting from its ownership of crude oil, liquid asphalt cement and petroleum products;

•	contract non-performance by the Private Company’s customers; and

•	various operational risks to which the Private Company’s business is subject.

In addition, as a result of the Bankruptcy Filings, we are also currently subject to the risks described above under “—Risks Related to the Bankruptcy Filings.”

The Private Company’s obligations under the Throughput Agreement and the Terminalling Agreement may be reduced or suspended in some circumstances, which would reduce our ability to make distributions to our unitholders.

In addition to the impact of the Bankruptcy Filings described above, some of the circumstances under which the Private Company’s obligations under the Throughput Agreement and the Terminalling Agreement may be permanently reduced are within the exclusive control of the Private Company. Any such permanent reduction would reduce our ability to make distributions to our unitholders. For example, under the Throughput Agreement, if we and the Private Company cannot agree on an upfront payment or ratable fee surcharge to cover substantial and unanticipated capital expenditures at any of our facilities in order to comply with new laws or regulations, and if we are not able to direct the affected crude oil to mutually acceptable storage or gathering and transportation assets that we own, either party will have the right to remove the affected facility from the Throughput Agreement, and the Private Company’s minimum monthly payment obligation will be correspondingly reduced. The Private Company’s minimum monthly payment obligation may also be temporarily suspended under the Throughput Agreement or the Terminalling Agreement to the extent that the occurrence of a force majeure event that is outside the control of the parties prevents us from making our services available to the Private Company and the affected services under the Throughput Agreement or the Terminalling Agreement, as applicable, may be terminated if the force majeure event prevents performance for more than twelve months.  Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 13. Certain Relationships and Related Party Transactions” in our 2007 Form 10-K.  Pursuant to the Settlement Agreement, the Private Company will reject the Terminalling Agreement and the Throughput Agreement as part of the Bankruptcy Cases and we will receive the Private Company’s asphalt assets that are connected to our asphalt assets.  In addition, pursuant to the Settlement Agreement, we will enter into a new throughput agreement with the Private Company pursuant to which we will provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).

Even if we regain compliance under our credit agreement, we may not be able to obtain funding or obtain funding on acceptable terms because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.  These factors may have a material adverse effect on our ability to obtain a permanent waiver of the events of default under our credit agreement or to negotiate further forbearance with our lenders.

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms or at all. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to operate or grow our existing business, make future acquisitions, or otherwise take advantage of business opportunities or respond to competitive pressures any of which could have a material adverse effect on our financial condition and results of operations.  In addition, such financing, if available, may be at higher interest rates or result in substantial equity dilution.

We require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund any future capital expenditures depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit agreement or otherwise at all or in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units and subordinated units.

Due to the events of default that have occurred and are continuing under our credit agreement, we are currently prohibited from paying distributions to our unitholders.  Even if we regain compliance under our credit agreement or obtain permanent waivers of the events of default, we may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described in this section, including the Bankruptcy Filings.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our credit facility or other debt agreements, including the ability to make distributions while events of default exist under our credit facility; and

•	the amount of cash reserves established by our general partner.

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

    Certain of our field and pipeline operating costs and expenses are fixed and do not vary with the volumes we gather and transport. These costs and expenses may not decrease ratably or at all should we experience a reduction in our volumes gathered or transmitted by our gathering and transportation operations. As a result, we may experience declines in our margin and profitability if our volumes decrease.  Due to events related to the Bankruptcy Filings, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, fourth quarter total revenues are approximately $9.2 million less than second quarter 2008 total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.  As of the date of the filing of this report, we continue to collect the minimum revenues from the Private Company under the Terminalling Agreement for terminalling and storage services provided for liquid asphalt cement.  Our future total revenues may be further impacted if the Private Company rejects the Terminalling Agreement or otherwise fails to make the minimum payments under the Terminalling Agreement.  Pursuant to the Settlement Agreement, the Private Company will reject the Terminalling Agreement and the Throughput Agreement as part of the Bankruptcy Cases and we will receive the Private Company’s asphalt assets that are connected to our asphalt assets.  In addition, pursuant to the Settlement Agreement, we will enter into a new throughput agreement with the Private Company pursuant to which we will provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).

A material decrease in the production of crude oil from the oil fields served by our pipelines could materially reduce our ability to make distributions to our unitholders.

    The throughput on our crude oil pipelines depends on the availability of attractively priced crude oil produced from the oil fields served by such pipelines, or through connections with pipelines owned by third parties. Crude oil production may decline for a number of reasons, including natural declines due to depleting wells, a material decrease in the price of crude oil, or the inability of producers to obtain necessary drilling or other permits from applicable governmental authorities. If we are unable to replace volumes lost due to a temporary or permanent material decrease in production from the oil fields served by our crude oil pipelines, our throughput could decline, reducing our revenue and cash flow and adversely affecting our ability to make distributions to our unitholders. The Private Company may also have difficulty attracting producers while it is in bankruptcy.  In addition, it is difficult to attract producers to a new gathering system if the producer is already connected to an existing system. As a result, the Private Company or third-party shippers on our pipeline systems may experience difficulty acquiring crude oil at the wellhead in areas where there are existing relationships between producers and other gatherers and purchasers of crude oil.

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

Our debt levels and events of default under the credit agreement may limit our ability to make distributions and our flexibility in obtaining additional financing and in pursuing other business opportunities.

    Our level of debt and the existing events of default under the credit facility could have important consequences for us, including the following:

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

    Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Our ability to service debt under our credit facility also will depend on market interest rates, since the interest rates applicable to our borrowings will fluctuate with the London Interbank Offered Rate, or LIBOR, or the prime rate, and are higher because events of default exist under the credit agreement. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms, or at all.

Restrictions in our credit facility may prevent us from engaging in some beneficial transactions or paying distributions to our unitholders.

    Our credit facility contains covenants limiting our ability to make distributions to unitholders so long as an event of default exists under the credit agreement as is currently the case. In addition, our credit facility contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens or enter into a merger, consolidation or sale of assets. Furthermore, our credit facility contains covenants requiring us to maintain certain financial ratios and tests. Any subsequent refinancing of our current debt may have similar or greater restrictions. Please see “—Risks Related to the Bankruptcy Filings—Events of default currently exist under our credit agreement” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If we borrow funds to make our quarterly distributions, our ability to pursue acquisitions and other business opportunities may be limited and our operations may be materially and adversely affected.

    Available cash for the purpose of making distributions to unitholders includes working capital borrowings. If we borrow funds to pay one or more quarterly distributions, such amounts will incur interest and must be repaid in accordance with the terms of our credit facility. Currently we are prohibited from borrowing funds to pay distributions to our unitholders due to the events of default that have occurred and are continuing under our credit agreement. If we regain compliance under our credit facility or obtain permanent waivers of the events of default and are able to again borrow funds to pay distributions to our unitholders, any amounts borrowed for distributions to our unitholders will reduce the funds available to us for other purposes under our credit facility, including amounts available for use in connection with acquisitions and other business opportunities.  If we are unable to pursue our growth strategy due to our limited ability to borrow funds, our operations may be materially and adversely affected.

We face intense competition in our gathering, transportation, terminalling and storage activities. Competition from other providers of crude oil gathering, transportation, terminalling and storage services that are able to supply the Private Company and our other customers with those services at a lower price could reduce our ability to make distributions to our unitholders.

    We are subject to competition from other crude oil gathering, transportation, terminalling and storage operations that may be able to supply the Private Company and our other customers with the same or comparable services on a more competitive basis. We compete with national, regional and local gathering, storage, terminalling and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Some of these competitors are substantially larger than us, have greater financial resources, and control substantially greater storage capacity than we do. With respect to our gathering and transportation services, these competitors include TEPPCO Partners, L.P., Plains All American Pipeline, L.P., ConocoPhillips, Sunoco Logistics Partners L.P. and National Cooperative Refinery Association, among others. With respect to our storage and terminalling services, these competitors include BP plc, Enbridge Energy Partners, L.P. and Plains All American Pipeline, L.P. Some of these competitors have greater capital resources and control greater supplies of crude oil than the Private Company. Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., TEPPCO Partners, L.P., Sunoco Logistics Partners L.P. and Enbridge Energy Partners, L.P. Our ability to compete could be harmed by numerous factors, including:

•	price competition;

•	the perception that another company can provide better service,

•	the uncertainty relating to the Private Company having filed bankruptcy; and

•	the availability of alternative supply points, or supply points located closer to the operations of the Private Company’s customers.

  In addition, the Private Company owns midstream assets and may engage in competition with us, subject to certain restrictions on the Private Company’s ability to acquire and construct liquid asphalt cement terminalling and storage assets. If we are unable to compete with services offered by other midstream enterprises, including the Private Company, our ability to make distributions to our unitholders may be adversely affected.

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

Prior to the Bankruptcy Filings, a principal focus of our business strategy was to grow and expand our business through acquisitions. If we are able to pursue this strategy in the future but are unable to make acquisitions on economically acceptable terms, our future growth may be limited.

    Prior to the Bankruptcy Filings, a principal focus of our business strategy was to grow and expand our business through acquisitions.  If we are able to stabilize our business, we may be able to again pursue this strategy.  Our ability to grow depends, in part, on our ability to make acquisitions that result in an increase in the cash generated per unit from operations. If we are unable to make these accretive acquisitions, either because we are (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms or (3) outbid by competitors, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

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

Prior to the Bankruptcy Filings, our growth strategy included acquiring midstream entities or assets that are distinct and separate from our existing terminalling, storage, gathering and transportation operations.  If we are able to pursue this strategy in the future, it could subject us to additional business and operating risks.

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

    The construction of additions or modifications to our existing assets, and the construction of new assets, involves numerous regulatory, environmental, political, legal and operational uncertainties and requires the expenditure of significant amounts of capital. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. Moreover, we may construct facilities to capture anticipated future growth in demand in a market in which such growth does not materialize.  We acquired certain pipeline and related assets, including a 130-mile, 8-inch pipeline that originates in Ardmore, Oklahoma and terminates in Drumright, Oklahoma from the Private Company in May 2008.  We have suspended capital expenditures on this pipeline due to the Bankruptcy Filings.  Management currently intends to put the asset into service by late 2009 or early 2010 and is exploring various alternatives to complete the project.

We are exposed to the credit risks of our third-party customers in the ordinary course of our gathering activities. Any material nonpayment or nonperformance by our third-party customers could reduce our ability to make distributions to our unitholders.

    In addition to our dependence on the Private Company, we are subject to risks of loss resulting from nonpayment or nonperformance by our third-party customers. Some of our customers may be highly leveraged and subject to their own operating and regulatory risks. In addition, any material nonpayment or nonperformance by our customers could require us to pursue substitute customers for our affected assets or provide alternative services. Any such efforts may not be successful or may not provide similar fees. These events could reduce our ability to make distributions to our unitholders.

Our revenues from third-party customers are generated under contracts that must be renegotiated periodically and that allow the customer to reduce or suspend performance in some circumstances, which could cause our revenues from those contracts to decline and reduce our ability to make distributions to our unitholders.

    Some of our contract-based revenues from customers other than the Private Company are generated under contracts with terms which allow the customer to reduce or suspend performance under the contract in specified circumstances, such as the occurrence of a catastrophic event to our or the customer’s operations. The occurrence of an event which results in a material reduction or suspension of our customer’s performance could reduce our ability to make distributions to our unitholders.

    Many of our contracts with third-party customers for producer field services have terms of one year or less. As these contracts expire, they must be extended and renegotiated or replaced. We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. In particular, our ability to extend or replace contracts could be harmed by numerous competitive factors, such as those described above under “—We face intense competition in our gathering, transportation, terminalling and storage activities. Competition from other providers of crude oil gathering, transportation, terminalling and storage services that are able to supply the Private Company and our other customers with those services at a lower price could reduce our ability to make distributions to our unitholders.” Additionally, we may incur substantial costs if modifications to our terminals are required in order to attract substitute customers or provide alternative services. If we cannot successfully renew significant contracts or must renew them on less favorable terms, or if we incur substantial costs in modifying our terminals, our revenues from these arrangements could decline and our ability to make distributions to our unitholders could suffer.

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

   In addition to these adopted regulations, in September 2006, the DOT proposed amendment of existing pipeline safety standards including its integrity management programs to broaden the scope of coverage to include certain rural onshore hazardous liquid and low-stress pipeline systems found near “unusually sensitive areas,” including non-populated areas requiring extra protection because of the presence of sole source drinking water resources, endangered species, or other ecological resources. Also, in December 2006, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 was enacted. This act reauthorizes and amends the DOT’s pipeline safety programs and includes a provision eliminating the regulatory exemption for hazardous liquid pipelines operated at low stress. Adoption of new or more stringent pipeline safety regulations affecting our gathering or low-stress pipelines could result in more rigorous and costly integrity management planning requirements being imposed on those lines, which could have a material adverse effect on our results of operations. Please read “Item 1. Business—Regulation—Pipeline Safety” in our 2007 Form 10-K for more information.

Our operations are subject to environmental and worker safety laws and regulations that may expose us to significant costs and liabilities. Failure to comply with these laws and regulations could adversely affect our ability to make distributions to our unitholders.

    Our midstream crude oil gathering, transportation, terminalling and storage operations, together with the liquid asphalt cement terminalling and storage assets that we acquired from the Private Company, are subject to stringent federal, state and local laws and regulations relating to the protection of the environment. Various governmental authorities, including the EPA, have the power to enforce compliance with these laws and regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Joint and several strict liability may be incurred without regard to fault or the legality of the original conduct under CERCLA, RCRA and analogous state laws for the remediation of contaminated areas. Private parties, including the owners of properties located near our terminalling and storage facilities or through which our pipeline systems pass, also may have the right to pursue legal actions to enforce compliance, as well as seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. Moreover, new stricter laws, regulations or enforcement policies could be implemented that significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material.

    In performing midstream operations and liquid asphalt cement terminalling services, we incur environmental costs and liabilities in connection with the handling of hydrocarbons and solid wastes. We currently own, operate or lease properties that for many years have been used for midstream activities, including properties in and around the Cushing Interchange, and with respect to our asphalt assets, for liquid asphalt cement terminalling and storage activities. Activities by us or prior owners, lessees or users of these properties over whom we had no control may have resulted in the spill or release of hydrocarbons or solid wastes on or under them. Additionally, some sites we own or operate are located near current or former storage, terminal and pipeline operations, and there is a risk that contamination has migrated from those sites to ours. Increasingly strict environmental laws, regulations and enforcement policies as well as claims for damages and other similar developments could result in significant costs and liabilities, and our ability to make distributions to our unitholders could suffer as a result. Please see “Item 1—Business—Regulation” in our 2007 Form 10-K for more information.

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

Risks Inherent in an Investment in Us

Some of our general partner’s directors are affiliates of certain creditors of the Private Company; therefore, such creditors may have different business interests than the common unitholders.

           Manchester and Alerian are creditors under a loan agreement with SemGroup Holdings, which is a subsidiary of the Private Company.  This loan is secured by our subordinated units and incentive distribution rights and the membership interests in our general partner, owned by SemGroup Holdings.  On July 18, 2008, Manchester and Alerian declared an event of default under the loan agreement and exercised their right under a pledge agreement with SemGroup Holdings to direct the vote of the membership interests of our general partner.  Manchester and Alerian exercised these voting rights to reconstitute our general partner’s board of directors.  Manchester and/or Alerian may have business interests that are different from the business interests of our common unitholders.

Our general partner has sole responsibility for conducting our business and managing our operations.  Our general partner has conflicts of interest with us and limited fiduciary duties, which may permit it to favor its own interests to the detriment of our unitholders.

    Conflicts of interest may arise between our general partner, on the one hand, and us and our unitholders, on the other hand.  In resolving those conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Although the conflicts committee of our general partner’s board of directors may review such conflicts of interest, our general partner’s board of directors is not required to submit such matters to the conflicts committee. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires the general partner or any person who controls the general partner to pursue a business strategy that favors us.  Such persons may make these decisions in their best interest, which may be contrary to our interests;

•	our general partner is allowed to take into account the interests of parties other than us, such as creditors and the Private Company and their affiliates, in resolving conflicts of interest;

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

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us and the Private Company determines the allocation of shared overhead expenses;

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

The Private Company may compete with us, which could adversely affect our existing business and limit our ability to acquire additional assets or businesses.

    Other than the Private Company’s agreement not to engage in the business of terminalling and storing liquid asphalt cement within 50 miles of our liquid asphalt cement facilities, neither our partnership agreement nor the Amended Omnibus Agreement prohibits the Private Company or any successor to the Private Company or acquirer of its assets from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, subject to the restrictions above, the Private Company or any successor to the Private Company or acquirer of its assets may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets.  As a result, competition from the Private Company or any successor to the Private Company or acquirer of its assets could adversely impact our results of operations and cash available for distribution.

Our agreement not to compete with the Private Company may limit our ability to grow.

    Pursuant to the Amended Omnibus Agreement, we have agreed that for so long as the Terminalling Agreement is in effect, we will not engage in the business of processing, marketing and distributing finished asphalt products within 50 miles of our liquid asphalt cement facilities. This agreement not to compete with the Private Company may limit our ability to grow if we decide to engage in the finished asphalt products business.  Pursuant to the Settlement Agreement, the Private Company will reject the Terminalling Agreement and the Amended Omnibus Agreement as part of the Bankruptcy Cases and we will no longer be limited by these restrictions.  There can be no assurance that the conditions to effectiveness in the Settlement Agreement will be completed and that the transactions contemplated thereby will be consummated (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with the Private Company”).

Cost reimbursements due to our general partner and its affiliates for services provided, which are determined by our general partner, may be substantial and will reduce our cash available for distribution to our unitholders.

    Pursuant to our partnership agreement, the Private Company receives reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services may be substantial and reduce the amount of cash available for distribution to unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated under our partnership agreement to reimburse or indemnify our general partner. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments would reduce the amount of cash otherwise available for distribution to our unitholders. Please see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements Related to Our Acquisition of the Asphalt Assets—Amended Omnibus Agreement” in our 2007 Form 10-K

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.

    Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or our general partner’s board of directors, and have no right to elect our general partner or our general partner’s board of directors on an annual or other continuing basis. The present board of directors of our general partner was chosen by Manchester and Alerian pursuant to their rights under the Holdings Credit Agreements to direct the vote of the membership interests of our general partner.  Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Amendments to our partnership agreement may be proposed only by or with the consent of our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

    Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of the Private Company, the owner of our general partner, from transferring all or a portion of its ownership interest in our general partner to a third party, or Manchester and Alerian from transferring all or a portion of their loan interest voting rights in the general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby influence the decisions made by the board of directors and officers.

We may issue additional units without approval of our unitholders, which would dilute our unitholders’ ownership interests.

    Our partnership agreement does not limit the number or price of additional limited partner interests (including any securities of equal or senior rank to our common units, and options, rights, warrants and appreciation rights relating to any such securities) that we may issue at any time without the approval of our unitholders. In addition, because we are a limited partnership, we will not be subject to the shareholder approval requirements relating to the issuance of securities contained in Nasdaq Marketplace Rule 4350(i). The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

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

Our partnership agreement restricts the voting rights of unitholders, other than our general partner and its affiliates, including the Private Company, owning 20% or more of our common units.

    Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions.

Affiliates of our general partner may sell common units in the public markets, which sales could have an adverse impact on the trading price of the common units.

    Executive officers and directors of our general partner beneficially own an aggregate of 575,970 common units and 1,667 subordinated units and the Private Company indirectly owns 12,570,504 subordinated units, although such units are collateral to a loan between SemGroup Holdings and Manchester and Alerian. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. The sale of these units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.

    If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. At the end of the subordination period, assuming no additional issuances of common units and no sales of subordinated units, our general partner and its affiliates will own 36.8% of the common units.

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

Tax Risks to Common Unitholders

Our unitholders have been and will be required to pay taxes on their share of our taxable income even if they have not or do not receive any cash distributions from us.

    Because our unitholders are treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, they will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, even if our unitholders receive no cash distributions from us. In this regard, we did not pay a distribution to our unitholders for the quarters ended June 30, 2008, September 30, 2008, and December 31, 2008.  In addition, we do not expect to make a distribution relating to the first quarter of 2009 and may not be able to make distributions in the future.  Thus, our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

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

    The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes.  If less than 90% of the gross income of a publicly traded partnership, such as us, for any taxable year is “qualifying income” from sources such as the transportation, marketing (other than to end users), or processing of crude oil, natural gas or products thereof, interest, dividends or similar sources, that partnership will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years.  In this regard, because the income we earn from the Private Company is “qualifying income” any material reduction or elimination of that income, or any amendment to the Throughput Agreement or the Terminalling Agreement which changes the nature of the services provided or the income generated thereunder, may cause our remaining “qualifying income” to constitute less than 90% of our gross income.  As a result, we could become taxable as a corporation for federal income tax purposes, unless we were to transfer the businesses that generate non-qualifying income to one or more subsidiaries taxed as corporations and pay entity level income taxes on such non-qualifying income.  The IRS has not provided any ruling to us on this matter.

    If we were treated as a corporation for federal income tax purposes, then we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates.  Distributions would generally be taxed again to unitholders as corporate distributions and none of our income, gains, losses, deductions or credits would flow through to our unitholders.  Because a tax would be imposed upon us as an entity, cash available for distribution to our unitholders would be substantially reduced.  Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of our common units.

    Current law may change, so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways  to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, beginning in 2008 we will be required to pay annually a Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas with respect to the prior year.  As of June 30, 2008, we paid $141,000 representing our estimated tax liability related to our 2007 gross income apportioned to Texas.  Imposition of such a tax on us by Texas and, if applicable, by any other state will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

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

•	multiple transfers of the same interest within a twelve month period will be counted only once;

•
if the Private Company sells or exchanges its interests in SemGroup Holdings or our general partner, the interests held by SemGroup Holdings or our general partner, as the case may be, in us will be deemed to have been sold or exchanged; and

•
if 50% or more of the total interests in the Private Company’s capital and profits are sold or exchanged within a twelve month period, the Private Company, SemGroup Holdings and the general partner will be deemed to have sold or exchanged all of their interests in us.

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

Item 3.	Defaults Upon Senior Securities

Events of default have occurred and are continuing under our credit agreement.  We are therefore prohibited from borrowing under our credit facility to fund working capital needs or to pay distributions to our unitholders, among other things. In addition, the Private Company’s actions related to the Bankruptcy Filings as well as the Private Company’s liquidity issues and any corresponding impact upon us may result in additional events of default under our credit agreement.  As a result, we are operating on cash flows received from operations and from a $25 million borrowing under our credit facility on July 8, 2008 prior to the occurrence of the events of default.  If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, we do not expect such cash flows to be sufficient to operate our business over the long-term.  No cure periods are applicable to the existing events of default.  As of March 13, 2009, we have approximately $33.9 million of cash that we are using to operate our business.  These events of default have not been waived and are continuing under our credit agreement.  Due to the existing events of default under our credit agreement, we are not able to borrow under its credit facility to fund working capital needs or for other purposes.

Effective on September 18, 2008, we and the requisite lenders under our credit facility entered into the Forbearance Agreement under which the lenders agreed, subject to specified limitations and conditions, to forbear from exercising their rights and remedies arising from the events of default described above and other defaults or events of default described therein for the Forbearance Period.  On December 11, 2008, the lenders agreed to extend the Forbearance Period until December 18, 2008 pursuant to the First Amendment.  On December 18, 2008, we and the requisite lenders entered into the Second Amendment under which the lenders agreed, subject to specified limitations and conditions, to forbear from exercising their rights and remedies arising from the events of default described above and other defaults or events of default described therein until March 18, 2009.  On March 18, 2009, we and the requisite lenders entered into the Third Amendment under which the lenders agreed, subject to specified limitations and conditions, to forbear from exercising their rights and remedies arising from the events of default described above and other defaults or events of default described therein for the Extended Forbearance Period.

Prior to the execution of the Forbearance Agreement, the credit agreement was comprised of a $350 million revolving credit facility and a $250 million term loan facility.  The Forbearance Agreement permanently reduced our revolving credit facility under the credit agreement from $350 million to $300 million and prohibited us from borrowing additional funds under our revolving credit facility during the Forbearance Period.   Under the Forbearance Agreement, we agreed to pay the lenders executing the Forbearance Agreement a fee equal to 0.25% of the aggregate commitments under the credit agreement after giving affect to the above described commitment reduction.  The Second Amendment further permanently reduced our revolving credit facility under the credit agreement from $300 million to $220 million.  The Third Amendment prohibits us from borrowing additional funds under our revolving credit facility during the Extended Forbearance Period.  In addition, under the Second Amendment, we agreed to pay the lenders executing the Second Amendment a fee equal to 0.375% of the aggregate commitments under the credit agreement after the above described commitment reduction.  As of March 13, 2009, we had $448.1 million in outstanding borrowings under our credit facility (including $198.1 million under its revolving credit facility and $250 million under its term loan facility) with an aggregate unused credit availability of approximately $21.9 million under our credit facility.  As described above, we are prohibited from borrowing additional funds under our credit agreement during the Extended Forbearance Period.

Prior to the events of default, indebtedness under the credit agreement bore interest at our option, at either (i) the higher of the administrative agent’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin that ranges from 0.50% to 1.75%, depending on our total leverage ratio and senior secured leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.50% to 2.75%, depending upon our total leverage ratio and senior secured leverage ratio.  During the Forbearance Period indebtedness under the credit agreement bore interest at our option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin that ranges from 2.75% to 3.75%, depending upon our total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 4.25% to 5.25%, depending upon our total leverage ratio.  Pursuant to the Second Amendment, commencing on December 12, 2008, indebtedness under the credit agreement bears interest at our option, at either (i) the administrative agent’s prime rate or the federal funds rate plus 5.0% per annum, with a prime rate or federal funds rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.  During the three months ended June 30, 2008, the weighted average interest rate incurred by us was 4.62% resulting in interest expense of approximately $4.3 million.  During the three months ended December 31, 2008, the weighted average interest rate incurred by us was 7.72% resulting in interest expense of approximately $8.9 million.

Under the Forbearance Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment, the lender’s forbearance is subject to certain conditions as described therein, including, among other items, periodic deliverables and minimum liquidity, minimum receipts and maximum disbursement requirements.  If we fail to meet these conditions or are unable to obtain further forbearance from our lenders or a permanent waiver of the events of default under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.

Due to the events of default, upon the expiration or termination of any applicable forbearance period, the lenders may, among other remedies, declare all outstanding amounts under the credit agreement immediately due and payable and exercise all other rights and remedies available to the lenders under the credit agreement and related loan documents.  A vote of lenders having more than 50% of the sum of (i) the aggregate revolver commitments and (ii) the outstanding term loan are required to exercise such a remedy.  If the lenders exercise such a remedy, we may be forced to make a bankruptcy filing or take other actions.  We are also prohibited from making cash distributions to our unitholders while the events of default exist.  Certain lenders under our credit facility are also lenders under the Private Company’s credit facility.  The progress of the Private Company’s bankruptcy proceedings may influence the decisions of these lenders relating to our credit facility.

We use interest rate swap agreements to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. See Note 4 for a description of these interest rate swaps.   The interest rate swap agreements contain cross-default provisions to events of default under the credit agreement.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and we have recorded a $1.5 million liability as of September 30, 2008 with respect to these positions.

Item 5.	Other Information

On March 18, 2009, we announced the realignment of the management team of our general partner.  Michael J. Brochetti was appointed as our general partner’s Executive Vice President—Corporate Development and Treasurer, Alex G. Stallings was appointed as our general partner’s Chief Financial Officer and Secretary, and James R. Griffin was appointed as our general partner’s Chief Accounting Officer.  Mr. Brochetti had previously served as our general partner’s Chief Financial Officer; and Mr. Stallings had previously served as our general partner’s Chief Accounting Officer and Secretary; and Mr. Griffin had previously served as our general partner's controller.

    Additional information regarding Mr. Brochetti’s and Mr. Stallings’ business experience is set forth in Item 10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 6, 2008, and is incorporated herein by reference.

    In connection with his appointment as our general partner's Chief Financial Officer and Secretary, Mr. Stallings' annual base salary was increased from $275,000 to $300,000.  This increase was approved by the compensation committee of the Board.

    James R. Griffin has served as controller of our general partner since May of 2007 and the Private Company's transactional services controller since September 2006.  Prior to joining the Private Company, Mr. Griffin served in various capacities, most recently as an audit manager, for the public accounting firm of PricewaterhouseCoopers LLP, working in its Tulsa, Oklahoma office since January 2000.

In connection with his appointment as our general partner’s Chief Accounting Officer, Mr. Griffin entered into the following agreements: (i) an employment agreement substantially in the form attached as Exhibit 10.14 to this quarterly report, (ii) a phantom unit agreement substantially in the form attached as Exhibit 10.15 to this quarterly report and (iii) our general partner’s customary indemnification agreement substantially in the form filed as Exhibit 10.7 to our Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007.  In addition, prior to his appointment as our general partner’s Chief Accounting Officer, Mr. Griffin entered into a retention agreement with our general partner, a copy of which is attached as Exhibit 10.16 to this quarterly report.  Each of the employment agreement, phantom unit agreement and retention agreement is discussed in more detail below.

Employment Agreement

  Pursuant to his employment agreement, Mr. Griffin will be paid an initial annual base salary of $210,000. The employment agreement and the corresponding base salary amount was approved by the compensation committee of the Board.

The employment agreement has a two year term and will renew automatically for additional one year terms unless either party gives 90 days prior notice. In addition, Mr. Griffin is eligible for discretionary bonus awards and long-term incentives which may be made from time to time in the sole discretion of the Board. The employment agreement also provides that Mr. Griffin is eligible to participate in any employee benefit plans maintained by our general partner and is entitled to reimbursement for certain out-of-pocket expenses. Mr. Griffin has agreed not to disclose any confidential information obtained by him while employed under the agreement. In addition, the employment agreement contains payment obligations that may be triggered by a termination after a Change of Control as described below.

Under the employment agreement, the General Partner may be required to pay certain amounts upon a Change of Control of us or our general partner or upon the termination of Mr. Griffin’s employment in certain circumstances.

Except in the event of termination for Cause, termination by Mr. Griffin other than for Good Reason, or termination after the expiration of the term of the employment agreement, the employment agreement provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to twelve months of base salary and continued participation in our general partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination. Upon such an event, Mr. Griffin would be entitled to a lump sum payment of $210,000, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.

If within one year after a Change of Control occurs Mr. Griffin is terminated by our general partner without Cause or Mr. Griffin terminates the agreement for Good Reason, he will be entitled to payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to 24 months of base salary and continued participation in our general partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination. Upon such an event, Mr. Griffin would be entitled to a lump sum payment of $420,000, in addition to continued participation in our general partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.

For purposes of the employment agreement:

“Cause” means (i) conviction of the officer by a court of competent jurisdiction of any felony or a crime involving moral turpitude; (ii) the officer’s willful and intentional failure or willful intentional refusal to follow reasonable and lawful instructions of the Board of our general partner; (iii) the officer’s material breach or default in the performance of his obligations under the employment agreement; or (iv) the officer’s act of misappropriation, embezzlement, intentional fraud or similar conduct involving our general partner.

“Good Reason” means (i) a material reduction in the officer’s base salary; (ii) a material diminution of the officer’s duties, authority or responsibilities as in effect immediately prior to such diminution; or (iii) the relocation of the officer’s principal work location to a location more than 50 miles from its current location.

“Change of Control” means any of the following events: (i) any person or group other than SemGroup, L.P., Manchester Securities Corp., Alerian Finance Partners, LP, or their respective affiliates, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in us or in our general partner; (ii) our limited partners approve, in one or a series of transactions, a plan of complete liquidation of the partnership; (iii) the sale or other disposition by either our general partner or us of all or substantially all of the assets of our general partner or us in one or more transactions to any person other than our general partner and its affiliates; or (iv) a transaction resulting in a person other than our general partner or an affiliate of our general partner being our general partner.

Phantom Unit Agreement

Pursuant to the phantom unit agreement, Mr. Griffin was granted 30,000 phantom units under the Plan.  The entering into the phantom unit agreement and the granting of these 30,000 phantom units to Mr. Griffin was approved by the compensation committee of the Board.

Phantom Units granted to Mr. Griffin pursuant to the phantom unit agreement vest in one-third increments over a three year period, subject to earlier vesting on a change of control or upon a termination without cause or due to death or disability. Mr. Griffin will receive one common unit upon vesting of each phantom unit. In addition, the phantom units have distribution equivalent rights for each fiscal quarter in which our quarterly cash distribution to our subordinated and common unitholders for such quarter equals or exceeds $0.39 per unit (or $1.56 per unit on an annualized basis). Pursuant to the distribution equivalent right, Mr. Griffin will be entitled to receive a cash payment with respect to each phantom unit then outstanding equal to the product of (i) the per unit cash distributions paid to our unitholders during such fiscal quarter, if any, multiplied by (ii) the number of unvested phantom units.

Retention Agreement

Pursuant to the retention agreement, Mr. Griffin is entitled to payments totaling up to $180,000 (the “Retention Amount”) if he is employed by our general partner on certain dates.  Mr. Griffin received 25% of the Retention Amount, or $45,000, for continued employment on October 30, 2008.  Mr. Griffin will be entitled to receive the remaining 75% of the Retention Amount, or $135,000, if (i) he is employed by our general partner on July 31, 2009 or (ii) his employment is terminated by our general partner other than for Cause (as defined above) or he terminates his employment for Good Reason (as defined above) prior to July 31, 2009.  Provided Mr. Griffin meets the terms and conditions contained in the retention agreement, he will be entitled to these payments in addition to any payments made to him pursuant to his employment agreement or otherwise.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SemGroup Energy Partners, L.P.

	By:	SemGroup Energy Partners G.P., L.L.C. its General Partner

Date: March 23, 2009	By:	/s/ Alex G. Stallings
Alex G. Stallings Chief Financial Officer and Secretary

Date: March 23, 2009	By:	/s/ James R. Griffin
James R. Griffin Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number		Exhibit Name
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

3.3
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of the Partnership, effective as of July 20, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed on April 14, 2008, and incorporated herein by reference).

3.4
Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of the Partnership, dated June 25, 2008 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed on June 30, 2008, and incorporated herein by reference).

3.5
Certificate of Formation of SemGroup Energy Partners G.P., L.L.C. (the “General Partner”), dated February 22, 2007 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed March 9, 2007, and incorporated herein by reference).

3.6
Amended and Restated Limited Liability Company Agreement of the General Partner, dated July 20, 2007 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

3.7
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of the General Partner, dated June 25, 2008 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed on June 30, 2008, and incorporated herein by reference).

3.8
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of the General Partner, dated July 18, 2008 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed on July 22, 2008, and incorporated herein by reference).

4.1		Specimen Unit Certificate (included in Exhibit 3.2).

10.1
Purchase and Sale Agreement, dated as of May 12, 2008, by and between SemCrude, L.P. and SemGroup Energy Partners, L.L.C. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed May 15, 2008, and incorporated herein by reference).

10.2
Purchase and Sale Agreement, dated as of May 20, 2008, by and between SemGroup Energy Partners, L.L.C. and SemCrude, L.P. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed May 23, 2008, and incorporated herein by reference).

10.3		Form of Phantom Unit Grant Agreement (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on June 24, 2008, and incorporated herein by reference)

10.4		Form of Phantom Unit Grant Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on June 24, 2008, and incorporated herein by reference)

10.5
Agreed Order of the United States Bankruptcy Court for the District of Delaware Regarding Motion by SemGroup Energy Partners, L.P. (i) to Compel Debtors to Provide Adequate Protection and (ii) to Modify the Automatic Stay (filed as Exhibit 99.1 to the Partnership’s Current Report on Form 8-K, filed on September 9, 2008, and incorporated herein by reference).

10.6
Forbearance Agreement and Amendment to Credit Agreement, dated September 12, 2008 but effective as of September 18, 2008, by and among SemGroup Energy Partners, L.P., Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on September 22, 2008, and incorporated herein by reference).

10.7
First Amendment to Forbearance Agreement and Amendment to Credit Agreement, dated as of December 11, 2008, by and among SemGroup Energy Partners, L.P., Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on December 12, 2008, and incorporated herein by reference).

10.8
Second Amendment to Forbearance Agreement and Amendment to Credit Agreement, dated as of December 18, 2008, by and among SemGroup Energy Partners, L.P., Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on December 19, 2008, and incorporated herein by reference).

10.9		Third Amendment to Forbearance Agreement and Amendment to Credit Agreement, dated as of March 17, 2009, by and among SemGroup Energy Partners, L.P., Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on March 19, 2009, and incorporated herein by reference).

10.10
Amendment to the SemGroup Energy Partners G.P., L.L.C. Long Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).

10.11		Form of Director Restricted Common Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).

10.12		Form of Director Restricted Subordinated Unit Agreement (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).

10.13		Term Sheet, dated as of March 6, 2009 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on March 10, 2009, and incorporated herein by reference.

10.14*		Form of Employment Agreement.

10.15*		Form of Phantom Unit Agreement.

10.16*		Retention Agreement.

31.1*		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

	*	Filed herewith.