Form 10-Q
period 2008-09-30
SemGroup Energy Partners, L.P.
filed 2009-05-27
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of May 22, 2009, there were 21,557,309 common units and 12,570,504 subordinated units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except units)

	As of December 31,	As of September 30,
	2007	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$416	$16,558
Accounts receivable, net of allowance for doubtful accounts of $0 and $432
at December 31, 2007 and September 30, 2008, respectively	2,666	7,954
Receivables from related parties, net of allowance for doubtful accounts of
$0 for both dates	9,665	19,291
Prepaid insurance	797	3,303
Other current assets	442	1,666
Total current assets	13,986	48,772
Property, plant and equipment, net of accumulated depreciation of $40,222 and $74,731
at December 31, 2007 and September 30, 2008, respectively	102,239	289,716
Goodwill	6,340	6,340
Debt issuance costs	944	2,422
Other assets, net	1,973	1,863
Total assets	$125,482	$349,113
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$3,045	$2,836
Payables to related parties	10,227	15,904
Accrued interest payable	449	-
Accrued property taxes payable	-	1,944
Interest rate swap settlements payable	-	1,505
Unearned revenue	-	453
Other accrued liabilities	340	1,956
Current portion of capital lease obligations	1,236	992
Total current liabilities	15,297	25,590
Long-term debt	89,600	448,100
Long-term capital lease obligations	1,123	418
Interest rate swaps liability	2,233	-
Commitments and contingencies (Notes 4, 10 and 13)
Partners' capital (deficit):

Common unitholders (14,375,000 and 21,557,309 units issued and outstanding at
December 31, 2007 and September 30, 2008, respectively)	317,004	482,086
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(287,210)	(283,717)
General partner interest (2.0% interest with 549,908 and 690,725 general partner units
outstanding at December 31, 2007 and September 30, 2008, respectively)	(12,565)	(323,364)
Total Partners' capital (deficit)	17,229	(124,995)
Total liabilities and Partners' capital (deficit)	$125,482	$349,113

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(unaudited)
Service revenue:
Third party revenue	$4,872	$15,571	$23,847	$26,222
Related party revenue	20,408	38,223	20,531	123,062
Total revenue	25,280	53,794	44,378	149,284
Expenses:
Operating	15,952	28,187	50,110	79,958
Allowance for doubtful accounts	-	(819)	-	447
General and administrative	2,525	27,177	11,015	33,244
Total expenses	18,477	54,545	61,125	113,649
Operating income (loss)	6,803	(751)	(16,747)	35,635
Other expenses:
Interest expense	2,424	11,041	3,369	15,905
Income (loss) before income taxes	4,379	(11,792)	(20,116)	19,730
Provision for income taxes	62	59	62	227
Net income (loss)	$4,317	$(11,851)	$(20,178)	$19,503
Allocation of net income (loss) to limited and subordinated partners:
Net loss attributable to SemGroup Energy Partners Predecessor	$(1,623)	$-	$(26,118)	$-
General partner interest in net income (loss)	$119	$(237)	$119	$3,368
Net income (loss) allocable to limited and subordinated partners	$5,821	$(11,614)	$5,821	$16,135

Basic and diluted net income (loss) per common unit	$0.24	$(0.33)	$0.24	$0.51
Basic and diluted net income (loss) per subordinated unit	$0.19	$(0.33)	$0.19	$0.51

Weighted average common units outstanding - basic and diluted	14,375	21,426	14,375	20,015
Weighted average subordinated partners' units outstanding - basic and diluted	12,571	12,571	12,571	12,571

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

			General	Total
	Common	Subordinated	Partner	Partners'
	Unitholders	Unitholders	Interest	Capital (Deficit)
	(unaudited)
Balance, December 31, 2007	$317,004	$(287,210)	$(12,565)	$17,229
Net income	9,897	6,238	3,368	19,503
Equity-based incentive compensation	11,081	6,526	357	17,964
Distributions paid	(13,719)	(9,271)	(727)	(23,717)
Proceeds from sale of 6,900,000 common units, net of underwriters' discount and				-
offering expenses of $7.1 million	157,823	-	-	157,823
Proceeds from issuance of 140,817 general partner units	-	-	3,365	3,365
Consideration paid in excess of historical cost of assets acquired from Private Company	-	-	(317,162)	(317,162)
Balance, September 30, 2008	$482,086	$(283,717)	$(323,364)	$(124,995)

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2007	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(20,178)	$19,503
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible receivables from third parties	(25)	432
Depreciation and amortization	6,781	15,587
Amortization and write off of debt issuance costs	41	616
Unrealized loss related to interest rate swaps	627	-
Loss on sale of assets	68	178
Equity-based incentive compensation	532	17,964

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	701	(5,720)
Increase in receivables from related parties	(1,428)	(9,626)
Increase in prepaid insurance	(28)	(2,506)
Increase in other current assets	(107)	(1,529)
Decrease (increase) in other assets	72	(113)
Decrease in accounts payable	(1,126)	(377)
Increase in payables to related parties	3,325	5,677
Increase (decrease) in accrued interest payable	606	(449)
Increase in accrued property taxes	-	1,944
Increase in interest rate swap settlements payable	-	1,505
Increase in unearned revenue	-	453
Increase (decrease) in other accrued liabilities	(1,602)	1,616
Decrease in interest rate swap liability	-	(2,233)
Net cash provided by (used in) operating activities	(11,741)	42,922
Cash flows from investing activities:
Acquisition of assets from Private Company	-	(514,669)
Capital expenditures	(18,951)	(5,485)
Proceeds from sale of assets	338	386
Net cash used in investing activities	(18,613)	(519,768)
Cash flows from financing activities:
Debt issuance costs	(1,037)	(2,094)
Payments on capital lease obligations	(1,294)	(939)
Borrowings under credit facility	146,550	518,600
Payments under credit facility	(54,050)	(160,100)
Proceeds from equity issuance, net of offering costs	38,036	161,238
Distributions paid	(136,463)	(23,717)
Contributions from Private Company	39,780	-
Net cash provided by financing activities	31,522	492,988
Net increase in cash and cash equivalents	1,168	16,142
Cash and cash equivalents at beginning of period	-	416
Cash and cash equivalents at end of period	$1,168	$16,558
Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(846)	$168

See accompanying notes to unaudited consolidated financial statements.

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

On July 20, 2007, the Partnership issued 12,500,000 common units, representing limited partner interests in the Partnership, and 12,570,504 subordinated units, representing additional limited partner interests in the Partnership, to SemGroup Holdings, L.P. (“SemGroup Holdings”) and 549,908 general partner units representing a 2.0% general partner interest in the Partnership to SemGroup Energy Partners G.P., L.L.C. SemGroup Holdings subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, the Partnership issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option. The initial public offering closed on July 23, 2007.  In connection with its initial public offering, the Partnership entered into a Throughput Agreement (the “Throughput Agreement”) with SemGroup, L.P. (collectively, with its subsidiaries other than the Partnership and the Partnership’s general partner, the “Private Company”) under which the Partnership provided crude oil gathering and transportation and terminalling and storage services to the Private Company.

On February 20, 2008, the Partnership purchased land, receiving infrastructure, machinery, pumps and piping and 46 liquid asphalt cement and residual fuel oil terminalling and storage facilities (the “Acquired Asphalt Assets”) from the Private Company for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of the Private Company, which was approximately $145.5 million, with the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  In conjunction with the purchase of the Acquired Asphalt Assets, the Partnership amended its existing credit facility, increasing its borrowing capacity to $600 million. Concurrently, the Partnership issued 6,000,000 common units, receiving proceeds, net of underwriting discounts and offering-related costs, of $137.2 million. The Partnership’s general partner also made a capital contribution of $2.9 million to maintain its 2.0% general partner interest in the Partnership. On March 5, 2008, the Partnership issued an additional 900,000 common units, receiving proceeds, net of underwriting discounts, of $20.6 million, in connection with the underwriters’ exercise of their over-allotment option in full. The Partnership’s general partner made a corresponding capital contribution of $0.4 million to maintain its 2.0% general partner interest in the Partnership.  In connection with the acquisition of the Acquired Asphalt Assets, the Partnership entered into a Terminalling and Storage Agreement (the “Terminalling Agreement”) with the Private Company and certain of its subsidiaries under which the Partnership provided liquid asphalt cement terminalling and storage and throughput services to the Private Company and the Private Company agreed to use the Partnership’s services at certain minimum levels.  The board of directors of the Partnership’s general partner (the “Board”) approved the acquisition of the Acquired Asphalt Assets as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets was fair, from a financial point of view, to the Partnership.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 30, 2008, the Partnership purchased eight recently constructed crude oil storage tanks located at the Cushing Interchange from the Private Company and the Private Company assigned a take-or-pay, fee-based agreement to the Partnership that commits substantially all of the 2.0 million barrels of new storage to a third-party customer through August 2010 (the “Acquired Storage Assets”) for aggregate consideration of $90.3 million, including $0.3 million of acquisition-related costs.  For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Storage Assets recorded at the historical cost of the Private Company, which was approximately $17.1 million, inclusive of $0.5 million of completion costs subsequent to the close of the acquisition, with the additional purchase price of $73.2 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  The acquisition was funded with borrowings under the Partnership’s existing revolving credit facility.  The Board approved the acquisition of the Acquired Storage Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Storage Assets was fair, from a financial point of view, to the Partnership.

For the nine months ended September 30, 2008 and the year ended December 31, 2008, the Partnership derived approximately 81% and approximately 73%, respectively, of its revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks, from services it provided to the Private Company.

On July 22, 2008, the Private Company and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS.   The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. None of the Partnership, its general partner, the subsidiaries of the Partnership nor the subsidiaries of the Partnership’s general partner were party to the Bankruptcy Filings.  See Notes 4 and 13 for a discussion of the impact of the Bankruptcy Filings and related events upon the Partnership.

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  Prior to consummating the Settlement (as defined below), events of default existed under the Partnership’s credit facility, including during the quarter ended September 30, 2008.  As discussed in Notes 4 and 13 to the financial statements, the Partnership entered into the Credit Agreement Amendment (as defined below) under which, among other things, the lenders under the Partnership’s credit facility consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement (as defined below) and amendments thereto.  However, the Partnership continues to face uncertainty relating to its future cash flows and operations, particularly with respect to its liquid asphalt cement terminalling and storage operations.  Additionally, the Partnership earned 73% of its revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks, for the year ended December 31, 2008 from the Private Company, which made the Bankruptcy Filings in July 2008, the effects of which are more fully disclosed in Note 13.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 13.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying financial statements include the results of operations of crude oil terminalling and storage and gathering and transportation operations that were contributed to the Partnership prior to the closing of the Partnership’s initial public offering on a carve-out basis and are referred to herein as the “Predecessor.”  Both the Partnership and the Predecessor had common ownership and, in accordance with Emerging Issues Task Force Issue No. 87-21, “Change of Accounting Basis in Master Limited Partnership Transactions,” the assets and liabilities transferred were carried forward to the Partnership at their historical amounts.  Additionally, due to the previous common control of the Private Company and the Partnership, the subsequent acquisitions of fixed assets from the Private Company prior to July 2008 were recorded at the historical cost of the Private Company.  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Historically, the Predecessor was a part of the integrated operations of the Private Company, and neither the Private Company nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. The Private Company and the Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in these financial statements for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by the Private Company on July 20, 2007 relate to services provided to third parties. Prior to the close of its initial public offering in July 2007, the Partnership entered into a Throughput Agreement with the Private Company under which the Partnership provided crude oil gathering and transportation and terminalling and storage services to the Private Company.  In connection with its February 2008 purchase of the Acquired Asphalt Assets, the Partnership entered into a Terminalling Agreement with the Private Company under which the Partnership provided liquid asphalt cement terminalling and storage and throughput services to the Private Company (see Note 8).  In connection with the Settlement, the Private Company rejected the Throughput Agreement and the Terminalling Agreement as part of its Bankruptcy Proceedings (as defined below) (see Note 13).

The accompanying financial statements include allocated general and administrative charges from the Private Company for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. General and administrative charges allocated by the Private Company prior to the contribution of the assets, liabilities and operations to the Partnership by the Private Company were $3.2 million for the nine months ended September 30, 2007. Management believes that the allocated general and administrative expense is representative of the costs and expenses incurred by the Private Company for the Predecessor. Prior to the close of its initial public offering in July 2007, the Partnership entered into an Omnibus Agreement with the Private Company under which the Partnership reimbursed the Private Company for the provision of various general and administrative services for the Partnership’s benefit.  The Omnibus Agreement was amended and restated in conjunction with the purchase of the Acquired Asphalt Assets in February 2008 (the "Amended Omnibus Agreement") (see Note 8).  The events related to the Bankruptcy Filings terminated the Private Company’s obligations to provide services to the Partnership under the Amended Omnibus Agreement.  The Private Company continued to provide such services to the Partnership until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and the Private Company and the Partnership entered into the Shared Services Agreement (as defined below) and the Transition Services Agreement (as defined below) relating to the provision of such services (see Note 13).

The statements of operations for the three and nine months ended September 30, 2007 and 2008 and the statements of cash flows for the nine months ended September 30, 2007 and 2008 are unaudited. In the opinion of management, the unaudited interim financial statements have been prepared on the same bases as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2008.  Interim financial results are not necessarily indicative of the results to be expected for an annual period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is stated at cost and consisted of the following (in thousands):

	Estimated
	Useful	December 31,	September 30,
	Lives (Years)	2007	2008
Land		$309	$15,065
Land improvements	10-20	-	5,297
Pipelines and facilities	5-31	34,626	94,600
Storage and terminal facilities	10-35	71,873	166,944
Transportation equipment	3-10	25,133	24,824
Office property and equipment and other	3-31	8,505	19,983
Construction-in-progress		2,015	37,734
Property, plant and equipment, gross		142,461	364,447
Accumulated depreciation		(40,222)	(74,731)
Property, plant and equipment, net		$102,239	$289,716

Property, plant and equipment includes assets under capital leases of $2.4 million and $1.4 million, net of accumulated depreciation of $4.2 million and $5.1 million at December 31, 2007 and September 30, 2008, respectively. All capital leases relate to the transportation equipment asset category.  At September 30, 2008, $37.6 million of construction-in-progress consists of the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that was acquired by the Partnership from the Private Company on May 12, 2008.  The Partnership has suspended capital expenditures on this pipeline due to the continuing impact of the Bankruptcy Filings (see Note 13).  Management currently intends to put the asset into service by late 2009 or early 2010 and is exploring various alternatives to complete the project.

Depreciation expense for the nine months ended September 30, 2007 and September 30, 2008 was $6.5 million and $15.4 million, respectively.

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

Due to events related to the Bankruptcy Filings, events of default occurred under the Partnership’s credit agreement (see Note 13).  Effective on September 18, 2008, the Partnership and the requisite lenders under its credit facility entered into a Forbearance Agreement and Amendment to Credit Agreement (the “Forbearance Agreement”) under which the lenders agreed, subject to specified limitations and conditions, to forbear from exercising their rights and remedies arising from the Partnership’s defaults and events of default described therein for the period commencing on September 18, 2008 and ending on the earliest of (i) December 11, 2008, (ii) the occurrence of any default or event of default under the credit agreement other than certain defaults and events of default indicated in the Forbearance Agreement, or (iii) the failure of the Partnership to comply with any of the terms of the Forbearance Agreement (the “Forbearance Period”).  On December 11, 2008, the lenders agreed to extend the Forbearance Period until December 18, 2008 pursuant to a First Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “First Forbearance Amendment”), on December 18, 2008, the lenders agreed to extend the Forbearance Period until March 18, 2009 pursuant to a Second Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “Second Forbearance Amendment”), and on March 18, 2009, the lenders agreed to further extend the Forbearance Period until April 8, 2009 pursuant to a Third Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “Third Forbearance Amendment”).

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership, its subsidiaries that are guarantors of the obligations under the credit facility, Wachovia Bank, National Association, as Administrative Agent, and the requisite lenders under the Partnership’s credit agreement entered into the Consent, Waiver and Amendment to Credit Agreement (the “Credit Agreement Amendment”), dated as of April 7, 2009, under which, among other things, the lenders consented to the Settlement (see Note 13) and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.

Prior to the execution of the Forbearance Agreement, the credit agreement was comprised of a $350 million revolving credit facility and a $250 million term loan facility.  The Forbearance Agreement permanently reduced the Partnership’s revolving credit facility under the credit agreement from $350 million to $300 million and prohibited the Partnership from borrowing additional funds under its revolving credit facility during the Forbearance Period.   Under the Forbearance Agreement, the Partnership agreed to pay the lenders executing the Forbearance Agreement a fee equal to 0.25% of the aggregate commitments under the credit agreement after giving effect to the above described commitment reduction.  The Second Forbearance Amendment further permanently reduced the Partnership’s revolving credit facility under the credit agreement from $300 million to $220 million.  In addition, under the Second Forbearance Amendment, the Partnership agreed to pay the lenders executing the Second Forbearance Amendment a fee equal to 0.375% of the aggregate commitments under the credit agreement after the above described commitment reduction.  Under the Third Forbearance Amendment, the Partnership agreed to pay a fee equal to 0.25% of the aggregate commitments under the credit agreement after the above described commitment reduction.  The amendments to the Forbearance Agreement prohibited the Partnership from borrowing additional funds under its revolving credit facility during the extended Forbearance Period.

The Credit Agreement Amendment subsequently further permanently reduced the Partnership’s revolving credit facility under the credit agreement from $220 million to $50 million, and increased the term loan facility from $250 million to $400 million.  Upon the execution of the Credit Agreement Amendment, $150 million of the Partnership’s outstanding revolving loans were converted to term loans and the Partnership became able to borrow additional funds under its revolving credit facility.  Pursuant to the Credit Agreement Amendment, the credit facility  and all obligations thereunder will mature on June 30, 2011.  Under the Credit Agreement Amendment, the Partnership agreed to pay the lenders executing the Credit Agreement Amendment a fee equal to 2.00% of the aggregate commitments under the credit agreement after the above described commitment reduction, offset by the fee paid pursuant to the Third Forbearance Amendment.  As of May 22, 2009, the Partnership had $423.4 million in outstanding borrowings under its credit facility (including $23.4 million under its revolving credit facility and $400.0 million under its term loan facility) with an aggregate unused credit availability under its revolving credit facility and cash on hand of approximately $27.2 million. Pursuant to the Credit Agreement Amendment, the Partnership’s revolving credit facility is limited to $50.0 million.  If any of the financial institutions that support the Partnership’s revolving credit facility were to fail, it may not be able to find a replacement lender, which could negatively impact its ability to borrow under its revolving credit facility.  For instance, Lehman Brothers Commercial Bank is one of the lenders under the Partnership’s $50.0 million revolving credit facility, and Lehman Brothers Commercial Bank has agreed to fund approximately $2.5 million (approximately 5%) of the revolving credit facility.  On several occasions Lehman Brothers Commercial Bank has failed to fund revolving loan requests under the Partnership’s revolving credit facility, effectively limiting the aggregate amount of the Partnership’s revolving credit facility to $47.5 million.

Prior to the events of default, indebtedness under the credit agreement bore interest at the Partnership’s option, at either (i) the higher of the administrative agent’s prime rate or the federal funds rate plus 0.5% (the "Base rate"), plus an applicable margin that ranges from 0.50% to 1.75%, depending on the Partnership’s total leverage ratio and senior secured leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.50% to 2.75%, depending upon the Partnership’s total leverage ratio and senior secured leverage ratio.  During the Forbearance Period indebtedness under the credit agreement bore interest at the Partnership’s option, at either (i) the Base rate, plus an applicable margin that ranges from 2.75% to 3.75%, depending upon the Partnership’s total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 4.25% to 5.25%, depending upon the Partnership’s total leverage ratio.  Pursuant to the Second Forbearance Amendment, commencing on December 12, 2008, indebtedness under the credit agreement bore interest at the Partnership’s option, at either (i) the Base rate plus 5.0% per annum, with a Base rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.

After giving effect to the Credit Agreement Amendment, amounts outstanding under the Partnership’s credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  The Partnership now pays a fee of 1.50% on unused commitments under its revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under the Partnership’s credit facility must be paid monthly.  The Partnership’s credit facility, as amended by the Credit Agreement Amendment, now requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2008, the weighted average interest rate incurred by the Partnership was 7.04% resulting in interest expense of approximately $8.2 million.  During the three months ended December 31, 2008, the weighted average interest rate incurred by the Partnership was 7.72% resulting in interest expense of approximately $8.9 million.

Among other things, the Partnership’s credit facility, as amended by the Credit Agreement Amendment, now requires the Partnership to make (i) minimum quarterly amortization payments on March 31, 2010 in the amount of $2.0 million, June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 50% of excess cash flow (as defined in the Credit Agreement Amendment).  The Partnership’s credit facility, as amended by the Credit Agreement Amendment, prohibits the Partnership from making draws under the revolving credit facility if it would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets (other than the sale or other disposition of the assets of the asphalt business, provided that such disposition is at arm’s length to a non-affiliate for fair market value in exchange for cash and the proceeds of the disposition are used to pay down outstanding loans), businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures.  The credit agreement prohibits the Partnership from making distributions of available cash to its unitholders if any default or event of default (as defined in the credit agreement) exists.  The credit agreement, as amended by the Credit Agreement Amendment, requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each month for the twelve month period ending on the date of determination, that ranges on a monthly basis from not more than 5.50 to 1.00 to not more than 9.75 to 1.00.  In addition, pursuant to the Credit Agreement Amendment, the Partnership’s ability to make acquisitions and investments in unrestricted subsidiaries is limited and the Partnership may only make distributions if its leverage ratio is less than 3.50 to 1.00 and certain other conditions are met.  As of September 30, 2008 and December 31, 2008, the Partnership’s leverage ratio was 4.34 to 1.00 and 4.83 to 1.00, respectively. If the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.

The credit agreement, as amended by the Credit Agreement Amendment, also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) that ranges on a monthly basis from not less than 2.50 to 1.00 to not less than 1.00 to 1.00. As of September 30, 2008 and December 31, 2008, the Partnership’s interest coverage ratio was 4.95 to 1.00 and 3.60 to 1.00, respectively.

Further, the Partnership is required to maintain a monthly consolidated adjusted EBITDA for the prior twelve months ranging from $45.4 million to $82.9 million as determined at the end of each month.  In addition, capital expenditures are limited to $12.5 million in 2009, $8.0 million in 2010 and $4.0 million in the six months ending June 30, 2011.

The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, a change of control of the Partnership or the Partnership’s general partner, and other customary defaults.  In addition, it is an event of default under the credit agreement if the Partnership does not file its delinquent quarterly and annual reports with the SEC by September 30, 2009, unless the Partnership retains new auditors, in which case such deadline is extended to December 31, 2009.  If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies, including taking available cash in the Partnership’s bank accounts.  If an event of default exists and the Partnership is unable to obtain forbearance from its lenders or a waiver of the events of default under its credit agreement, it may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on its business, the price of its common units and its results of operations.  The Partnership is also prohibited from making cash distributions to its unitholders while the events of default exist.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements were used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In August 2007 the Partnership entered into interest rate swap agreements with an aggregate notional value of $80.0 million that mature on August 20, 2010. Under the terms of the interest rate swap agreements, the Partnership was to pay fixed rates of 4.9% and receive three-month LIBOR with quarterly settlement.  In March 2008 the Partnership entered into interest rate swap agreements with an aggregate notional value of $100.0 million that mature on March 31, 2011.  Under the terms of the interest rate swap agreements, the Partnership was to pay fixed rates of 2.6% to 2.7% and receive three-month LIBOR with quarterly settlement.  The interest rate swaps do not receive hedge accounting treatment under Statement of Financial Accounting Standard (“SFAS”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.  In addition, the interest rate swap agreements contain cross-default provisions to events of default under the credit agreement.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and the Partnership has recorded a $1.5 million liability as of September 30, 2008 with respect to these positions.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Partnership’s investments and financial instruments by SFAS No. 157 pricing levels as of September 30, 2008 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$-	$-	$-	$-
Interest rate swap liabilities	-	-	-	-
Total	$-	$-	$-	$-

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s net financial liabilities classified as level 3 in the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Beginning balance	$496	$(2,233)
Total gains or losses (realized/unrealized)
Included in earnings (1)	216	2,785
Included in other comprehensive income	-	-
Purchases, issuances, and settlements	(712)	(552)
Transfers in and/or out of Level 3	-	-
Ending balance, September 30, 2008	$-	$-

The amount of total losses for the period included
in earnings attributable to the change in the unrealized
gains or losses relating to liabilities still held at
the reporting date	$-	$-

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

EITF 03-06 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (or partnership distributions to unitholders). Under EITF 03-06, in accounting periods where the Partnership’s aggregate net income exceeds aggregate dividends declared in the period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed.  The nine months ended September 30, 2008 earnings per share calculation reflects the summation of the quarterly calculations, as earnings per share for master limited partnerships is calculated based on the distribution provisions set forth in the partnership agreement.  The following sets forth the computation of basic and diluted net income per common and subordinated unit (in thousands, except per unit data):

	July 1, 2007 to	July 20, 2007 to	Three Months Ended	January 1, 2007 to	July 20, 2007 to	Nine Months Ended
	July 19,	September 30,	September 30,	July 19,	September 30,	September 30,
	2007	2007	2008	2007	2007	2008
Net income (loss)	$(1,623)	$5,940	$(11,851)	$(26,118)	$5,940	$19,503
Less: General partner interest in net income (loss)	(1,623)	119	(237)	(26,118)	119	3,368
Net income (loss) available to limited and subordinated partners	$-	$5,821	$(11,614)	$-	$5,821	$16,135

Basic weighted average number of units:
Common units		14,375	21,426		14,375	20,015
Subordinated units		12,571	12,571		12,571	12,571
Restricted and phantom units		-	641		-	552

Diluted weighted average number of units:
Common units		14,508	21,426		14,508	20,015
Subordinated units		12,571	12,571		12,571	12,571
Restricted and phantom units		-	641		-	552

Basic and diluted net income (loss) per common unit		$0.24	$(0.33)		$0.24	$0.51
Basic and diluted net income (loss) per subordinated unit		$0.19	$(0.33)		$0.19	$0.51

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. PARTNERS’ CAPITAL AND DISTRIBUTIONS

The Partnership has not made a distribution to its common unitholders, subordinated unitholders or general partner since May 15, 2008 due to the events of default that existed under its credit agreement and the uncertainty of its future cash flows relating to the Bankruptcy Filings.  The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a distribution for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008 or March 31, 2009.  In addition, the Partnership does not currently expect to make a distribution relating to operations during the second quarter of 2009.  Pursuant to the Credit Agreement Amendment, the Partnership is prohibited from making distributions to its unitholders if its leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of September 30, 2008 and December 31, 2008, the Partnership’s leverage ratio was 4.34 to 1.00 and 4.83 to 1.00, respectively. If the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.  The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.

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

On May 30, 2008, the Partnership purchased the Acquired Storage Assets from the Private Company for aggregate consideration of $90.3 million, including $0.3 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Storage Assets recorded at the historical cost of the Private Company, which was approximately $17.1 million, inclusive of $0.5 million of completion costs subsequent to the close of the acquisition, and with the additional purchase price of $73.2 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  The Board approved the acquisition of the Acquired Storage Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Storage Assets was fair, from a financial point of view, to the Partnership.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Private Company’s control of the Partnership’s general partner, consideration paid in excess of the historical cost of the Acquired Asphalt Assets, Acquired Pipeline Assets, and Acquired Storage Assets were treated as distributions to the Private Company.  This resulted in an aggregate reduction in Partners’ Capital of $317.2 million and negative Partners’ Capital of $125.0 million as of September 30, 2008.  As discussed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007, as a result of the Private Company’s control of the Partnership’s general partner, the Partnership was subject to the risk that the Private Company may favor its own interest in proposing the terms of any acquisition (or drop downs) the Partnership makes from the Private Company and such terms may not be as favorable as those received from an unrelated third party.  The Board approved the acquisition of the Acquired Asphalt Assets, the Acquired Pipeline Assets, and Acquired Storage Assets, as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating these transactions and considered a number of factors in approving the acquisitions, including opinions from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets, the Acquired Pipeline Assets, and the Acquired Storage Assets was fair, from a financial point of view, to the Partnership.

8. RELATED PARTY TRANSACTIONS

Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with the Private Company. For the nine months ended September 30, 2008, the Partnership recognized revenue of $73.4 million under the Throughput Agreement.

In conjunction with the purchase of the Acquired Asphalt Assets in February 2008, the Partnership entered into the Terminalling Agreement with the Private Company. For the nine months ended September 30, 2008, the Partnership recognized revenue of $49.1 million under the Terminalling Agreement, including fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks.

Based on the minimum requirements under the Throughput Agreement and the Terminalling Agreement, the Private Company was obligated to pay the Partnership an aggregate minimum monthly fee totaling $135 million annually for the Partnership’s gathering and transportation services and the Partnership’s terminalling and storage services.  Pursuant to an order of the Bankruptcy Court entered on September 9, 2008, the Private Company began making payments under the Throughput Agreement at a market rate based upon the Private Company’s actual usage rather than the contractual minimums.  In connection with the Settlement, the Private Company rejected the Throughput Agreement and the Terminalling Agreement as part of its Bankruptcy Proceedings (see Note 13).

In connection with the Settlement, the Partnership and the Private Company entered into various agreements including the New Throughput Agreement pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to the Private Company and the New Terminalling Agreement pursuant to which the Partnership provides certain liquid asphalt cement terminalling and storage services for the Private Company’s remaining asphalt inventory.  For a further discussion of these agreements, and the other agreements entered into in connection with the Settlement, please see Note 13.

As of December 31, 2007 and September 30, 2008, the Partnership had $9.7 million and $19.3 million, respectively, in receivables from the Private Company and its subsidiaries, including the pre-petition receivables that will be netted and waived due to the Settlement of $0 and $10.5 million, respectively.  The $10.5 million relates to amounts that were due from the Private Company as of September 30, 2008 and are considered prepetition debt in the Bankruptcy Cases.  In connection with the Settlement, these pre-petition claims by the Partnership will be netted against pre-petition claims by the Private Company and waived (see Note 13).

Prior to the Bankruptcy Filings, the Partnership paid the Private Company a fixed administrative fee for providing general and administrative services to the Partnership.  This fixed administrative fee was initially fixed at $5.0 million per year through July 2010.  Concurrently with the closing of the purchase of the Acquired Asphalt Assets, the Partnership amended and restated the Omnibus Agreement, increasing the fixed administrative fee the Partnership paid the Private Company for providing general and administrative services to the Partnership from $5.0 million per year to $7.0 million per year.  For the nine months ended September 30, 2008, the Partnership paid the Private Company $5.0 million for the services provided under the Omnibus Agreement.  The obligation for the Private Company to provide services under the Amended Omnibus Agreement and the corresponding administrative fee payable by the Partnership were terminated in connection with the events related to the change of control of the Partnership’s general partner.  The Private Company continued to provide such services to the Partnership until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and the Private Company and the Partnership entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see Note 13).  In addition, in connection with the Settlement, the Private Company waived the fixed administrative fee payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 13).

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership also reimburses the Private Company for direct operating payroll and payroll-related costs and other operating costs associated with services the Private Company’s employees provide to the Partnership. For the three months and nine months ended September 30, 2008, the Partnership recorded $7.3 million and $21.6 million, respectively, in compensation costs and $0.7 and $2.3 million, respectively, in other operating costs related to services provided by the Private Company’s employees which are reflected as operating expenses in the accompanying statement of operations. As of December 31, 2007 and September 30, 2008, the Partnership had $10.2 million and $15.9 million in payables to the Private Company and its subsidiaries, including the pre-petition payables that will be netted and waived due to the Settlement of $0 and $10.6 million, respectively.  Pursuant to the Settlement, these pre-petition claims by the Private Company will be netted against pre-petition claims by the Partnership and waived (see Note 13).  After the effective date of the Settlement, these costs will be reimbursed pursuant to the Shared Services Agreement and the Transition Services Agreement (see Note 13).  In addition, in connection with the Settlement, the Private Company waived the direct operational costs attributable to the Partnership’s asphalt operations and payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 13).

The Partnership has acquired various assets, including the Acquired Asphalt Assets, the Acquired Pipeline Assets and the Acquired Storage Assets, from the Private Company.  See Notes 1 and 7 for a description of these acquisitions.  In addition, the Partnership acquired certain liquid asphalt cement assets and crude oil assets from the Private Company in connection with the Settlement (see Note 13).

During the three months and nine months ended September 30, 2008, the Partnership made payments of $0.8 million and $1.8 million, respectively, to a third party entity on whose board of directors a former member of the Board served in connection with leased transport trucks and trailers utilized in the Partnership’s gathering and transportation services segment. At September 30, 2008 the Partnership had future commitments to this entity totaling $8.3 million.

As of September 30, 2008, the Partnership had a banking relationship with a third party banking entity on whose board of directors a former member of the Board served.

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

In July 2007, 475,000 phantom common units and 5,000 restricted common units were granted which vest ratably over periods of four and three years, respectively. In October 2007, 5,000 restricted common units were granted which vest ratably over three years. In June 2008, 375,000 phantom common units were granted which vest ratably over three years.  In July 2008, 5,000 restricted common units were granted which vest ratably over three years.  These grants are equity awards under SFAS 123(R), “Share-Based Payment” and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $23.86 per unit. The value of these award grants was approximately $10.5 million, $0.1 million, $0.1 million, $9.8 million and $0.1 million on their grant dates, respectively.  Due to the change of control of the Partnership’s general partner related to the Private Company’s liquidity issues, all outstanding awards as of July 18, 2008 vested.  The Partnership’s equity-based incentive compensation expense for the three months and nine months ended September 30, 2007 and 2008 was $0.5 million, $0.5 million, $18.0 and $19.4 million, respectively.  On August 14, 2008, 282,309 common units were issued in connection with the vesting of certain of the outstanding awards.  In addition, in December 2008 the Plan was amended to provide for the delivery of subordinated units in addition to common units upon vesting and 3,333 restricted common units and 1,667 restricted subordinated units were awarded under the Plan (see Note 13).  In April 2009, the 1,667 restricted subordinated units were cancelled and were replaced by a grant of 1,667 restricted common units (see Note 13).

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of environmental-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, an accrual is established equal to its estimate of the likely exposure. The Partnership did not have an accrual for legal settlements as of December 31, 2007 or September 30, 2008.  The Partnership is subject to a securities class action and other lawsuits, an SEC investigation and a Grand Jury investigation due to events related to the Bankruptcy Filings (see Note 13).  An unfavorable outcome in any of these matters may have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders and the trading price of the Partnership’s common units.

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

In the Amended Omnibus Agreement and other agreements with the Private Company, the Private Company agreed to indemnify the Partnership for certain environmental and other claims relating to the crude oil and liquid asphalt cement assets that have been contributed to the Partnership.  In connection with the Settlement, the Partnership waived these claims and the Amended Omnibus Agreement and other relevant agreements, including the indemnification provisions therein, were rejected as part of the Bankruptcy Proceedings.  If the Partnership experiences an environmental or other loss, it would experience increased losses which may have a material adverse effect on its business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of its common units and the ability to conduct its business.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reflects certain financial data for each segment for the periods indicated:

	Terminalling and Storage	Gathering and Transportation	Total
	(in thousands)
Three Months Ended September 30, 2007
Service revenue
Third party revenue	$691	$4,181	$4,872
Related party revenue	7,245	13,163	20,408
Total revenue for reportable segments	7,936	17,344	25,280	(1)
Operating expenses (excluding depreciation and amortization)	293	13,265	13,558
Operating margin (excluding depreciation and amortization)	7,643	4,079	11,722	(2)
Total assets (end of period)	63,134	54,182	117,316
Three Months Ended September 30, 2008
Service revenue
Third party revenue	$4,661	$10,910	$15,571
Related party revenue	27,555	10,668	38,223
Total revenue for reportable segments	32,216	21,578	53,794
Operating expenses (excluding depreciation and amortization)	7,958	14,415	22,373
Allowance for doubtful accounts	(817)	(2)	(819)
Operating margin (excluding depreciation and amortization)	25,075	7,165	32,240	(2)
Total assets (end of period)	246,651	102,462	349,113
Nine Months Ended September 30, 2007
Service revenue
Third party revenue	$7,836	$16,011	$23,847
Related party revenue	7,245	13,286	20,531
Total revenue for reportable segments	15,081	29,297	44,378	(1)
Operating expenses (excluding depreciation and amortization)	1,449	41,880	43,329
Operating margin (excluding depreciation and amortization)	13,632	(12,583)	1,049	(2)
Total assets (end of period)	63,134	54,182	117,316
Nine Months Ended September 30, 2008
Service revenue
Third party revenue	$5,674	$20,548	$26,222
Related party revenue	75,434	47,628	123,062
Total revenue for reportable segments	81,108	68,176	149,284
Operating expenses (excluding depreciation and amortization)	18,928	45,444	64,372
Allowance for doubtful accounts	-	447	447
Operating margin (excluding depreciation and amortization)	62,180	22,285	84,465	(2)
Total assets (end of period)	246,651	102,462	349,113

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

(2) The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands)
Operating margin (excluding depreciation and amortization)	$11,722	$32,240	$1,049	$84,465
Depreciation and amortization	2,394	5,814	6,781	15,586
General and administrative expenses	2,525	27,177	11,015	33,244
Interest expense	2,424	11,041	3,369	15,905
Income (loss) before income taxes	$4,379	$(11,792)	$(20,116)	$19,730

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. RECENTLY ISSUED ACCOUNTING STANDARDS

    In April 2009, the Financial and Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement No. 107-1 and Accounting Principles Board (APB) 28-1 (collectively, FSP FAS 107-1), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends FAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP FAS 107-1 also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP FAS 107-1, the Partnership will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods.  In addition, the Partnership will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 is effective for periods ending after June 15, 2009. The Partnership is currently evaluating the impact FSP FAS 107-1 may have on our consolidated financial statements.

In June 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities “ (“EITF 03-6-1”).  EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented will be adjusted retrospectively to conform with the provisions of EITF 03-6-1. The Partnership is evaluating the expected impact of adoption of EITF 03-6-1.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets “ (“FSP No. FAS 142-3”).  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets “ (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other GAAP.  This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Partnership is evaluating the expected impact; however, it believes adoption will not impact the Partnership’s financial position, results of operations or cash flows.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. EVENTS RELATED TO THE BANKRUPTCY FILINGS AND SUBSEQUENT EVENTS

Due to the events related to the Bankruptcy Filings described herein, including the uncertainty relating to future cash flows, the Partnership faces substantial doubt as to its ability to continue as a going concern.  While it is not feasible to predict the ultimate outcome of the events surrounding the Bankruptcy Cases, the Partnership has been and could continue to be materially and adversely affected by such events and it may be forced to make a bankruptcy filing or take other action that could have a material adverse effect on its business, the price of its common units and its results of operations.

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

On July 22, 2008 and thereafter, the Private Company and certain of its subsidiaries made the Bankruptcy Filings.  The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (the “Bankruptcy Cases”). None of the Partnership, its general partner, the subsidiaries of the Partnership nor the subsidiaries of the general partner are debtors in the Bankruptcy Cases.  However, because of the contractual relationships with the Private Company and certain of its subsidiaries, the Bankruptcy Filings have adversely impacted the Partnership and may in the future impact the Partnership in various ways, including the items discussed below.  The Partnership’s financial results as of September 30, 2008 also reflect a $0.4 million allowance for doubtful accounts related to amounts due from third parties as of September 30, 2008.  The allowance related to amounts due from third parties was established as a result of certain third party customers netting amounts due them from the Private Company with amounts due to the Partnership.  Also, due to the change of control of the Partnership’s general partner related to the Private Company’s liquidity issues, all outstanding awards under the Plan vested on July 18, 2008, resulting in an incremental $18.0 million in non-cash compensation expense for the three months ended September 30, 2008 (see Note 9).  In addition to the allowance for doubtful accounts and non-cash compensation expense described above, the results of operations for the three and nine months ended September 30, 2008 included in this quarterly report were affected by the Bankruptcy Filings and related events, which resulted in decreased revenues and increased general and administrative expenses as described below under “—Partnership Revenues,” and “—Other Effects,” respectively.

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

On July 18, 2008, Manchester Securities Corp. (“Manchester”) and Alerian Finance Partners, LP (“Alerian”), as lenders to SemGroup Holdings, the sole member of the Partnership’s general partner, exercised certain rights described below under a Loan Agreement and a Pledge Agreement, each dated June 25, 2008 (the “Holdings Credit Agreements”), that were triggered by certain events of default under the Holdings Credit Agreements.  On March 20, 2009, Alerian transferred its interest in the Holdings Credit Agreements to Manchester.  The Holdings Credit Agreements are secured by the subordinated units and incentive distribution rights of the Partnership and the membership interests in the Partnership’s general partner owned by SemGroup Holdings.  Manchester has not foreclosed on the subordinated units of the Partnership owned by SemGroup Holdings or the membership interests in the Partnership’s general partner.  Manchester may in the future exercise other remedies available to them under the Holdings Credit Agreement and related loan documents, including taking action to foreclose on the collateral securing the loan.  Neither the Partnership nor the Partnership’s general partner is a party to the Holdings Credit Agreements or the related loan documents.

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

On October 1, 2008, Dave Miller (who is an affiliate of Manchester) and Duke R. Ligon were appointed members of the Board. Mr. Ligon is an independent member of the Board and is the chairman of the audit committee and also serves on the compensation committee and the conflicts committee of the Board. Under the provisions of the Plan, Mr. Ligon was granted an award of 3,333 restricted common units and 1,667 restricted subordinated units on December 23, 2008 (see Note 9). In April 2009, the 1,667 restricted subordinated units granted to Mr. Ligon were cancelled and replaced with 1,667 restricted common units (see Note 9).  The restricted common units granted to Mr. Ligon vest in one-third increments over a three-year period.

On January 9, 2009, Mr. Srinivasan resigned his positions as Chairman of the Board and as a director.  Mr. Ligon was subsequently elected as Chairman of the Board.

On March 18, 2009, the Board realigned the officers of the Partnership’s general partner appointing Michael J. Brochetti as Executive Vice President—Corporate Development and Treasurer, Alex G. Stallings as Chief Financial Officer and Secretary, and James R. Griffin as Chief Accounting Officer.  Mr. Brochetti had previously served as Chief Financial Officer, Mr. Stallings had previously served as Chief Accounting Officer and Secretary and Mr. Griffin had previously served as Controller.

Bankruptcy Court Order

On September 9, 2008, the Bankruptcy Court entered an order relating to the settlement of certain matters between the Partnership and the Private Company (the “Order”) in the Bankruptcy Cases.  Among other things, the Order provided that (i) the Private Company was to directly pay any utility costs attributable to the operations of the Private Company at certain shared facilities, and the Private Company was to pay the Partnership for past utility cost reimbursements that were due from the Private Company; (ii) commencing on September 15, 2008, payments under the Terminalling Agreement were netted against amounts due under the Amended Omnibus Agreement and were made on the 15th day of each month for the prior month (with a three business-day grace period); (iii) the Private Company provided the Partnership with a letter of credit in the amount of approximately $4.9 million to secure the Private Company’s postpetition obligations under the Terminalling Agreement; (iv) the Private Company was to make payments under the Throughput Agreement for the month of August on September 15, 2008 (with a three business-day grace period) based upon the monthly contract minimums in the Throughput Agreement and netted against amounts due under the Amended Omnibus Agreement; (v) the Private Company was to make payments under the Throughput Agreement for the months of September and October on October 15, 2008 (with a three business-day grace period) and November 15, 2008 (with a three business-day grace period), respectively, or three business days after amounts due are determined and documentation therefore was provided and exchanged based upon actual volumes for each such month and at a rate equal to the average rate charged by the Partnership to third-party shippers in the same geographical area, with any such amounts netted against amounts due under the Amended Omnibus Agreement; (vi) the parties were to reevaluate the Throughput Agreement and the payment terms with respect to services provided after October 2008; (vii) representatives of the Private Company and the Partnership were to meet to discuss the transition to the Partnership of certain of the Private Company’s employees necessary to maintain the Partnership’s business, and pending agreement between the parties, the Private Company was to continue to provide services in accordance with the Amended Omnibus Agreement through at least November 30, 2008; (viii) the Private Company was to consent to an order relating a third-party storage contract which provided that the Partnership was the rightful owner of the rights in and to a certain third-party storage agreement and the corresponding amounts due thereunder; and (ix) the Partnership was to enter into a specified lease with the Private Company to permit the Private Company to construct a pipeline.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Settlement with the Private Company

On March 12, 2009, the Bankruptcy Court held a hearing and approved the transactions contemplated by a term sheet (the “Settlement Term Sheet”) relating to the settlement of certain matters between the Private Company and the Partnership (the “Settlement”).  The Bankruptcy Court entered an order approving the Settlement upon the terms contained in the Settlement Term Sheet on March 20, 2009.  The Partnership and the Private Company executed definitive documentation, in the form of a master agreement (the “Master Agreement”), dated April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, and certain other transaction documents to effectuate the Settlement and that superseded the Settlement Term Sheet.  The Bankruptcy Court entered an order approving the Master Agreement and the Settlement on April 7, 2009.  In addition, in connection with the Settlement, the Partnership and the requisite lenders under the Partnership’s secured credit facility entered into the Credit Agreement Amendment under which, among other things, the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.

The Settlement provided for the following:

•	the Partnership transferred certain crude oil storage assets located in Kansas and northern Oklahoma to the Private Company;

•	the Private Company transferred ownership of 355,000 barrels of crude oil tank bottoms and line fill to the Partnership;

•	the Private Company rejected the Throughput Agreement;

•	the Partnership and one of its subsidiaries have a $20 million unsecured claim against the Private Company and certain of its subsidiaries relating to rejection of the Throughput Agreement;

•
the Partnership and the Private Company entered into the New Throughput Agreement (as defined below) pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to the Private Company;

•	the Partnership offered employment to certain crude oil employees;

•	the Private Company transferred its asphalt assets that are connected to the Partnership’s asphalt assets to the Partnership;

•	the Private Company rejected the Terminalling Agreement;

•	a subsidiary of the Partnership has a $35 million unsecured claim against the Private Company and certain of its subsidiaries relating to rejection of the Terminalling Agreement;

•
the Partnership and the Private Company entered into the New Terminalling Agreement (as defined below) pursuant to which the Partnership provides liquid asphalt cement terminalling and storage services for the Private Company’s remaining asphalt inventory;

•	the Private Company agreed to remove all of its remaining asphalt inventory from the Partnership’s asphalt storage facilities no later than October 31, 2009;

•
the Private Company will be entitled to receive 20% of the proceeds of any sale by the Partnership of any of the asphalt assets transferred to the Partnership in connection with the Settlement that occurs prior to December 31, 2009;

•	the Private Company rejected the Amended Omnibus Agreement;

•	the Partnership and the Private Company entered into the Shared Services Agreement (as defined below) pursuant to which the Private Company provides certain operational services for the Partnership;

•
other than as provided above, the Partnership and the Private Company entered into mutual releases of claims relating to the rejection of the Terminalling Agreement, the Throughput Agreement and the Amended Omnibus Agreement;

•	certain pre-petition claims by the Private Company and the Partnership were netted and waived;

•
the Private Company and the Partnership resolved certain remaining issues related to the contribution of crude oil assets to the Partnership in connection with the Partnership’s initial public offering, the Partnership’s acquisition of the Acquired Asphalt Assets, the Partnership’s acquisition of the Acquired Pipeline Assets and the Partnership’s acquisition of the Acquired Storage Assets, including the release of claims relating to such acquisitions; and

•
the Partnership and the Private Company entered into the Trademark Agreement (as defined below) which provides the Partnership with a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup”, and the corresponding mark until December 31, 2009, and the Private Company waived claims for infringement relating to such trade names and mark prior to the date of such license agreement.

Management is currently evaluating the accounting for the Settlement, and is obtaining independent valuations of the assets transferred.  Certain terms of transaction documents relating to the Settlement are discussed in more detail below.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Shared Services Agreement

In connection with the Settlement, the Partnership entered into a Shared Services Agreement, dated April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “Shared Services Agreement”), with the Private Company.  Pursuant to the Shared Services Agreement, the Private Company will provide certain general shared services, Cushing shared services (as described below), and SCADA services (as described below) to the Partnership.

The general shared services include crude oil movement services, Department of Transportation services, right-of-way services, environmental services, pipeline and civil structural maintenance services, safety services, pipeline truck station maintenance services, project support services and truck dispatch services.  The fees for such general shared services are fixed at $125,000 for the month of April 2009 and such fixed fee may be extended by mutual agreement of the parties for one additional month.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  The Private Company has agreed to provide the general shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.

The Cushing shared services include operational and maintenance services related to terminals at Cushing, Oklahoma.  The fees for such Cushing shared services are fixed at $20,000 for the month of April 2009 and such fixed fee may be extended by mutual agreement of the parties for one additional month.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  The Private Company has agreed to provide the Cushing shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.

The SCADA services include services related to the operation of the SCADA system which is used in connection with the Partnership’s crude oil operations.  The fees for such SCADA services are fixed at $15,000 for the month of April 2009 and such fixed fee may be extended by mutual agreement of the parties for one additional month.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  The Private Company has agreed to provide the SCADA services for five years (subject to earlier termination as provided therein) and the Partnership may elect to extend the term for two subsequent five year periods.

Transition Services Agreement

In connection with the Settlement, the Partnership entered into a Transition Services Agreement, dated April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “Transition Services Agreement”), with the Private Company.  Pursuant to the Transition Services Agreement, the Private Company will provide certain corporate, crude oil and asphalt transition services, in each case for a limited amount of time, to the Partnership.

Transfer of Crude Oil Assets

In connection with the Settlement, the Partnership transferred certain crude oil assets located in Kansas and northern Oklahoma to the Private Company.  These transfers included real property and associated personal property at locations where the Private Company owned the pipeline.  The Partnership retained certain access and connection rights to enable it to continue to operate its crude oil trucking business in such areas.  In addition, the Partnership transferred its interests in the SCADA System, a crude oil inventory tracking system, to the Private Company.

In addition, the Private Company transferred to the Partnership (i) 355,000 barrels of crude oil line fill and tank bottoms, which are necessary for the Partnership to operate its crude oil tank storage operations and its Oklahoma and Texas crude oil pipeline systems, (ii) certain personal property located in Oklahoma, Texas and Kansas used in connection with the Partnership’s crude oil trucking business and (iii) certain real property located in Oklahoma, Kansas, Texas and New Mexico that was intended to be transferred in connection with the Partnership’s initial public offering.

Transfer of Asphalt Assets

In connection with the Settlement, the Private Company transferred certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with the Partnership’s existing asphalt facilities and associated real property interests to the Partnership.  The transfer of the Private Company’s asphalt assets in connection with the Settlement provides the Partnership with outbound logistics for its existing asphalt assets and, therefore, allows it to provide asphalt terminalling and storage services to third parties.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

New Throughput Agreement

In connection with the Settlement, the Partnership and the Private Company entered into a Throughput Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “New Throughput Agreement”), pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to the Private Company.

Under the New Throughput Agreement, the Partnership charges the following fees: (i) barrels gathered via gathering lines will be charged a gathering rate of $0.75 per barrel, (ii) barrels transported within Oklahoma will be charged $1.00 per barrel while barrels transported on the Masterson Mainline will be charged $0.55 per barrel, (iii) barrels transported by truck will be charged in accordance with the schedule contained therein, including a fuel surcharge, (iv) storage fees shall equal $0.50 per barrel per month for product located in storage tanks located in Cushing, Oklahoma and $0.44 per barrel per month for product not located in dedicated Cushing storage tanks, and (v) a delivery charge of $0.08 per barrel will be charged for deliveries out of the Cushing Interchange Terminal. The New Throughput Agreement has an initial term of one year with additional automatic one-month renewals unless either party terminates the agreement upon thirty-days prior notice.

New Terminalling and Storage Agreement

In connection with the Settlement, the Partnership and the Private Company entered into a Terminalling and Storage Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “New Terminalling Agreement”), pursuant to which the Partnership provides certain asphalt terminalling and storage services for the remaining asphalt inventory of the Private Company.  Storage services under the New Terminalling Agreement are equal to $0.565 per barrel per month multiplied by the total shell capacity in barrels for each storage tank where the Private Company and its affiliates have product; provided that if the Private Company removes all product from a storage tank prior to the end of the month, then the storage service fees shall be pro-rated for such month based on the number of calendar days storage was actually used.  Throughput fees under the New Terminalling Agreement are equal to $9.25 per ton; provided that no fees are payable for transfers of product between storage tanks located at the same or different terminals.  The New Terminalling Agreement has an initial term that expires on October 31, 2009, which may be extended for one month by mutual agreement of the parties.

New Access and Use Agreement

In connection with the Settlement, the Partnership and the Private Company entered into an Access and Use Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “New Access and Use Agreement”), pursuant to which the Partnership will allow the Private Company access rights to the Partnership’s asphalt facilities relating to its existing asphalt inventory.  The term of the Access and Use Agreement will end separately for each terminal upon the earlier of October 31, 2009 or until all of the existing asphalt inventory of the Private Company is removed from such terminal.

Trademark Agreement

In connection with the Settlement, the Private Company and the Partnership entered into a Trademark License Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “Trademark Agreement”), pursuant to which the Private Company granted the Partnership a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup”, and the corresponding mark until December 31, 2009, and the Private Company waived claims for infringement relating to such trade names and mark prior to the effective date of the Trademark Agreement.

Building and Office Leases

In connection with the Settlement, the Partnership leased office space in Oklahoma City, Oklahoma and certain facilities in Cushing, Oklahoma to the Private Company.  The terms for the leases expire on March 31, 2014.  The rents for such leases are as described in the exhibits thereto.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Easements

In connection with the Settlement, the Partnership and the Private Company granted mutual easements relating to access, facility improvements, existing and future pipeline rights and corresponding rights of ingress and egress for properties owned by the parties at Cushing, Oklahoma.  In addition, the Partnership granted the Private Company certain pipeline easements at Cushing, Oklahoma, together with the corresponding rights of ingress and egress.

Partnership Revenues

For the nine months ended September 30, 2008 and the year ended December 31, 2008, the Partnership derived approximately 81% and approximately 73%, respectively, of its revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks, from services it provided to the Private Company and its subsidiaries.  Prior to the Order and the Settlement, the Private Company was obligated to pay the Partnership minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services were actually utilized by the Private Company.  As described above, the Order required the Private Company to make certain payments under the Throughput Agreement and Terminalling Agreement during a portion of the third quarter of 2008, including the contractual minimum payments under the Terminalling Agreement.  In connection with the Settlement, the Partnership waived the fees due under the Terminalling Agreement during March 2009.  In addition, the Private Company rejected the Throughput Agreement and the Terminalling Agreement and the Partnership and the Private Company entered into the New Throughput Agreement and the New Terminalling Agreement.  The Partnership expects revenues from services provided to the Private Company under the New Throughput Agreement and New Terminalling Agreement to be substantially less than prior revenues from services provided to the Private Company as the new agreements are based upon actual volumes gathered, transported, terminalled and stored instead of certain minimum volumes and are at reduced rates when compared to the Throughput Agreement and Terminalling Agreement.

The Partnership has been pursuing opportunities to provide crude oil terminalling and storage services and crude oil gathering and transportation services to third parties.  As a result of new crude oil third-party storage contracts, the Partnership increased its third-party terminalling and storage revenue (excluding fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks) from approximately $1.0 million, or approximately 4% of total terminalling and storage revenue during the second quarter of 2008, to approximately $4.6 million and $8.4 million, or approximately 17% and 34% of total terminalling and storage revenue for the third quarter of 2008 and the fourth quarter of 2008, respectively.

 In addition, as a result of new third-party crude oil transportation contracts and reduced commitments of usage by the Private Company under the Throughput Agreement, the Partnership increased its third-party gathering and transportation revenue from approximately $5.0 million, or approximately 21% of total gathering and transportation revenue during the second quarter of 2008, to approximately $10.9 million and $13.6 million, or approximately 51% and 85% of total gathering and transportation revenue for the third quarter of 2008 and the fourth quarter of 2008, respectively.

The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in the Private Company’s crude oil services provided due to the termination of the monthly contract minimum revenues under the Throughput Agreement in September 2008.  Average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from the Private Company.  However, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, fourth quarter 2008 total revenues are approximately $8.2 million less than third quarter 2008 total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks.

    In addition, the Partnership has recently entered into leases and storage agreements with third parties relating to 39 of its 46 asphalt facilities.

The Partnership has entered into various crude oil transportation and storage contracts with third parties and is continuing to pursue additional contracts with third parties; however, there can be no assurance that any of these additional efforts will be successful.  In addition, certain third parties may be less likely to enter into business transactions with the Partnership due to the Bankruptcy Filings.  The Private Company may also choose to curtail its operations or liquidate its assets as part of the Bankruptcy Cases.  As a result, unless the Partnership is able to generate additional third party revenues, the Partnership will continue to experience lower volumes in its system which could have a material adverse effect on its results of operations and cash flows.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Asphalt Operations

Historically, the Partnership provided liquid asphalt cement terminalling and storage services to the Private Company pursuant to the Terminalling Agreement.  In connection with the Settlement, the Private Company rejected the Terminalling Agreement and the Partnership and the Private Company entered into the New Terminalling Agreement whereby the Partnership provides liquid asphalt cement terminalling and storage services to the Private Company in connection with its remaining asphalt inventory.  The New Terminalling Agreement has an initial term that ends on October 31, 2009 and the Private Company has agreed to remove all of its existing asphalt inventory no later than such date, and the Partnership expects that the Private Company may remove it much earlier than such date.  Also in connection with the Settlement, the Private Company transferred certain asphalt assets to the Partnership that were connected to the Partnership’s existing asphalt assets.  The transfer of the Private Company’s asphalt assets in connection with the Settlement provides the Partnership with outbound logistics for its existing asphalt assets and, therefore, allows it to provide asphalt terminalling and storage services to third parties.

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

    The Partnership has recently entered into leases and storage agreements with third parties relating to 39 of its 46 asphalt facilities.

    The revenues that the Partnership will receive pursuant to these leases and storage agreements will be less than the revenues received under the Terminalling Agreement with the Private Company.  Without sufficient revenues from its asphalt assets, the Partnership may be unable to meet the covenants, including the minimum liquidity, minimum EBITDA and minimum receipt requirements, under its credit agreement.

Operation and General Administration of the Partnership

As is the case with many publicly traded partnerships, the Partnership has not historically directly employed any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs.  Pursuant to the Amended Omnibus Agreement, the Private Company operated the Partnership’s assets and performed other administrative services for the Partnership such as accounting, legal, regulatory, development, finance, land and engineering.  The events related to the Bankruptcy Filings terminated the Private Company’s obligations to provide services to the Partnership under the Amended Omnibus Agreement.  The Private Company continued to provide such services to the Partnership until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and the Private Company and the Partnership entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services.  In addition, in connection with the Settlement, the Partnership made offers of employment to certain individuals associated with its crude oil operations and expects to make additional offers of employment to certain individuals associated with its asphalt operations.  The costs to directly employ these individuals as well as the costs under the Shared Services Agreement and the Transition Services Agreement may be higher than those previously paid by the Partnership under the Amended Omnibus Agreement, which could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of its common units and its ability to conduct its business.

In addition, in connection with the Settlement, the Partnership agreed to not solicit the Private Company’s employees for a year from the time of the Settlement.  In connection with the Bankruptcy Cases, the Private Company may reduce a substantial number of its employees or some of the Private Company’s employees may choose to terminate their employment with the Private Company, some of whom may currently be providing general and administrative and operating services to the Partnership under the Shared Services Agreement or the Transition Services Agreement.  Any reductions in critical personnel who provide services to the Partnership and any increased costs to replace such personnel could have a material adverse effect on the Partnership’s ability to conduct its business and its results of operations.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intellectual Property Rights

Pursuant to the Amended Omnibus Agreement, the Partnership licensed the use of certain trade names and marks, including the name “SemGroup.”  This license terminated automatically upon the Change of Control.  In connection with the Settlement, the Private Company and the Partnership entered into the Trademark Agreement, pursuant to which the Private Company granted the Partnership a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup” and the corresponding mark, until December 31, 2009, and the Private Company waived claims for infringement relating to such trade names and mark prior to the effective date of such Trademark Agreement (see “—Settlement with the Private Company”).  As such, the Partnership will be required to change its name and trademark upon or prior to the expiration of the Trademark Agreement.  The expenses associated with such a change may be significant, which could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of its common units and its ability to conduct its business.

Credit Facility

As described in Note 4, in connection with the events related to the Bankruptcy Filings, events of default occurred under the Partnership’s credit agreement.  On September 18, 2008, the Partnership and the requisite lenders under its credit facility entered into the Forbearance Agreement relating to such events of default.   On April 7, 2009, the Partnership and the requisite lenders entered into the Credit Agreement Amendment, under which the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.  See Note 4 for more information regarding the Partnership’s credit facility, the Forbearance Agreement and the Credit Agreement Amendment.

Distributions to Unitholders

The Partnership did not make a distribution to its common unitholders, subordinated unitholders or general partner attributable to the results of operations for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008 or March 31, 2009 due to the events of default under its credit agreement and the uncertainty of its future cash flows relating to the Bankruptcy Filings.  The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a cash distribution for such periods.  In addition, the Partnership does not currently expect to make a distribution relating to the second quarter of 2009.  The Partnership distributed approximately $14.3 million to its unitholders for the three months ended March 31, 2008.  Pursuant to the Credit Agreement Amendment, the Partnership is prohibited from making distributions to its unitholders if its leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of September 30, 2008 and December 31, 2008, the Partnership’s leverage ratio was 4.34 to 1.00 and 4.83 to 1.00, respectively. If the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.

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

Nasdaq Delisting

Effective at the opening of business on February 20, 2009, the Partnership’s common units were delisted from the Nasdaq Global Market (“Nasdaq”) due to the Partnership’s failure to timely file this Quarterly Report as well as its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  The Partnership filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 on March 23, 2009.  The Partnership’s common units are currently traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol SGLP.PK.  The fact that the Partnership’s common units are not listed on a national securities exchange is likely to make trading such common units more difficult for broker-dealers, unitholders and investors, potentially leading to further declines in the price of the common units.  In addition, it may limit the number of institutional and other investors that will consider investing in the Partnership’s common units, which may have an adverse effect on the price of its common units.  It may also make it more difficult for the Partnership to raise capital in the future.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Claims Against and By the Private Company’s Bankruptcy Estate

In connection with the Settlement, the Partnership and the Private Company entered into mutual releases regarding certain claims.  In addition, the Settlement provided that the Partnership has a $35 million unsecured claim against the Private Company relating to the rejection of the Terminalling Agreement and a $20 million unsecured claim against the Private Company relating to rejection of the Throughput Agreement.  On May 15, 2009, the Private Company filed a joint plan of reorganization.  If such plan is confirmed without material amendment, the Partnership’s claims will be impaired.  The Partnership may also have additional claims against the Private Company that were not released in connection with the Settlement, and the Private Company may also have additional claims against the Partnership that were not released in connection with the Settlement.  Any claims asserted by the Partnership against the Private Company in the Bankruptcy Cases will be subject to the claim allowance procedure provided in the Bankruptcy Code and Bankruptcy Rules.  If an objection is filed, the Bankruptcy Court will determine the extent to which any such claim that has been objected to is allowed and the priority of such claims.

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

Securities and Other Litigation

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to a motion filed with the United States Judicial Panel on Multidistrict Litigation (“MDL Panel”), the Maurer case has been transferred to the Northern District of Oklahoma and consolidated with the Carson case.  The Rubin, Jain, and Hickman cases have also been transferred to the Northern District of Oklahoma.

A hearing on motions for appointment as lead plaintiff was held in the Carson case on October 17, 2008.  At that hearing, the court granted a motion to consolidate the Carson and Maurer cases for pretrial proceedings, and the consolidated litigation is now pending as In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-CV-425-GKF-PJC. The court entered an order on October 27, 2008, granting the motion of Harvest Fund Advisors LLC to be appointed lead plaintiff in the consolidated litigation.  On January 23, 2009, the court entered a Scheduling Order providing, among other things, that the lead plaintiff may file a consolidated amended complaint within 70 days of the date of the order, and that defendants may answer or otherwise respond within 60 days of the date of the filing of a consolidated amended complaint.  On January 30, 2009 the lead plaintiff filed a motion to modify the stay of discovery provided for under the Private Securities Litigation Reform Act. The court granted Plaintiff's motion, and the Partnership and certain other defendants filed a Petition for Writ of Mandamus in the Tenth Circuit Court of Appeals that was denied after oral argument on April 24, 2009.

    The lead plaintiff obtained an extension to file its consolidated amended complaint until May 4, 2009; defendants have 60 days from that date to answer or otherwise respond to the complaint.

    The lead plaintiff filed a consolidated amended complaint on May 4, 2009.  In that complaint, filed as a putative class action on behalf of all purchasers of the Partnership’s units from July 17, 2007 to July 17, 2008 (the “class period”), lead plaintiff asserts claims under the federal securities laws against the Partnership, its general partner, certain of the Partnership’s current and former officers and directors, certain underwriters in the Partnership’s initial and secondary public offerings, and certain entities who were investors in the Private Company and their individual representatives who served on the Private Company’s management committee. Among other allegations, the amended complaint alleges that the Partnership’s financial condition throughout the class period was dependent upon speculative commodities trading by the Private Company and its Chief Executive Officer, Thomas L. Kivisto, and that Defendants negligently and intentionally failed to disclose this speculative trading in the Partnership’s public filings during the class period. Specifically, the amended complaint alleges claims for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for damages and rescission with respect to all persons who purchased the Partnership’s units in the initial and secondary offerings, and also asserts claims under section 10b, Rule 10b-5, and section 20(a) of the Securities and Exchange Act of 1934. The amended complaint seeks certification as a class action under the Federal Rules of Civil Procedure, compensatory and rescissory damages for class members, pre-judgment interest, costs of court, and attorneys’ fees.

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

In March and April 2009, nine current or former executives of the Private Company and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against the Partnership’s general partner.  Their claims arise from the Partnership’s general partner’s Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”).  Most claimants allege that phantom units previously awarded to them vested upon the Change of Control that occurred in July 2008.  One claimant alleges that his phantom units vested upon his termination.  The claimants contend the Partnership’s general partner’s failure to deliver certificates for the phantom units within 60 days after vesting has caused them to be damaged, and they seek recovery of approximately $2 million in damages and penalties.  On April 30, 2009, all of the wage claims were dismissed on jurisdictional grounds by the Department of Labor.  The Partnership’s general partner intends to vigorously defend these claims.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Examiner

On August 12, 2008, a motion was filed by the United States Trustee asking the Bankruptcy Court to appoint an examiner to investigate the Private Company’s trading strategies as well as certain “insider transactions,” including the contribution of the crude oil assets to the Partnership in connection with its initial public offering, the sale of the Acquired Asphalt Assets to the Partnership, the sale of the Acquired Pipeline Assets to the Partnership, the sale of the Acquired Storage Assets to the Partnership, and the entering into the Holdings Credit Agreements by SemGroup Holdings.  On September 10, 2008, the Bankruptcy Court approved the appointment of an examiner, and on October 14, 2008, the United States Trustee appointed Louis J. Freeh, former director of the Federal Bureau of Investigation, as the examiner.  On April 15, 2009, the examiner filed a report summarizing the findings of his investigation with the Bankruptcy Court (the “Examiner’s Report”).

    The examiner was directed by the Bankruptcy Court to (i) investigate the circumstances surrounding the Private Company’s trading strategy, the transfer of the New York Mercantile Exchange account, certain insider transactions, the formation of the Partnership, the potential improper use of borrowed funds and funds generated from the Private Company’s operations and the liquidation of their assets to satisfy margin calls related to the trading strategy for the Private Company and certain entities owned or controlled by the Private Company’s officers and directors and (ii) determine whether any directors, officers or employees of the Private Company participated in fraud, dishonesty, incompetence, misconduct, mismanagement, or irregularity in the management of the affairs of the Private Company and whether the Private Company’s estates have causes of action against such persons arising from any such participation.

    The Examiner’s Report identified potential claims or causes of action against current officers of the Partnership’s general partner who were former officers of the Private Company, including, without limitation, (i) against Kevin L. Foxx for his failure to develop a suitable risk management policy or integrate a suitable risk management policy into the Private Company’s business controls, and for his failure to comply with the risk management policy that did exist, thereby subjecting the Private Company to increased risk and (ii) against Alex Stallings for his failure to stop Thomas L. Kivisto from engaging in trading activity on his own behalf through Westback Purchasing Company, L.L.C., a limited liability trading partnership which Mr. Kivisto owned and controlled, thereby subjecting the Private Company to increased risk and losses.  In addition, the Examiner’s Report criticized Mr. Foxx for certain conflicts of interest with entities that he or his family invested in and which had a business relationship with the Private Company.  Additionally, the Examiner’s Report identified a number of potential claims or causes of action against Mr. Kivisto and Gregory C. Wallace, who are former directors of the Partnership’s general partner and former officers of the Private Company, including, without limitation, for negligence and mismanagement, fraud and false statements, conversion and corporate waste, unjust enrichment, breach of fiduciary duties and breach of contract.

    The Examiner’s Report and related exhibits are publicly available at www.kccllc.net/SemGroup.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Other Effects

The Bankruptcy Filings have had and may in the future continue to have a number of other impacts on the Partnership’s business and management.  In the Amended Omnibus Agreement and other agreements with the Private Company, the Private Company agreed to indemnify the Partnership for certain environmental and other claims relating to the crude oil and liquid asphalt cement assets that have been contributed to the Partnership.  In connection with the Settlement, the Partnership waived these claims and the Amended Omnibus Agreement and other relevant agreements, including the indemnification provisions therein, were rejected as part of the Bankruptcy Proceedings.  If the Partnership experiences an environmental or other loss, it would experience increased losses which may have a material adverse effect on its business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of its common units and the ability to conduct its business.

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

In addition, general and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Plan - see Note 9) increased by approximately $6.9 million and $7.5 million, or approximately 300% and 326%, to approximately $9.2 million for the third quarter of 2008 and $9.8 million for the fourth quarter of 2008, respectively, compared to $2.3 million in the second quarter of 2008.  This increase is due to increased costs related to legal and financial advisors as well as other related costs in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and the Partnership’s efforts to enter into storage contracts with third party customers and pursue merger opportunities.  The Partnership expects this increased level of general and administrative expenses to continue into 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) "SemGroup Energy Partners,” “our,” “we,” “us” and similar terms refer to SemGroup Energy Partners, L.P., together with our subsidiaries, (2) the “Private Company” refers to SemGroup, L.P. and its subsidiaries and affiliates (other than our general partner and us), and (3) "Crude Oil Business” refers to the crude oil gathering, transportation, terminalling and storage assets that were contributed to us by the Private Company. The historical financial statements for periods prior to the contribution of the operations to us by the Private Company on July 20, 2007 reflect the operations of our predecessor. The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our predecessor’s financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2007.  The Partnership as used herein refers to the financial results and operations of our predecessor until its contribution to us, and to our financial results and operations thereafter.

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the federal securities laws. Statements included in this quarterly report that are not historical facts (including any statements concerning the benefits of the Settlement (as defined below) or the Credit Agreement Amendment (as defined below), the impact of the Bankruptcy Filings (as defined below) and any statements regarding plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “should,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

In July 2007, we issued 12,500,000 common units, representing limited partner interests, and 12,570,504 subordinated units, representing additional limited partner interests, to SemGroup Holdings, L.P., or SemGroup Holdings, and 549,908 general partner units representing a 2% general partner interest to SemGroup Energy Partners G.P., L.L.C., our general partner. SemGroup Holdings then completed a public offering of 12,500,000 common units at a price of $22 per unit. In addition, we issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option. We did not receive any proceeds from the common units sold by SemGroup Holdings. We received net proceeds of approximately $38.7 million after deducting underwriting discounts from the sale of common units in connection with the exercise of the underwriters’ over-allotment option. We used these net proceeds to reduce outstanding borrowings under our credit facility.  In connection with our initial public offering, we entered into a Throughput Agreement (the “Throughput Agreement”) with the Private Company under which we provided crude oil gathering and transportation and terminalling and storage services to the Private Company.

On February 20, 2008, we purchased land, receiving infrastructure, machinery, pumps and piping and 46 liquid asphalt cement and residual fuel oil terminalling and storage facilities (the “Acquired Asphalt Assets”) from the Private Company for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of the Private Company, which was approximately $145.5 million, with the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  In conjunction with the purchase of the Acquired Asphalt Assets, we amended our existing credit facility, increasing our borrowing capacity to $600 million. Concurrently, we issued 6,000,000 common units, receiving proceeds, net of underwriting discounts and offering-related costs, of $137.2 million. Our general partner also made a capital contribution of $2.9 million to maintain its 2.0% general partner interest in us. On March 5, 2008, we issued an additional 900,000 common units, receiving proceeds, net of underwriting discounts, of $20.6 million, in connection with the underwriters’ exercise of their over-allotment option in full. Our general partner made a corresponding capital contribution of $0.4 million to maintain its 2.0% general partner interest in us.  In connection with the acquisition of the Acquired Asphalt Assets, we entered into a Terminalling and Storage Agreement (the “Terminalling Agreement”) with the Private Company and certain of its subsidiaries under which we provided liquid asphalt cement terminalling and storage and throughput services to the Private Company and the Private Company has agreed to use the our services at certain minimum levels.  Our general partner’s Board of Directors (the “Board”) approved the acquisition of the Acquired Asphalt Assets as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets was fair, from a financial point of view, to us.

On May 12, 2008, we purchased the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that originates in Ardmore, Oklahoma and terminates in Drumright, Oklahoma as well as other real and personal property related to the pipeline (the “Acquired Pipeline Assets”) from the Private Company for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs.  The acquisition was funded with borrowings under our revolving credit facility.  We have suspended capital expenditures on this pipeline due to the continuing impact of the Bankruptcy Filings.  Management currently intends to put the asset into service by late 2009 or early 2010 and is exploring various alternatives to complete the project.  The Board approved the acquisition of the Acquired Pipeline Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Pipeline Assets was fair, from a financial point of view, to us.

On May 30, 2008, we purchased certain land, crude oil storage and terminalling facilities with an aggregate of approximately 2.0 million barrels of storage capacity and related assets located at the Cushing Interchange from the Private Company and we assumed a take-or-pay, fee-based, third party contract through August 2010 relating to the additional 2.0 million barrels of storage capacity (the “Acquired Storage Assets”) for aggregate consideration of $90.3 million, including $0.3 million of acquisition-related costs.  The acquisition was funded with borrowings under our revolving credit facility.  The Board approved the acquisition of the Acquired Storage Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Storage Assets was fair, from a financial point of view, to us.

Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events

Due to the events related to the Bankruptcy Filings (as defined below) described herein, including the uncertainty relating to future cash flows, we face substantial doubt as to our ability to continue as a going concern.  While it is not feasible to predict the ultimate outcome of the events surrounding the Bankruptcy Cases (as defined below), we have been and could continue to be materially and adversely affected by such events and we may be forced to make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.

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

On July 22, 2008, the Private Company and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS.   The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (the “Bankruptcy Cases”). None of us, our general partner, our subsidiaries nor the subsidiaries of our general partner are debtors in the Bankruptcy Cases.  However, because of the contractual relationships with the Private Company and certain of its subsidiaries, the Bankruptcy Filings have adversely impacted us and may in the future impact us in various ways, including the items discussed below.  Our financial results as of September 30, 2008 reflect a $0.4 million allowance for doubtful accounts related to amounts due from third parties as of September 30, 2008.  The allowance related to amounts due from third parties was established as a result of certain third party customers netting amounts due them from the Private Company with amounts due to us.  Also, due to the change of control of our general partner related to the Private Company’s liquidity issues, all outstanding awards under our general partner’s long-term incentive plan (the "Plan") vested on July 18, 2008, resulting in an incremental $18.0 million in non-cash compensation expense for the three months ended September 30, 2008.  In addition to the allowance for doubtful accounts and non-cash compensation expense described above, the results of operations for the three and nine months ended September 30, 2008 included in this quarterly report were affected by the Bankruptcy Filings and related events, which resulted in decreased revenues and increased general and administrative expenses as described below under “—Our Revenues,” and “—Other Effects,” respectively.

Board and Management Composition

On July 9, 2008, Edward F. Kosnik was appointed as an independent member of the Board.  Mr. Kosnik is the chairman of the compensation committee and also serves on the audit committee and the conflicts committee of the Board. Under the provisions of the Plan, Mr. Kosnik was granted an award of 5,000 restricted common units on July 9, 2008. These restricted common units vested on July 18, 2008 in connection with the change of control of our general partner described below.

On July 18, 2008, Manchester Securities Corp. (“Manchester”) and Alerian Finance Partners, LP (“Alerian”), as lenders to SemGroup Holdings, the sole member of our general partner, exercised certain rights described below under a Loan Agreement and a Pledge Agreement, each dated June 25, 2008 (the “Holdings Credit Agreements”), that were triggered by certain events of default under the Holdings Credit Agreements.  On March 20, 2009, Alerian transferred its interest in the Holdings Credit Agreements to Manchester.  The Holdings Credit Agreements are secured by our subordinated units and incentive distribution rights and the membership interests in our general partner owned by SemGroup Holdings.  Manchester has not foreclosed on our subordinated units owned by SemGroup Holdings or the membership interests in our general partner.  Manchester may in the future exercise other remedies available to them under the Holdings Credit Agreement and related loan documents, including taking action to foreclose on the collateral securing the loan.  Neither us nor our general partner is a party to the Holdings Credit Agreements or the related loan documents.

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

On October 1, 2008, Dave Miller (who is an affiliate of Manchester) and Duke R. Ligon were appointed members of the Board. Mr. Ligon is an independent member of the Board and is the chairman of the audit committee and also serves on the compensation committee and the conflicts committee of the Board. In connection with his appointment to the Board, Mr. Ligon was granted an award of 5,000 restricted common units.  The restricted common units granted to Mr. Ligon vest in one-third increments over a three-year period.

On January 9, 2009, Mr. Srinivasan resigned his positions as Chairman of the Board and as a director.  Mr. Ligon was subsequently elected as Chairman of the Board.

On March 18, 2009, the Board realigned the officers of our general partner appointing Michael J. Brochetti as Executive Vice President—Corporate Development and Treasurer, Alex G. Stallings as Chief Financial Officer and Secretary, and James R. Griffin as Chief Accounting Officer.  Mr. Brochetti had previously served as Chief Financial Officer, Mr. Stallings had previously served as Chief Accounting Officer and Secretary and Mr. Griffin had previously served as Controller.

Bankruptcy Court Order

On September 9, 2008, the Bankruptcy Court entered an order relating to the settlement of certain matters between us and the Private Company (the “Order”) in the Bankruptcy Cases.  Among other things, the Order provided that (i) the Private Company was to directly pay any utility costs attributable to the operations of the Private Company at certain shared facilities, and the Private Company was to pay us for past utility cost reimbursements that were due from the Private Company; (ii) commencing on September 15, 2008, payments under the Terminalling Agreement were netted against amounts due under the Amended Omnibus Agreement and were made on the 15th day of each month for the prior month (with a three business-day grace period); (iii) the Private Company provided us with a letter of credit in the amount of approximately $4.9 million to secure the Private Company’s postpetition obligations under the Terminalling Agreement; (iv) the Private Company was to make payments under the Throughput Agreement for the month of August on September 15, 2008 (with a three business-day grace period) based upon the monthly contract minimums in the Throughput Agreement and netted against amounts due under the Amended Omnibus Agreement; (v) the Private Company was to make payments under the Throughput Agreement for the months of September and October on October 15, 2008 (with a three business-day grace period) and November 15, 2008 (with a three business-day grace period), respectively, or three business days after amounts due are determined and documentation therefore was provided and exchanged based upon actual volumes for each such month and at a rate equal to the average rate charged by us to third-party shippers in the same geographical area, with any such amounts netted against amounts due under the Amended Omnibus Agreement (as defined below); (vi) the parties were to reevaluate the Throughput Agreement and the payment terms with respect to services provided after October 2008; (vii) representatives of us and the Private Company were to meet to discuss the transition to us of certain of the Private Company’s employees necessary to maintain our business, and pending agreement between the parties, the Private Company was to continue to provide services in accordance with the Amended Omnibus Agreement through at least November 30, 2008; (viii) the Private Company was to consent to an order relating a third-party storage contract which provided that we were the rightful owner of the rights in and to a certain third-party storage agreement and the corresponding amounts due thereunder; and (ix) we were to enter into a specified lease with the Private Company to permit the Private Company to construct a pipeline.

Settlement with the Private Company

On March 12, 2009, the Bankruptcy Court held a hearing and approved the transactions contemplated by a term sheet (the “Settlement Term Sheet”) relating to the settlement of certain matters between the Private Company and us (the “Settlement”).  The Bankruptcy Court entered an order approving the Settlement upon the terms contained in the Settlement Term Sheet on March 20, 2009.  We and the Private Company executed definitive documentation, in the form of a master agreement (the “Master Agreement”), dated April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, and certain other transaction documents to effectuate the Settlement and that superseded the Settlement Term Sheet.  The Bankruptcy Court entered an order approving the Master Agreement and the Settlement on April 7, 2009.  In addition, in connection with the Settlement, we and the requisite lenders under our secured credit facility entered into the Credit Agreement Amendment (as defined below) under which, among other things, the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement (as defined below) and amendments thereto.

The Settlement provided for the following:

•	we transferred certain crude oil storage assets located in Kansas and northern Oklahoma to the Private Company;

•	the Private Company transferred ownership of 355,000 barrels of crude oil tank bottoms and line fill to us;

•	the Private Company rejected the Throughput Agreement;

•	we and one of our subsidiaries have a $20 million unsecured claim against the Private Company and certain of its subsidiaries relating to rejection of the Throughput Agreement;

•
we and the Private Company entered into the New Throughput Agreement (as defined below) pursuant to which we provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company;

•	we offered employment to certain crude oil employees;

•	the Private Company transferred its asphalt assets that are connected to our asphalt assets to us;

•	the Private Company rejected the Terminalling Agreement;

•	one of our subsidiaries has a $35 million unsecured claim against the Private Company and certain of its subsidiaries relating to rejection of the Terminalling Agreement;

•
we and the Private Company entered into the New Terminalling Agreement (as defined below) pursuant to which we provide liquid asphalt cement terminalling and storage services for the Private Company’s remaining asphalt inventory;

•	the Private Company agreed to remove all of its remaining asphalt inventory from our asphalt storage facilities no later than October 31, 2009;

•
the Private Company will be entitled to receive 20% of the proceeds of any sale by us of any of the asphalt assets transferred to us in connection with the Settlement that occurs prior to December 31, 2009;

•	the Private Company rejected the Amended Omnibus Agreement;

•	we and the Private Company entered into the Shared Services Agreement (as defined below) pursuant to which the Private Company provides certain operational services for us;

•
other than as provided above, we and the Private Company entered into mutual releases of claims relating to the rejection of the Terminalling Agreement, the Throughput Agreement and the Amended Omnibus Agreement;

•	certain pre-petition claims by the Private Company and us were netted and waived;

•
we and the Private Company resolved certain remaining issues related to the contribution of crude oil assets to us in connection with our initial public offering, our acquisition of the Acquired Asphalt Assets, our acquisition of the Acquired Pipeline Assets and our acquisition of the Acquired Storage Assets, including the release of claims relating to such acquisitions; and

•
we and the Private Company entered into the Trademark Agreement (as defined below) which provides us with a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup”, and the corresponding mark until December 31, 2009, and the Private Company waived claims for infringement relating to such trade names and mark prior to the date of such license agreement.

Management is currently evaluating the accounting for the Settlement, and is obtaining independent valuations of the assets transferred.  Certain terms of the transaction documents relating to the Settlement are discussed in more detail below.

Shared Services Agreement

In connection with the Settlement, we entered into a Shared Services Agreement, dated April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “Shared Services Agreement”), with the Private Company.  Pursuant to the Shared Services Agreement, the Private Company will provide certain general shared services, Cushing shared services (as described below), and SCADA services (as described below) to us.

The general shared services include crude oil movement services, Department of Transportation services, right-of-way services, environmental services, pipeline and civil structural maintenance services, safety services, pipeline truck station maintenance services, project support services and truck dispatch services.  The fees for such general shared services are fixed at $125,000 for the month of April 2009 and such fixed fee may be extended by mutual agreement of the parties for one additional month.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  The Private Company has agreed to provide the general shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.

The Cushing shared services include operational and maintenance services related to terminals at Cushing, Oklahoma.  The fees for such Cushing shared services are fixed at $20,000 for the month of April 2009 and such fixed fee may be extended by mutual agreement of the parties for one additional month.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  The Private Company has agreed to provide the Cushing shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.

The SCADA services include services related to the operation of the SCADA system which is used in connection with our crude oil operations.  The fees for such SCADA services are fixed at $15,000 for the month of April 2009 and such fixed fee may be extended by mutual agreement of the parties for one additional month.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  The Private Company has agreed to provide the SCADA services for five years (subject to earlier termination as provided therein) and we may elect to extend the term for two subsequent five year periods.

Transition Services Agreement

In connection with the Settlement, we entered into a Transition Services Agreement, dated April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “Transition Services Agreement”), with the Private Company.  Pursuant to the Transition Services Agreement, the Private Company will provide certain corporate, crude oil and asphalt transition services, in each case for a limited amount of time, to us.

Transfer of Crude Oil Assets

In connection with the Settlement, we transferred certain crude oil assets located in Kansas and northern Oklahoma to the Private Company.  These transfers included real property and associated personal property at locations where the Private Company owned the pipeline.  We retained certain access and connection rights to enable us to continue to operate our crude oil trucking business in such areas.  In addition, we transferred our interests in the SCADA System, a crude oil inventory tracking system, to the Private Company.

In addition, the Private Company transferred to us (i) 355,000 barrels of crude oil line fill and tank bottoms, which are necessary for us to operate our crude oil tank storage operations and our Oklahoma and Texas crude oil pipeline systems, (ii) certain personal property located in Oklahoma, Texas and Kansas used in connection with our crude oil trucking business and (iii) certain real property located in Oklahoma, Kansas, Texas and New Mexico that was intended to be transferred in connection with our initial public offering.

Transfer of Asphalt Assets

In connection with the Settlement, the Private Company transferred certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with our existing asphalt facilities and associated real property interests to us.  The transfer of the Private Company’s asphalt assets in connection with the Settlement provides us with outbound logistics for our existing asphalt assets and, therefore, allows us to provide asphalt terminalling and storage services to third parties.

New Throughput Agreement

In connection with the Settlement, we and the Private Company entered into a Throughput Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “New Throughput Agreement”), pursuant to which we provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company.

Under the New Throughput Agreement, we charge the following fees: (i) barrels gathered via gathering lines will be charged a gathering rate of $0.75 per barrel, (ii) barrels transported within Oklahoma will be charged $1.00 per barrel while barrels transported on the Masterson Mainline will be charged $0.55 per barrel, (iii) barrels transported by truck will be charged in accordance with the schedule contained therein, including a fuel surcharge, (iv) storage fees shall equal $0.50 per barrel per month for product located in storage tanks located in Cushing, Oklahoma and $0.44 per barrel per month for product not located in dedicated Cushing storage tanks, and (v) a delivery charge of $0.08 per barrel will be charged for deliveries out of the Cushing Interchange Terminal. The New Throughput Agreement has an initial term of one year with additional automatic one-month renewals unless either party terminates the agreement upon thirty-days prior notice.

New Terminalling and Storage Agreement

In connection with the Settlement, we and the Private Company entered into a Terminalling and Storage Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “New Terminalling Agreement”), pursuant to which we provide certain asphalt terminalling and storage services for the remaining asphalt inventory of the Private Company.  Storage services under the New Terminalling Agreement are equal to $0.565 per barrel per month multiplied by the total shell capacity in barrels for each storage tank where the Private Company and its affiliates have product; provided that if the Private Company removes all product from a storage tank prior to the end of the month, then the storage service fees shall be pro-rated for such month based on the number of calendar days storage was actually used.  Throughput fees under the New Terminalling Agreement are equal to $9.25 per ton; provided that no fees are payable for transfers of product between storage tanks located at the same or different terminals.  The New Terminalling Agreement has an initial term that expires on October 31, 2009, which may be extended for one month by mutual agreement of the parties.

New Access and Use Agreement

In connection with the Settlement, we and the Private Company entered into an Access and Use Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “New Access and Use Agreement”), pursuant to which we will allow the Private Company access rights to our asphalt facilities relating to its existing asphalt inventory.  The term of the Access and Use Agreement will end separately for each terminal upon the earlier of October 31, 2009 or until all of the existing asphalt inventory of the Private Company is removed from such terminal.

Trademark Agreement

In connection with the Settlement, we and the Private Company entered into a Trademark License Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “Trademark Agreement”), pursuant to which the Private Company granted us a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup”, and the corresponding mark until December 31, 2009, and the Private Company waived claims for infringement relating to such trade names and mark prior to the effective date of the Trademark Agreement.

Building and Office Leases

In connection with the Settlement, we leased office space in Oklahoma City, Oklahoma and certain facilities in Cushing, Oklahoma to the Private Company.  The term for the leases expires on March 31, 2014.

Easements

In connection with the Settlement, we and the Private Company granted mutual easements relating to access, facility improvements, existing and future pipeline rights and corresponding rights of ingress and egress for properties owned by the parties at Cushing, Oklahoma.  In addition, we granted the Private Company certain pipeline easements at Cushing, Oklahoma, together with the corresponding rights of ingress and egress.

Partnership Revenues

For the nine months ended September 30, 2008 and the year ended December 31, 2008, we derived approximately 81% and approximately 73%, respectively, of our revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks, from services we provided to the Private Company and its subsidiaries.  Prior to the Order and the Settlement, the Private Company was obligated to pay us minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services were actually utilized by the Private Company.  As described above, the Order required the Private Company to make certain payments under the Throughput Agreement and Terminalling Agreement during a portion of the third quarter of 2008, including the contractual minimum payments under the Terminalling Agreement.  In connection with the Settlement, we waived the fees due under the Terminalling Agreement during March 2009.  In addition, the Private Company rejected the Throughput Agreement and the Terminalling Agreement and we and the Private Company entered into the New Throughput Agreement and the New Terminalling Agreement.  We expect revenues from services provided to the Private Company under the New Throughput Agreement and New Terminalling Agreement to be substantially less than prior revenues from services provided to the Private Company as the new agreements are based upon actual volumes gathered, transported, terminalled and stored instead of certain minimum volumes and are at reduced rates when compared to the Throughput Agreement and Terminalling Agreement.

We have been pursuing opportunities to provide crude oil terminalling and storage services and crude oil gathering and transportation services to third parties.  As a result of new crude oil third-party storage contracts, we increased our third-party terminalling and storage revenue (excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks) from approximately $1.0 million, or approximately 4% of total terminalling and storage revenue during the second quarter of 2008, to approximately $4.6 million and $8.4 million, or approximately 17% and 34% of total terminalling and storage revenue for the third quarter of 2008 and the fourth quarter of 2008, respectively.

 In addition, as a result of new third-party crude oil transportation contracts and reduced commitments of usage by the Private Company under the Throughput Agreement, we increased our third-party gathering and transportation revenue from approximately $5.0 million, or approximately 21% of total gathering and transportation revenue during the second quarter of 2008, to approximately $10.9 million and $13.6 million, or approximately 51% and 85% of total gathering and transportation revenue for the third quarter of 2008 and the fourth quarter of 2008, respectively.

The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in the Private Company’s crude oil services provided due to the termination of the monthly contract minimum revenues under the Throughput Agreement in September 2008.  Average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from the Private Company.  However, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, fourth quarter 2008 total revenues are approximately $8.2 million less than third quarter 2008 total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.

    In addition, we have recently entered into leases and storage agreements with third parties relating to 39 of our 46 asphalt facilities.

We have entered into various crude oil transportation and storage contracts with third parties and are continuing to pursue additional contracts with third parties; however, there can be no assurance that any of these additional efforts will be successful.  In addition, certain third parties may be less likely to enter into business transactions with us due to the Bankruptcy Filings.  The Private Company may also choose to curtail its operations or liquidate its assets as part of the Bankruptcy Cases.  As a result, unless we are able to generate additional third party revenues, we will continue to experience lower volumes in our system which could have a material adverse effect on our results of operations and cash flows.

Asphalt Operations

Historically, we provided liquid asphalt cement terminalling and storage services to the Private Company pursuant to the Terminalling Agreement.  In connection with the Settlement, the Private Company rejected the Terminalling Agreement and we and the Private Company entered into the New Terminalling Agreement whereby we provide liquid asphalt cement terminalling and storage services to the Private Company in connection with its remaining asphalt inventory.  The New Terminalling Agreement has an initial term that ends on October 31, 2009 and the Private Company has agreed to remove all of its existing asphalt inventory no later than such date, and we expect that the Private Company may remove it much earlier than such date.  Also in connection with the Settlement, the Private Company transferred certain asphalt assets to us that were connected to our existing asphalt assets.  The transfer of the Private Company’s asphalt assets in connection with the Settlement provides us with outbound logistics for our existing asphalt assets and, therefore, allows us to provide asphalt terminalling and storage services for third parties.

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

    We have recently entered into leases and storage agreements with third parties relating to 39 of our 46 asphalt facilities.  The revenues that we will receive pursuant to these leases and storage agreements will be less than the revenues received under the Terminalling Agreement with the Private Company.  Without sufficient revenues from our asphalt assets, we may be unable to meet the covenants, including the minimum liquidity, minimum EBITDA and minimum receipt requirements, under our credit agreement.

Operation and General Administration of the Partnership

As is the case with many publicly traded partnerships, we have not historically directly employed any persons responsible for managing or operating us or for providing services relating to day-to-day business affairs.  Pursuant to the Amended Omnibus Agreement, the Private Company operated our assets and performed other administrative services for us such as accounting, legal, regulatory, development, finance, land and engineering.  The events related to the Bankruptcy Filings terminated the Private Company’s obligations to provide services to us under the Amended Omnibus Agreement.  The Private Company continued to provide such services to us until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and we and the Private Company entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services.  In addition, in connection with the Settlement, we made offers of employment to certain individuals associated with our crude oil operations and expect to make additional offers of employment to certain individuals associated with our asphalt operations.  The costs to directly employ these individuals as well as the costs under the Shared Services Agreement and the Transition Services Agreement may be higher than those previously paid by us under the Amended Omnibus Agreement, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

In addition, in connection with the Settlement, we agreed to not solicit the Private Company’s employees for a year from the time of the Settlement.  In connection with the Bankruptcy Cases, the Private Company may reduce a substantial number of its employees or some of the Private Company’s employees may choose to terminate their employment with the Private Company, some of whom may currently be providing general and administrative and operating services to us under the Shared Services Agreement or the Transition Services Agreement.  Any reductions in critical personnel who provide services to us and any increased costs to replace such personnel could have a material adverse effect on our ability to conduct our business and our results of operations.

Intellectual Property Rights

Pursuant to the Amended Omnibus Agreement, we licensed the use of certain trade names and marks, including the name “SemGroup.”  This license terminated automatically upon the Change of Control.  In connection with the Settlement, we and the Private Company entered into the Trademark Agreement, pursuant to which the Private Company granted us a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup” and the corresponding mark, until December 31, 2009, and the Private Company waived claims for infringement relating to such trade names and mark prior to the effective date of such Trademark Agreement (see “—Settlement with the Private Company”).  As such, we will be required to change our name and trademark upon or prior to the expiration of the Trademark Agreement.  The expenses associated with such a change may be significant, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

Credit Facility

As described below under “—Liquidity and Capital Resources”, in connection with the events related to the Bankruptcy Filings, certain events of default occurred under our credit agreement.  On September 18, 2008, we and the requisite lenders under our credit facility entered into the Forbearance Agreement relating to such events of default.  On April 7, 2009, we and the requisite lenders entered into the Credit Agreement Amendment, under which the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.  See “—Liquidity and Capital Resources” for more information regarding our credit facility, the Forbearance Agreement and the Credit Agreement Amendment.

Distributions to Our Unitholders

We did not make a distribution to our common unitholders, subordinated unitholders or general partner attributable to the results of operations for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008 or March 31, 2009 due to the events of default under our credit agreement and the uncertainty of our future cash flows relating to the Bankruptcy Filings.  Our unitholders will be required to pay taxes on their share of our taxable income even though they did not receive a cash distribution for such periods.  In addition, we do not currently expect to make a distribution relating to the second quarter of 2009.  We distributed approximately $14.3 million to our unitholders for the three months ended March 31, 2008.  Pursuant to the Credit Agreement Amendment, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of September 30, 2008 and December 31, 2008, our leverage ratio was 4.34 to 1.00 and 4.83 to 1.00, respectively. If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.

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

Nasdaq Delisting

Effective at the opening of business on February 20, 2009, our common units were delisted from the Nasdaq Global Market (“Nasdaq”) due to our failure to timely file this Quarterly Report as well as our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  We filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 on March 23, 2009.  Our common units are currently traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol SGLP.PK.  The fact that our common units are not listed on a national securities exchange is likely to make trading such common units more difficult for broker-dealers, unitholders and investors, potentially leading to further declines in the price of our common units.  In addition, it may limit the number of institutional and other investors that will consider investing in our common units, which may have an adverse effect on the price of our common units.  It may also make it more difficult for us to raise capital in the future.

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

Claims Against and By The Private Company’s Bankruptcy Estate

In connection with the Settlement, we and the Private Company entered into mutual releases regarding certain claims.  In addition, the Settlement provided that we have a $35 million unsecured claim against the Private Company relating to rejection of the Terminalling Agreement and a $20 million unsecured claim against the Private Company relating to rejection of the Throughput Agreement.  On May 15, 2009, the Private Company filed a joint plan of reorganization.  If such plan is confirmed without material amendment, our claims will be impaired.  We may also have additional claims against the Private Company that were not released in connection with the Settlement, and the Private Company may also have additional claims against us that were not released in connection with the Settlement.  Any claims asserted by us against the Private Company in the Bankruptcy Cases will be subject to the claim allowance procedure provided in the Bankruptcy Code and Bankruptcy Rules.  If an objection is filed, the Bankruptcy Court will determine the extent to which any such claim that has been objected to is allowed and the priority of such claims.

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

Securities and Other Litigation

Please see “Part II—Item I. Legal Proceedings” for a discussion of certain securities and other litigation to which we are a party.

Examiner

On August 12, 2008, a motion was filed by the United States Trustee asking the Bankruptcy Court to appoint an examiner to investigate the Private Company’s trading strategies as well as certain “insider transactions,” including the contribution of the crude oil assets to us in connection with our initial public offering, the sale of the asphalt assets to us in February 2008, the sale of the Eagle North Pipeline System to us in May 2008, the sale of certain crude oil storage assets to us in May 2008, and the entering into the Holdings Credit Agreements by SemGroup Holdings.  On September 10, 2008, the Bankruptcy Court approved the appointment of an examiner, and on October 14, 2008, the United States Trustee appointed Louis J. Freeh, former director of the Federal Bureau of Investigation, as the examiner.  On April 15, 2009, the examiner filed a report summarizing the findings of his investigation with the Bankruptcy Court (the “Examiner’s Report”).

    The examiner was directed by the Bankruptcy Court to (i) investigate the circumstances surrounding the Private Company’s trading strategy, the transfer of the New York Mercantile Exchange account, certain insider transactions, the formation of us, the potential improper use of borrowed funds and funds generated from the Private Company’s operations and the liquidation of their assets to satisfy margin calls related to the trading strategy for the Private Company and certain entities owned or controlled by the Private Company’s officers and directors and (ii) determine whether any directors, officers or employees of the Private Company participated in fraud, dishonesty, incompetence, misconduct, mismanagement, or irregularity in the management of the affairs of the Private Company and whether the Private Company’s estates have causes of action against such persons arising from any such participation.

    The Examiner’s Report identified potential claims or causes of action against current officers of our general partner who were former officers of the Private Company, including, without limitation, (i) against Kevin L. Foxx for his failure to develop a suitable risk management policy or integrate a suitable risk management policy into the Private Company’s business controls, and for his failure to comply with the risk management policy that did exist, thereby subjecting the Private Company to increased risk and (ii) against Alex Stallings for his failure to stop Thomas L. Kivisto from engaging in trading activity on his own behalf through Westback Purchasing Company, L.L.C., a limited liability trading partnership which Mr. Kivisto owned and controlled, thereby subjecting the Private Company to increased risk and losses.  In addition, the Examiner’s Report criticized Mr. Foxx for certain conflicts of interest with entities that he or his family invested in and which had a business relationship with the Private Company.  Additionally, the Examiner’s Report identified a number of potential claims or causes of action against Mr. Kivisto and Gregory C. Wallace, who are former directors of our general partner and former officers of the Private Company, including, without limitation, for negligence and mismanagement, fraud and false statements, conversion and corporate waste, unjust enrichment, breach of fiduciary duties and breach of contract.

    The Examiner’s Report and related exhibits are publicly available at www.kccllc.net/SemGroup.

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

We and our general partner rely upon the Private Company for their personnel, including those related to the implementation of internal controls and disclosure controls and procedures.  Staff reductions by the Private Company or other departures by the Private Company’s employees that provide services to us could have a material adverse effect on internal controls and the effectiveness of disclosure controls and procedures.  Ineffective internal controls could cause us to report inaccurate financial information or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

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

Other Effects

The Bankruptcy Filings have had and may in the future continue to have a number of other impacts on our business and management.  In the Amended Omnibus Agreement and other agreements with the Private Company, the Private Company agreed to indemnify us for certain environmental and other claims relating to the crude oil and liquid asphalt cement assets that have been contributed to us.  In connection with the Settlement, we waived these claims and the Amended Omnibus Agreement and other relevant agreements, including the indemnification provisions therein, were rejected as part of the Bankruptcy Proceedings.  If we experience an environmental or other loss, we would experience increased losses which may have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and the ability to conduct our business.

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

In addition, events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue merger opportunities has resulted in increased expense beginning in the third quarter of 2008 due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Plan) increased by approximately $6.9 million and $7.5 million, or approximately 300% and 326%, to approximately $9.2 million for the third quarter of 2008 and $9.8 million for the fourth quarter of 2008, respectively, compared to $2.3 million in the second quarter of 2008.  We expect this increased level of general and administrative expenses to continue into 2009.

Items Impacting the Comparability of Our Financial Results

•	There are differences in the way our predecessor recorded revenues and the way we record revenues.

o
Historically, a substantial portion of our revenues were derived from services provided to the crude oil purchasing, marketing and distribution operations of the Private Company pursuant to the Throughput Agreement. Under the Throughput Agreement, the Private Company paid us a fee for gathering, transportation, terminalling and storage services based on volume and throughput. In rendering these services, we did not take title to, or marketing responsibility for, the crude oil that we gathered, transported, terminalled or stored and, therefore, we had minimal direct exposure to changes in crude oil prices.

o
The Crude Oil Business had historically been a part of the integrated operations of the Private Company, and neither the Private Company nor our predecessor recorded revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis. The Private Company and our predecessor recognized only the costs associated with providing such services. As such, the revenues we received under the Throughput Agreement are not reflected in the historical financial statements of our predecessor.

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

o
We were party to an Omnibus Agreement with the Private Company.  The Omnibus Agreement was amended (the "Amended Omnibus Agreement") in connection with the purchase of the Acquired Asphalt Assets to, among other things, increase the fixed administrative fee payable under such agreement from $5.0 million per year to $7.0 million per year. Pursuant to the Amended Omnibus Agreement, we were required to pay our general partner and the Private Company this fixed administrative fee for the provision by our general partner and the Private Company of various general and administrative services to us for three years following the acquisition of our asphalt assets.  The events related to the Bankruptcy Filings terminated the Private Company’s obligations to provide services to us under the Amended Omnibus Agreement.  The Private Company continued to provide such services to us until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and we and the Private Company entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Settlement with the Private Company”).  In addition, in connection with the Settlement, we made offers of employment to certain individuals associated with our crude oil operations and expect to make additional offers of employment to certain individuals associated with our asphalt operations.  The costs to directly employ these individuals as well as the costs under the Shared Services Agreement and the Transition Services Agreement may be higher than those previously paid by us under the Amended Omnibus Agreement, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.  For a more complete description of the Omnibus Agreement, see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements Related to Our Acquisition of the Asphalt Assets —Amended Omnibus Agreement” in our 2007 Form 10-K.

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

•
Our predecessor had $31.2 million in debt payable to the Private Company which was not assumed by us in our initial public offering. We entered into a $250.0 million five-year credit facility and borrowed $137.5 million under that facility and used net proceeds of approximately $38.7 million from the issuance of 1,875,000 common units pursuant to the underwriters’ exercise of their over-allotment option in our initial public offering to reduce outstanding borrowings under our credit facility.  In connection with the purchase of our Acquired Asphalt Assets, we amended our credit facility to increase our borrowing capacity to $600.0 million.  This borrowing capacity has subsequently been reduced as described in “—Liquidity and Capital Resources.”  Our credit facility matures in June 2011.  As of May 22, 2009, we had $423.4 million in outstanding borrowings under our credit facility (including $23.4 million under our revolving credit facility and $400.0 million under our term loan facility) with an aggregate unused credit availability under our revolving credit facility and cash on hand of approximately $27.2 million. Pursuant to the Credit Agreement Amendment, our revolving credit facility is limited to $50.0 million.  Please see “—Liquidity and Capital Resources.”

Results of Operations

The table below summarizes the financial results of the Partnership for the three and nine months ended September 30, 2007 and 2008.  These financial results reflect a $0.4 million allowance for doubtful accounts related to amounts collectible from third parties as of September 30, 2008.  The allowance related to amounts collectible from third parties was established as a result of certain third party customers netting amounts due them from the Private Company with amounts due to us.  Also, due to the change of control of our general partner related to the Private Company’s liquidity issues, all outstanding awards under our general partner’s long-term incentive plan vested on July 18, 2008, resulting in an incremental $18.0 million in non-cash compensation expense for the three months ended September 30, 2008.  In addition to the allowance for doubtful accounts and non-cash compensation expense described above, the results of operations for the three and nine months ended September 30, 2008 included in this quarterly report were affected by the Bankruptcy Filings and related events, which resulted in decreased revenues and increased general and administrative expenses (see “Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Our Revenues,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Other Effects,” respectively). Due to the events related to the Bankruptcy Filings, including uncertainties related to future revenues and cash flows, we do not expect our financial results for the three and nine months ended September 30, 2008 to be indicative of our future financial results.  For example, since the Bankruptcy Filings we have experienced increased general and administrative expenses related to the costs of legal and financial advisors and increased interest expense related to the events of default under our credit facility and the associated Forbearance Agreement (as defined below) and amendments thereto.  In addition, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, fourth quarter 2008 total revenues are approximately $8.2 million less than third quarter 2008 total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.  Our future total revenues will be further impacted because, pursuant to the Settlement, the Private Company rejected the Terminalling Agreement and the Throughput Agreement.  We entered into the New Terminalling Agreement and the New Throughput Agreement on the terms described elsewhere herein (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Settlement with the Private Company”).

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2008	2007	2008
	(in thousands)
Service revenues:
Terminalling and storage revenues:
Third party	$691	$4,661	$7,836	$5,674
Related party	7,245	27,555	7,245	75,434
Total terminalling and storage	7,936	32,216	15,081	81,108
Gathering and transportation revenues:
Third party	4,181	10,910	16,011	20,548
Related party	13,163	10,668	13,286	47,628
Total gathering and transportation	17,344	21,578	29,297	68,176
Total revenues	25,280	53,794	44,378	149,284

Operating expenses:
Terminalling and storage	1,078	11,975	3,408	29,071
Gathering and transportation	14,874	16,212	46,702	50,887
Allowance for doubtful accounts	-	(819)	-	447
Total operating expenses	15,952	27,368	50,110	80,405

General and administrative expenses:	2,525	27,177	11,015	33,244

Operating income (loss)	6,803	(751)	(16,747)	35,635
Interest expense	2,424	11,041	3,369	15,905
Income tax expense	62	59	62	227
Net income (loss)	$4,317	$(11,851)	$(20,178)	$19,503

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Service revenues. Service revenues were $53.8 million for the three months ended September 30, 2008 compared to $25.3 million for the three months ended September 30, 2007, an increase of $28.5 million, or 113%. Service revenues include revenues from terminalling and storage services and gathering and transportation services. Terminalling and storage revenues increased by $24.3 million to $32.2 million for the three months ended September 30, 2008 compared to $7.9 million for the three months ended September 30, 2007, primarily due to revenues generated under the Terminalling Agreement (revenues of $20.9 million for the three months ended September 30, 2008).  The Terminalling Agreement was entered into in February 2008 in conjunction with the purchase of the Acquired Asphalt Assets therefore it was not present in the three months ended September 30, 2007.  In addition, our third party terminalling and storage revenue increased by $4.0 million due to additional volume from third party crude oil storage agreements during the three months ended September 30, 2008.

Our gathering and transportation services revenue increased by $4.3 million to $21.6 million for the three months ended September 30, 2008 compared to $17.3 million for the three months ended September 30, 2007.  The increase is primarily due to third party customer revenues increasing for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The increase in third party revenues is primarily due to the replacement of services previously provided to the Private Company with third party gathering and transportation customers due to an order of the Bankruptcy Court entered on September 9, 2008, that stated the Private Company would no longer make minimum payments under the Throughput Agreement but instead pay a market rate based upon the Private Company’s actual usage.  Historically, our Predecessor was a part of the integrated operations of the Private Company, and neither the Private Company nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Accordingly, revenues reflected for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by the Private Company on July 20, 2007 are substantially services provided to third parties.

Operating expenses.  Operating expenses increased by $11.4 million, or 71%, to $27.4 million for the three months ended September 30, 2008 compared to $16.0 million for the three months ended September 30, 2007. Our fuel expenses increased by $5.5 million to $8.0 million for the three months ended September 30, 2008 compared to $2.5 million for the three months ended September 30, 2007. The increase in our fuel costs is attributable to the increase in number of transport trucks we operated for the respective periods and the rising price of diesel fuel during the comparative periods.   The Throughput Agreement provides for a fuel surcharge, recorded in revenue, which offsets increases in fuel expenses related to either rising diesel prices or force majeure events.  Also included in fuel expense for the three months ended September 30, 2008 is $4.7 million of fuel and power expense associated with the boiler systems utilized to heat our liquid asphalt cement storage tanks that were acquired in February 2008.  Under the Terminalling Agreement, this component of fuel expense is passed through to the Private Company.  As a result of this agreement, we have recorded $4.7 million in fuel surcharge revenues in relation to fuel and power consumed to operate our liquid asphalt cement storage tanks for the three months ended September 30, 2008.

Compensation expense increased by $1.8 million to $7.3 million for the three months ended September 30, 2008 primarily as a result of the purchase of our Acquired Asphalt Assets in February 2008.  Our repair and maintenance expenses decreased by $0.8 million to $1.2 million for the three months ended September 30, 2008 compared to $2.0 million for the three months ended September 30, 2007, primarily due to the timing of routine maintenance in our gathering and transportation segment. Lease expense related to crude oil tanker trucks increased by $0.3 million to $0.8 million for the three months ended September 30, 2008. This increase is attributable to the replacement of crude oil transport vehicles that were historically financed through capital leases.  As a result of the growth in our property and equipment, our property taxes increased by $0.7 million to $0.9 million for the three months ended September 30, 2008 compared to $0.2 million for the three months ended September 30, 2007.

Outside services expenses increased by $0.2 million to $0.8 million for the three months ended September 30, 2008 compared to $0.6 million for the three months ended September 30, 2007, primarily due to an increase in third party transportation costs resulting from increased volumes gathered in our gathering and transportation segment.

Depreciation expense increased by $3.4 million to $5.7 million for the three months ended September 30, 2008 compared to $2.3 million for the three months ended September 30, 2007, primarily as a result of capital expenditures in our terminalling and storage segment and as a result of the purchase of our Acquired Asphalt Assets in February 2008.

The three months ended September 30, 2008 includes a decrease of $0.9 million in our allowance for doubtful accounts for amounts due from the Private Company that had been reserved as of June 30, 2008.  Pursuant to the Settlement, our pre-petition claims have been netted against pre-petition claims by the Private Company and waived.  The three months ended September 30, 2008 also includes an allowance for doubtful accounts increase of $0.1 million for services provided to certain third parties as of September 30, 2008.  The allowance related to amounts due from third parties increased as a result of certain third party customers netting amounts due them from the Private Company with amounts due to us.

General and administrative expenses. General and administrative expenses increased by $24.7 million, or 988%, to $27.2 million for the three months ended September 30, 2008 compared to $2.5 million for the three months ended September 30, 2007. Due to the change of control of our general partner related to the Private Company’s liquidity issues, all awards outstanding under our long-term incentive plan as of June 30, 2008 vested on July 18, 2008.  As a result, general and administrative expenses for the three months ended September 30, 2008 included $18.0 million in non-cash, equity-based compensation recognized under our long-term incentive plan.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Plan) increased by approximately $6.9 million and $7.5 million, or approximately 300% and 326%, to approximately $9.2 million for the third quarter of 2008 and $9.8 million for the fourth quarter of 2008, respectively, compared to $2.3 million in the second quarter of 2008.  We expect this increased level of general and administrative expenses to continue into 2009.  This increase is due to increased costs related to legal and financial advisors as well as other related costs in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue other strategic opportunities.  We expect this increased level of general and administrative expenses to continue into 2009.

Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility and the impact of our interest rate swap agreements. Interest expense increased by $8.6 million to $11.0 million interest expense for the three months ended September 30, 2008 compared to $2.4 million interest expense for the three months ended September 30, 2007.  The increase was primarily due to an increase in the average long-term borrowings outstanding during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, which accounted for approximately $7.8 million of an increase in interest expense, net of capitalized interest.  In addition, the two interest rate swap agreements entered into during the third quarter of 2007 and the three additional interest rate swap agreements entered into in February 2008 resulted in $0.6 million in interest expense for the three months ended September 30, 2008.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and we have recorded a $1.5 million liability as of September 30, 2008 with respect to these positions.

Nine months Ended September 30, 2008 Compared to the Nine months Ended September 30, 2007

Service revenues.  Service revenues were $149.3 million for the nine months ended September 30, 2008 compared to $44.4 million for the nine months ended September 30, 2007, an increase of $104.9 million, or 236%. Service revenues include revenues from terminalling and storage services and gathering and transportation services. Terminalling and storage revenues increased by $66.0 million to $81.1 million for the nine months ended September 30, 2008 compared to $15.1 million for the nine months ended September 30, 2007, primarily due to revenues generated under both the Throughput Agreement (revenues of $26.3 million for the nine months ended September 30, 2008 compared to revenues of $7.2 million for the nine months ended September 30, 2007) and the Terminalling Agreement (revenues of $49.1 million for the nine months ended September 30, 2008).  The Terminalling Agreement was entered into in February 2008 in conjunction with the purchase of the Acquired Asphalt Assets therefore it was not present in the nine months ended September 30, 2007.  Historically, our Predecessor was a part of the integrated operations of the Private Company, and neither the Private Company nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Accordingly, revenues reflected for all periods prior to the contribution of the crude oil assets, liabilities and operations to the Partnership by the Private Company on July 20, 2007 are substantially services provided to third parties.

Our gathering and transportation services revenue increased by $38.9 million to $68.2 million for the nine months ended September 30, 2008 compared to $29.3 million for the nine months ended September 30, 2007. This increase is primarily due to revenues generated under the Throughput Agreement subsequent to the closing of our initial public offering.  Historically, our Predecessor was a part of the integrated operations of the Private Company, and neither the Private Company nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. Accordingly, revenues reflected for all periods prior to the contribution of the crude oil assets, liabilities and operations to the Partnership by the Private Company on July 20, 2007 are substantially services provided to third parties.

Operating expenses.  Operating expenses increased by $30.3 million, or 60%, to $80.4 million for the nine months ended September 30, 2008 compared to $50.1 million for the nine months ended September 30, 2007. Our fuel expenses increased by $13.1 million to $20.5 million for the nine months ended September 30, 2008 compared to $7.4 million for the nine months ended September 30, 2007. The increase in our fuel costs is attributable to the increase in number of transport trucks we operated for the respective periods and the rising price of diesel fuel during the comparative periods.   The Throughput Agreement provides for a fuel surcharge, recorded in revenue, which offsets increases in fuel expenses related to either rising diesel prices or force majeure events.  Also included in fuel expense for the nine months ended September 30, 2008 is $10.8 million of fuel and power expense associated with the boiler systems utilized to heat our liquid asphalt cement storage tanks that were acquired in February 2008.  Under the Terminalling Agreement, this component of fuel expense is passed through to the Private Company.  As a result of this agreement, we have recorded $10.8 million in fuel surcharge revenues in relation to fuel and power consumed to operate our liquid asphalt cement storage tanks for the nine months ended September 30, 2008.

Compensation expense increased by $4.7 million to $21.6 million for the nine months ended September 30, 2008 primarily as a result of the purchase of our Acquired Asphalt Assets in February 2008.  Our repair and maintenance expenses decreased by $1.5 million to $5.0 million for the nine months ended September 30, 2008 compared to $6.5 million for the nine months ended September 30, 2007, primarily due to the timing of routine maintenance in our gathering and transportation segment. Lease expense related to crude oil tanker trucks increased by $0.9 million to $2.0 million for the nine months ended September 30, 2008. This increase is attributable to the replacement of crude oil transport vehicles that were historically financed through capital leases.  As a result of the growth in our property and equipment, our property taxes increased by $1.7 million to $2.3 million for the nine months ended September 30, 2008 compared to $0.6 million for the nine months ended September 30, 2007.

Outside services expenses increased by $1.6 million to $3.2 million for the nine months ended September 30, 2008 compared to $1.6 million for the nine months ended September 30, 2007, primarily due to an increase in third party transportation costs resulting from increased volumes gathered in our gathering and transportation segment.  In addition, our utilities expenses increased by $0.4 million to $1.7 million for the nine months ended September 30, 2008 compared to $1.3 million for the nine months ended September 30, 2007, primarily due to growth in our gathering and transportation segment.

Depreciation expense increased by $8.8 million to $15.3 million for the nine months ended September 30, 2008 compared to $6.5 million for the nine months ended September 30, 2007, primarily as a result of capital expenditures in our terminalling and storage segment and as a result of the purchase of our Acquired Asphalt Assets in February 2008.

The nine months ended September 30, 2008 reflects a $0.4 million allowance for doubtful accounts related to amounts due from third parties as of September 30, 2008.  The allowance related to amounts due from third parties was established as a result of certain third party customers netting amounts due them from the Private Company with amounts due to us.

General and administrative expenses. General and administrative expenses increased by $22.2 million, or 202%, to $33.2 million for the nine months ended September 30, 2008 compared to $11.0 million for the nine months ended September 30, 2007.  Due to the change of control of our general partner related to the Private Company’s liquidity issues, all awards outstanding under our long-term incentive plan as of June 30, 2008 vested on July 18, 2008.  As a result, general and administrative expenses for the nine months ended September 30, 2008 included $19.4 million in non-cash, equity-based incentive compensation recognized under our long-term incentive plan.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Plan) increased by approximately $6.9 million and $7.5 million, or approximately 300% and 326%, to approximately $9.2 million for the third quarter of 2008 and $9.8 million for the fourth quarter of 2008, respectively, compared to $2.3 million in the second quarter of 2008.  This increase is due to increased costs related to legal and financial advisors as well as other related costs in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue other strategic opportunities.  We expect this increased level of general and administrative expenses to continue into 2009.

Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility and the impact of our interest rate swap agreements.  Interest expense increased by $12.5 million to $15.9 million for the nine months ended September 30, 2008 compared to $3.4 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in the average long-term borrowings outstanding during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, which accounted for approximately $14.1 million of an increase in interest expense, net of capitalized interest.  This increase was partially offset by the two interest rate swap agreements entered into during the third quarter of 2007 and three additional interest rate swap agreements entered into in February 2008, the fair value accounting of which resulted in $2.1 million in interest income for the nine months ended September 30, 2008.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and we have recorded a $1.5 million liability as of September 30, 2008 with respect to these positions.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of the Partnership’s operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash generated from operations and borrowings under our credit facility have historically been the primary sources of our liquidity. Due to the events related to the Bankruptcy Filings, including uncertainties related to future revenues and cash flows, we do not expect our historical cash flows to be indicative of our future financial cash flows.  As of May 22, 2009, we had $423.4 million in outstanding borrowings under our credit facility (including $23.4 million under our revolving credit facility and $400.0 million under our term loan facility) with an aggregate unused credit availability under our revolving credit facility and cash on hand of approximately $27.2 million. Pursuant to the Credit Agreement Amendment (as defined below), our revolving credit facility is limited to $50.0 million.  If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, this cash position may not be sufficient to operate our business over the long-term.

Historically, our predecessor’s sources of liquidity included cash generated from operations and funding from the Private Company.  The following table summarizes our sources and uses of cash for the nine months ended September 30, 2007 and 2008:

	Nine Months Ended
	September 30,
	2007	2008
	(in millions)
Net cash provided by (used in) operating activities	(11.7)	42.9
Net cash used in investing activities	(18.6)	(519.8)
Net cash provided by financing activities	31.5	493.0

Operating Activities. Net cash provided by operating activities was $42.9 million for the nine months ended September 30, 2008 as compared to the $11.7 million used in operating activities for the nine months ended September 30, 2007.  The increase in net cash provided by operating activities is primarily due to a $39.7 million increase in our net income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  In addition, cash provided by our operating activities increased due to a $8.8 million increase in depreciation and amortization, a $17.4 million increase in equity based incentive compensation and a $0.5 million increase in allowance for doubtful accounts.  The increase was offset by a decrease in our cash provided by changes in working capital of $9.4 million, a decrease in our interest rate swap liability of $2.2 million and a decrease in our unrealized loss related to interest rate swap agreements of $0.6 million.

Investing Activities. Net cash used in investing activities was $519.8 million for the nine months ended September 30, 2008 compared to $18.6 million for the nine months ended September 30, 2007. This increase is primarily attributable to the purchase of our Acquired Asphalt Assets in February 2008 for approximately $380 million, our purchase of our Acquired Storage Assets in May 2008 for approximately $90 million, and our purchase of our Acquired Pipeline Assets in May 2008 for approximately $45 million.  The increase due to the above mentioned purchases were offset by a reduction in capital expenditures primarily resulting from the timing of construction projects in our terminalling and storage segment and gathering and transportation segment.

Financing Activities. Net cash provided by financing activities was $493.0 million for the nine months ended September 30, 2008 as compared to $31.5 million for the nine months ended September 30, 2007.  Net cash provided by financing activities for the nine months ended September 30, 2008 is primarily comprised of the change in our net borrowings under our credit facility of $266.0 million and proceeds from the February 2008 public offering, net of offering fees, of $161.2 million, and is offset by distributions paid of $23.7 million for the nine months ended September 30, 2008.  Prior to our initial public offering our net cash provided by financing activities primarily comprised of capital contributions received from the Private Company.  The capital contributions served to fund our working capital needs and both maintenance and expansion capital expenditure projects that are reflected in net cash used in investing activities for the nine months ended September 30, 2007.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At September 30, 2008, we had approximately $101.9 million of availability under our revolving credit facility.  As of May 22, 2009, we had an aggregate unused credit availability under our revolving credit facility and cash on hand of approximately $27.2 million.  Usage of our revolving credit facility is subject to ongoing compliance with covenants. If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, this cash position may not be sufficient to operate our business over the long-term. Historically, we have derived a substantial majority of our revenues from services provided to the Private Company, and as such, our liquidity was affected by the liquidity and credit risk of the Private Company.  Due to the events related to the Bankruptcy Filings described herein, including the uncertainty relating to future cash flows, we face substantial doubt as to our ability to continue as a going concern.

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

            No assurance can be given that we will not be required to restrict our operations because of possible limitations on our ability to obtain financing for our maintenance capital expenditures and our expansion capital expenditures due to restrictions under our credit agreement and the uncertainty related to the Bankruptcy Filings.  For example, due to the continuing impact of the Bankruptcy Filing discussed below, we have suspended capital expenditures related to Acquired Pipeline Assets and are evaluating future use of such pipeline.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. Our partnership agreement provides that we distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures) and to comply with the provisions of our credit facility. However, we expect that we will continue to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures that we may make in the future.  We do not expect to make acquisitions or expansion capital expenditures in the near term.  Capital expenditures are limited under our credit agreement to $12.5 million in 2009, $8.0 million in 2010 and $4.0 million in 2011.  To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations.  Pursuant to the Credit Agreement Amendment, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of September 30, 2008 and December 31, 2008, our leverage ratio was 4.34 to 1.00 and 4.83 to 1.00, respectively. If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.  To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units.

Description of Credit Facility. In July 2007 we entered into a $250.0 million five-year credit facility with a syndicate of financial institutions. In connection with our acquisition of our asphalt assets, we amended this credit facility to increase the total amount we may borrow to $600.0 million.

The credit facility is available for general partnership purposes, including working capital, capital expenditures, distributions and repayment of indebtedness that is assumed in connection with acquisitions. Due to events related to the Bankruptcy Filings, events of default occurred under our credit agreement.  Effective on September 18, 2008, we and the requisite lenders under our credit facility entered into a Forbearance Agreement and Amendment to Credit Agreement (the “Forbearance Agreement”) under which the lenders agreed, subject to specified limitations and conditions, to forbear from exercising their rights and remedies arising from the defaults and events of default described therein for the period commencing on September 18, 2008 and ending on the earliest of (i) December 11, 2008, (ii) the occurrence of any default or event of default under the credit agreement other than certain defaults and events of default indicated in the Forbearance Agreement, or (iii) the failure of us to comply with any of the terms of the Forbearance Agreement (the “Forbearance Period”).  On December 11, 2008, the lenders agreed to extend the Forbearance Period until December 18, 2008 pursuant to a First Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “First Forbearance Amendment”), on December 18, 2008, the lenders agreed to extend the Forbearance Period until March 18, 2009 pursuant to a Second Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “Second Forbearance Amendment”), and on March 18, 2009, the lenders agreed to further extend the Forbearance Period until April 8, 2009 pursuant to a Third Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “Third Forbearance Amendment”).

We, our subsidiaries that are guarantors of the obligations under the credit facility, Wachovia Bank, National Association, as Administrative Agent, and the requisite lenders under our credit agreement entered into the Consent, Waiver and Amendment to Credit Agreement (the “Credit Agreement Amendment”), dated as of April 7, 2009, under which, among other things, the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.

Prior to the execution of the Forbearance Agreement, the credit agreement was comprised of a $350 million revolving credit facility and a $250 million term loan facility.  The Forbearance Agreement permanently reduced our revolving credit facility under the credit agreement from $350 million to $300 million and prohibited us from borrowing additional funds under our revolving credit facility during the Forbearance Period.   Under the Forbearance Agreement, we agreed to pay the lenders executing the Forbearance Agreement a fee equal to 0.25% of the aggregate commitments under the credit agreement after giving effect to the above described commitment reduction.  The Second Forbearance Amendment further permanently reduced our revolving credit facility under the credit agreement from $300 million to $220 million.  In addition, under the Second Forbearance Amendment, we agreed to pay the lenders executing the Second Forbearance Amendment a fee equal to 0.375% of the aggregate commitments under the credit agreement after the above described commitment reduction.  Under the Third Forbearance Amendment, we agreed to pay a fee equal to 0.25% of the aggregate commitments under the credit agreement after the above described commitment reduction.  The amendments to the Forbearance Agreement prohibited us from borrowing additional funds under our revolving credit facility during the extended Forbearance Period.

The Credit Agreement Amendment subsequently further permanently reduced our revolving credit facility under the credit agreement from $220 million to $50 million, and increased the term loan facility from $250 million to $400 million.  Upon the execution of the Credit Agreement Amendment, $150 million of our outstanding revolving loans were converted to term loans and we became able to borrow additional funds under our revolving credit facility.  Pursuant to the Credit Agreement Amendment, the credit facility and all obligatinos thereunder will mature on June 30, 2011.  Under the Credit Agreement Amendment, we agreed to pay the lenders executing the Credit Agreement Amendment a fee equal to 2.00% of the aggregate commitments under the credit agreement after the above described commitment reduction, offset by the fee paid pursuant to the Third Forbearance Amendment.  As of May 22, 2009, we had $423.4 million in outstanding borrowings under our credit facility (including $23.4 million under our revolving credit facility and $400.0 million under our term loan facility) with an aggregate unused credit availability under our revolving credit facility and cash on hand of approximately $27.2 million. Pursuant to the Credit Agreement Amendment, our revolving credit facility is limited to $50.0 million.  If any of the financial institutions that support our revolving credit facility were to fail, we may not be able to find a replacement lender, which could negatively impact our ability to borrow under our revolving credit facility.  For instance, Lehman Brothers Commercial Bank is one of the lenders under our $50.0 million revolving credit facility, and Lehman Brothers Commercial Bank has agreed to fund approximately $2.5 million (approximately 5%) of the revolving credit facility.  On several occasions Lehman Brothers Commercial Bank has failed to fund revolving loan requests under our revolving credit facility, effectively limiting the aggregate amount of our revolving credit facility to $47.5 million.

Prior to the events of default, indebtedness under the credit agreement bore interest at our option, at either (i) the higher of the administrative agent’s prime rate or the federal funds rate plus 0.5% (the "Base rate"), plus an applicable margin that ranges from 0.50% to 1.75%, depending on our total leverage ratio and senior secured leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.50% to 2.75%, depending upon our total leverage ratio and senior secured leverage ratio.  During the Forbearance Period indebtedness under the credit agreement bore interest at our option, at either (i) the Base rate, plus an applicable margin that ranges from 2.75% to 3.75%, depending upon our total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 4.25% to 5.25%, depending upon our total leverage ratio.  Pursuant to the Second Forbearance Amendment, commencing on December 12, 2008, indebtedness under the credit agreement bore interest at our option, at either (i) the Base rate plus 5.0% per annum, with a Base rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.

After giving effect to the Credit Agreement Amendment, amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  We now pay a fee of 1.50% on unused commitments under our revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility, as amended by the Credit Agreement Amendment, now requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.

During the three months ended September 30, 2008, the weighted average interest rate incurred by us was 7.04% resulting in interest expense of approximately $8.2 million.  During the three months ended December 31, 2008, the weighted average interest rate incurred by us was 7.72% resulting in interest expense of approximately $8.9 million.

Among other things, our credit facility, as amended by the Credit Agreement Amendment, now requires us to make (i) minimum quarterly amortization payments on March 31, 2010 in the amount of $2.0 million, June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 50% of excess cash flow (as defined in the Credit Agreement Amendment).  Our credit facility, as amended by the Credit Agreement Amendment, prohibits us from making draws under the revolving credit facility if we would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.

Under the credit agreement, we are subject to certain limitations, including limitations on our ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of our assets (other than the sale or other disposition of the assets of the asphalt business, provided that such disposition is at arm’s length to a non-affiliate for fair market value in exchange for cash and the proceeds of the disposition are used to pay down outstanding loans), businesses and operations, materially alter the character of our business, and make acquisitions, investments and capital expenditures.  The credit agreement prohibits us from making distributions of available cash to our unitholders if any default or event of default (as defined in the credit agreement) exists.  The credit agreement, as amended by the Credit Agreement Amendment, requires us to maintain a leverage ratio (the ratio of our consolidated funded indebtedness to our consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each month for the twelve month period ending on the date of determination, that ranges on a monthly basis from not more than 5.50 to 1.00 to not more than 9.75 to 1.00.  In addition, pursuant to the Credit Agreement Amendment, our ability to make acquisitions and investments in unrestricted subsidiaries is limited and we may only make distributions if our leverage ratio is less than 3.50 to 1.00 and certain other conditions are met.  As of September 30, 2008 and December 31, 2008, our leverage ratio was 4.34 to 1.00 and 4.83 to 1.00, respectively. If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.

The credit agreement, as amended by the Credit Agreement Amendment, also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as defined in the credit agreement) that ranges on a monthly basis from not less than 2.50 to 1.00 to not less than 1.00 to 1.00. As of September 30, 2008 and December 31, 2008, our interest coverage ratio was 4.95 to 1.00 and 3.60 to 1.00, respectively.

Further, we are required to maintain a minimum monthly consolidated adjusted EBITDA for the prior twelve months ranging from $45.4 million to $82.9 million as determined at the end of each month.  In addition, capital expenditures are limited to $12.5 million in 2009, $8.0 million in 2010 and $4.0 million in the six months ending June 30, 2011.

The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, a change of control of us or our general partner, and other customary defaults.  In addition, it is an event of default under the credit agreement if we do not file our delinquent quarterly and annual reports with the SEC by September 30, 2009, unless we retain new auditors, in which case such deadline is extended to December 31, 2009.  If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies, including taking available cash in our bank accounts.  If an event of default exists and we are unable to obtain forbearance from our lenders or a waiver of the events of default under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.  We are also prohibited from making cash distributions to our unitholders while the events of default exist.

Contractual Obligations. In addition to the credit facility described above, we entered into the Amended Omnibus Agreement with the Private Company pursuant to which the Private Company provided all employees and support services necessary to run our business prior to the Settlement. The services included, without limitation, operations, marketing, maintenance and repair, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering.  The events related to the Bankruptcy Filings terminated the Private Company’s obligations to provide services to us under the Amended Omnibus Agreement.  The Private Company continued to provide such services to us until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and we and the Private Company entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Settlement with the Private Company”).  In addition, in connection with the Settlement, we made offers of employment to certain individuals associated with our crude oil operations and expect to make additional offers of employment to certain individuals associated with our asphalt operations.  The costs to directly employ these individuals as well as the costs under the Shared Services Agreement, the Transition Services Agreement may be higher than those previously paid by us under the Amended Omnibus Agreement, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

A summary of our contractual cash obligations over the next several fiscal years, as of September 30, 2008, was as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Omnibus Agreement obligations (1)	$1.2	$1.2	$-	$-	$-
Debt obligations (2)	448.1	-	448.1	-	-
Capital lease obligations	1.4	1.0	0.4	-	-
Operating lease obligations	13.4	3.9	6.5	2.7	0.3

(1)
As of September 30, 2008, the Private Company still provided services to us under the Amended Omnibus Agreement and we still paid our general partner and the Private Company a fixed administrative fee, in the amount of $7.0 million per year, for the provision by our general partner and the Private Company of various general and administrative services pursuant to the Amended Omnibus Agreement.  The events related to the Bankruptcy Filings terminated the Private Company’s obligations to provide services to us under the Amended Omnibus Agreement.  The Private Company continued to provide such services to us until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and we and the Private Company entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Settlement with the Private Company”).

(2)
Represents required future principal repayments of borrowings under our credit facility, all of which is variable rate debt. All amounts outstanding under the credit facility mature in June 2011.  See Note 4 of the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

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

As of May 22, 2009 we had $423.4 million outstanding under our credit facility that was subject to a variable interest rate.  Interest rate swap agreements were used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In August 2007 we entered into interest rate swap agreements with an aggregate notional value of $80.0 million that mature on August 20, 2010. Under the terms of the interest rate swap agreements, we were to pay fixed rates of 4.9% and receive three-month LIBOR with quarterly settlement.  In March 2008 we entered into interest rate swap agreements with an aggregate notional value of $100.0 million that mature on March 31, 2011.  Under the terms of the interest rate swap agreements, we were to pay fixed rates of 2.6% to 2.7% and receive three-month LIBOR with quarterly settlement.  The interest rate swaps do not receive hedge accounting treatment under Statement of Financial Accounting Standard (“SFAS”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.  In addition, the interest rate swap agreements contain cross-default provisions to events of default under the credit agreement.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and we have recorded a $1.5 million liability as of September 30, 2008 with respect to these positions.

Prior to the events of default, indebtedness under the credit agreement bore interest at our option, at either (i) the Base rate, plus an applicable margin that ranges from 0.50% to 1.75%, depending on our total leverage ratio and senior secured leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.50% to 2.75%, depending upon our total leverage ratio and senior secured leverage ratio.  During the Forbearance Period indebtedness under the credit agreement bore interest at our option, at either (i) the Base rate, plus an applicable margin that ranges from 2.75% to 3.75%, depending upon our total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 4.25% to 5.25%, depending upon our total leverage ratio.  Pursuant to the Second Forbearance Amendment, commencing on December 12, 2008, indebtedness under the credit agreement bore interest at our option, at either (i) the Base rate plus 5.0% per annum, with a Base rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.

After giving effect to the Credit Agreement Amendment, amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  We now pay a fee of 1.50% on unused commitments under our revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility, as amended by the Credit Agreement Amendment, now requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.

During the three months ended September 30, 2008, the weighted average interest rate incurred by us was 7.04% resulting in interest expense of approximately $8.2 million.  During the three months ended December 31, 2008, the weighted average interest rate incurred by us was 7.72% resulting in interest expense of approximately $8.9 million.

Due to the Forbearance Agreement, the Second Forbearance Amendment and the Credit Agreement Amendment, we expect our interest expense to continue to increase as compared to our interest expense prior to the Bankruptcy Filings.  Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on current borrowings, an increase or decrease of 100 basis points in the interest rate will result in increased or decreased, respectively, annual interest expenses of $4.2 million.

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures, as of September 30, 2008, were effective.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, since the beginning of the third quarter of 2008, the Private Company has made the Bankruptcy Filings, and a subcommittee of our Board conducted an internal review, both as discussed elsewhere in this report.  One of the findings by counsel for such subcommittee was that certain senior executive officers of our general partner, who were also senior executive officers of the Private Company, showed at least some indifference to known or easily discoverable facts and had access to and reviewed financial information from which they could have developed an earlier understanding of the nature and significance of the trading activities that led to the Private Company’s liquidity problems.  For a discussion of the internal review, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations − Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events − Internal Review.”

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

Pursuant to the Amended Omnibus Agreement with the Private Company, the Private Company operated our assets and performed other administrative services for us such as accounting, legal, regulatory, development, finance, land and engineering.  The events related to the Bankruptcy Filings terminated the Private Company’s obligations to provide services to us under the Amended Omnibus Agreement.  The Private Company continued to provide such services to us until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and we and the Private Company entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services.  If the Private Company stops providing these services we may incur increased costs to replace these services and our financial results may suffer.  In addition, in connection with the Settlement, we made offers of employment to certain individuals associated with our crude oil operations and expect to make additional offers of employment to certain individuals associated with our asphalt operations.  The costs to directly employ these individuals as well as the costs under the Shared Services Agreement and the Transition Services Agreement may be higher than those previously paid by us under the Amended Omnibus Agreement, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

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

        A hearing on motions for appointment as lead plaintiff was held in the Carson case on October 17, 2008.  At that hearing, the court granted a motion to consolidate the Carson and Maurer cases for pretrial proceedings, and the consolidated litigation is now pending as In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-CV-425-GKF-PJC. The court entered an order on October 27, 2008, granting the motion of Harvest Fund Advisors LLC to be appointed lead plaintiff in the consolidated litigation.  On January 23, 2009, the court entered a Scheduling Order providing, among other things, that the lead plaintiff may file a consolidated amended complaint within 70 days of the date of the order, and that defendants may answer or otherwise respond within 60 days of the date of the filing of a consolidated amended complaint.  On January 30, 2009, the lead plaintiff filed a motion to modify the stay of discovery provided for under the Private Securities Litigation Reform Act. The court granted Plaintiff's motion, and we and certain other defendants filed a Petition for Writ of Mandamus in the Tenth Circuit Court of Appeals that was denied after oral argument on April 24, 2009.

    The lead plaintiff obtained an extension to file its consolidated amended complaint until May 4, 2009; defendants have 60 days from that date to answer or otherwise respond to the complaint.

    The lead plaintiff filed a consolidated amended complaint on May 4, 2009.  In that complaint, filed as a putative class action on behalf of all purchasers of our units from July 17, 2007 to July 17, 2008 (the “class period”), lead plaintiff asserts claims under the federal securities laws against us, our general partner, certain of our current and former officers and directors, certain underwriters in our initial and secondary public offerings, and certain entities who were investors in the Private Company and their individual representatives who served on the Private Company’s management committee. Among other allegations, the amended complaint alleges that our financial condition throughout the class period was dependent upon speculative commodities trading by the Private Company and its Chief Executive Officer, Thomas L. Kivisto, and that Defendants negligently and intentionally failed to disclose this speculative trading in our public filings during the class period. Specifically, the amended complaint alleges claims for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for damages and rescission with respect to all persons who purchased our units in the initial and secondary offerings, and also asserts claims under section 10b, Rule 10b-5, and section 20(a) of the Securities and Exchange Act of 1934. The amended complaint seeks certification as a class action under the Federal Rules of Civil Procedure, compensatory and rescissory damages for class members, pre-judgment interest, costs of court, and attorneys’ fees.

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

In March and April 2009, nine current or former executives of the Private Company and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against our general partner.  Their claims arise from our general partner’s Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”).  Most claimants allege that phantom units previously awarded to them vested upon the Change of Control that occurred in July 2008.  One claimant alleges that his phantom units vested upon his termination.  The claimants contend our general partner’s failure to deliver certificates for the phantom units within 60 days after vesting has caused them to be damaged, and they seek recovery of approximately $2 million in damages and penalties.  On April 30, 2009, all of the wage claims were dismissed on jurisdictional grounds by the Department of Labor.  Our general partner intends to vigorously defend these claims.

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

Risks Related to the Bankruptcy Filings

The Bankruptcy Filings may have a material adverse effect on our results of operations and our ability to make distributions to our unitholders.

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

As of the date of the Bankruptcy Filings, we were party to various agreements with the Private Company and its subsidiaries, including subsidiaries that are debtors in the Bankruptcy Cases.  Under the Throughput Agreement, we provided certain crude oil gathering, transportation, terminalling and storage services to a subsidiary of the Private Company that is a debtor in the Bankruptcy Cases.  Under the Terminalling Agreement, we provided certain liquid asphalt cement terminalling and storage services to a subsidiary of the Private Company that is a debtor in the Bankruptcy Cases.  For the nine months ended September 30, 2008 and the year ended December 31, 2008, we derived approximately 81% and approximately 73%, respectively, of our revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks, from services we provided to the Private Company and its subsidiaries.  Prior to the Order and the Settlement, the Private Company was obligated to pay us minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services were actually used by the Private Company.  The Order required the Private Company to make certain payments under the Throughput Agreement and Terminalling Agreement during a portion of the third quarter of 2008,  including the contractual minimum payments under the Terminalling Agreement.  In connection with the Settlement, we waived the fees due under the Terminalling Agreement during March 2009.  In addition, the Private Company rejected the Throughput Agreement and the Terminalling Agreement and we and the Private Company entered into the New Throughput Agreement and the New Terminalling Agreement.  We expect revenues from services provided to the Private Company under the New Throughput Agreement and New Terminalling Agreement to be substantially less than prior revenues from services provided to the Private Company as the new agreements are based upon actual volumes gathered, transported, terminalled and stored instead of certain minimum volumes and are at reduced rates when compared to the Throughput Agreement and Terminalling Agreement.  See “─The Private Company has rejected certain contracts it has with us as part of the Bankruptcy Cases, which could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.”

We have been pursuing opportunities to provide crude oil terminalling and storage services and crude oil gathering and transportation services to third parties.  Although average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from the Private Company, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, fourth quarter 2008 total revenues are approximately $8.2 million less than third quarter 2008 total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.  In addition, we have recently entered into leases and storage agreements with third parties relating to certain of our asphalt facilities.  The revenues that we will receive pursuant to these leases and storage agreements will be less than the revenues received under the Terminalling Agreement with the Private Company.

There can be no assurance that our efforts to increase the third party revenue will be successful.  In addition, certain third parties may be less likely to enter into business transactions with us due to the Bankruptcy Filings.  The Private Company may also choose to curtail its operations or liquidate its assets as part of the Bankruptcy Cases.  As a result, unless we are able to generate additional third party revenues, we will continue to experience lower volumes in our system which could have a material adverse effect on our results of operations and cash flows.

We may not be able to continue as a going concern.

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, though such an assumption may not be true.  We earned 81% of our revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks, for the nine months ended September 30, 2008 from the Private Company, which commenced the Bankruptcy Cases in July 2008, the effects of which are more fully described herein.  The Bankruptcy Cases, as well as other events and uncertainties related to the Bankruptcy Filings, raise substantial doubt about our ability to continue as a going concern.  While it is not feasible to predict the ultimate outcome of the events surrounding the Bankruptcy Cases, we have been and could continue to be materially and adversely affected by such events and we may be forced to make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the unaudited consolidated financial statements.

The Private Company has rejected certain contracts it has with us as part of the Bankruptcy Cases, which could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.

In connection with the Settlement, among other things, the Private Company rejected certain agreements, including the Terminalling Agreement, the Throughput Agreement and the Amended Omnibus Agreement (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Settlement with the Private Company”).  We may not be able to replace the volumes provided by the Private Company under these agreements and any contracts we make with third parties may be for prices that are less than those charged the Private Company under the Throughput Agreement and the Terminalling Agreement, which could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.

    We have recently entered into leases and storage agreements with third parties relating to 39 of our 46 asphalt facilities.  The revenues that we will receive pursuant to these leases and storage agreements will be less than the revenues received under the Terminalling Agreement with the Private Company.  Without sufficient revenues from our asphalt assets, we may be unable to meet the covenants, including the minimum liquidity, minimum EBITDA and minimum receipt requirements, under our credit agreement.  Any significant decrease in the amount of revenues that we receive from our liquid asphalt cement terminalling and storage operations could have a material adverse effect on our cash flows, financial condition and results of operations.

The Private Company may assert claims against us in the Bankruptcy Cases which could have a material adverse effect on our cash flows and ability to make distributions to our unitholders.

Pursuant to the Settlement, the Private Company released certain of its claims against us.  However, there may be other claims against us, that have not been released in connection with the Settlement.  If claims are identified, such claims may prompt the filing of lawsuits in the Bankruptcy Cases to seek monetary damages or to challenge or to seek to unwind transactions with us under the bankruptcy laws.  Such litigation may be expensive and, if successful, would have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our unitholders and the trading price of our common units.

We did not make a distribution for the second quarter, third quarter or fourth quarter of 2008 and the first quarter of 2009, do not expect to make a distribution for the second quarter of 2009 at this time and may not make distributions in the future.

We did not make a distribution to our common unitholders, subordinated unitholders or general partner attributable to the results of operations for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008 or March 31, 2009 due to the events of default under our credit agreement and the uncertainty of our future cash flows relating to the Bankruptcy Filings.  Our unitholders will be required to pay taxes on their share of our taxable income even though they did not receive a cash distribution for such periods.  In addition, we do not currently expect to make a distribution relating to the second quarter of 2009.  See “—Tax Risks to Common Unitholders—Our unitholders have been and will be required to pay taxes on their share of our taxable income even if they have not or do not receive any cash distributions from us.”  We distributed approximately $14.3 million to our unitholders for the three months ended March 31, 2008.  Pursuant to the Credit Agreement Amendment, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of September 30, 2008 and December 31, 2008, our leverage ratio was 4.34 to 1.00 and 4.83 to 1.00, respectively.  We are uncertain as to when, if ever, our leverage ratio will be below 3.50 to 1.00 and therefore we are uncertain as to when or if we may again make distributions to our unitholders.  Our partnership agreement provides that, during the subordination period, which we are currently in, our common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.

We are exposed to the credit risk of the Private Company and the material nonperformance by the Private Company could reduce our ability to make distributions to our unitholders.

In connection with the Settlement we entered into the New Terminalling Agreement, the New Throughput Agreement, the Shared Services Agreement and the Transition Services Agreement.  Pursuant to such agreements we continue to rely upon the Private Company for a portion of our revenues and to perform certain operational and administrative services for us.  The Private Company has defaulted under its credit facilities and its indenture relating to its senior notes.  Moody’s and Fitch Ratings have withdrawn their ratings of the Private Company due to the Bankruptcy Filings.  Any material nonperformance under the New Throughput Agreement, the New Terminalling Agreement, the Shared Services Agreement or the Transition Services Agreement by the Private Company could materially and adversely impact our results of operations and our ability to operate and make distributions to our unitholders. See “─The Private Company has rejected certain contracts it has with us as part of the Bankruptcy Cases, which could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.”

Though we have no indebtedness rated by any credit rating agency, we may have rated debt in the future. Credit rating agencies such as Moody’s and Fitch Ratings may consider the Private Company’s debt ratings when assigning ours, because of the Private Company’s ownership interest in us, the strong operational links between the Private Company and us, and our reliance on the Private Company for a portion of our revenues. Due to the Private Company’s default of its indebtedness and the uncertainty related to the Bankruptcy Filings, we could experience an increase in our borrowing costs or difficulty accessing capital markets if we are able to access them at all. Such a development could adversely affect our ability to grow our business and to make distributions to unitholders.

Prior to the Settlement, we did not have employees and relied solely on the employees of the Private Company.  We continue to rely upon the Private Company for certain operational and administrative services and may experience increased costs as we begin employing individuals directly associated with our operations.

As is the case with many publicly traded partnerships, we have not historically directly employed any persons responsible for managing or operating us or for providing services relating to day-to-day business affairs.  Pursuant to the Amended Omnibus Agreement, the Private Company operated our assets and performed other administrative services for us such as accounting, legal, regulatory, development, finance, land and engineering.  The events related to the Bankruptcy Filings terminated the Private Company’s obligations to provide services to us under the Amended Omnibus Agreement.  The Private Company continued to provide such services to us until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and we and the Private Company entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services.  In addition, in connection with the Settlement, we made offers of employment to certain individuals associated with our crude oil operations and expect to make additional offers of employment to certain individuals associated with our asphalt operations.  The costs to directly employ these individuals as well as the costs under the Shared Services Agreement and the Transition Services Agreement may be higher than those previously paid by us under the Amended Omnibus Agreement, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

In addition, in connection with the Settlement, we agreed to not solicit the Private Company’s employees for a year from the time of the Settlement.  In connection with the Bankruptcy Cases, the Private Company may reduce a substantial number of its employees or some of the Private Company’s employees may choose to terminate their employment with the Private Company, some of whom may currently be providing general and administrative and operating services to us under the Shared Services Agreement or the Transition Services Agreement.  Any reductions in critical personnel who provide services to us and any increased costs to replace such personnel could have a material adverse effect on our ability to conduct our business and our results of operations.

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

If the Private Company fails to make its payments under the New Throughput Agreement or the New Terminalling Agreement or otherwise fails to perform under the contracts we have with the Private Company, we may have potential claims against the Private Company’s bankruptcy estate.  In addition, we may also have additional claims against the Private Company that were not released in connection with the Settlement.  Any claims made by us against the Private Company in the Bankruptcy Cases will be subject to the claim allowance procedure provided in the Bankruptcy Code and Bankruptcy Rules.  If an objection is filed, the Bankruptcy Court would determine the extent to which any claim that is objected to is allowed and the priority of such claims.  We are uncertain regarding the ultimate amount of any potential damages for breaches of contract or other claims that we may be able to establish in the bankruptcy proceedings and we cannot predict the amounts, if any, that we will collect or the timing of any such collection, but such losses could be substantial and could have a material adverse effect on our ability to conduct our business and our results of operations.

In connection with the Settlement, the Private Company has rejected the Terminalling Agreement and the Throughput Agreement.  We have a $35 million unsecured claim relating to rejection of the Terminalling Agreement in the Bankruptcy Cases.  In addition, we have a $20 million unsecured claim against the Private Company relating to rejection of the Throughput Agreement (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Settlement with the Private Company”).

As a result of these items, our interests may be adverse to the Private Company’s interests.  The Private Company provides various administrative and operational services for us pursuant to the Shared Services Agreement and the Transition Services Agreement.  In addition, we rely upon the Private Company’s personnel for the implementation of certain of our internal controls.  The progress of the Bankruptcy Cases may influence the Private Company’s decision to continue providing any of these services, which could have a material adverse effect on our ability to conduct our business and results of operations.

We may experience significant costs in changing our name and trademark.

In connection with the Settlement, we and the Private Company entered into the Trademark Agreement, pursuant to which the Private Company granted us a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup” and the corresponding mark, until December 31, 2009, and the Private Company waived claims for infringement relating to such trade names and mark prior to the effective date of such Trademark Agreement (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Settlement with the Private Company”).  As such, we will be required to change our name and trademark upon or prior to the expiration of the Trademark Agreement.  The expenses associated with such a change may be significant, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

Without sufficient revenues from our asphalt assets, we may be unable to meet the covenants under our credit agreement.

Historically, we provided liquid asphalt cement terminalling and storage services to the Private Company pursuant to the Terminalling Agreement.  In connection with the Settlement, the Private Company rejected the Terminalling Agreement and we and the Private Company entered into the New Terminalling Agreement whereby we provide liquid asphalt cement terminalling and storage services to the Private Company in connection with its remaining asphalt inventory.  The New Terminalling Agreement has an initial term that ends on October 31, 2009 and the Private Company has agreed to remove all of its existing asphalt inventory no later than such date, and we expect that the Private Company may remove it much earlier than such date.  Also in connection with the Settlement, the Private Company transferred certain asphalt assets to us that were connected to our existing asphalt assets.

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

    We have recently entered into leases and storage agreements with third parties relating to certain of our asphalt facilities.  The revenues that we will receive pursuant to these leases and storage agreements will be less than the revenues received under the Terminalling Agreement with the Private Company.  Without sufficient revenues from our asphalt assets, we may be unable to meet the covenants, including the minimum liquidity, minimum EBITDA and minimum receipt requirements, under our credit agreement (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Settlement with the Private Company”).

Our future operations and cash flows are uncertain and may cause events of default under our credit agreement.

Our future operations and cash flows, especially those related to our asphalt operations, are uncertain.  The covenants and other requirements under our credit facility were designed using certain projections and assumptions relating to revenues, EBITDA and cash flows.  In addition, our interest expense has increased due to our entering into the Forbearance Agreement, as amended, and the Credit Agreement Amendment.  For example, the weighted average interest rate incurred by us during the three months ended September 30, 2008 was 7.04% resulting in interest expense of approximately $8.2 million as compared to a weighted average interest rate incurred by us of 7.72% during the three months ended December 31, 2008 resulting in interest expense of approximately $8.9 million.  This increased interest expense may have a material adverse effect on our cash flows and results of operations.  In addition, it is an event of default under the credit agreement if we do not file our delinquent quarterly and annual reports with the SEC by September 30, 2009, unless we retain new auditors, in which case such deadline is extended to December 31, 2009.

If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies, including taking the available cash in our bank accounts.  If an event of default exists and we are unable to obtain forbearance from our lenders or a waiver of the events of default under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.  We are also prohibited from making cash distributions to our unitholders while the events of default exist.  Certain lenders under our credit facility are also lenders under the Private Company’s credit facility.  The progress of the Private Company’s bankruptcy proceedings may influence the decisions of these lenders relating to our credit facility which could adversely affect us.

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

A hearing on motions for appointment as lead plaintiff was held in the Carson case on October 17, 2008.  At that hearing, the court granted a motion to consolidate the Carson and Maurer cases for pretrial proceedings, and the consolidated litigation is now pending as In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-CV-425-GKF-PJC. The court entered an order on October 27, 2008, granting the motion of Harvest Fund Advisors LLC to be appointed lead plaintiff in the consolidated litigation.  On January 23, 2009, the court entered a Scheduling Order providing, among other things, that the lead plaintiff may file a consolidated amended complaint within 70 days of the date of the order, and that defendants may answer or otherwise respond within 60 days of the date of the filing of a consolidated amended complaint.  On January 30, 2009, the lead plaintiff filed a motion to modify the stay of discovery provided for under the Private Securities Litigation Reform Act. The court granted Plaintiff's motion, and we and certain other defendants filed a Petition for Writ of Mandamus in the Tenth Circuit Court of Appeals that was denied after oral argument on April 24, 2009.

    The lead plaintiff obtained an extension to file its consolidated amended complaint until May 4, 2009; defendants have 60 days from that date to answer or otherwise respond to the complaint.

    The lead plaintiff filed a consolidated amended complaint on May 4, 2009.  In that complaint, filed as a putative class action on behalf of all purchasers of our units from July 17, 2007 to July 17, 2008 (the “class period”), lead plaintiff asserts claims under the federal securities laws against us, our general partner, certain of our current and former officers and directors, certain underwriters in our initial and secondary public offerings, and certain entities who were investors in the Private Company and their individual representatives who served on the Private Company’s management committee. Among other allegations, the amended complaint alleges that our financial condition throughout the class period was dependent upon speculative commodities trading by the Private Company and its Chief Executive Officer, Thomas L. Kivisto, and that Defendants negligently and intentionally failed to disclose this speculative trading in our public filings during the class period. Specifically, the amended complaint alleges claims for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for damages and rescission with respect to all persons who purchased our units in the initial and secondary offerings, and also asserts claims under section 10b, Rule 10b-5, and section 20(a) of the Securities and Exchange Act of 1934. The amended complaint seeks certification as a class action under the Federal Rules of Civil Procedure, compensatory and rescissory damages for class members, pre-judgment interest, costs of court, and attorneys’ fees.

We intend to vigorously defend these actions.  There can be no assurance regarding the outcome of the litigation.

In March and April 2009, nine current or former executives of the Private Company and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against our general partner.  Their claims arise from our general partner’s Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”).  Most claimants allege that phantom units previously awarded to them vested upon the Change of Control that occurred in July 2008.  One claimant alleges that his phantom units vested upon his termination.  The claimants contend our general partner’s failure to deliver certificates for the phantom units within 60 days after vesting has caused them to be damaged, and they seek recovery of approximately $2 million in damages and penalties.  On April 30, 2009, all of the wage claims were dismissed on jurisdictional grounds by the Department of Labor.  Our general partner intends to vigorously defend these claims.

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

We may experience increased losses as a result of waivers relating to the Private Company’s indemnification obligations.

In the Amended Omnibus Agreement and other agreements with the Private Company, the Private Company agreed to indemnify us for certain environmental and other claims relating to the crude oil and liquid asphalt cement assets that have been contributed to us.  In connection with the Settlement, we waived these claims and the Amended Omnibus Agreement and other relevant agreements, including the indemnification provisions therein, were rejected as part of the Bankruptcy Proceedings.  If we experience an environmental or other loss, we would experience increased losses which may have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and the ability to conduct our business.

Our common units were delisted from the Nasdaq and are currently quoted on the Pink Sheets, which may make buying or selling our common units more difficult.

Effective at the opening of business on February 20, 2009, our common units were delisted from Nasdaq due to our failure to timely file this Quarterly Report as well as our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  We filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 on March 23, 2008.  Our common units are currently traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol SGLP.PK.  The fact that our common units are not listed on a national securities exchange is likely to make trading such common units more difficult for broker-dealers, unitholders and investors, potentially leading to further declines in the price of our common units.  In addition, it may limit the number of institutional and other investors that will consider investing in our common units, which may have an adverse effect on the price of our common units.  It may also make it more difficult for us to raise capital in the future.

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

We and our general partner rely upon the Private Company for our personnel, including those related to implementation of ceratin of our internal controls and our disclosure controls and procedures.  Staff reductions by the Private Company or other departures by the Private Company’s employees that provide services to us could have a material adverse effect on internal controls and the effectiveness of our disclosure controls and procedures.  Ineffective internal controls could cause us to report inaccurate financial information or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

We may incur substantial costs as a result of events related to the Bankruptcy Filings and we may be unsuccessful in our efforts in effecting a sale of all or a portion of our assets.

Events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue other strategic opportunities has resulted in increased expense and we expect it to continue to result in increased expense due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Plan) increased by approximately $6.9 million and $7.5 million, or approximately 300% and 326%, to approximately $9.2 million for the third quarter of 2008 and $9.8 million for the fourth quarter of 2008, respectively, compared to $2.3 million in the second quarter of 2008.  We expect this increased level of general and administrative expenses to continue into 2009.  These increased costs may be substantial and could have a material adverse effect on our cash flows and results of operations.

In addition, we are currently pursuing various strategic alternatives for our business and assets including the possibility of entering into storage contracts with third party customers and the sale of all or a portion of our assets.  The uncertainty relating to the Bankruptcy Filings and the recent global market and economic conditions may make it more difficult to pursue other strategic opportunities or enter into storage contracts with third party customers.  If we are unable to contract with third parties or if our efforts to sell all or a portion of our assets are unsuccessful, it could have a material adverse effect on our cash flows, results of operations and ability to conduct our business.

We may not be able to raise sufficient capital to operate or grow our business.

As of May 22, 2009, we had an aggregate unused credit availability under our revolving credit facility and cash on hand of approximately $27.2 million. Pursuant to the Credit Agreement Amendment, our revolving credit facility is limited to $50.0 million.  In addition, if any of the financial institutions that support our revolving credit facility were to fail, we may not be able to find a replacement lender, which could negatively impact our ability to borrow under our revolving credit facility.  For instance, Lehman Brothers Commercial Bank is one of the lenders under our $50.0 million revolving credit facility, and Lehman Brothers Commercial Bank has agreed to fund approximately $2.5 million (approximately 5%) of the revolving credit facility.  On several occasions Lehman Brothers Commercial Bank has failed to fund revolving loan requests under our revolving credit facility, effectively limiting the aggregate amount of our revolving credit facility to $47.5 million.  Our ability to access capital markets may also be limited due to the Bankruptcy Filings and the related uncertainty of our future cash flows.  In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower that it otherwise would be due to our relationships with the Private Company.  The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets.  If we fail to raise additional capital or an event of default exists under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.  In addition, if we are unable to access the capital markets for acquisitions or expansion projects, it will have a material adverse effect on our results of operations and ability to conduct our business and may adversely effect the trading price of our common units.

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

Risks Related to Our Business

We depend upon the Private Company for a portion of our revenues and are therefore indirectly subject to the business risks of the Private Company.

Because we depend upon the Private Company for a portion of our revenues, we are indirectly subject to the business risks of the Private Company, many of which are similar to the business risks we face. In particular, these business risks include the following:

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

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.  These factors may have a material adverse effect on our ability to refinance our outstanding debt or, in the event we fail to comply with the covenants of the credit facility, to obtain a waiver of events of default under our credit agreement or to negotiate forbearance with our lenders.

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

Pursuant to the Credit Agreement Amendment, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of September 30, 2008 and December 31, 2008, our leverage ratio was 4.34 to 1.00 and 4.83 to 1.00, respectively. If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.  Even if we are permitted to make distributions under our credit agreement, we may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described in this section, including the Bankruptcy Filings.

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

Certain of our field and pipeline operating costs and expenses are fixed and do not vary with the volumes we gather and transport. These costs and expenses may not decrease ratably or at all should we experience a reduction in our volumes gathered or transmitted by our gathering and transportation operations. As a result, we may experience declines in our margin and profitability if our volumes decrease.  Due to events related to the Bankruptcy Filings, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, fourth quarter 2008 total revenues are approximately $8.2 million less than third quarter 2008 total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.  Our future total revenues may be further impacted because, in connection with the Settlement, the Private Company rejected the Terminalling Agreement and the Throughput Agreement and we and the Private Company entered into the New Throughput Agreement and the New Terminalling Agreement.  We expect revenues from services provided to the Private Company under the New Throughput Agreement and New Terminalling Agreement to be substantially less than prior revenues from services provided to the Private Company as the new agreements are based upon actual volumes gathered, transported, terminalled and stored instead of certain minimum volumes and are at reduced rates when compared to the Throughput Agreement and Terminalling Agreement (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Settlement with the Private Company”).

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

Our debt levels under the credit agreement may limit our ability to make distributions and our flexibility in obtaining additional financing and in pursuing other business opportunities.

Our level of debt under the credit facility could have important consequences for us, including the following:

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

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Our ability to service debt under our credit facility also will depend on market interest rates, since the interest rates applicable to our borrowings will fluctuate with the London Interbank Offered Rate, or LIBOR, or the prime rate, and are higher due to the Forbearance Agreement, as amended, and the Credit Agreement Amendment. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms, or at all.

Restrictions in our credit facility may prevent us from engaging in some beneficial transactions or paying distributions to our unitholders.

Our credit facility contains covenants limiting our ability to make distributions to unitholders so long as an event of default exists under the credit agreement or if our leverage ratio exceeds 3.50 to 1.00. In addition, our credit facility contains various covenants that limit, among other things, our ability to incur indebtedness, make capital expenditures, grant liens or enter into a merger, consolidation or sale of assets. Furthermore, our credit facility contains covenants requiring us to maintain certain financial ratios and tests. Any subsequent refinancing of our current debt may have similar or greater restrictions. Please see “—Risks Related to the Bankruptcy Filings— Our future operations and cash flows are uncertain and may cause events of default under our credit agreement” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If we borrow funds to make our quarterly distributions, our ability to pursue acquisitions and other business opportunities may be limited and our operations may be materially and adversely affected.

Available cash for the purpose of making distributions to unitholders includes working capital borrowings. If we borrow funds to pay one or more quarterly distributions, such amounts will incur interest and must be repaid in accordance with the terms of our credit facility. Currently we are prohibited from paying distributions to our unitholders due to our failure to maintain a leverage ratio that is less than 3.50 to 1.00, as required by our credit agreement.  In addition, any amounts borrowed for distributions to our unitholders will reduce the funds available to us for other purposes under our credit facility, including amounts available for use in connection with acquisitions and other business opportunities.  If we are unable to pursue our growth strategy due to our limited ability to borrow funds, our operations may be materially and adversely affected.

We face intense competition in our gathering, transportation, terminalling and storage activities. Competition from other providers of crude oil gathering, transportation, terminalling and storage services that are able to supply our customers with those services at a lower price could reduce our ability to make distributions to our unitholders.

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

In addition, the Private Company owns midstream assets and may engage in competition with us. If we are unable to compete with services offered by other midstream enterprises, including the Private Company, our ability to make distributions to our unitholders may be adversely affected.

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

The construction of additions or modifications to our existing assets, and the construction of new assets, involves numerous regulatory, environmental, political, legal and operational uncertainties and requires the expenditure of significant amounts of capital. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. Moreover, we may construct facilities to capture anticipated future growth in demand in a market in which such growth does not materialize.  We acquired certain pipeline and related assets, including a 130-mile, 8-inch pipeline that originates in Ardmore, Oklahoma and terminates in Drumright, Oklahoma from the Private Company in May 2008.  We have suspended capital expenditures on this pipeline due to the continuing impact of the Bankruptcy Filings.  Management currently intends to put the asset into service by late 2009 or early 2010 and is exploring various alternatives to complete the project.

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

Some of our contract-based revenues from customers are generated under contracts with terms which allow the customer to reduce or suspend performance under the contract in specified circumstances, such as the occurrence of a catastrophic event to our or the customer’s operations. The occurrence of an event which results in a material reduction or suspension of our customer’s performance could reduce our ability to make distributions to our unitholders.

Many of our contracts with customers for producer field services have terms of one year or less. As these contracts expire, they must be extended and renegotiated or replaced. We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. In particular, our ability to extend or replace contracts could be harmed by numerous competitive factors, such as those described above under “—We face intense competition in our gathering, transportation, terminalling and storage activities. Competition from other providers of crude oil gathering, transportation, terminalling and storage services that are able to supply our customers with those services at a lower price could reduce our ability to make distributions to our unitholders.” Additionally, we may incur substantial costs if modifications to our terminals are required in order to attract substitute customers or provide alternative services. If we cannot successfully renew significant contracts or must renew them on less favorable terms, or if we incur substantial costs in modifying our terminals, our revenues from these arrangements could decline and our ability to make distributions to our unitholders could suffer.

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

Manchester is a creditor under a loan agreement with SemGroup Holdings, which is a subsidiary of the Private Company.  This loan is secured by our subordinated units and incentive distribution rights and the membership interests in our general partner, owned by SemGroup Holdings.  On July 18, 2008, Manchester and Alerian declared an event of default under the loan agreement and exercised their right under a pledge agreement with SemGroup Holdings to direct the vote of the membership interests of our general partner.  Manchester and Alerian exercised these voting rights to reconstitute our general partner’s board of directors.  On March 20, 2009, Alerian transferred its interest in the Holdings Credit Agreements to Manchester.  Manchester may have business interests that are different from the business interests of our common unitholders.

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

Neither our partnership agreement nor any other agreement with the Private Company prohibits the Private Company or any successor to the Private Company or acquirer of its assets from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, the Private Company or any successor to the Private Company or acquirer of its assets may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets.  As a result, competition from the Private Company or any successor to the Private Company or acquirer of its assets could adversely impact our results of operations and cash available for distribution.

Cost reimbursements due to our general partner and its affiliates for services provided, which are determined by our general partner, may be substantial and will reduce our cash available for distribution to our unitholders.

Pursuant to our partnership agreement, the Private Company receives reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services may be substantial and reduce the amount of cash available for distribution to unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated under our partnership agreement to reimburse or indemnify our general partner. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments would reduce the amount of cash otherwise available for distribution to our unitholders. Please see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements Related to Our Acquisition of the Asphalt Assets—Amended Omnibus Agreement” in our 2007 Form 10-K.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or our general partner’s board of directors, and have no right to elect our general partner or our general partner’s board of directors on an annual or other continuing basis. The present board of directors of our general partner was chosen by Manchester pursuant to its rights under the Holdings Credit Agreements to direct the vote of the membership interests of our general partner.  Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Amendments to our partnership agreement may be proposed only by or with the consent of our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of the Private Company, the owner of our general partner, from transferring all or a portion of its ownership interest in our general partner to a third party, or Manchester from transferring all or a portion of its loan interest voting rights in the general partner, to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby influence the decisions made by the board of directors and officers.

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

Executive officers and directors of our general partner beneficially own an aggregate of 575,970 common units and the Private Company indirectly owns 12,570,504 subordinated units, although such units are collateral to a loan between SemGroup Holdings and Manchester. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. The sale of these units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Because our unitholders are treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, they will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, even if our unitholders receive no cash distributions from us. In this regard, we did not pay a distribution to our unitholders for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008 or March 31, 2009.  In addition, we do not expect to make a distribution relating to the second quarter of 2009 and may not be able to make distributions in the future.  Thus, our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes.  If less than 90% of the gross income of a publicly traded partnership, such as us, for any taxable year is “qualifying income” from sources such as the transportation, marketing (other than to end users), or processing of crude oil, natural gas or products thereof, interest, dividends or similar sources, that partnership will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years.  In this regard, because the income we earn from the Private Company is “qualifying income” any material reduction or elimination of that income, or any amendment to certain contracts with the Private Company which change the nature of the services provided or the income generated thereunder, may cause our remaining “qualifying income” to constitute less than 90% of our gross income.  As a result, we could become taxable as a corporation for federal income tax purposes, unless we were to transfer the businesses that generate non-qualifying income to one or more subsidiaries taxed as corporations and pay entity level income taxes on such non-qualifying income.  The IRS has not provided any ruling to us on this matter.

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

Current law may change, so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways  to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, beginning in 2008 we will be required to pay annually a Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas with respect to the prior year.  As of September 30, 2008, we paid $141,000 representing our estimated tax liability related to our 2007 gross income apportioned to Texas.  Imposition of such a tax on us by Texas and, if applicable, by any other state will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

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

Due to events related to the Bankruptcy Filings, events of default occurred under our credit agreement.  Effective on September 18, 2008, we and the requisite lenders under our credit facility entered into the Forbearance under which the lenders agreed, subject to specified limitations and conditions, to forbear from exercising their rights and remedies arising from the defaults and events of default described therein for the Forbearance Period, which was subsequently extended pursuant to the First Forbearance Amendment, the Second Forbearance Amendment and the Third Forbearance Amendment.

We, our subsidiaries that are guarantors of the obligations under the credit facility, Wachovia Bank, National Association, as Administrative Agent, and the requisite lenders under our credit agreement entered into the Credit Agreement Amendment under which, among other things, the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.

Prior to the execution of the Forbearance Agreement, the credit agreement was comprised of a $350 million revolving credit facility and a $250 million term loan facility.  The Forbearance Agreement permanently reduced our revolving credit facility under the credit agreement from $350 million to $300 million and prohibited us from borrowing additional funds under our revolving credit facility during the Forbearance Period.   Under the Forbearance Agreement, we agreed to pay the lenders executing the Forbearance Agreement a fee equal to 0.25% of the aggregate commitments under the credit agreement after giving effect to the above described commitment reduction.  The Second Forbearance Amendment further permanently reduced our revolving credit facility under the credit agreement from $300 million to $220 million.  In addition, under the Second Forbearance Amendment, we agreed to pay the lenders executing the Second Forbearance Amendment a fee equal to 0.375% of the aggregate commitments under the credit agreement after the above described commitment reduction.  Under the Third Forbearance Amendment, we agreed to pay a fee equal to 0.25% of the aggregate commitments under the credit agreement after the above described commitment reduction.  The amendments to the Forbearance Agreement prohibited us from borrowing additional funds under our revolving credit facility during the extended Forbearance Period.

The Credit Agreement Amendment subsequently further permanently reduced our revolving credit facility under the credit agreement from $220 million to $50 million, and increased the term loan facility from $250 million to $400 million.  Upon the execution of the Credit Agreement Amendment, $150 million of our outstanding revolving loans were converted to term loans and we became able to borrow additional funds under our revolving credit facility.  Pursuant to the Credit Agreement Amendment, the credit facility and all obligations thereunder will mature on June 30, 2011.  Under the Credit Agreement Amendment, we agreed to pay the lenders executing the Credit Agreement Amendment a fee equal to 2.00% of the aggregate commitments under the credit agreement after the above described commitment reduction, offset by the fee paid pursuant to the Third Forbearance Amendment.  As of May 22, 2009, we had $423.4 million in outstanding borrowings under our credit facility (including $23.4 million under our revolving credit facility and $400.0 million under our term loan facility) with an aggregate unused credit availability under our revolving credit facility and cash on hand of approximately $27.2 million. Pursuant to the Credit Agreement Amendment, our revolving credit facility is limited to $50.0 million.  If any of the financial institutions that support our revolving credit facility were to fail, we may not be able to find a replacement lender, which could negatively impact our ability to borrow under our revolving credit facility.  For instance, Lehman Brothers Commercial Bank is one of the lenders under our $50.0 million revolving credit facility, and Lehman Brothers Commercial Bank has agreed to fund approximately $2.5 million (approximately 5%) of the revolving credit facility.  On several occasions Lehman Brothers Commercial Bank has failed to fund revolving loan requests under our revolving credit facility, effectively limiting the aggregate amount of our revolving credit facility to $47.5 million.

Prior to the events of default, indebtedness under the credit agreement bore interest at our option, at either (i) the higher of the Base rate, plus an applicable margin that ranges from 0.50% to 1.75%, depending on our total leverage ratio and senior secured leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.50% to 2.75%, depending upon our total leverage ratio and senior secured leverage ratio.  During the Forbearance Period indebtedness under the credit agreement bore interest at our option, at either (i) the Base rate, plus an applicable margin that ranges from 2.75% to 3.75%, depending upon our total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 4.25% to 5.25%, depending upon our total leverage ratio.  Pursuant to the Second Forbearance Amendment, commencing on December 12, 2008, indebtedness under the credit agreement bore interest at our option, at either (i) the Base rate plus 5.0% per annum, with a Base rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.

After giving effect to the Credit Agreement Amendment, amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the base rate plus 5.50% per annum, with a base rate floor of 4.00% per annum.  We now pay a fee of 1.50% on unused commitments under our revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility, as amended by the Credit Agreement Amendment, now requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.

During the three months ended September 30, 2008, the weighted average interest rate incurred by us was 7.04% resulting in interest expense of approximately $8.2 million.  During the three months ended December 31, 2008, the weighted average interest rate incurred by us was 7.72% resulting in interest expense of approximately $8.9 million.

Among other things, our credit facility, as amended by the Credit Agreement Amendment, now requires us to make (i) minimum quarterly amortization payments on March 31, 2010 in the amount of $2.0 million, June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity raises and (v) annual prepayments with 50% of excess cash flow.  Our credit facility, as amended by the Credit Agreement Amendment, prohibits us from making draws under the revolving credit facility if we would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.

Under the credit agreement, we are subject to certain limitations, including limitations on our ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of our assets (other than the sale or other disposition of the assets of the asphalt business, provided that such disposition is at arm’s length to a non-affiliate for fair market value in exchange for cash and the proceeds of the disposition are used to pay down outstanding loans), businesses and operations, materially alter the character of our business, and make acquisitions, investments and capital expenditures.  The credit agreement prohibits us from making distributions of available cash to our unitholders if any default or event of default (as defined in the credit agreement) exists.  The credit agreement, as amended by the Credit Agreement Amendment, requires us to maintain a leverage ratio (the ratio of our consolidated funded indebtedness to our consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each month for the twelve month period ending on the date of determination, that ranges on a monthly basis from not more than 5.50 to 1.00 to not more than 9.75 to 1.00.  In addition, pursuant to the Credit Agreement Amendment, our ability to make acquisitions and investments in unrestricted subsidiaries is limited and we may only make distributions if our leverage ratio is less than 3.50 to 1.00 and certain other conditions are met.  As of September 30, 2008 and December 31, 2008, our leverage ratio was 4.34 to 1.00 and 4.83 to 1.00, respectively. If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.

The credit agreement, as amended by the Credit Agreement Amendment, also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as defined in the credit agreement) that ranges on a monthly basis from not less than 2.50 to 1.00 to not less than 1.00 to 1.00. As of September 30, 2008 and December 31, 2008, our interest coverage ratio was 4.95 to 1.00 and 3.60 to 1.00, respectively.

Further, we are required to maintain a minimum monthly consolidated adjusted EBITDA for the prior twelve months ranging from $45.4 million to $82.9 million as determined at the end of each month.  In addition, capital expenditures are limited to $12.5 million in 2009, $8.0 million in 2010 and $4.0 million in the six months ending June 30, 2011.

The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, a change of control of us or our general partner, and other customary defaults.  In addition, it is an event of default under the credit agreement if we do not file our delinquent quarterly and annual reports with the SEC by September 30, 2009, unless we retain new auditors, in which case such deadline is extended to December 31, 2009.  If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies, including taking available cash in our bank accounts.  If an event of default exists and we are unable to obtain forbearance from our lenders or a waiver of the events of default under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.  We are also prohibited from making cash distributions to our unitholders while the events of default exist.

We used interest rate swap agreements to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. See Note 4 of the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for a description of these interest rate swaps.   The interest rate swap agreements contain cross-default provisions to events of default under the credit agreement.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and we have recorded a $1.5 million liability as of September 30, 2008 with respect to these positions.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SemGroup Energy Partners, L.P.

	By:	SemGroup Energy Partners G.P., L.L.C. its General Partner

Date: May 27, 2009	By:	/s/ Alex G. Stallings
Alex G. Stallings Chief Financial Officer and Secretary

Date: May 27, 2009	By:	/s/ James R. Griffin
James R. Griffin Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number		Exhibit Name
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

10.2
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

10.3
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

10.4
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

10.5
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

10.6
Consent, Waiver and Amendment to Credit Agreement, dated as of April 7, 2009, by and among SemGroup Energy Partners, L.P., as Borrower, SemGroup Energy Partners G.P., L.L.C., SemGroup Energy Partners Operating, L.L.C., SemMaterials Energy Partners, L.L.C., SemGroup Energy Partners, L.L.C., SemGroup Crude Storage, L.L.C., SemPipe, L.P., SemPipe G.P., L.L.C. and SGLP Management, Inc., as Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.14 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.7
Amendment to the SemGroup Energy Partners G.P., L.L.C. Long Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).

10.8		Form of Director Restricted Common Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).

10.9		Form of Director Restricted Subordinated Unit Agreement (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).

10.10		Term Sheet, dated as of March 6, 2009 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on March 10, 2009, and incorporated herein by reference).

10.11
Master Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among by and among SemGroup, L.P., SemManagement, L.L.C., SemOperating G.P., L.L.C., SemMaterials, L.P., K.C. Asphalt, L.L.C., SemCrude, L.P., Eaglwing, L.P., SemGroup Holdings, L.P., SemGroup Energy Partners, L.P., SemGroup Energy Partners G.P., L.L.C., SemGroup Energy Partners Operating, L.L.C., SemGroup Energy Partners, L.L.C., SemGroup Crude Storage, L.L.C., SemPipe, L.P., SemPipe G.P., L.L.C., SGLP Management, Inc. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.12
Shared Services Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemGroup Energy Partners, L.P., SemGroup Energy Partners, L.L.C., SemGroup Crude Storage, L.L.C., SemPipe G.P., L.L.C., SemPipe, L.P., SemCrude, L.P. and SemManagement, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.13
Transition Services Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemGroup Energy Partners, L.P., SemGroup Energy Partners, L.L.C., SemGroup Crude Storage, L.L.C., SemPipe G.P., L.L.C., SemPipe, L.P., SemMaterials Energy Partners, L.L.C., SGLP Asphalt L.L.C., SemCrude, L.P., SemGroup, L.P., SemMaterials, L.P. and SemManagement, L.L.C. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.14
Contribution, Conveyance, Assignment and Assumption Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemMaterials, L.P., K.C. Asphalt, L.L.C., SGLP Asphalt, L.L.C. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.15
Membership Interest Transfer Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemMaterials, L.P. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.16
Throughput Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemGroup Energy Partners, L.L.C. and SemCrude, L.P. (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.17
Terminalling and Storage Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemMaterials Energy Partners, L.L.C. and SemMaterials, L.P. (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.18
Access and Use Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemMaterials, L.P. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.19
Trademark License Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemGroup, L.P., SemMaterials, L.P. and SemGroup Energy Partners, L.P. (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.20
Office Lease, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemGroup Energy Partners, L.L.C. and SemCrude, L.P. (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.21
Building Lease, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemGroup Energy Partners, L.L.C. and SemCrude, L.P. (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.22
Mutual Easement Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, among SemCrude, L.P., SemGroup Energy Partners, L.L.C., and SemGroup Crude Storage, L.L.C. (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.23
Pipeline Easement Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among White Cliffs Pipeline, L.L.C., SemGroup Energy Partners, L.L.C., and SemGroup Crude Storage, L.L.C. (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

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