Form 10-Q
period 2009-03-31
SemGroup Energy Partners, L.P.
filed 2009-08-07
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number 001-33503

SEMGROUP ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8536826 (IRS Employer Identification No.)

Two Warren Place 6120 South Yale Avenue, Suite 500 Tulsa, Oklahoma 74136 (Address of principal executive offices, zip code) Registrant’s telephone number, including area code: (918) 237-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer               ☐                                                                                                                Accelerated filer       ☒
Non-accelerated filer     ☐(Do not check if a smaller reporting company)                           Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of July 31, 2009, there were 21,557,309 common units and 12,570,504 subordinated units outstanding.

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31, 2008	As of March 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,785	$34,507
Accounts receivable, net of allowance for doubtful accounts of $554 for both dates	8,342	7,828
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	18,912	19,426
Prepaid insurance	2,256	1,659
Other current assets	1,811	2,201
Total current assets	60,106	65,621
Property, plant and equipment, net of accumulated depreciation of $80,277 and $85,863 at December 31, 2008 and March 31, 2009, respectively	284,489	280,151
Goodwill	6,340	6,340
Debt issuance costs	1,956	491
Intangibles and other assets, net	1,750	1,640
Total assets	$354,641	$354,243
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$2,610	$2,093
Payables to related parties	20,134	22,128
Accrued interest payable	175	—
Accrued property taxes payable	1,951	1,190
Interest rate swap settlements payable	1,505	1,533
Unearned revenue	2,765	1,010
Accrued payroll	170	2,823
Other accrued liabilities	2,753	2,814
Current portion of capital lease obligations	866	746
Total current liabilities	32,929	34,337
Long-term debt	448,100	448,100
Long-term capital lease obligations	255	89
Commitments and contingencies (Notes 4, 9 and 12)
Partners’ capital (deficit):
Common unitholders (21,557,309 units issued and outstanding for both dates)	481,007	479,980
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(284,332)	(284,930)
General partner interest (2.0% interest with 690,725 general partner units outstanding for both dates)	(323,318)	(323,333)
Total Partners’ capital (deficit)	(126,643)	(128,283)
Total liabilities and Partners’ capital (deficit)	$354,641	$354,243

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Three Months Ended March 31,
	2008	2009
	(unaudited)
Service revenue:
Third party revenue	$4,624	$24,110
Related party revenue	35,590	18,060
Total revenue	40,214	42,170
Expenses:
Operating	22,266	22,213
General and administrative	3,010	8,707
Total expenses	25,276	30,920
Operating income	14,938	11,250
Other expenses:
Interest expense	5,089	12,849
Income (loss) before income taxes	9,849	(1,599)
Provision for income taxes	91	61
Net income (loss)	$9,758	$(1,660)
Allocation of net income (loss) to limited and subordinated partners:
General partner interest in net income (loss)	$509	$(33)
Net income (loss) allocable to limited and subordinated partners	$9,249	$(1,627)

Basic and diluted net income (loss) per common unit	$0.30	$(0.05)
Basic and diluted net income (loss) per subordinated unit	$0.30	$(0.05)

Weighted average common units outstanding - basic and diluted	17,345	21,557
Weighted average subordinated partners’ units outstanding - basic and diluted	12,571	12,571

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2008	$481,007	$(284,332)	$(323,318)	$(126,643)
Net loss	(1,028)	(599)	(33)	(1,660)
Equity-based incentive compensation	1	1	—	2
Consideration paid in excess of historical cost of assets acquired from Private Company	—	—	18	18
Balance, March 31, 2009	$479,980	$(284,930)	$(323,333)	$(128,283)

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2008	2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$9,758	$(1,660)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,013	5,741
Amortization of debt issuance costs	99	2,867
Unrealized loss related to interest rate swaps	2,157	—
(Gain) loss on sale of assets	20	(37)
Equity-based incentive compensation	674	2

Changes in assets and liabilities:
Decrease in accounts receivable	270	514
Decrease (increase) in receivables from related parties	8,563	(514)
Decrease (increase) in prepaid insurance	(129)	597
Increase in other current assets	(372)	(390)
Decrease (increase) in other assets	(176)	36
Increase (decrease) in accounts payable	819	(581)
Increase (decrease) in payables to related parties	(377)	1,994
Increase (decrease) in accrued interest payable	184	(175)
Increase (decrease) in accrued property taxes	241	(761)
Increase in interest rate swap settlements payable	—	28
Decrease in unearned revenue	—	(1,755)
Increase in accrued payroll	—	2,653
Increase in other accrued liabilities	148	61
Net cash provided by operating activities	25,892	8,620
Cash flows from investing activities:
Acquisition of assets from Private Company	(379,289)	—
Capital expenditures	(1,208)	(1,247)
Proceeds from sale of assets	41	37
Net cash used in investing activities	(380,456)	(1,210)
Cash flows from financing activities:
Debt issuance costs	(1,874)	(1,402)
Payments on capital lease obligations	(327)	(286)
Borrowings under credit facility	256,000	—
Payments under credit facility	(50,600)	—
Proceeds from equity issuance, net of offering costs	161,238	—
Distributions paid	(9,443)	—
Net cash provided by (used in) financing activities	354,994	(1,688)
Net increase in cash and cash equivalents	430	5,722
Cash and cash equivalents at beginning of period	416	28,785
Cash and cash equivalents at end of period	$846	$34,507
Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(177)	$64

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

SemGroup Energy Partners, L.P. and subsidiaries (the “Partnership”) is a publicly traded master limited partnership with operations in twenty-three states. The Partnership provides integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and liquid asphalt cement. The Partnership manages its operations through three operating segments: (i) crude oil terminalling and storage services; (ii) crude oil gathering and transportation services and (iii) asphalt services. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

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

On July 22, 2008, the Private Company and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS.   The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (the “Bankruptcy Cases”). None of the Partnership, its general partner, the subsidiaries of the Partnership nor the subsidiaries of the Partnership’s general partner were party to the Bankruptcy Filings.  See Notes 4, 7 and 12 for a discussion of the impact of the Bankruptcy Filings and related events upon the Partnership.

For the three months ended March 31, 2009, the Partnership derived approximately 42% of its revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks, from services it provided to the Private Company.

2.	BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  Prior to consummating the Settlement (as defined below in Note 12), events of default existed under the Partnership’s credit facility, including during the quarter ended March 31, 2009.  As discussed in Notes 4 and 12 to the financial statements, the Partnership entered into the Credit Agreement Amendment (as defined below in Note 4) under which, among other things, the lenders under the Partnership’s credit facility consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement (as defined below in Note 4) and amendments thereto.  However, the Partnership continues to face uncertainty relating to its ability to comply with certain financial covenants specified in its credit facility, its exposure and sensitivity to interest rate risks given the materiality of its borrowings under its credit facility, and uncertainties related to securities and other litigation as discussed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2009 (the “2008 Form 10-K”) and as discussed in Note 12.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 12.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).

Due to the previous common control of the Private Company and the Partnership, the acquisitions of fixed assets from the Private Company at or following the closing of the Partnership's initial public offering and prior to the Change of Control (as defined below) in July 2008 were recorded at the historical cost of the Private Company.  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

Prior to the close of its initial public offering in July 2007, the Partnership entered into a Throughput Agreement with the Private Company under which the Partnership provided crude oil gathering and transportation and terminalling and storage services to the Private Company.  In connection with its February 2008 purchase of the Acquired Asphalt Assets, the Partnership entered into a Terminalling Agreement with the Private Company under which the Partnership provided liquid asphalt cement terminalling and storage and throughput services to the Private Company (see Note 7).  In connection with the Settlement, the Private Company rejected the Throughput Agreement and the Terminalling Agreement as part of the Bankruptcy Cases.

Prior to the close of its initial public offering in July 2007, the Partnership entered into an Omnibus Agreement with the Private Company under which the Partnership reimbursed the Private Company for the provision of various general and administrative services for the Partnership’s benefit.  The Omnibus Agreement was amended and restated in conjunction with the purchase of the Acquired Asphalt Assets in February 2008 (the “Amended Omnibus Agreement”) (see Note 7).  The events related to the Bankruptcy Filings terminated the Private Company’s obligations to provide services to the Partnership under the Amended Omnibus Agreement.  The Private Company continued to provide such services to the Partnership until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and the Private Company and the Partnership entered into the Shared Services Agreement (as defined below in Note 12) and the Transition Services Agreement (as defined below in Note 12) relating to the provision of such services (see Note 12).

The Bankruptcy Filings and the events related thereto have had a significant impact upon the Partnership’s business and results of operations and may in the future impact it in various ways.  These items include, among others: (i) the reconstitution of the Board and management in connection with a change of control that occurred in July 2008 (the “Change of Control”), (ii) the events of default that were triggered under the Partnership’s credit facility, the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment that the Partnership entered into in order to waive such events of default, (iii) the uncertainty relating to and the rebuilding of the Partnership’s business to provide services to and derive revenues from third parties instead of relying upon the Private Company for substantially all of its revenues, (iv) the hiring of certain operational employees in connection with the Settlement and the rejection of the Amended Omnibus Agreement, (v) becoming a party to securities and other litigation as well as governmental investigations, (vi) being delisted from the Nasdaq Global Market, (vii) failing to make distributions for the second, third and fourth quarters of 2008 and the first and second quarters of 2009, and the expectation that the Partnership will not make a distribution for the third quarter of 2009, (viii) experiencing increased general and administrative expenses due to the costs related to legal and financial advisors as well as other related costs, (ix) experiencing increased interest expense as a result of the Forbearance Agreement and amendments thereto, (x) the entering into the Settlement with the Private Company and (xi) uncertainty related to future taxation as a result of the transactions described above.  Certain of these items are discussed in more detail below.  In addition, please see “Item 15. Exhibits, Financial Schedules” and the Consolidated Financial Statements included therein in the 2008 Form 10-K for a further discussion of the impact of the Bankruptcy Filings upon the Partnership’s business.

The statements of operations for the three months ended March 31, 2008 and 2009 and the statements of cash flows for the three months ended March 31, 2008 and 2009 are unaudited. In the opinion of management, the unaudited interim financial statements have been prepared on the same bases as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the 2008 Form 10-K.  Interim financial results are not necessarily indicative of the results to be expected for an annual period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2008	March 31, 2009
Land		$15,065	$15,065
Land improvements	10-20	5,366	5,366
Pipelines and facilities	5-31	95,010	95,485
Storage and terminal facilities	10-35	166,950	166,967
Transportation equipment	3-10	24,744	24,662
Office property and equipment and other	3-31	19,972	20,194
Construction-in-progress		37,659	38,275
Property, plant and equipment, gross		364,766	366,014
Accumulated depreciation		(80,277)	(85,863)
Property, plant and equipment, net		$284,489	$280,151

Property, plant and equipment includes assets under capital leases of $1.2 million and $0.9 million, net of accumulated depreciation of $5.3 million and $5.6 million at December 31, 2008 and March 31, 2009, respectively. All capital leases relate to the transportation equipment asset category.  At March 31, 2009, $37.1 million of construction-in-progress consists of the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that was acquired by the Partnership from the Private Company on May 12, 2008.  The Partnership has suspended capital expenditures on this pipeline due to the continuing impact of the Bankruptcy Filings (see Note 2).  Management currently intends to put the asset into service in early 2010 and is exploring various alternatives to complete the project.

Depreciation expense for the three months ended March 31, 2008 and March 31, 2009 was $3.9 million and $5.7 million, respectively.

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

Due to events related to the Bankruptcy Filings, events of default occurred under the Partnership’s credit agreement (see Note 12).  Effective on September 18, 2008, the Partnership and the requisite lenders under its credit facility entered into a Forbearance Agreement and Amendment to Credit Agreement (the “Forbearance Agreement”) under which the lenders agreed, subject to specified limitations and conditions, to forbear from exercising their rights and remedies arising from the Partnership’s defaults and events of default described therein for the period commencing on September 18, 2008 and ending on the earliest of (i) December 11, 2008, (ii) the occurrence of any default or event of default under the credit agreement other than certain defaults and events of default indicated in the Forbearance Agreement, or (iii) the failure of the Partnership to comply with any of the terms of the Forbearance Agreement (the “Forbearance Period”).  On December 11, 2008, the lenders agreed to extend the Forbearance Period until December 18, 2008 pursuant to a First Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “First Forbearance Amendment”), on December 18, 2008, the lenders agreed to extend the Forbearance Period until March 18, 2009 pursuant to a Second Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “Second Forbearance Amendment”), and on March 18, 2009, the lenders agreed to further extend the Forbearance Period until April 8, 2009 pursuant to a Third Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “Third Forbearance Amendment”).

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership, its subsidiaries that are guarantors of the obligations under the credit facility, Wachovia Bank, National Association, as Administrative Agent, and the requisite lenders under the Partnership’s credit agreement entered into the Consent, Waiver and Amendment to Credit Agreement (the “Credit Agreement Amendment”), dated as of April 7, 2009, under which, among other things, the lenders consented to the Settlement (see Note 12) and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.

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

The Credit Agreement Amendment subsequently further permanently reduced the Partnership’s revolving credit facility under the credit agreement from $220 million to $50 million, and increased the term loan facility from $250 million to $400 million.  Upon the execution of the Credit Agreement Amendment, $150 million of the Partnership’s outstanding revolving loans were converted to term loans and the Partnership became able to borrow additional funds under its revolving credit facility.  Substantially all of the Partnership’s assets are pledged as collateral under the Credit Agreement.  Pursuant to the Credit Agreement Amendment, the credit facility and all obligations thereunder will mature on June 30, 2011.  As of July 31, 2009, the Partnership had an aggregate unused credit availability under its revolving credit facility of approximately $27.9 million.  Pursuant to the Credit Agreement Amendment, the Partnership’s revolving credit facility is limited to $50.0 million.  If any of the financial institutions that support the Partnership’s revolving credit facility were to fail, it may not be able to find a replacement lender, which could negatively impact its ability to borrow under its revolving credit facility.  For instance, Lehman Brothers Commercial Bank is one of the lenders under the Partnership’s $50.0 million revolving credit facility, and Lehman Brothers Commercial Bank has agreed to fund approximately $2.5 million (approximately 5%) of the revolving credit facility.  On several occasions Lehman Brothers Commercial Bank has failed to fund revolving loan requests under the Partnership’s revolving credit facility, effectively limiting the aggregate amount of the Partnership’s revolving credit facility to $47.5 million.

Prior to the events of default, indebtedness under the credit agreement bore interest at the Partnership’s option at either (i) the higher of the administrative agent’s prime rate or the federal funds rate plus 0.5% (the “Base rate”), plus an applicable margin that ranges from 0.50% to 1.75%, depending on the Partnership’s total leverage ratio and senior secured leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 1.50% to 2.75%, depending upon the Partnership’s total leverage ratio and senior secured leverage ratio.  During the Forbearance Period indebtedness under the credit agreement bore interest at the Partnership’s option at either (i) the Base rate, plus an applicable margin that ranges from 2.75% to 3.75%, depending upon the Partnership’s total leverage ratio, or (ii) LIBOR plus an applicable margin that ranges from 4.25% to 5.25%, depending upon the Partnership’s total leverage ratio.  Pursuant to the Second Forbearance Amendment, commencing on December 12, 2008, indebtedness under the credit agreement bore interest at the Partnership’s option, at either (i) the Base rate plus 5.0% per annum, with a Base rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.

After giving effect to the Credit Agreement Amendment, amounts outstanding under the Partnership’s credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  The Partnership pays a fee of 1.50% per annum on unused commitments under its revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under the Partnership’s credit facility must be paid monthly.  The Partnership’s credit facility, as amended by the Credit Agreement Amendment, requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  During the three months ended March 31, 2009, the weighted average interest rate incurred by the Partnership was 9.0%.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Among other things, the Partnership’s credit facility, as amended by the Credit Agreement Amendment, requires the Partnership to make (i) minimum quarterly amortization payments on March 31, 2010 in the amount of $2.0 million, June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 50% of excess cash flow (as defined in the Credit Agreement Amendment).  The Partnership’s credit facility, as amended by the Credit Agreement Amendment, prohibits the Partnership from making draws under the revolving credit facility if it would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.  Based on borrowings under the credit facility as of March 31, 2009, the Partnership estimates an additional principal repayment of $436.6 million in 2011 in connection with the June 30, 2011 maturity of all obligations under the credit facility.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets (other than the sale or other disposition of the assets of the asphalt business, provided that such disposition is at arm’s length to a non-affiliate for fair market value in exchange for cash and the proceeds of the disposition are used to pay down outstanding loans), businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures.  The credit agreement prohibits the Partnership from making distributions of available cash to its unitholders if any default or event of default (as defined in the credit agreement) exists.  The credit agreement, as amended by the Credit Agreement Amendment, requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each month for the twelve month period ending on the date of determination, that ranges on a monthly basis from not more than 5.50 to 1.00 to not more than 9.75 to 1.00.  In addition, pursuant to the Credit Agreement Amendment, the Partnership’s ability to make acquisitions and investments in unrestricted subsidiaries is limited and the Partnership may only make distributions if its leverage ratio is less than 3.50 to 1.00 and certain other conditions are met.  As of March 31, 2009, the Partnership’s leverage ratio was 5.32 to 1.00. If the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.

The credit agreement, as amended by the Credit Agreement Amendment, also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) that ranges on a monthly basis from not less than 2.50 to 1.00 to not less than 1.00 to 1.00. As of March 31, 2009, the Partnership’s interest coverage ratio was 2.62 to 1.00.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense related to debt issuance costs for the three month periods ended March 31, 2008 and 2009 was $0.1 million and $2.9 million, respectively.  Interest expense in the quarter ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to the 2008 financial statements.  In connection with the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment, $1.4 million and $8.8 million in debt issuance costs were capitalized in March 2009 and April 2009, respectively.
The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements were previously used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In August 2007 the Partnership entered into interest rate swap agreements with an aggregate notional value of $80.0 million that mature on August 20, 2010. Under the terms of the interest rate swap agreements, the Partnership was to pay fixed rates of 4.9% and receive three-month LIBOR with quarterly settlement.  In March 2008 the Partnership entered into interest rate swap agreements with an aggregate notional value of $100.0 million that mature on March 31, 2011.  Under the terms of the interest rate swap agreements, the Partnership was to pay fixed rates of 2.6% to 2.7% and receive three-month LIBOR with quarterly settlement.  The interest rate swaps did not receive hedge accounting treatment under Statement of Financial Accounting Standard (“SFAS”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Changes in the fair value of the interest rate swaps were recorded in interest expense in the statements of operations.  In addition, the interest rate swap agreements contained cross-default provisions to events of default under the credit agreement.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and the Partnership recorded a $1.5 million liability at September 30, 2008 with respect to these positions.

5.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT

On January 1, 2009, the Partnership adopted Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class method under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships. Under EITF No. 07-4, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The Partnership has retrospectively applied the provisions of EITF No. 07-4 to the three months ended March 31, 2008. Until January 1, 2009, the Partnership’s accounting practice, for purposes of calculating earnings per unit, was to allocate net income (loss) to the general partner based on the general partner’s share of total or pro forma distributions, as applicable, including incentive distribution rights. The adoption of EITF No. 07-4 did not materially impact the Partnership’s financial position, results of operations or cash flows.  The following sets forth the computation of basic and diluted net income (loss) per common and subordinated unit (in thousands, except per unit data):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Net income (loss)	$9,758	$(1,660)
Less: General partner interest in net income (loss)	509	(33)
Net income (loss) available to limited and subordinated partners	$9,249	$(1,627)

Basic and diluted weighted average number of units:
Common units	17,345	21,557
Subordinated units	12,571	12,571
Restricted and phantom units	485	448

Basic and diluted net income (loss) per common unit	$0.30	$(0.05)
Basic and diluted net income (loss) per subordinated unit	$0.30	$(0.05)

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The difference between the amounts of net income allocated to the limited and general partners and the related earnings per unit calculations under EITF No. 07-4 and the Partnership’s previous accounting methodology for the three months ended March 31, 2008 is provided in the table below (in thousands):

	(in thousands, except per unit amounts)
	Current Accounting Under EITF 07-4	As Previously Reported	Difference
Three Months Ended March 31, 2008
General partner interest in net income	$509	$195	$314
Net income available to limited and subordinated partners	9,249	9,563	(314)
	$9,758	$9,758	$—
Basic and diluted weighted average number of units:
Common units	17,345	17,345	—
Subordinated units	12,571	12,571	—
Restricted and phantom units	485	485	—

Basic and diluted net income per common unit	$0.30	$0.31	$(0.01)
Basic and diluted net income per subordinated unit	$0.30	$0.31	$(0.01)

6.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

The Partnership has not made a distribution to its common unitholders, subordinated unitholders or general partner since May 15, 2008 due to the events of default that existed under its credit agreement and the uncertainty of its future cash flows relating to the Bankruptcy Filings.  The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a distribution for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008 or March 31, 2009 and will not receive a distribution for the quarter ended June 30, 2009.  In addition, the Partnership does not currently expect to make a distribution relating to operations during the third quarter of 2009.  Pursuant to the Credit Agreement Amendment, the Partnership is prohibited from making distributions to its unitholders if its leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of March 31, 2009, the Partnership’s leverage ratio was 5.32 to 1.00. If the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.  The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  After giving effect to the nonpayment of distributions for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, each common unit was entitled to an arrearage of $1.56, or total arrearages for all common units of $33.7 million based upon 21,557,309 common units outstanding as of July 31, 2009.

As a result of the Private Company’s control of the Partnership’s general partner, consideration paid in excess of the historical cost of the Acquired Asphalt Assets, Acquired Pipeline Assets, and Acquired Storage Assets (which were acquired from the Private Company prior to the Change of Control) were treated as distributions to the Private Company.  This resulted in an aggregate reduction in Partners’ Capital of $317.1 million and negative Partners’ Capital of $128.3 million as of March 31, 2009.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS

Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with the Private Company. For the three month periods ended March 31, 2008 and 2009, the Partnership recognized revenue of $27.5 million and $2.5 million, respectively, under the Throughput Agreement.

In conjunction with the purchase of the Acquired Asphalt Assets in February 2008, the Partnership entered into the Terminalling Agreement with the Private Company. For the three month periods ended March 31, 2008 and 2009, the Partnership recognized revenue of $7.7 million and $15.6 million, respectively, under the Terminalling Agreement, including fuel surcharge revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks.

Based on the minimum requirements under the Throughput Agreement and the Terminalling Agreement, the Private Company was obligated to pay the Partnership an aggregate minimum monthly fee totaling $135 million annually for the Partnership’s gathering and transportation services and the Partnership’s terminalling and storage services.  Pursuant to an order of the Bankruptcy Court entered on September 9, 2008, the Private Company began making payments under the Throughput Agreement at a market rate based upon the Private Company’s actual usage rather than the contractual minimums.  In connection with the Settlement, the Private Company rejected the Throughput Agreement and the Terminalling Agreement as part of its Bankruptcy Cases (see Note 12).

In connection with the Settlement, the Partnership and the Private Company entered into various agreements including the New Throughput Agreement pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to the Private Company and the New Terminalling Agreement pursuant to which the Partnership provides certain liquid asphalt cement terminalling and storage services for the Private Company’s remaining asphalt inventory.  For a further discussion of these agreements, and the other agreements entered into in connection with the Settlement, please see Note 12.

As of December 31, 2008 and March 31, 2009, the Partnership had $18.9 million and $19.4 million, respectively, in receivables from the Private Company and its subsidiaries, including the pre-petition receivables of $10.5 million and $10.5 million, respectively.  The $10.5 million relates to amounts that were due from the Private Company as of December 31, 2008 and March 31, 2009, respectively, and are considered pre-petition debt in the Bankruptcy Cases.  In connection with the Settlement, these pre-petition related party receivables were netted against pre-petition related party payables and waived in April 2009 (see Note 12).

Prior to the Bankruptcy Filings, the Partnership paid the Private Company a fixed administrative fee for providing general and administrative services to the Partnership.  This fixed administrative fee was initially fixed at $5.0 million per year through July 2010.  Concurrently with the closing of the purchase of the Acquired Asphalt Assets in February of 2008, the Partnership amended and restated the Omnibus Agreement, increasing the fixed administrative fee the Partnership paid the Private Company for providing general and administrative services to the Partnership from $5.0 million per year to $7.0 million per year.  For the three month periods ended March 31, 2008 and 2009, the Partnership recorded general and administrative expenses of $1.5 million and $1.8 million, respectively, for the services provided under the Omnibus Agreement.  The obligation for the Private Company to provide services under the Amended Omnibus Agreement and the corresponding administrative fee payable by the Partnership were terminated in connection with the events related to the Change of Control.  The Private Company continued to provide such services to the Partnership until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and the Private Company and the Partnership entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see Note 12).  In addition, in connection with the Settlement, the Private Company waived the fixed administrative fee payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 12).

Prior to entering into the Shared Services Agreement, the Partnership also reimbursed the Private Company for direct operating payroll and payroll-related costs and other operating costs associated with services the Private Company’s employees provided to the Partnership. For the three month periods ended March 31, 2008 and 2009, the Partnership recorded $6.9 million and $7.8 million, respectively, in compensation costs and $0.8 million and $0.6 million, respectively, in other operating costs related to services provided by the Private Company’s employees which are reflected as operating expenses in the accompanying statement of operations. As of December 31, 2008 and March 31, 2009, respectively, the Partnership had $20.1 million and $22.1 million in payables to the Private Company and its subsidiaries, including the pre-petition payables of $10.6 million and $10.6 million, respectively.  Pursuant to the Settlement, these pre-petition related party payables were netted against pre-petition related party receivables and waived in April 2009 (see Note 12).  After the effective date of the Settlement, these costs will be reimbursed pursuant to the Shared Services Agreement and the Transition Services Agreement (see Note 12).  In addition, in connection with the Settlement, the Private Company waived the direct operational costs attributable to the Partnership’s asphalt operations and payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 12).

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2009, the Partnership provided crude oil gathering and transportation services to an entity on whose board of directors a member of the Board serves.  The Partnership earned revenue of $1.2 million for services it provided to this entity in the three months ended March 31, 2009, and as of March 31, 2009 the Partnership has a $0.4 million receivable from this entity.

8.	LONG-TERM INCENTIVE PLAN

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

In July 2007, 475,000 phantom common units and 5,000 restricted common units were granted which vest ratably over periods of four and three years, respectively. In October 2007, 5,000 restricted common units were granted which vest ratably over three years. In June 2008, 375,000 phantom common units were granted which vest ratably over three years.  In July 2008, 5,000 restricted common units were granted which vest ratably over three years.  These grants are equity awards under SFAS 123(R), “Share-Based Payment” and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards granted in 2007 and 2008 is $22.06 per unit and $25.86 per unit, respectively. The value of these award grants was approximately $10.5 million, $0.1 million, $0.1 million, $9.8 million and $0.1 million on their grant dates, respectively.  Due to the Change of Control related to the Private Company’s liquidity issues, all outstanding awards as of July 18, 2008 vested.  On August 14, 2008, 282,309 common units were issued in connection with the vesting of certain of the outstanding awards.

In addition, in December 2008 the Plan was amended to provide for the delivery of subordinated units in addition to common units upon vesting and 3,333 restricted common units and 1,667 restricted subordinated units were awarded under the Plan.  In April 2009, the 1,667 restricted subordinated units previously awarded to Duke R. Ligon were cancelled and were replaced by a grant of 1,667 restricted common units.  The restricted common units granted to Mr. Ligon vest in one-third increments over a three-year period.  In March 2009, 30,000 phantom common units were granted which vest in one-third increments over three years.  The weighted average grant date fair value of the awards granted in 2008 and 2009 that are outstanding as of July 31, 2009 is $2.45 per unit and $2.25 per unit, respectively. The Partnership’s equity-based incentive compensation expense for the three months ended March 31, 2008 and 2009 was approximately $0.7 million and $0, respectively.

9.	COMMITMENTS AND CONTINGENCIES

The Partnership is subject to various legal actions and claims, including a securities class action and other lawsuits, an SEC investigation and a Grand Jury investigation due to events related to the Bankruptcy Filings (see Note 12).  The Partnership intends to vigorously defend these actions.  There can be no assurance regarding the outcome of the litigation.  An estimate of possible loss, if any, or the range of loss cannot be made and therefore the Partnership has not accrued a loss contingency related to these actions.  However, the ultimate resolution of these actions could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the its common units and the Partnership’s ability to conduct its business.

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of environmental-related matters. Management believes that these legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, an accrual is established equal to its estimate of the likely exposure. The Partnership did not have an accrual for legal settlements as of December 31, 2008 or March 31, 2009.

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

10.	OPERATING SEGMENTS

The Partnership’s operations consist of three operating segments: (i) crude oil terminalling and storage services, (ii) crude oil gathering and transportation services and (iii) asphalt services.  Historically, management evaluated the performance of the Partnership’s operations by aggregating both the crude oil terminalling and storage operating segment and the asphalt services operating segment due to both segments having the same primary customer (the Private Company) and similar service contracts.  As a result of the Bankruptcy Filings, the services provided by these operating segments are no longer for the same customer base nor are they based on contracts with similar provisions.  As a result, the Partnership has three reportable segments as follows:

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects certain financial data for each segment for the periods indicated.  The March 31, 2008 segment information has been recast to reflect the change in segment presentation adopted at December 31, 2008:

	Crude Terminalling and Storage	Crude Gathering and Transportation	Asphalt Terminalling and Storage	Total
	(in thousands)
Three Months Ended March 31, 2008
Service revenue
Third party revenue	$31	$4,593	$-	$4,624
Related party revenue	9,832	18,010	7,748	35,590
Total revenue for reportable segments	9,863	22,603	7,748	40,214
Operating expenses (excluding depreciation and amortization)	510	15,434	2,309	18,253
Operating margin (excluding depreciation and amortization)	9,353	7,169	5,439	21,961	(1)
Total assets (end of period)	58,580	50,642	152,769	261,991

Three Months Ended March 31, 2009
Service revenue
Third party revenue	$10,217	$13,893	$-	$24,110
Related party revenue	1,419	1,056	15,585	18,060
Total revenue for reportable segments	11,636	14,949	15,585	42,170
Operating expenses (excluding depreciation and amortization)	603	12,698	3,170	16,471
Operating margin (excluding depreciation and amortization)	11,033	2,251	12,415	25,699	(1)
Total assets (end of period)	94,855	96,722	162,666	354,243

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes (in thousands):

	Three Months Ended March 31
	2008	2009
Operating margin (excluding depreciation and amortization)	$21,961	$25,699
Depreciation and amortization	4,013	5,742
General and administrative expenses	3,010	8,707
Interest expense	5,089	12,849
Income (loss) before income taxes	$9,849	$(1,599)

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

    In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No.165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 provides:
  The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;
  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
  The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
SFAS No. 165 is effective for periods ending after June 15, 2009, and shall be applied prospectively.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FASB Staff Position (FSP) Statement No. 107-1 and Accounting Principles Board (APB) 28-1 (collectively, FSP FAS 107-1), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends FAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP FAS 107-1 also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP FAS 107-1, the Partnership will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods.  In addition, the Partnership will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 is effective for periods ending after June 15, 2009. The Partnership is currently evaluating the impact FSP FAS 107-1 may have on its consolidated financial statements.

In June 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented will be adjusted retrospectively to conform with the provisions of EITF 03-6-1. The Partnership adopted EITF 03-6-1 on January 1, 2009 and it did not materially impact the Partnership’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”).  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Partnership adopted this FSP on January 1, 2009 and it did not materially impact the Partnership’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement requires enhanced disclosures about the Partnership’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Partnership adopted SFAS No. 161 on January 1, 2009 and it did not materially impact the Partnership’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  This statement requires assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Partnership adopted SFAS No. 141(R) on January 1, 2009.  To the extent that the Partnership acquires businesses in the future, SFAS No. 141(R) will impact the Partnership’s financial position and results of operations in future periods due to the fact that acquisition related costs will no longer be capitalized and will be expensed in the periods incurred, among other considerations.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	SUBSEQUENT EVENTS AND EVENTS RELATED TO THE BANKRUPTCY FILINGS

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain terms of transaction documents relating to the Settlement, as well as events occurring following the Settlement as a result of the transactions thereunder, are discussed in more detail below.

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

The general shared services include crude oil movement services, Department of Transportation services, right-of-way services, environmental services, pipeline and civil structural maintenance services, safety services, pipeline truck station maintenance services, project support services and truck dispatch services.  The fees for such general shared services are fixed at $125,000 for the month of April 2009.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  The fees for these services were approximately $123,000 and $108,000 for the months of May and June 2009.  The Private Company has agreed to provide the general shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.

The Cushing shared services include operational and maintenance services related to terminals at Cushing, Oklahoma.  The fees for such Cushing shared services are fixed at $20,000 for the month of April 2009.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  The fees for these services were approximately $25,000 and $22,000 for the months of May and June 2009.  The Private Company has agreed to provide the Cushing shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.

The SCADA services include services related to the operation of the SCADA system which is used in connection with the Partnership’s crude oil operations.  The fees for such SCADA services are fixed at $15,000 for the month of April 2009.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  The fees for these services were approximately $11,000 and $10,000 for the months of May and June 2009.  The Private Company has agreed to provide the SCADA services for five years (subject to earlier termination as provided therein) and the Partnership may elect to extend the term for two subsequent five year periods.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

 Transfer of Crude Oil Assets

In connection with the Settlement, the Partnership transferred certain crude oil assets located in Kansas and northern Oklahoma to the Private Company.  These transfers included real property and associated personal property at locations where the Private Company owned the pipeline.  The Partnership retained certain access and connection rights to enable it to continue to operate its crude oil trucking business in such areas.  In addition, the Partnership transferred its interests in the SCADA System, a crude oil inventory tracking system, to the Private Company (collectively, the “Transferred Settlement Assets”).

In addition, the Private Company transferred to the Partnership (i) 355,000 barrels of crude oil line fill and tank bottoms, which are necessary for the Partnership to operate its crude oil tank storage operations and its Oklahoma and Texas crude oil pipeline systems, (ii) certain personal property located in Oklahoma, Texas and Kansas used in connection with the Partnership’s crude oil trucking business and (iii) certain real property located in Oklahoma, Kansas, Texas and New Mexico that was intended to be transferred in connection with the Partnership’s initial public offering (the “Crude Oil Assets”).

 Easements

In connection with the Settlement, the Partnership and the Private Company granted mutual easements relating to access, facility improvements, existing and future pipeline rights and corresponding rights of ingress and egress for properties owned by the parties at Cushing, Oklahoma.  In addition, the Partnership granted the Private Company certain pipeline easements at Cushing, Oklahoma, together with the corresponding rights of ingress and egress (collectively, the “Easements”).

 Transfer of Asphalt Assets

In connection with the Settlement, the Private Company transferred certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with the Partnership’s existing asphalt facilities and associated real property interests to the Partnership (the “Asphalt Assets”).  The transfer of the Asphalt Assets in connection with the Settlement provides the Partnership with outbound logistics for its existing asphalt assets and, therefore, allows it to provide asphalt terminalling, storage and processing services to third parties.  As of July 31, 2009, the Partnership has entered into leases and storage agreements with third parties relating to 45 of its 46 asphalt facilities, and employs certain individuals associated with its asphalt operations.

The Partnership has accounted for the transfer of the Crude Oil Assets and Asphalt Assets and the granting of the Easements as an exchange of nonmonetary assets under the provisions of SFAS No. 153, “Exchange of Nonmonetary Assets.”  Accordingly, the Partnership recorded the Crude Oil Assets and Asphalt Assets received in the exchange at the fair value of the Transferred Settlement Assets.  The fair value of these assets was determined by an independent valuation obtained by the Partnership and will result in the Partnership recording a gain of approximately $2.6 million in the three months ended June 30, 2009.

 New Throughput Agreement

In connection with the Settlement, the Partnership and the Private Company entered into a Throughput Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “New Throughput Agreement”), pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to the Private Company.  For a more detailed description of the New Throughput Agreement, please see “Item 13.—Certain Relationships and Related Transactions, and Director Independence” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 New Terminalling and Storage Agreement

In connection with the Settlement, the Partnership and the Private Company entered into a Terminalling and Storage Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009 (the “New Terminalling Agreement”), pursuant to which the Partnership provides certain asphalt terminalling and storage services for the remaining asphalt inventory of the Private Company.  For a more detailed description of the New Terminalling Agreement, please see “Item 13.—Certain Relationships and Related Transactions, and Director Independence” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

 Claims Against and By the Private Company’s Bankruptcy Estate

In connection with the Settlement, the Partnership and the Private Company entered into mutual releases regarding certain claims.  In addition, the Settlement provided that the Partnership has a $35 million unsecured claim against the Private Company relating to the rejection of the Terminalling Agreement and a $20 million unsecured claim against the Private Company relating to rejection of the Throughput Agreement.  On May 15, 2009, the Private Company filed a joint plan of reorganization with the Bankruptcy Court.  On July 13, 2009, the Private Company filed an amended joint plan of reorganization with the Bankruptcy Court.  If such amended plan is confirmed without material amendment, the Partnership’s claims will be impaired, and the Partnership will recover substantially less than the nominal value of such claims if it recovers anything.  The Partnership may also have additional claims against the Private Company that were not released in connection with the Settlement, and the Private Company may also have additional claims against the Partnership that were not released in connection with the Settlement.  Any claims asserted by the Partnership against the Private Company in the Bankruptcy Cases will be subject to the claim allowance procedure provided in the Bankruptcy Code and bankruptcy rules.  If an objection is filed, the Bankruptcy Court will determine the extent to which any such claim that has been objected to is allowed and the priority of such claim.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 22, 2009, all of the defendants filed motions to dismiss the amended complaint.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 8, 2009, the nine executives filed suit against the Partnership’s general partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against the Partnership’s general partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees.  The Partnership’s general partner intends to vigorously defend these claims.

The Unsecured Creditors Committee filed an adversary proceeding in connection with the Bankruptcy Cases  against Mr. Kivisto, Gregory C. Wallace, and Westback Purchasing Company, L.L.C. ("Westback"), a limited liability trading partnership that Mr. Kivisto owned and controlled.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of the Private Company’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the Examiner’s Report (see “—Examiner”). The claims against Mr. Foxx are based upon theories of fraudulent transfer, unjust enrichment, and breach of fiduciary duty with respect to certain bonus payments received from the Private Company, and other claims of breach of fiduciary duty and breach of contract are also alleged against Messrs. Foxx and Stallings in the amended complaint.  Messrs. Foxx and Stallings have informed the Partnership that they intend to vigorously defend these claims.

On July 24, 2009, the Partnership filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County, Oklahoma district court. In that suit, the Partnership seeks a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to the Partnership for two excess insurance policies in the Partnership’s Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of each policy was $10,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which the Partnership seeks the recovery of damages and attorneys fees.

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

The Examiner’s Report identified potential claims or causes of action against current officers of the Partnership’s general partner who were former officers and/or directors of the Private Company, including (i) against Mr. Foxx for his failure to develop a suitable risk management policy or integrate a suitable risk management policy into the Private Company’s business controls, and for his failure to comply with the risk management policy that did exist, thereby subjecting the Private Company to increased risk and (ii) against Mr. Stallings for his failure to stop Mr. Kivisto from engaging in trading activity on his own behalf through Westback, thereby subjecting the Private Company to increased risk and losses.  In addition, the Examiner’s Report criticized Mr. Foxx for certain conflicts of interest with entities that he or his family invested in and that had a business relationship with the Private Company.  Additionally, the Examiner’s Report identified a number of potential claims or causes of action against Messrs. Kivisto and Wallace, who are former directors of the Partnership’s general partner and former officers of the Private Company, including, without limitation, for negligence and mismanagement, fraud and false statements, conversion and corporate waste, unjust enrichment, breach of fiduciary duties and breach of contract.

The Examiner did not perform a detailed analysis applying the elements of any of the causes of action identified in the Examiner’s Report to the facts of the Private Company’s Bankruptcy Proceedings or otherwise evaluate the strength of any particular claims the Private Company’s bankruptcy estate may have.  In addition, the Examiner did not analyze potential defenses that may be available with respect to these causes of action.

The Examiner’s Report and related exhibits are publicly available at www.kccllc.net/SemGroup.

 Bankruptcy Adversary Proceeding

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with the Bankruptcy Cases against Messrs. Kivisto and Wallace and Westback.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of the Private Company’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Messrs. Foxx and Stallings, among others, based upon certain findings and recommendations in the Examiner’s Report described above (see “—Examiner”). The claims against Mr. Foxx are based upon theories of fraudulent transfer, unjust enrichment, and breach of fiduciary duty with respect to certain bonus payments received from the Private Company, and other claims of breach of fiduciary duty and breach of contract are also alleged against Messrs. Foxx and Stallings in the amended complaint.  Messrs. Foxx and Stallings have informed the Partnership that they intend to vigorously defend these claims.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

After completion of the internal review, a plan was developed with the advice of the audit committee of the Board to further strengthen the processes and procedures at the Partnership.  This plan includes, among other things, reevaluating executive officers and accounting and finance personnel (including a realignment of officers as described elsewhere in this report) and hiring, as deemed necessary, additional accounting and finance personnel or consultants; reevaluating the Partnership’s internal audit function and determining whether to expand the duties and responsibilities of such group; evaluating the comprehensive training programs for all management personnel covering, among other things, compliance with controls and procedures, revising the reporting structure so that the Chief Financial Officer reports directly to the audit committee, and increasing the business and operational oversight role of the audit committee.  During the three months ended March 31, 2009, consistent with the plan, the officers were realigned, additional accounting and finance personnel were hired, the duties and responsibilities of internal audit were expanded, comprehensive training programs were evaluated, the reporting structure was revised so that the Chief Financial Officer reports directly to the audit committee, and the business and operational oversight role of the audit committee was increased.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Taxation as a Corporation

The Partnership recently entered into new storage contracts and leases with third party customers with respect to substantially all of its asphalt facilities.  It is unclear under current tax law as to whether the rental income from the leases, and whether  the fees attributable to certain of the processing services the Partnership provides under certain of the storage contracts, constitute “qualifying income.”  In the second quarter of 2009, the Partnership submitted a request for a ruling from the IRS that rental income from the leases constitutes “qualifying income.”  The Partnership may not be successful in obtaining this ruling.  If the Partnership is not successful in obtaining this ruling, it will likely have to transfer the leases and the related asphalt assets and rental income, and/or certain of the processing assets and related fee income, to one or more subsidiaries taxed as corporations.  Even if successful in obtaining this ruling, the Partnership will likely transfer certain of the processing assets and related fee income, to one or more subsidiaries taxed as corporations   Any such subsidiary that is taxed as a corporation would pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state (and possibly local) income tax at varying rates.  Distributions would generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of any such subsidiary would flow through to the Partnership’s unitholders.  If a material amount of entity-level taxes were incurred by any such subsidiaries, then the Partnership’s cash available for distribution to its unitholders could be substantially reduced.  Please see Note 19 of the Notes to Consolidated Financial Statements included in “Item 15. Exhibits, Financial Schedules” of the 2008 Form 10-K.

 Other Effects

The Bankruptcy Filings have had and may in the future continue to have a number of other impacts on the Partnership’s business and management.  In the Amended Omnibus Agreement and other agreements with the Private Company, the Private Company agreed to indemnify the Partnership for certain environmental and other claims relating to the crude oil and liquid asphalt cement assets that have been contributed to the Partnership.  In connection with the Settlement, the Partnership waived these claims and the Amended Omnibus Agreement and other relevant agreements, including the indemnification provisions therein, were rejected as part of the Bankruptcy Cases.  If the Partnership experiences an environmental or other loss, it would experience increased losses that may have a material adverse effect on the Partnership's business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of its common units and its ability to conduct its business.

The Partnership is currently pursuing various strategic alternatives for its business and assets including the possibility of entering into strategic partnerships (potentially involving the issuance of additional interests in the Partnership), additional storage contracts with third party customers, and/or the sale of all or a portion of the Partnership’s assets.  The uncertainty relating to the Bankruptcy Filings and the recent global market and economic conditions may make it more difficult to pursue strategic opportunities or enter into service contracts with third party customers.

In addition, general and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Plan-see Note 8) increased by approximately $6.9 million, $7.5 million and $6.4 million, or approximately 300%, 326%, and 278% to approximately $9.2 million for the third quarter of 2008, $9.8 million for the fourth quarter of 2008 and $8.7 million for the first quarter of 2009, respectively, compared to $2.3 million in the second quarter of 2008.  This increase is due to increased costs related to legal and financial advisors as well as other related costs in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and the Partnership’s efforts to enter into storage contracts with third party customers and pursue strategic opportunities.  The Partnership expects this increased level of general and administrative expenses to continue throughout 2009.

The Partnership has also experienced increased interest expenses and other costs due to the events of default that existed under the Partnership’s credit agreement and the entering into the Forbearance Agreement, the amendments thereto and the Credit Agreement Amendment.  Please see “Item 2.—Liquidity and Capital Resources” for a discussion of these agreements and the associated expenses.

In addition, as of July 31, 2009, the Partnership has entered into leases and storage agreements with third party customers relating to 45 of its 46 asphalt facilities.  The majority of these leases and storage agreements with third parties extend through December 31, 2011.  The Partnership operates the asphalt facilities pursuant to the storage agreements while its contract counterparties operate the asphalt facilities that are subject to the lease agreements.  The revenues the Partnership receives pursuant to these leases and storage agreements are less than the revenues received under the Terminalling Agreement with the Private Company.  Management expects annual revenues from these leases and storage agreements to be approximately $40 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “SemGroup Energy Partners,” “our,” “we,” “us” and similar terms refer to SemGroup Energy Partners, L.P., together with our subsidiaries and (2) the “Private Company” refers to SemGroup, L.P. and its subsidiaries and affiliates (other than our general partner and us). The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2009 (the “2008 Form 10-K”), and those set forth in Part II, “Item 1A. Risk Factors” of this report.

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

From our formation until the Settlement (as defined below), we relied on the Private Company for a substantial portion of our revenues, which were derived from services provided to the finished asphalt product processing and marketing operations of the Private Company pursuant to the Terminalling and Storage Agreement (the “Terminalling Agreement”) and from services provided to the crude oil purchasing, marketing and distribution operations of the Private Company pursuant to the Throughput Agreement (the “Throughput Agreement”).  Additionally, during that time period, we paid the Private Company a fixed administrative fee for the provision by the Private Company of various general and administrative services to us pursuant to the Amended and Restated Omnibus Agreement between us and the Private Company (the “Amended Omnibus Agreement”).

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

On April 7, 2009, we and the Private Company executed definitive documentation relating to the settlement of certain matters between the Private Company and us, to be effective as of 11:59 PM CDT March 31, 2009 (the “Settlement”).  The Settlement provided for the following, among other items:

•
we transferred certain crude oil assets located in Kansas and northern Oklahoma to the Private Company.  These transfers included real property and associated personal property at locations where the Private Company owned the pipeline.  We retained certain access and connection rights to enable us to continue to operate our crude oil trucking business in such areas.  In addition, we transferred our interests in the SCADA System, a crude oil inventory tracking system, to the Private Company (collectively, the “Transferred Settlement Assets”);

•
the Private Company transferred to us (i) 355,000 barrels of crude oil line fill and tank bottoms, which are necessary for us to operate our crude oil tank storage operations and our Oklahoma and Texas crude oil pipeline systems, (ii) certain personal property located in Oklahoma, Texas and Kansas used in connection with our crude oil trucking business and (iii) certain real property located in Oklahoma, Kansas, Texas and New Mexico that was intended to be transferred in connection with our initial public offering (the “Crude Oil Assets”).  In addition, the Private Company transferred certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with our existing asphalt facilities and associated real property interests to us (the “Asphalt Assets”).  The transfer of the Asphalt Assets in connection with the Settlement provides us with outbound logistics for our existing asphalt assets and, therefore, allows us to provide asphalt terminalling, storage and processing services to third parties;

•
the Private Company rejected the Throughput Agreement and we and the Private Company entered into a new Throughput Agreement (the “New Throughput Agreement”) pursuant to which we provide certain crude oil gathering, transportation, terminalling and storage services to the Private Company;

•
the Private Company rejected the Terminalling Agreement and we and the Private Company entered into a new Terminalling and Storage Agreement (the “New Terminalling Agreement”) pursuant to which we provide liquid asphalt cement terminalling and storage services for the Private Company’s remaining asphalt inventory;

•
the Private Company rejected the Amended Omnibus Agreement and we and the Private Company entered into a Shared Services Agreement (the “Shared Services Agreement”) pursuant to which the Private Company provides certain operational services for us;

•
we and the Private Company entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which the Private Company provides certain corporate, crude oil and asphalt transition services, in each case for a limited amount of time, to us;

•	we offered employment to certain crude oil employees; and

•	certain pre-petition claims by the Private Company and us were netted and waived.

Please see “Item 1. Business—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events” in the 2008 Form 10-K for a further discussion of the Settlement.

 Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events

The Bankruptcy Filings and the events related thereto have had a significant impact upon our business and results of operations and may in the future impact us in various ways.  These items include, among others: (i) the reconstitution of our general partner’s Board of Directors (the “Board”) and management in connection with a change of control that occurred in July 2008 (the “Change of Control”), (ii) the events of default that were triggered under our credit facility, the corresponding forbearance agreement (the “Forbearance Agreement”) and amendments thereto and the Credit Agreement Amendment that we entered into in order to waive such events of default, (iii) the uncertainty relating to and the rebuilding of our business to provide services to and derive revenues from third parties instead of relying upon the Private Company for substantially all of our revenues, (iv) the hiring of certain operational employees in connection with the Settlement and the rejection of the Amended Omnibus Agreement, (v) becoming a party to securities and other litigation as well as governmental investigations, (vi) being delisted from the Nasdaq Global Market (“Nasdaq”), (vii) failing to make distributions for the second, third and fourth quarters of 2008 and the first and second quarters of 2009, and the expectation that we will not make a distribution for the third quarter of 2009, (viii) experiencing increased general and administrative expenses due to the costs related to legal and financial advisors as well as other related costs, (ix) experiencing increased interest expense as a result of the Forbearance Agreement and amendments thereto, (x) the entering into the Settlement with the Private Company and (xi) uncertainty related to future taxation as a result of the transactions described above.  Certain of these items are discussed in more detail below.  In addition, please see “Item 1. Business—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events” in the 2008 Form 10-K for a further discussion of the impact of the Bankruptcy Filings upon our business.

Our Revenues

For the three months ended March 31, 2009, we derived approximately 42% of our revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks, from services we provided to the Private Company and its subsidiaries.  Prior to an order relating to the settlement of certain matters between us and the Private Company issued by the Bankruptcy Court on September 9, 2008 (the “Order”) and the Settlement, the Private Company was obligated to pay us minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services were actually utilized by the Private Company.  The Order required the Private Company to make certain payments under the Throughput Agreement and Terminalling Agreement during a portion of the third and fourth quarters of 2008, including the contractual minimum payments under the Terminalling Agreement.  In connection with the Settlement, we waived the fees due under the Terminalling Agreement during March 2009.  In addition, the Private Company rejected the Throughput Agreement and the Terminalling Agreement and we and the Private Company entered into the New Throughput Agreement and the New Terminalling Agreement.  Revenues from services provided to the Private Company under the New Throughput Agreement and New Terminalling Agreement are substantially less than prior revenues from services provided to the Private Company as the new agreements are based upon actual volumes gathered, transported, terminalled and stored instead of certain minimum volumes and are at reduced rates when compared to the Throughput Agreement and Terminalling Agreement.  Also in connection with the Settlement, the Private Company transferred certain asphalt assets to us that were connected to our existing asphalt assets.  The transfer of the Private Company’s asphalt assets in connection with the Settlement provides us with outbound logistics for our existing asphalt assets and, therefore, allows us to provide asphalt services for third parties.

We have been pursuing opportunities to provide crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services to third parties.  As a result of new crude oil third-party storage contracts, we increased our third-party crude oil terminalling and storage revenue from approximately $1.0 million, or approximately 10% of total terminalling and storage revenue during the second quarter of 2008, to approximately $10.2 million and $10.2 million, or approximately 88% and 96% of total terminalling and storage revenue for the first and second quarter of 2009, respectively.

In addition, as a result of new third-party crude oil transportation contracts and reduced commitments of usage by the Private Company under the Throughput Agreement and New Throughput Agreement, we increased our third-party gathering and transportation revenue from approximately $5.0 million, or approximately 21% of total gathering and transportation revenue during the second quarter of 2008, to approximately $13.9 million and $14.0 million, or approximately 93% and 97% of total gathering and transportation revenue for the first and second quarter of 2009, respectively.

The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in the Private Company’s crude oil services provided due to the termination of the monthly contract minimum revenues under the Throughput Agreement in September 2008 and reduced revenues under the New Throughput Agreement.  Average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from the Private Company.  However, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, first quarter 2009 total revenues are approximately $9.0 million (or approximately 18%) less than second quarter 2008 total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.

In addition, as of July 31, 2009, we have entered into leases and storage agreements with third party customers relating to 45 of our 46 asphalt facilities.  The majority of these leases and storage agreements with third parties extend through December 31, 2011.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.  The revenues we receive pursuant to these leases and storage agreements are less than the revenues received under the Terminalling Agreement with the Private Company.  We expect annual revenues from these leases and storage agreements to be approximately $40 million.

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

Our Expenses

Events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue strategic opportunities has resulted in increased expenses beginning in the third quarter of 2008 due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Plan (the “Plan”)) increased by approximately $6.4 million, or approximately 278%, to approximately $8.7 million for the first quarter of 2009, compared to $2.3 million in the second quarter of 2008.  We expect this increased level of general and administrative expenses to continue throughout 2009.

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

Expansions

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

On May 30, 2008, we purchased certain land, crude oil storage and terminalling facilities with an aggregate of approximately 2.0 million barrels of storage capacity and related assets located at the Cushing Interchange from the Private Company and we assumed a take-or-pay, fee-based, third party contract through August 2010 relating to the 2.0 million barrels of storage capacity (the “Acquired Storage Assets”) for aggregate consideration of $90.3 million, including $0.3 million of acquisition-related costs.  For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Storage Assets recorded at the historical cost of the Private Company, which was approximately $17.2 million, inclusive of $0.6 million of completion costs subsequent to the close of the acquisition, with the additional purchase price of $73.1 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.

 Results of Operations

The table below summarizes the financial results of the Partnership for the three months ended March 31, 2008 and 2009.  Due to the events related to the Bankruptcy Filings, including uncertainties related to future revenues and cash flows, we do not expect our financial results for the three months ended March 31, 2009 to be indicative of our future financial results.  In addition, the effects of the Bankruptcy Filings and expansions discussed above affected the comparability of results for the periods presented.

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$31	$10,217
Related party	9,832	1,419
Total crude oil terminalling and storage	9,863	11,636
Crude oil gathering and transportation revenues:
Third party	4,593	13,893
Related party	18,010	1,056
Total crude oil gathering and transportation	22,603	14,949
Asphalt services revenues:
Third party	-	-
Related party	7,748	15,585
Total asphalt services	7,748	15,585
Total revenues	40,214	42,170

Operating expenses:
Crude oil terminalling and storage	1,388	1,827
Crude oil gathering and transportation	17,258	14,238
Asphalt services	3,620	6,148
Total operating expenses	22,266	22,213

General and administrative expenses:	3,010	8,707

Operating income	14,938	11,250
Interest expense	5,089	12,849
Income tax expense	91	61
Net income (loss)	$9,758	$(1,660)

 Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Service revenues. Service revenues were $42.2 million for the three months ended March 31, 2009 compared to $40.2 million for the three months ended March 31, 2008 (including fuel surcharge revenues of $0.9 million and $1.2 million  related to fuel and power consumed to operate our liquid asphalt cement storage tanks), an increase of $2.0 million, or 5%. Service revenues include revenues from crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services. Crude oil terminalling and storage revenues increased by $1.7 million to $11.6 million for the three months ended March 31, 2009 compared to $9.9 million for the three months ended March 31, 2008, primarily due to an increase in our storage capacity that resulted from our purchase of the Acquired Storage Assets in May 2008.  In connection with the Bankruptcy Filings, the Private Company rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to third party customers.  This resulted in a $10.2 million increase in our third party crude oil terminalling and storage revenues during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Our crude oil gathering and transportation services revenue decreased by $7.7 million to $14.9 million for the three months ended March 31, 2009 compared to $22.6 million for the three months ended March 31, 2008.  The decrease is primarily due to the impact of the Bankruptcy Filings and the resulting decrease in the volume of crude oil we gathered and transported for our customers.  Historically, the Private Company was a first purchaser of crude oil and it utilized our gathering and transportation assets to deliver its crude oil to market.  As we are not in the business of purchasing crude oil, the utilization of our crude oil gathering and transportation assets is now dependent on third party purchasers of crude oil, some of whom own alternative gathering and transportation assets.  Our reliance on third party purchasers of crude oil has resulted in a decrease in the utilization of our crude oil gathering and transportation assets, and we continue to expect a similar level of utilization of these assets for the remainder of 2009.  In connection with the Bankruptcy Filings, the Private Company rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to third party customers.  Third parties accounted for 93% of our total crude oil gathering and transportation revenue of $14.9 million for the three months ended March 31, 2009 compared to 20% of our total crude oil gathering and transportation revenue for the three months ended March 31, 2008.

Our asphalt services revenue increased by $7.9 million to $15.6 million for the three months ended March 31, 2009 compared to $7.7 million for the three months ended March 31, 2008.  The increase is primarily due to the different time periods in which we earned asphalt service revenues during such quarters as a result of our acquisition of the Acquired Asphalt Assets in February 2008.  In connection with entering into the Settlement with the Private Company in April of 2009, we executed a new Terminalling Agreement with the Private Company.  In addition, as of July 31, 2009, we have entered into leases and storage agreements with third party customers relating to 45 of our 46 asphalt facilities.  We expect annual revenues from these leases and storage agreements to be approximately $40 million.

Operating expenses.  Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses remained consistent at $22.2 million for the three months ended March 31, 2009 compared to $22.3 million for the three months ended March 31, 2008 (including $0.9 million and $1.2 million of fuel and power expense to operate our liquid asphalt cement storage tanks during the three months ended March 31, 2009 and 2008, respectively).  Our asphalt operating expenses increased $2.5 million, or 69%, to $6.1 million for the three months ended March 31, 2009 compared to $3.6 million for the three months ended March 31, 2008 primarily due to not having a full quarter of operations in the first quarter of 2008.  Crude oil terminalling and storage operating expenses increased by $0.4 million to $1.8 million for the three months ended March 31, 2009 compared to $1.4 million for the three months ended March 31, 2008 primarily as a result of incremental operating costs associated with the expansion of our crude oil storage capacity in connection with our May 2008 purchase of the Acquired Storage Assets.  Our crude oil gathering and transportation operating expenses decreased by $3.1 million to $14.2 million for the three months ended March 31, 2009 compared to $17.3 million for the three months ended March 31, 2008 due to the decreased utilization of our crude oil gathering and transportation assets as discussed above.

Fuel expenses incurred in our crude oil gathering and transportation segment decreased by $1.3 million to $1.6 million for the three months ended March 31, 2009 compared to $2.9 million for the three months ended March 31, 2008. The decline in our fuel costs is attributable to the decreased utilization of our crude oil gathering and transportation assets as discussed above.

Our repair and maintenance expenses decreased by $0.8 million to $1.3 million for the three months ended March 31, 2009 compared to $2.1 million for the three months ended March 31, 2008, primarily due to the decreased utilization of our crude oil gathering and transportation assets as discussed above. Lease expenses related to crude oil tanker trucks increased by $0.4 million to $0.9 million for the three months ended March 31, 2009. This increase is primarily attributable to a decrease in the number of trucks we leased under capital lease agreements and an increase in the number of trucks we leased under operating lease agreements in the first quarter of 2009 compared to the first quarter of 2008.  As a result of the growth in our property and equipment associated with the Acquired Asphalt Assets, the Acquired Pipeline Assets and the Acquired Storage Assets, our property taxes increased by $0.4 million to $0.9 million for the three months ended March 31, 2009 compared to $0.5 million for the three months ended March 31, 2008.

Depreciation expense increased by $1.7 million to $5.6 million for the three months ended March 31, 2009 compared to $3.9 million for the three months ended March 31, 2008, primarily as a result of the growth in our property and equipment associated with the Acquired Asphalt Assets and the Acquired Storage Assets.

General and administrative expenses. General and administrative expenses increased by $5.7 million, or 190%, to $8.7 million for the three months ended March 31, 2009 compared to $3.0 million for the three months ended March 31, 2008. This increase is due to increased costs related to legal and financial advisors as well as other related costs in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue other strategic opportunities.  We expect this increased level of general and administrative expenses to continue throughout 2009.

Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility and the impact of our interest rate swap agreements. Interest expense increased by $7.7 million to $12.8 million for the three months ended March 31, 2009 compared to $5.1 million of interest expense for the three months ended March 31, 2008.  The increase is due to both an increase in average borrowings outstanding as a result of our financing of the purchase of the Acquired Asphalt Assets, the Acquired Pipeline Assets and the Acquired Storage Assets and higher interest rates under our credit facility and the related Forbearance Agreement and amendments thereto during the three months ended March 31, 2009.  Interest expense in the quarter ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to the 2008 financial statements.  We incurred interest expense of $11.7 million for the three months ended June 30, 2009, and we anticipate this increased amount of interest expense to continue for the remainder of 2009.

 Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

 Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

 Liquidity and Capital Resources

 Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
	(in millions)
Net cash provided by operating activities	$25.9	$8.6
Net cash used in investing activities	(380.5)	(1.2)
Net cash provided by (used in) financing activities	355.0	(1.7)

    Operating Activities. Net cash provided by operating activities was $8.6 million for the three months ended March 31, 2009 as compared to the $25.9 million provided by operating activities for the three months ended March 31, 2008. The decrease in net cash provided by operating activities is primarily due to a $11.4 million decrease in our net income for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to decreased revenues under our agreements with the Private Company, increased general and administrative expenses related to legal and financial advisors as a result of the Bankruptcy Filings and increased interest expense under our credit facility.  In addition, net cash provided by our operating activities decreased by $7.7 million as a result of changes in working capital and by $2.2 million as a result of a decrease in our unrealized loss related to interest rate swaps.  Furthermore, depreciation increased by $1.7 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, which reduced the overall decrease in cash provided by operating activities.  Lastly, amortization of debt issuance costs increased by $2.8 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily as a result of increased fees paid in connection with our Forbearance Agreement and amendments thereto.

Investing Activities. Net cash used in investing activities was $1.2 million for the three months ended March 31, 2009 compared to $380.5 million for the three months ended March 31, 2008.  Net cash used in investing activities for the three months ended March 31, 2008 includes our $379.5 million purchase of the Acquired Asphalt Assets in February 2008.  Net cash used in investing activities during the three months ended March 31, 2009 is primarily comprised of maintenance capital expenditures.

Financing Activities. Net cash used in financing activities was $1.7 million for the three months ended March 31, 2009 as compared to $355.0 million provided by financing activities for the three months ended March 31, 2008.  Net cash used in financing activities for the three months ended March 31, 2008 includes proceeds of an underwritten public offering and borrowings under our credit facility in connection with our purchase of the Acquired Asphalt Assets in February 2008.  Net cash used in financing activities for the three months ended March 31, 2009 is primarily comprised of payments on our capital lease obligations and debt issuance costs capitalized in connection with the amended credit facility in March 2009.  As a result of our entering into the Credit Agreement Amendment in April of 2009, cash flows from financing activities for the remainder of 2009 are expected to include borrowings and payments under our credit facility.

 Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At March 31, 2009, we had approximately $21.9 million of availability under our revolving credit facility.  As of July 31, 2009, we had an aggregate unused credit availability under our revolving credit facility of approximately $27.9 million and cash on hand of approximately $2.2 million.  Usage of our revolving credit facility is subject to ongoing compliance with covenants. If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, this cash position and availability under our credit facility may not be sufficient to operate our business over the long-term. Historically, we have derived a substantial majority of our revenues from services provided to the Private Company, and as such, our liquidity was affected by the liquidity and credit risk of the Private Company.  Due to the events related to the Bankruptcy Filings including uncertainties relating to our ability to comply with covenants under our credit facility, our exposure and sensitivity to interest rate risks given the materiality of our borrowings under our credit facility, and uncertainties related to securities and other litigation, we face substantial doubt as to our ability to continue as a going concern.

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

Expansion capital expenditures for organic growth projects totaled $0.1 million in the three months ended March 31, 2009 compared to $0.2 million in the three months ended March 31, 2008.  We expect expansion capital expenditures for organic growth projects to be approximately $2 million to $5 million in 2009.  Maintenance capital expenditures totaled $1.2 million in the three months ended March 31, 2009 compared to $1.1 million in the three months ended March 31, 2008.  We expect maintenance capital expenditures to be approximately $4 million in 2009.

No assurance can be given that we will not be required to restrict our operations because the limitations on our ability to incur capital expenditures due to restrictions under our credit agreement described below.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. Our partnership agreement provides that we distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures) and to comply with the provisions of our credit facility. Pursuant to the Credit Agreement Amendment, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of March 31, 2009, our leverage ratio was 5.32 to 1.00.  If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.

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

Description of Credit Facility. As of July 31, 2009, we had $422.1 million in outstanding borrowings under our credit facility (consisting of $22.1 under our revolving credit facility and $400 million under our term loan facility) with an aggregate unused credit availability under our revolving credit facility of approximately $27.9 million. The credit facility is guaranteed by certain of our subsidiaries.

During the quarter ended March 31, 2009, events of default existed under the credit facility.  In connection with the Settlement, we, our subsidiaries that are guarantors of the obligations under the credit facility, Wachovia Bank, National Association, as Administrative Agent, and the requisite lenders under our credit agreement entered into the Consent, Waiver and Amendment to Credit Agreement (the “Credit Agreement Amendment”), dated as of April 7, 2009, under which, among other things, the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.

The Credit Agreement Amendment permanently reduced our revolving credit facility under the credit agreement to $50 million, and increased the term loan facility to $400 million.  Upon the execution of the Credit Agreement Amendment, $150 million of our outstanding revolving loans were converted to term loans and we became able to borrow additional funds under our revolving credit facility.  Pursuant to the Credit Agreement Amendment, the credit facility and all obligations thereunder will mature on June 30, 2011.

During the three months ended March 31, 2009, the weighted average interest rate incurred by us was 9.0%.  After giving effect to the Credit Agreement Amendment, amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the federal funds rate plus 0.5% (the “Base rate”) plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  We pay a fee of 1.50% per annum on unused commitments under our revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility, as amended by the Credit Agreement Amendment, requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  Due to the Credit Agreement Amendment, we expect the interest expense we incur in 2009 to be substantially greater than the interest expense we incurred in 2008.

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

The credit facility contains financial covenants relating to leverage and interest coverage.  As discussed above, if our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.  Other covenants contained in the credit agreement restrict our ability to, among other things, grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of our assets (other than the sale or other disposition of the assets of the asphalt business, provided that such disposition is at arm’s length to a non-affiliate for fair market value in exchange for cash and the proceeds of the disposition are used to pay down outstanding loans), businesses and operations, materially alter the character of our business, and make acquisitions, investments and capital expenditures.

The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, and other customary defaults.  In addition, it is an event of default under our credit agreement if there is a change of control of us or our general partner.  It is also an event of default under the credit agreement if we do not file our delinquent quarterly and annual reports with the SEC by September 30, 2009, unless we retain new auditors, in which case such deadline is extended to December 31, 2009.  If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies, including taking available cash in our bank accounts.  If an event of default exists and we are unable to obtain forbearance from our lenders or a waiver of the events of default under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.  We are also prohibited from making cash distributions to our unitholders if any default or event of default (as defined in the credit agreement) exists.

For a further description of our credit facility, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Liquidity and Capital Resources—Description of Credit Facility" and the 2008 Form 10-K.

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of March 31, 2009, was as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(in millions)
Debt obligations (1)	$562.2	$44.6	$517.6	$-	$-
Capital lease obligations	0.8	0.7	0.1	-	-
Operating lease obligations	12.3	3.8	7.5	0.5	0.5
Financial advisory obligations (2)	0.9	0.9	-	-	-
Employee contract obligations (3)	0.6	0.6	-	-	-

(1)
Represents required future principal repayments of borrowings and interest payments under our credit facility, all of which is variable rate debt. For purposes of calculating interest payments on our variable rate debt, the interest rate on our outstanding borrowings of 9.0% as of March 31, 2009 was used.  All amounts outstanding under the credit facility mature in June 2011.  The amounts included in this table also reflect the additional interest payments specified in the Credit Agreement Amendment.  See Note 4 of the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for an additional description of the Credit Agreement Amendment.

(2)	Represents required future payments under a financial advisory services contract.

(3)	Represents required future payments to certain of our employees under retention agreements.

 Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 11 of the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risk associated with interest rates as of December 31, 2008 and March 31, 2009, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the 2008 Form 10-K. There have been no material changes in these market risks.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures, as of March 31, 2009, were effective.

Changes in internal control over financial reporting. There were changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as described below:

The internal review subcommittee of the Board investigated whether certain senior executive officers of our general partner who were also senior executive officers of the Private Company knew and understood, beginning as early as July 2007 and at various times thereafter, about a lack of liquidity at the Private Company that imperiled the Private Company’s ability to meet its obligations to us.  Based upon this investigation, and subject to the subcommittee’s lack of access to Private Company documents and electronic records and witnesses, counsel for the subcommittee found that each of the officers had access to and reviewed Private Company financial information, including information regarding the Private Company’s commodity trading activities, from which they could have developed an understanding of the nature and significance of the trading activities that led to liquidity problems at the Private Company well before they say they did.  While the officers each stated sincerely that they did not understand the nature or extent of the Private Company’s trading-related problems until the first week of July 2008 or later, objective evidence suggests that they showed at least some indifference to known or easily discoverable facts and that they failed to adhere to procedures under the Private Company’s Risk Management Policy created expressly to ensure that the Private Company’s trading activities were properly monitored.  Nonetheless, counsel for the subcommittee was not persuaded by the documents and other evidence it was able to access that the officers in fact knew and understood that the Private Company’s liquidity or capital needs were a significant cause for alarm until, at the earliest, the second quarter of 2008.  Moreover, while it appeared to counsel that the officers developed a growing awareness of the nature and severity of the Private Company’s liquidity issues over the second quarter of 2008, counsel was unable to identify with any more precision the specific level of concern or understanding these individuals had prior to July 2008.  While not within the scope of such counsel’s investigation, counsel was requested by the subcommittee to note any information that came to counsel’s attention during its investigation that suggested that the officers intended to deceive or mislead any third party.  Subject to limitations described in its report, no information came to counsel’s attention during its investigation that suggested to counsel that the officers intended to deceive or to mislead any third parties.  In addition, in connection with the investigation, counsel for the subcommittee did not express any findings of intentional misconduct or fraud on the part of any officer or employee of us.

After completion of the internal review, a plan was developed with the advice of the audit committee of the Board to further strengthen our processes and procedures.  This plan includes, among other things, reevaluating executive officers and accounting and finance personnel (including a realignment of officers) and hiring, as deemed necessary, additional accounting and finance personnel or consultants; reevaluating our internal audit function and determining whether to expand the duties and responsibilities of such group; evaluating the comprehensive training programs for all management personnel covering, among other things, compliance with controls and procedures, revising the reporting structure so that the Chief Financial Officer reports directly to the audit committee, and increasing the business and operational oversight role of the audit committee.  During the three months ended March 31, 2009, consistent with the plan, the officers were realigned, additional accounting and finance personnel were hired, the duties and responsibilities of internal audit were expanded, comprehensive training programs were evaluated, the reporting structure was revised so that the Chief Financial Officer reports directly to the audit committee, and the business and operational oversight role of the audit committee was increased.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

On July 22, 2009, all of the defendants filed motions to dismiss the amended complaint.

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

On July 8, 2009, the nine executives filed suit against our general partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against our general partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees.  Our general partner intends to vigorously defend these claims.

The Unsecured Creditors Committee filed an adversary proceeding in connection with the Bankruptcy Cases against Mr. Kivisto, Gregory C. Wallace and Westback Purchasing Company, L.L.C.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of the Private Company’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the Examiner’s Report (see Item 1 of this quarterly report and “Item 1. Business—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Examiner” in the 2008 Form 10-K). The claims against Mr. Foxx are based upon theories of fraudulent transfer, unjust enrichment, and breach of fiduciary duty with respect to certain bonus payments received from the Private Company, and other claims of breach of fiduciary duty and breach of contract are also alleged against Messrs. Foxx and Stallings in the amended complaint.  Messrs. Foxx and Stallings have informed us that they intend to vigorously defend these claims.

On July 24, 2009, we filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County, Oklahoma district court. In that suit, we are seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to us for two excess insurance policies in our Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of each policy was $10,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which we are seeking the recovery of damages and attorneys fees.

Item 1A.     Risk Factors

The risk factor set forth below updates the corresponding risk factor in “Part I, Item 1A. Risk Factors” in our 2008 Form 10-K. In addition to the risk factor below, you should carefully consider the other risk factors discussed in our 2008 Form 10-K, which could materially affect our business, financial position and results of operations.

Our unitholders have been and will be required to pay taxes on their share of our taxable income even if they have not or do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, they will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, even if our unitholders receive no cash distributions from us. In this regard, we did not pay a distribution to our unitholders for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009 or June 30, 2009, and we may realize a material amount of taxable gain, without any receipt of cash, as a result of the Settlement with the Private Company that occurred during the quarter ended June 30, 2009.  In addition, we do not expect to make a distribution relating to the third quarter of 2009 and may not be able to make distributions in the future. Thus, our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

Item 3.        Defaults Upon Senior Securities

           During the three months ended March 31, 2009, events of default existed under our credit agreement.  For a description of our credit facility and the defaults thereunder, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this quarterly report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the 2008 Form 10-K. The Credit Agreement Amendment waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.

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

SEMGROUP ENERGY PARTNERS, L.P.

By:           SemGroup Energy Partners G.P., L.L.C.
its General Partner

Date:  August 7, 2009                                                          By:              /s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:  August 7, 2009                                                          By:              /s/ James R. Griffin
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

10.2
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

10.3
Amendment to Credit Agreement, dated as of May 19, 2009, by and among SemGroup Energy Partners, L.P., the Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K, filed on July 2, 2009, and incorporated herein by reference).

10.4	Form of Employment Agreement (filed as Exhibit 10.14 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.5	Form of Phantom Unit Agreement (filed as Exhibit 10.15 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.6	Form of Retention Agreement (filed as Exhibit 10.16 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.7
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

10.8
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

10.9
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

10.10
Contribution, Conveyance, Assignment and Assumption Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemMaterials, L.P., K.C. Asphalt, L.L.C., SGLP Asphalt, L.L.C. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.11
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

10.20	Term Sheet, dated as of March 6, 2009 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on March 10, 2009, and incorporated herein by reference).
10.21
SemGroup Energy Partners G.P., L.L.C. 2009 Executive Cash Bonus Plan (filed as Exhibit 10.22 to the Partnership’s Annual Report on Form 10-K, filed on July 2, 2009, and incorporated herein by reference).

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