Form 10-Q
period 2009-06-30
SemGroup Energy Partners, L.P.
filed 2009-08-24
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Non-accelerated filer (Do not check if a smaller reporting company)        Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☒

As of August 21, 2009, there were 21,557,309 common units and 12,570,504 subordinated units outstanding.

i

PART I.                      FINANCIAL INFORMATION

Item 1. Financial Statements

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31, 2008	As of June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,785	$2,851
Accounts receivable, net of allowance for doubtful accounts of $554 and $429 at December 31, 2008 and June 30, 2009, respectively	8,342	9,003
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	18,912	1,456
Prepaid insurance	2,256	2,022
Other current assets	1,811	1,277
Total current assets	60,106	16,609
Property, plant and equipment, net of accumulated depreciation of $80,277 and $89,502 at December 31, 2008 and June 30, 2009, respectively	284,489	281,933
Goodwill	6,340	6,340
Debt issuance costs	1,956	7,999
Intangibles and other assets, net	1,750	1,663
Total assets	$354,641	$314,544
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$2,610	$3,433
Payables to related parties	20,134	3,335
Accrued interest payable	175	3,599
Accrued property taxes payable	1,951	2,087
Interest rate swap settlements payable	1,505	1,561
Unearned revenue	2,765	5,450
Accrued payroll	170	5,729
Other accrued liabilities	2,753	2,645
Current portion of capital lease obligations	866	572
Total current liabilities	32,929	28,411
Long-term debt	448,100	417,855
Long-term capital lease obligations	255	11
Commitments and contingencies (Notes 4 and 12)
Partners’ capital (deficit):
Common unitholders (21,557,309 units issued and outstanding for both dates)	481,007	477,844
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(284,332)	(286,176)
General partner interest (2.0% interest with 690,725 general partner units outstanding for both dates)	(323,318)	(323,401)
Total Partners’ capital (deficit)	(126,643)	(131,733)
Total liabilities and Partners’ capital (deficit)	$354,641	$314,544

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Service revenue:
Third party revenue	$6,027	$30,494	$10,651	$54,604
Related party revenue	49,249	7,020	84,839	25,079
Total revenue	55,276	37,514	95,490	79,683
Expenses:
Operating	29,505	24,744	51,771	46,956
Allowance for doubtful accounts	1,266	(11)	1,266	(11)
General and administrative	3,057	7,126	6,067	15,833
Total expenses	33,828	31,859	59,104	62,778
Gain on settlement transaction	—	2,585	—	2,585
Operating income	21,448	8,240	36,386	19,490
Other expenses:
Interest (income) expense	(225)	11,652	4,864	24,501
Income (loss) before income taxes	21,673	(3,412)	31,522	(5,011)
Provision for income taxes	77	47	168	108
Net income (loss)	$21,596	$(3,459)	$31,354	$(5,119)
Allocation of net income (loss) to limited and subordinated partners:
General partner interest in net income (loss)	$3,410	$(69)	$3,919	$(101)
Net income (loss) allocable to limited and subordinated partners	$18,186	$(3,390)	$27,435	$(5,018)

Basic and diluted net income (loss) per common unit	$0.53	$(0.10)	$0.83	$(0.14)
Basic and diluted net income (loss) per subordinated unit	$0.53	$(0.10)	$0.83	$(0.14)

Weighted average common units outstanding - basic and diluted	21,275	21,557	19,310	21,557
Weighted average subordinated partners’ units outstanding - basic and diluted	12,571	12,571	12,571	12,571

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands)
	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2008	$481,007	$(284,332)	$(323,318)	$(126,643)
Net loss	(3,170)	(1,848)	(101)	(5,119)
Equity-based incentive compensation	7	4	—	11
Consideration paid in excess of historical cost of assets acquired from Private Company	—	—	18	18
Balance, June 30, 2009	$477,844	$(286,176)	$(323,401)	$(131,733)

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2008	2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$31,354	$(5,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	357	(125)
Provision for uncollectible receivables from related parties	900	—
Depreciation and amortization	9,772	11,410
Amortization of debt issuance costs	262	4,289
Unrealized loss related to interest rate swaps	(2,729)	—
Gain on sale of assets	(46)	(38)
Gain on settlement transaction	—	(2,585)
Equity-based incentive compensation	1,437	11

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	228	(536)
Decrease in receivables from related parties	6,794	12,550
Decrease (increase) in prepaid insurance	(294)	234
Decrease (increase) in other current assets	(369)	534
Increase in other assets	(152)	(61)
Increase in accounts payable	242	1,029
Decrease in payables to related parties	(312)	(15,910)
Increase in accrued interest payable	1,472	3,424
Increase in accrued property taxes	1,183	136
Increase in interest rate swap settlements payable	—	56
Increase in unearned revenue	968	2,685
Increase in accrued payroll	—	5,559
Decrease in other accrued liabilities	(50)	(108)
Net cash provided by operating activities	51,017	17,435
Cash flows from investing activities:
Acquisition of assets from Private Company	(514,643)	—
Capital expenditures	(3,485)	(2,455)
Proceeds from sale of assets	372	201
Net cash used in investing activities	(517,756)	(2,254)
Cash flows from financing activities:
Debt issuance costs	(2,094)	(10,332)
Payments on capital lease obligations	(646)	(538)
Borrowings under credit facility	492,400	12,155
Payments under credit facility	(160,100)	(42,400)
Proceeds from equity issuance, net of offering costs	161,238	—
Distributions paid	(23,717)	—
Net cash provided by (used in) financing activities	467,081	(41,115)
Net increase (decrease) in cash and cash equivalents	342	(25,934)
Cash and cash equivalents at beginning of period	416	28,785
Cash and cash equivalents at end of period	$758	$2,851
Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$654	$(206)
Non-cash addition to property, plant and equipment related to settlement (see Note 12)	$—	$(9,536)

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

For the six months ended June 30, 2009, the Partnership derived approximately 30% of its revenues, excluding fuel reimbursement revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks, from services it provided to the Private Company.

2.	BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  Prior to consummating the Settlement (as defined below in Note 12), events of default existed under the Partnership’s credit facility.  As discussed in Notes 4 and 12 to the financial statements, the Partnership entered into the Credit Agreement Amendment (as defined below in Note 4) under which, among other things, the lenders under the Partnership’s credit facility consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement (as defined below in Note 4) and amendments thereto.  Due to the events related to the Bankruptcy Filings, including decreased revenues in the Partnership’s crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, the Partnership continues to face uncertainties with respect to its ability to comply with covenants under its credit facility as discussed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2009 (the “2008 Form 10-K”) and as discussed in Note 12.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.   Management’s plans in regard to these matters are also discussed in Note 12.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The statements of operations for the three and six months ended June 30, 2008 and 2009 and the statements of cash flows for the six months ended June 30, 2008 and 2009 are unaudited. In the opinion of management, the unaudited interim financial statements have been prepared on the same bases as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the 2008 Form 10-K.  Interim financial results are not necessarily indicative of the results to be expected for an annual period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Partnership has performed an evaluation of subsequent events through August 24, 2009, which is the date the financial statements in this quarterly report are filed on Form 10-Q.

3.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2008	June 30, 2009
Land		$15,065	$15,430
Land improvements	10-20	5,366	5,373
Pipelines and facilities	5-31	95,010	96,869
Storage and terminal facilities	10-35	166,950	164,352
Transportation equipment	3-10	24,744	23,566
Office property and equipment and other	3-31	19,972	20,387
Pipeline linefill and tank bottoms		—	7,475
Construction-in-progress		37,659	37,983
Property, plant and equipment, gross		364,766	371,435
Accumulated depreciation		(80,277)	(89,502)
Property, plant and equipment, net		$284,489	$281,933

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment includes assets under capital leases of $1.2 million and $0.7 million, net of accumulated depreciation of $5.3 million and $5.6 million at December 31, 2008 and June 30, 2009, respectively. All capital leases relate to the transportation equipment asset category.  At June 30, 2009, $37.2 million of construction-in-progress consists of the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that was acquired by the Partnership from the Private Company on May 12, 2008.  The Partnership has suspended capital expenditures on this pipeline due to the continuing impact of the Bankruptcy Filings (see Note 2).  Management currently intends to put the asset into service in early 2010 and is exploring various alternatives to complete the project.

Depreciation expense for the six months ended June 30, 2008 and June 30, 2009 was $9.6 million and $11.3 million, respectively.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement Amendment subsequently further permanently reduced the Partnership’s revolving credit facility under the credit agreement from $220 million to $50 million, and increased the term loan facility from $250 million to $400 million.  Upon the execution of the Credit Agreement Amendment, $150 million of the Partnership’s outstanding revolving loans were converted to term loans and the Partnership became able to borrow additional funds under its revolving credit facility.  Substantially all of the Partnership’s assets are pledged as collateral under the Credit Agreement.  Pursuant to the Credit Agreement Amendment, the credit facility  and all obligations thereunder will mature on June 30, 2011.  As of August 21, 2009, the Partnership had an aggregate unused credit availability under its revolving credit facility of approximately $27.2 million. Pursuant to the Credit Agreement Amendment, the Partnership’s revolving credit facility is limited to $50.0 million.  If any of the financial institutions that support the Partnership’s revolving credit facility were to fail, it may not be able to find a replacement lender, which could negatively impact its ability to borrow under its revolving credit facility.  For instance, Lehman Brothers Commercial Bank is one of the lenders under the Partnership’s $50.0 million revolving credit facility, and Lehman Brothers Commercial Bank has agreed to fund approximately $2.5 million (approximately 5%) of the revolving credit facility.  On several occasions Lehman Brothers Commercial Bank has failed to fund revolving loan requests under the Partnership’s revolving credit facility, effectively limiting the aggregate amount of the Partnership’s revolving credit facility to $47.5 million.

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

After giving effect to the Credit Agreement Amendment, amounts outstanding under the Partnership’s credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  The Partnership pays a fee of 1.50% per annum on unused commitments under its revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under the Partnership’s credit facility must be paid monthly.  The Partnership’s credit facility, as amended by the Credit Agreement Amendment, requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  During the six months ended June 30, 2009, the weighted average interest rate incurred by the Partnership was 9.5%.

Among other things, the Partnership’s credit facility, as amended by the Credit Agreement Amendment, requires the Partnership to make (i) minimum quarterly amortization payments on March 31, 2010 in the amount of $2.0 million, June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 50% of excess cash flow (as defined in the Credit Agreement Amendment).  The Partnership’s credit facility, as amended by the Credit Agreement Amendment, prohibits the Partnership from making draws under the revolving credit facility if it would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.  Based on borrowings under the credit facility as of June 30, 2009, the Partnership estimates a final principal repayment of $406.4 million in 2011 in connection with the June 30, 2011 maturity of all obligations under the credit facility.  Based on the borrowing rates currently available to the Partnership for debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt at June 30, 2009 approximates its fair value.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets (other than the sale or other disposition of the assets of the asphalt business, provided that such disposition is at arm’s length to a non-affiliate for fair market value in exchange for cash and the proceeds of the disposition are used to pay down outstanding loans), businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures.  The credit agreement prohibits the Partnership from making distributions of available cash to its unitholders if any default or event of default (as defined in the credit agreement) exists.  The credit agreement, as amended by the Credit Agreement Amendment, requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each month for the twelve month period ending on the date of determination, that ranges on a monthly basis from not more than 5.50 to 1.00 to not more than 9.75 to 1.00.  In addition, pursuant to the Credit Agreement Amendment, the Partnership’s ability to make acquisitions and investments in unrestricted subsidiaries is limited and the Partnership may only make distributions if its leverage ratio is less than 3.50 to 1.00 and certain other conditions are met.  As of June 30, 2009, the Partnership’s leverage ratio was 5.84 to 1.00, which is in compliance with the covenant specified in the Partnership’s credit facility.  However, if the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.

The credit agreement, as amended by the Credit Agreement Amendment, also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) that ranges on a monthly basis from not less than 2.50 to 1.00 to not less than 1.00 to 1.00. As of June 30, 2009, the Partnership’s interest coverage ratio was 1.90 to 1.00, which is in compliance with the covenant specified in the Partnership’s credit facility.

Further, the Partnership is required to maintain a monthly consolidated adjusted EBITDA for the prior twelve months ranging from $45.4 million to $82.9 million as determined at the end of each month.  In addition, capital expenditures are limited to $12.5 million in 2009, $8.0 million in 2010 and $4.0 million in the six months ending June 30, 2011.

The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, and other customary defaults.  In addition, a change of control of the Partnership or the Partnership’s general partner will be an event of default under the credit agreement.  It is also an event of default under the credit agreement if the Partnership does not file its delinquent quarterly and annual reports with the SEC by September 30, 2009, unless the Partnership retains new auditors, in which case such deadline is extended to December 31, 2009.  Effective upon the filing of this quarterly report, the Partnership will be current in its filings with the SEC. If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies, including taking available cash in the Partnership’s bank accounts.  If an event of default exists and the Partnership is unable to obtain forbearance from its lenders or a waiver of the events of default under its credit agreement, it may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on its business, the price of its common units and its results of operations.  The Partnership is also prohibited from making cash distributions to its unitholders while the events of default exist.

Interest expense related to debt issuance costs for the three and six month periods ended June 30, 2008 and 2009 was $0.2 million and $1.4 million and $0.3 million and $4.3 million, respectively.  Interest expense in the three months ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to the 2008 or 2009 financial statements.  In connection with the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment, $1.4 million and $8.8 million in debt issuance costs were capitalized in March 2009 and April 2009, respectively.

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

5.	NET INCOME PER LIMITED PARTNER UNIT

On January 1, 2009, the Partnership adopted Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class method under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships. Under EITF No. 07-4, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The Partnership has retrospectively applied the provisions of EITF No. 07-4 to the three and six months ended June 30, 2008. Until January 1, 2009, the Partnership’s accounting practice, for purposes of calculating earnings per unit, was to allocate net income (loss) to the general partner based on the general partner’s share of total or pro forma distributions, as applicable, including incentive distribution rights. The adoption of EITF No. 07-4 did not materially impact the Partnership’s financial position, results of operations or cash flows.  The following sets forth the computation of basic and diluted net income (loss) per common and subordinated unit (in thousands, except per unit data):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
Net income (loss)	$21,596	$(3,459)	$31,354	$(5,119)
Less: General partner interest in net income (loss)	3,410	(69)	3,919	(101)
Net income (loss) available to limited and subordinated partners	$18,186	$(3,390)	$27,435	$(5,018)

Basic and diluted weighted average number of units:
Common units	21,275	21,557	19,310	21,557
Subordinated units	12,571	12,571	12,571	12,571
Restricted and phantom units	530	480	508	467

Basic and diluted net income (loss) per common unit	$0.53	$(0.10)	$0.83	$(0.14)
Basic and diluted net income (loss) per subordinated unit	$0.53	$(0.10)	$0.83	$(0.14)

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The difference between the amounts of net income allocated to the limited and general partners and the related earnings per unit calculations under EITF No. 07-4 and the Partnership’s previous accounting methodology for the three and six months ended June 30, 2008 is provided in the table below:

	(in thousands, except per unit amounts)
	Current Accounting Under EITF 07-4	As Previously Reported	Difference
Three Months Ended June 30, 2008
General partner interest in net income	$3,410	$3,410	$—
Net income available to limited and subordinated partners	18,186	18,186	—
	$21,596	$21,596	$—
Basic and diluted weighted average number of units:
Common units	21,275	21,275	—
Subordinated units	12,571	12,571	—
Restricted and phantom units	530	530	—

Basic and diluted net income per common unit	$0.53	$0.53	$—
Basic and diluted net income per subordinated unit	$0.53	$0.53	$—

Six Months Ended June 30, 2008
General partner interest in net income	$3,919	$3,605	$314
Net income available to limited and subordinated partners	27,435	27,749	(314)
	$31,354	$31,354	$—
Basic and diluted weighted average number of units:
Common units	19,310	19,310	—
Subordinated units	12,571	12,571	—
Restricted and phantom units	508	508	—

Basic and diluted net income per common unit	$0.83	$0.84	$(0.01)
Basic and diluted net income per subordinated unit	$0.83	$0.84	$(0.01)

6.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

The Partnership has not made a distribution to its common unitholders, subordinated unitholders or general partner since May 15, 2008 due to the events of default that existed under its credit agreement, restrictions under the credit agreement and the uncertainty of its future cash flows relating to the Bankruptcy Filings.  The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a distribution for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008 or March 31, 2009 and will not receive a distribution for the quarter ended June 30, 2009.  In addition, the Partnership does not currently expect to make a distribution relating to operations during the third quarter of 2009.  Pursuant to the Credit Agreement Amendment, the Partnership is prohibited from making distributions to its unitholders if its leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of June 30, 2009, the Partnership’s leverage ratio was 5.84 to 1.00. If the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.  The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  After giving effect to the nonpayment of distributions for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, each common unit was entitled to an arrearage of $1.56, or total arrearages for all common units of $33.7 million based upon 21,557,309 common units outstanding as of August 21, 2009.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Private Company’s control of the Partnership’s general partner, consideration paid in excess of the historical cost of the Acquired Asphalt Assets, Acquired Pipeline Assets, and Acquired Storage Assets (which were acquired from the Private Company prior to the Change of Control) were treated as distributions to the Private Company.  This resulted in an aggregate reduction in partners’ capital of $317.1 million and negative partners’ capital of $131.7 million as of June 30, 2009.

7.	RELATED PARTY TRANSACTIONS

Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with the Private Company. For the six month periods ended June 30, 2008 and 2009, the Partnership recognized revenue of $56.2 million and $3.2 million, respectively, under the Throughput Agreement.

In conjunction with the purchase of the Acquired Asphalt Assets in February 2008, the Partnership entered into the Terminalling Agreement with the Private Company. For the six month periods ended June 30, 2008 and 2009, the Partnership recognized revenue of $28.2 million and $21.8 million, respectively, under the Terminalling Agreement, including fuel reimbursement revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks.

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

As of December 31, 2008 and June 30, 2009, the Partnership had $18.9 million and $1.5 million, respectively, in receivables from the Private Company and its subsidiaries, including the pre-petition receivables of $10.5 million as of December 31, 2008.  The $10.5 million relates to amounts that were due from the Private Company as of December 31, 2008 and are considered pre-petition debt in the Bankruptcy Cases.  In connection with the Settlement, pre-petition related party receivables were netted against pre-petition related party payables of $10.6 million and waived in April 2009 (see Note 12).

Prior to the Bankruptcy Filings, the Partnership paid the Private Company a fixed administrative fee for providing general and administrative services to the Partnership.  This fixed administrative fee was initially fixed at $5.0 million per year through July 2010.  Concurrently with the closing of the purchase of the Acquired Asphalt Assets in February of 2008, the Partnership amended and restated the Omnibus Agreement, increasing the fixed administrative fee the Partnership paid the Private Company for providing general and administrative services to the Partnership from $5.0 million per year to $7.0 million per year.  For the six month periods ended June 30, 2008 and 2009, the Partnership recorded general and administrative expenses of $3.2 million and $1.8 million, respectively, for the services provided under the Omnibus Agreement.  The obligation for the Private Company to provide services under the Amended Omnibus Agreement and the corresponding administrative fee payable by the Partnership were terminated in connection with the events related to the Change of Control.  The Private Company continued to provide such services to the Partnership until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and the Private Company and the Partnership entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see Note 12).  In addition, in connection with the Settlement, the Private Company waived the fixed administrative fee payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 12).

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prior to entering into the Shared Services Agreement, the Partnership also reimbursed the Private Company for direct operating payroll and payroll-related costs and other operating costs associated with services the Private Company’s employees provided to the Partnership. For the six month periods ended June 30, 2008 and 2009, the Partnership recorded $14.3 million and $7.8 million, respectively, in compensation costs and $1.6 million and $0.6 million, respectively, in other operating costs related to services provided by the Private Company’s employees which are reflected as operating expenses in the accompanying statement of operations. As of December 31, 2008 and June 30, 2009, respectively, the Partnership had $20.1 million and $3.3 million in payables to the Private Company and its subsidiaries, including the pre-petition payables of $10.6 million at December 31, 2008.  Pursuant to the Settlement, these pre-petition related party payables were netted against pre-petition related party receivables and waived in April 2009 (see Note 12).  After the effective date of the Settlement, these costs are reimbursed pursuant to the Shared Services Agreement and the Transition Services Agreement (see Note 12).  In addition, in connection with the Settlement, the Private Company waived the direct operational costs attributable to the Partnership’s asphalt operations and payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 12).

During the six months ended June 30, 2009, the Partnership provided crude oil gathering and transportation services to an entity on whose board of directors a member of the Board serves.  The Partnership earned revenue of $2.4 million for services it provided to this entity in the six months ended June 30, 2009, and as of June 30, 2009 the Partnership has a $0.4 million receivable from this entity.

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

In addition, in December 2008 the Plan was amended to provide for the delivery of subordinated units in addition to common units upon vesting and 3,333 restricted common units and 1,667 restricted subordinated units were awarded under the Plan.  In April 2009, the 1,667 restricted subordinated units previously awarded to Duke R. Ligon were cancelled and were replaced by a grant of 1,667 restricted common units.  The restricted common units granted to Mr. Ligon vest in one-third increments over a three-year period.  In March 2009, 30,000 phantom common units were granted which vest in one-third increments over three years.  The weighted average grant date fair value of the awards granted in 2008 and 2009 that are outstanding as of August 21, 2009 is $2.45 per unit and $2.25 per unit, respectively. The Partnership’s equity-based incentive compensation expense for the six months ended June 30, 2008 and 2009 was approximately $1.4 million and $0, respectively.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of environmental-related matters. Management believes that these legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, an accrual is established equal to its estimate of the likely exposure. The Partnership did not have an accrual for legal settlements as of December 31, 2008 or June 30, 2009.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ASPHALT SERVICES —The Partnership provides liquid asphalt cement and residual fuel terminalling, storage and blending services at its terminalling and storage facilities located in twenty-three states.  In addition, the Partnership leases certain of its terminalling and storage facilities to third parties.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects certain financial data for each segment for the periods indicated.  For the three and six month periods ended June 30, 2008, segment information has been recast to reflect the change in segment presentation adopted at December 31, 2008:

	Crude Terminalling and Storage	Crude Gathering and Transportation	Asphalt Terminalling and Storage	Total
	(in thousands)
Three Months Ended June 30, 2008
Service revenue
Third party revenue	$980	$5,045	$2	$6,027
Related party revenue	9,863	18,950	20,436	49,249
Total revenue for reportable segments	10,843	23,995	20,438	55,276
Operating expenses (excluding depreciation and amortization)	579	15,595	7,572	23,746
Allowance for doubtful accounts	817	449	—	1,266
Operating margin (excluding depreciation and amortization)	9,447	7,951	12,866	30,264	(1)
Total assets (end of period)	77,223	86,923	150,032	314,178

Three Months Ended June 30, 2009
Service revenue
Third party revenue	$10,101	$14,244	$6,149	$30,494
Related party revenue	437	354	6,229	7,020
Total revenue for reportable segments	10,538	14,598	12,378	37,514
Operating expenses (excluding depreciation and amortization)	801	13,135	5,139	19,075
Allowance for doubtful accounts	—	(11)	—	(11)
Gain on settlement transaction	2,585	—	—	2,585
Operating margin (excluding depreciation and amortization)	12,322	1,474	7,239	21,035	(1)
Total assets (end of period)	74,904	97,854	141,786	314,544

Six Months Ended June 30, 2008
Service revenue
Third party revenue	$1,011	$9,638	$2	$10,651
Related party revenue	19,695	36,960	28,184	84,839
Total revenue for reportable segments	20,706	46,598	28,186	95,490
Operating expenses (excluding depreciation and amortization)	1,089	31,029	9,881	41,999
Allowance for doubtful accounts	817	449	—	1,266
Operating margin (excluding depreciation and amortization)	18,800	15,120	18,305	52,225	(1)
Total assets (end of period)	77,223	86,923	150,032	314,178

Six Months Ended June 30, 2009
Service revenue
Third party revenue	$20,318	$28,137	$6,149	$54,604
Related party revenue	1,856	1,410	21,813	25,079
Total revenue for reportable segments	22,174	29,547	27,962	79,683
Operating expenses (excluding depreciation and amortization)	1,404	25,832	8,309	35,545
Allowance for doubtful accounts	—	(11)	—	(11)
Gain on settlement transaction	2,585	—	—	2,585
Operating margin (excluding depreciation and amortization)	23,355	3,726	19,653	46,734	(1)
Total assets (end of period)	74,904	97,854	141,786	314,544

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Operating margin (excluding depreciation and amortization)	$30,264	$21,035	$52,225	$46,734
Depreciation and amortization	5,759	5,669	9,772	11,411
General and administrative expenses	3,057	7,126	6,067	15,833
Interest expense and other (income) expense	(225)	11,652	4,864	24,501
Income (loss) before income taxes	$21,673	$(3,412)	$31,522	$(5,011)

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

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
  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
  The disclosures that an entity should make about events or transactions that occurred after the balance sheet date
The Partnership adopted the SFAS No. 165 on April 1, 2009.

In April 2009, the FASB issued FASB Staff Position (FSP) Statement No. 107-1 and Accounting Principles Board (APB) 28-1 (collectively, FSP FAS 107-1), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends FAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP FAS 107-1 also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP FAS 107-1, the Partnership will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods.  In addition, the Partnership will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 is effective for periods ending after June 15, 2009. The Partnership adopted FSP FAS 107-1 on April 1, 2009 and it did not materially impact the Partnership’s financial position, results of operations, or cash flows.

In June 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”  (“EITF 03-6-1”).  EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented must be adjusted retrospectively to conform with the provisions of EITF 03-6-1. The Partnership adopted EITF 03-6-1 on January 1, 2009 and it did not materially impact the Partnership’s financial position, results of operations or cash flows.

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

12.	EVENTS RELATED TO THE BANKRUPTCY FILINGS

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership has accounted for the Settlement as an exchange of nonmonetary assets under the provisions of SFAS No. 153, “Exchange of Nonmonetary Assets.”  Accordingly, the accounting for the Settlement was based upon the fair value of the assets transferred by the Partnership.  These assets included the Transferred Settlement Assets as defined below (fair value of $4.4 million), the granted Easements as defined below (fair value of $1.1 million), and a receivable for March 2009 services provided to the Private Company (fair value of $4.0 million).  The fair value of the Transferred Settlement Assets was determined by an independent valuation obtained by the Partnership.  The fair value was allocated to the assets the Partnership received in the Settlement, with $7.5 million recorded to pipeline linefill and tank bottoms, $1.7 million to the Asphalt Assets, and $0.3 million to the received Easements.  The fair value of the Transferred Settlement Assets exceeded their book value, which resulted in the Partnership recording a gain of approximately $2.6 million in the three months ended June 30, 2009.

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

The general shared services include crude oil movement services, Department of Transportation services, right-of-way services, environmental services, pipeline and civil structural maintenance services, safety services, pipeline truck station maintenance services, project support services and truck dispatch services.  The fees for such general shared services were fixed at $125,000 for the month of April 2009.  Thereafter the fees are calculated in accordance with the formulas contained therein.  The fees for these services were approximately $123,000 and $108,000 for the months of May and June 2009.  The Private Company has agreed to provide the general shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.

The Cushing shared services include operational and maintenance services related to terminals at Cushing, Oklahoma.  The fees for such Cushing shared services were fixed at $20,000 for the month of April 2009.  Thereafter the fees are calculated in accordance with the formulas contained therein.  The fees for these services were approximately $25,000 and $22,000 for the months of May and June 2009.  The Private Company has agreed to provide the Cushing shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.

The SCADA services include services related to the operation of the SCADA system which is used in connection with the Partnership’s crude oil operations.  The fees for such SCADA services were fixed at $15,000 for the month of April 2009.  Thereafter the fees are calculated in accordance with the formulas contained therein.  The fees for these services were approximately $11,000 and $10,000 for the months of May and June 2009.  The Private Company has agreed to provide the SCADA services for five years (subject to earlier termination as provided therein) and the Partnership may elect to extend the term for two subsequent five year periods.

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

 Transfer of Asphalt Assets

In connection with the Settlement, the Private Company transferred certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with the Partnership’s existing asphalt facilities and associated real property interests to the Partnership (the “Asphalt Assets”).  The transfer of the Asphalt Assets in connection with the Settlement provides the Partnership with asphalt processing assets and outbound logistics for its existing asphalt assets and, therefore, allows it to provide asphalt terminalling, storage and processing services to third parties.  As of August 21, 2009, the Partnership has entered into leases and storage agreements with third parties relating to 45 of its 46 asphalt facilities, and employs certain individuals associated with its asphalt operations.

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

The lead plaintiff filed a consolidated amended complaint on May 4, 2009.  In that complaint, filed as a putative class action on behalf of all purchasers of the Partnership’s units from July 17, 2007 to July 17, 2008 (the “class period”), lead plaintiff asserts claims under the federal securities laws against the Partnership, its general partner, certain of the Partnership’s current and former officers and directors, certain underwriters in the Partnership’s initial and secondary public offerings, and certain entities who were investors in the Private Company and their individual representatives who served on the Private Company’s management committee. Among other allegations, the amended complaint alleges that the Partnership’s financial condition throughout the class period was dependent upon speculative commodities trading by the Private Company and its Chief Executive Officer, Mr. Kivisto, and that defendants negligently and intentionally failed to disclose this speculative trading in the Partnership’s public filings during the class period. The amended complaint further alleges there were other material omissions and misrepresentations contained in the Partnership's filings during the class period.  The amended complaint alleges claims for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for damages and rescission with respect to all persons who purchased the Partnership’s units in the initial and secondary offerings, and also asserts claims under section 10b, Rule 10b-5, and section 20(a) of the Securities and Exchange Act of 1934. The amended complaint seeks certification as a class action under the Federal Rules of Civil Procedure, compensatory and rescissory damages for class members, pre-judgment interest, costs of court, and attorneys’ fees.

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

In March and April 2009, nine current or former executives of the Private Company and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against the Partnership’s general partner.  Their claims arise from the Partnership’s general partner’s Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”).  Most claimants alleged that phantom units previously awarded to them vested upon the Change of Control that occurred in July 2008.  One claimant alleged that his phantom units vested upon his termination.  The claimants contended the Partnership’s general partner’s failure to deliver certificates for the phantom units within 60 days after vesting caused them to be damaged, and they sought recovery of approximately $2 million in damages and penalties.  On April 30, 2009, all of the wage claims were dismissed on jurisdictional grounds by the Department of Labor.

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

The Official Committee of Unsecured Creditors of SemCrude, L.P. ("Unsecured Creditors Committee") has filed an adversary proceeding in connection with the Bankruptcy Cases  against Thomas L. Kivisto, Gregory C. Wallace and Westback Purchasing Company, L.L.C. ("Westback"), a limited liability trading partnership that Mr. Kivisto owned and controlled.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of the Private Company’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the Examiner’s Report ("—Examiner"). The claims against Mr. Foxx are based upon theories of fraudulent transfer, unjust enrichment, and breach of fiduciary duty with respect to certain bonus payments received from the Private Company, and other claims of breach of fiduciary duty and breach of contract are also alleged against Messrs. Foxx and Stallings in the amended complaint.  Messrs. Foxx and Stallings have informed the Partnership that they intend to vigorously defend these claims.

On July 24, 2009, the Partnership filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, the Partnership seeks a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to the Partnership for two excess insurance policies in the Partnership’s Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of each policy was $10,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which the Partnership seeks the recovery of damages and attorneys fees.

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

 Bankruptcy Adversary Proceeding

The Unsecured Creditors Committee filed an adversary proceeding in connection with the Bankruptcy Cases against Messrs. Kivisto and Wallace and Westback.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of the Private Company’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Messrs. Foxx and Stallings, among others, based upon certain findings and recommendations in the Examiner’s Report described above (see “—Examiner”). The claims against Mr. Foxx are based upon theories of fraudulent transfer, unjust enrichment, and breach of fiduciary duty with respect to certain bonus payments received from the Private Company, and other claims of breach of fiduciary duty and breach of contract are also alleged against Messrs. Foxx and Stallings in the amended complaint.  Messrs. Foxx and Stallings have informed the Partnership that they intend to vigorously defend these claims.

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

In addition, general and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Plan - see Note 8) increased by approximately $6.9 million, $7.5 million, $6.4 million and $4.8 million, or approximately 300%, 326%, 278% and 209% to approximately $9.2 million for the third quarter of 2008, $9.8 million for the fourth quarter of 2008, $8.7 million for the first quarter of 2009 and $7.1 million for the second quarter of 2009, respectively, compared to $2.3 million in the second quarter of 2008.  This increase is due to increased costs related to legal and financial advisors as well as other related costs in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and the Partnership’s efforts to enter into storage contracts with third party customers and pursue strategic opportunities.  The Partnership expects this increased level of general and administrative expenses to continue throughout 2009.

The Partnership has also experienced increased interest expenses and other costs due to the events of default that existed under the Partnership’s credit agreement and the entering into the Forbearance Agreement, the amendments thereto and the Credit Agreement Amendment. Please see “Item 2.—Liquidity and Capital Resources” for a discussion of these agreements and the associated expenses.

In addition, as of August 21, 2009, the Partnership has entered into leases and storage agreements with third party customers relating to 45 of its 46 asphalt facilities.  The majority of these leases and storage agreements with third parties extend through December 31, 2011.  The Partnership operates the asphalt facilities pursuant to the storage agreements while its contract counterparties operate the asphalt facilities that are subject to the lease agreements.  The revenues the Partnership receives pursuant to these leases and storage agreements are less than the revenues received under the Terminalling Agreement with the Private Company.  Management expects annual revenues from these leases and storage agreements to be approximately $40 million.

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

We accounted for the Settlement as an exchange of nonmonetary assets under the provisions of SFAS No. 153, “Exchange of Nonmonetary Assets.”  Accordingly, the accounting for the Settlement was based upon the fair value of the assets we transferred to the Private Company.  These assets included the Transferred Settlement Assets (fair value of $5.5 million) and a receivable for March 2009 services provided to the Private Company (fair value of $4.0 million).  The fair value of the Transferred Settlement Assets was determined by an independent valuation.  The fair value was allocated to the assets the we received in the Settlement, with $7.5 million recorded to pipeline linefill and tank bottoms, $1.7 million to the Asphalt Assets, and $0.3 million to the received pipeline easements.  The fair value of the Transferred Settlement Assets exceeded their book value, which resulted in our recording a gain of approximately $2.6 million in the three months ended June 30, 2009.

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

Our Revenues

For the six months ended June 30, 2009, we derived approximately 30% of our revenues, excluding fuel reimbursement revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks, from services we provided to the Private Company and its subsidiaries.  Prior to an order relating to the settlement of certain matters between us and the Private Company issued by the Bankruptcy Court on September 9, 2008 (the “Order”) and the Settlement, the Private Company was obligated to pay us minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services were actually utilized by the Private Company.  The Order required the Private Company to make certain payments under the Throughput Agreement and Terminalling Agreement during a portion of the third and fourth quarters of 2008, including the contractual minimum payments under the Terminalling Agreement.  In connection with the Settlement, we waived the fees due under the Terminalling Agreement during March 2009.  In addition, the Private Company rejected the Throughput Agreement and the Terminalling Agreement and we and the Private Company entered into the New Throughput Agreement and the New Terminalling Agreement.  Revenues from services provided to the Private Company under the New Throughput Agreement and New Terminalling Agreement are substantially less than prior revenues from services provided to the Private Company as the new agreements are based upon actual volumes gathered, transported, terminalled and stored instead of certain minimum volumes and are at reduced rates when compared to the Throughput Agreement and Terminalling Agreement.  Also in connection with the Settlement, the Private Company transferred certain asphalt assets to us that were connected to our existing asphalt assets.  The transfer of the Private Company’s asphalt assets in connection with the Settlement provides us with asphalt processing assets and outbound logistics for our existing asphalt assets and, therefore, allows us to provide asphalt services for third parties.

We have been pursuing opportunities to provide crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services to third parties.  As a result of new crude oil third-party storage contracts, we increased our third-party crude oil terminalling and storage revenue from approximately $1.0 million, or approximately 10% of total terminalling and storage revenue during the second quarter of 2008, to approximately $10.2 million and $10.3 million, or approximately 88% and 96% of total terminalling and storage revenue for the first and second quarter of 2009, respectively.

In addition, as a result of new third-party crude oil transportation contracts and reduced commitments of usage by the Private Company under the Throughput Agreement and New Throughput Agreement, we increased our third-party gathering and transportation revenue from approximately $5.0 million, or approximately 21% of total gathering and transportation revenue during the second quarter of 2008, to approximately $13.9 million and $14.2 million, or approximately 93% and 98% of total gathering and transportation revenue for the first and second quarter of 2009, respectively.

The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in the Private Company’s crude oil services provided due to the termination of the monthly contract minimum revenues under the Throughput Agreement in September 2008 and reduced revenues under the New Throughput Agreement.  Average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from the Private Company.  However, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, second quarter 2009 total revenues are approximately $14.5 million (or approximately 29%) less than second quarter 2008 total revenues, in each case excluding fuel reimbursement revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.

In addition, we currently have entered into leases and storage agreements with third party customers relating to 45 of our 46 asphalt facilities.  The majority of these leases and storage agreements with third parties extend through December 31, 2011.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.  The revenues we receive pursuant to these leases and storage agreements are less than the revenues received under the Terminalling Agreement with the Private Company.  We expect annual revenues from these leases and storage agreements to be approximately $40 million.

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

Our Expenses

Events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue strategic opportunities have resulted in increased expenses beginning in the third quarter of 2008 due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Plan (the “Plan”)) increased by approximately $4.8 million, or approximately 209%, to approximately $7.1 million for the second quarter of 2009, compared to $2.3 million in the second quarter of 2008.  We expect this increased level of general and administrative expenses to continue throughout 2009.

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

 Results of Operations

The table below summarizes the financial results of the Partnership for the three and six months ended June 30, 2008 and 2009.  Due to the events related to the Bankruptcy Filings, including uncertainties related to future revenues and cash flows, we do not expect our financial results for the three and six months ended June 30, 2009 to be indicative of our future financial results.  In addition, the effects of the Bankruptcy Filings and expansions discussed above affected the comparability of results for the periods presented.

	Three Months ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$980	$10,101	$1,011	$20,318
Related party	9,863	437	19,695	1,856
Total crude oil terminalling and storage	10,843	10,538	20,706	22,174
Crude oil gathering and transportation revenues:
Third party	5,045	14,244	9,638	28,137
Related party	18,950	354	36,960	1,410
Total crude oil gathering and transportation	23,995	14,598	46,598	29,547
Asphalt services revenues:
Third party	2	6,149	2	6,149
Related party	20,436	6,229	28,184	21,813
Total asphalt services	20,438	12,378	28,186	27,962
Total revenues	55,276	37,514	95,490	79,683

Operating expenses:
Crude oil terminalling and storage	1,561	1,702	2,949	3,529
Crude oil gathering and transportation	17,417	14,878	34,675	29,115
Asphalt services	10,527	8,164	14,147	14,312
Total operating expenses	29,505	24,744	51,771	46,956

Allowance for doubtful accounts	1,266	(11)	1,266	(11)

General and administrative expenses	3,057	7,126	6,067	15,833

Gain on settlement transaction	—	2,585	—	2,585

Operating income	21,448	8,240	36,386	19,490
Interest (income) expense	(225)	11,652	4,864	24,501
Income tax expense	77	47	168	108
Net income (loss)	$21,596	$(3,459)	$31,354	$(5,119)

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Service revenues. Service revenues were $37.5 million for the three months ended June 30, 2009 compared to $55.3 million for the three months ended June 30, 2008, a decrease of $17.8 million, or 32%.  Service revenues include revenues from crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services. Crude oil terminalling and storage revenues decreased by $0.3 million to $10.5 million for the three months ended June 30, 2009 compared to $10.8 million for the three months ended June 30, 2008, primarily due to our transferring certain crude oil storage assets located in Kansas and northern Oklahoma to the Private Company in April 2009 in connection with the Settlement.

Our crude oil gathering and transportation services revenue decreased by $9.4 million to $14.6 million for the three months ended June 30, 2009 compared to $24.0 million for the three months ended June 30, 2008.  The decrease is primarily due to the impact of the Bankruptcy Filings and the resulting decrease in the volume of crude oil we gathered and transported for our customers.  Historically, the Private Company was a first purchaser of crude oil and it utilized our gathering and transportation assets to deliver its crude oil to market.  As we are not in the business of purchasing crude oil, the utilization of our crude oil gathering and transportation assets is now dependent on third party purchasers of crude oil, some of whom own alternative gathering and transportation assets.  Our reliance on third party purchasers of crude oil has resulted in a decrease in the utilization of our crude oil gathering and transportation assets, and we continue to expect a similar level of utilization of these assets for the remainder of 2009.  In connection with the Bankruptcy Filings, the Private Company rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to third party customers.  Third parties accounted for 98% of our total crude oil gathering and transportation revenue of $14.6 million for the three months ended June 30, 2009 compared to 21% of our total crude oil gathering and transportation revenue for the three months ended June 30, 2008.

Our asphalt services revenue decreased by $8.0 million to $12.4 million for the three months ended June 30, 2009 compared to $20.4 million for the three months ended June 30, 2008.  The decrease is primarily due to the impact of the Private Company's rejection of the Terminalling Agreement and the timing of our entering into new leases and storage agreements with third party customers in the middle of the second quarter of 2009.  In connection with entering into the Settlement with the Private Company in April of 2009, we executed a new Terminalling Agreement with the Private Company.  In addition, we currently have entered into leases and storage agreements with third party customers relating to 45 of our 46 asphalt facilities.  We expect annual revenues from these leases and storage agreements to be approximately $40 million.

Operating expenses.  Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses decreased by $4.8 million, or 16%, to $24.7 million for the three months ended June 30, 2009 compared to $29.5 million for the three months ended June 30, 2008.  Crude oil terminalling and storage operating expenses increased by $0.1 million to $1.7 million for the three months ended June 30, 2009 compared to $1.6 million for the three months ended June 30, 2008.  The increase is primarily a result of incremental operating costs associated with the expansion of our crude oil storage capacity in connection with our May 2008 purchase of the Acquired Storage Assets.  Our crude oil gathering and transportation operating expenses decreased by $2.5 million to $14.9 million for the three months ended June 30, 2009 compared to $17.4 million for the three months ended June 30, 2008.  The decrease is due to the decreased utilization of our crude oil gathering and transportation assets as discussed above. Our asphalt operating expenses decreased $2.3 million, or 22%, to $8.2 million for the three months ended June 30, 2009 compared to $10.5 million for the three months ended June 30, 2008 primarily due to the Private Company's rejection of the Terminalling Agreement and a related reduction in fuel and power consumed to heat our liquid asphalt cement storage tanks.  This reduction in fuel and power costs is also a result of the timing in which we entered into new lease and storage contracts with third party customers during the second quarter of 2009.  While our total operating expenses related to our asphalt operations decreased, property taxes related to these operations increased by $0.6 million to $1.1 million for the three months ended June 30, 2009 compared to $0.5 million for the three months ended June 30, 2008 primarily as a result of the asphalt assets we received in the Settlement.

Fuel expenses incurred in our crude oil gathering and transportation segment decreased by $1.7 million to $1.7 million for the three months ended June 30, 2009 compared to $3.4 million for the three months ended June 30, 2008. The decline in our fuel costs is primarily attributable to the decreased utilization of our crude oil transport trucks as a result of the impact of the Bankruptcy Filings.  Fuel and power expenses incurred in association with the boiler systems used to heat our liquid asphalt cement storage tanks decreased by $3.5 million to $1.4 million for the three months ended June 30, 2009 compared to $4.9 million for the three months ended June 30, 2008.  The decline in these fuel and power costs is a result of decreased utilization of our asphalt storage tanks by the Private Company as a result of its rejection of the Terminalling Agreement in April of 2009 and the timing of our contracting our asphalt assets to new third party customers.

Our repair and maintenance expenses decreased by $0.3 million to $1.9 million for the three months ended June 30, 2009 compared to $2.2 million for the three months ended June 30, 2008, primarily due to the decreased utilization of our crude oil gathering and transportation assets noted above.

Allowance for doubtful accounts.  Our allowance for doubtful accounts expense decreased by $1.3 million to $0 for the three months ended June 30, 2009 compared to $1.3 million for the three months ended June 30, 2008.  The allowances established during the three months ended June 30, 2008 relate to uncertainties in the collectability of certain amounts due from the Private Company and other third parties as a result of certain third parties netting amounts due them from the Private Company with amounts due us.  We have experienced no additional collection issues with respect to amounts due us as of June 30, 2009.

Gain on settlement transaction.  Operating income for the three months ended June 30, 2009 includes a $2.6 million gain recognized in connection with the Settlement.   We have accounted for the assets transferred pursuant to the Settlement as an exchange of nonmonetary assets under the provisions of SFAS No. 153, “Exchange of Nonmonetary Assets.”  Accordingly, we recorded the Crude Oil Assets and the Asphalt Assets received in the Settlement at the fair value of the Transferred Settlement Assets.  The fair value of these assets was determined by an independent valuation and resulted in our recording a gain of $2.6 million in the three months ended June 30, 2009.

General and administrative expenses. General and administrative expenses increased by $4.0 million, or 129%, to $7.1 million for the three months ended June 30, 2009 compared to $3.1 million for the three months ended June 30, 2008. This increase is due to increased costs related to legal and financial advisors as well as other related costs incurred in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue other strategic opportunities.

Interest(income) expense.  Interest (income) expense represents interest on capital lease obligations and long-term borrowings under our credit facility and the impact of our interest rate swap agreements. Interest expense increased by $11.9 million to $11.7 million for the three months ended June 30, 2009 compared to $0.2 million of interest income for the three months ended June 30, 2008.  The increase was primarily due to both an increase in average borrowings outstanding as a result of our financing of the purchase of the Acquired Pipeline Assets and the Acquired Storage Assets and higher interest rates under our amended credit facility during the three months ended June 30, 2009.  This increase was also due to the fair value accounting for the interest rate swaps that were terminated in the third quarter of 2008 as a result of events related to the Bankruptcy Filings, which resulted in $4.9 million of interest income during the three months ended June 30, 2008.  Furthermore, interest expense related to the amortization of debt issuance costs increased by $1.2 million to $1.4 million for the three months ended June 30, 2009 compared to $0.2 million for the three months ended June 30, 2008.  This is due to incremental amortization related to the Forbearance Agreement and our amended credit facility.

 Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Service revenues. Service revenues were $79.7 million for the six months ended June 30, 2009 compared to $95.5 million for the six months ended June 30, 2008, a decrease of $15.8 million, or 17%.   Service revenues include revenues from crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services. Crude oil terminalling and storage revenues increased by $1.5 million to $22.2 million for the six months ended June 30, 2009 compared to $20.7 million for the six months ended June 30, 2008, primarily due to an increase in our storage capacity as a result of our acquisition of the Acquired Storage Assets on May 30, 2008. In connection with the Bankruptcy Filings, the Private Company rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to third party customers.  This resulted in a $19.3 million increase in our third party crude oil terminalling and storage revenues during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Our crude oil gathering and transportation services revenue decreased by $17.1 million to $29.5 million for the six months ended June 30, 2009 compared to $46.6 million for the six months ended June 30, 2008.  The decrease is primarily due to the impact of the Bankruptcy Filings and the resulting decrease in the volume of crude oil we gathered and transported for our customers.  Historically, the Private Company was a first purchaser of crude oil and it utilized our gathering and transportation assets to deliver its crude oil to market.  As we are not in the business of purchasing crude oil, the utilization of our crude oil gathering and transportation assets is now dependent on third party purchasers of crude oil, some of whom own alternative gathering and transportation assets.  Our reliance on third party purchasers of crude oil has resulted in a decrease in the utilization of our crude oil gathering and transportation assets, and we continue to expect a similar level of utilization of these assets for the remainder of 2009.  In connection with the Bankruptcy Filings, the Private Company rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to third party customers.  Third parties accounted for 95% of our total crude oil gathering and transportation revenue of $29.5 million for the six months ended June 30, 2009 compared to 21% of our total crude oil gathering and transportation revenue for the six months ended June 30, 2008.

Our asphalt services revenue decreased by $0.2 million to $28.0 million for the six months ended June 30, 2009 compared to $28.2 million for the six months ended June 30, 2008.  The decrease is primarily due to the impact of the Private Company's rejection of the Terminalling Agreement and the timing of our entering into new leases and storage agreements with third party customers in the middle of the second quarter of 2009, and is partially offset by the fact that our results of operations for the six months ended June 30, 2008 include only approximately four months of operations due to the timing of our purchase of the Acquired Asphalt Assets.  In connection with entering into the Settlement with the Private Company in April of 2009, we executed a new Terminalling Agreement with the Private Company.  In addition, we currently have entered into leases and storage agreements with third party customers relating to 45 of our 46 asphalt facilities.  We expect annual revenues from these leases and storage agreements to be approximately $40 million.

Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses decreased by $4.8 million, or 9%, to $47.0 million for the six months ended June 30, 2009 compared to $51.8 million for the six months ended June 30, 2008.  Crude oil terminalling and storage operating expenses increased by $0.6 million to $3.5 million for the six months ended June 30, 2009 compared to $2.9 million for the six months ended June 30, 2008. The increase is primarily a result of incremental operating costs associated with the expansion of our crude oil storage capacity in connection with our May 2008 purchase of the Acquired Storage Assets.  Our crude oil gathering and transportation operating expenses decreased by $5.6 million to $29.1 million for the six months ended June 30, 2009 compared to $34.7 million for the six months ended June 30, 2008.  The decrease is due to the decreased utilization of our crude oil gathering and transportation assets as discussed above.  Our asphalt operating expenses increased by $0.2 million to $14.3 million for the six months ended June 30, 2009 compared to $14.1 million for the six months ended June 30, 2008.  This was primarily due to a $1.0 million increase in property taxes related to our purchase of the Acquired Asphalt Assets in February 2008 and the asphalt assets received in the Settlement, and was offset by an overall decrease in the utilization of our asphalt assets associated with events related to the Bankruptcy Filings.

Fuel expenses incurred in our crude oil gathering and transportation segment decreased by $3.0 million to $3.3 million for the six months ended June 30, 2009 compared to $6.3 million for the six months ended June 30, 2008. The decline in our fuel costs is primarily attributable to the decreased utilization of our crude oil transport trucks as a result of the impact of the Bankruptcy Filings.  Fuel and power expenses incurred in association with the boiler systems used to heat our liquid asphalt cement storage tanks decreased by $3.8 million to $2.2 million for the six months ended June 30, 2009 compared to $6.0 million for the six months ended June 30, 2008.  The decline in these fuel and power costs is a result of decreased utilization of our asphalt storage tanks by the Private Company as a result of its rejection of the Terminalling Agreement in April of 2009 and the timing of our contracting our asphalt assets to new third party customers.

Our repair and maintenance expenses decreased by $1.1 million to $3.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily due to the decreased utilization of our crude oil gathering and transportation assets noted above. Lease expense related to crude oil tanker trucks increased by $0.3 million to $1.6 million for the six months ended June 30, 2009. This increase is attributable to the replacement of crude oil transport vehicles that were historically financed through capital leases.  As a result of the growth in our property and equipment associated with the Acquired Pipeline Assets and the Acquired Storage Assets, our property taxes increased by $1.0 million to $2.4 million for the six months ended June 30, 2009 compared to $1.4 million for the six months ended June 30, 2008.

Depreciation expense increased by $1.7 million to $11.3 million for the six months ended June 30, 2009 compared to $9.6 million for the six months ended June 30, 2008, primarily as a result of growth in our property and equipment associated with the Acquired Storage Assets.

Allowance for doubtful accounts.  Our allowance for doubtful accounts expense decreased by $1.3 million to $0 million for the six months ended June 30, 2009 compared to $1.3 million for the six months ended June 30, 2008.  The allowances established during the six months ended June 30, 2008 relate to uncertainties in the collectability of certain amounts due from the Private Company and other third parties as a result of certain third parties netting amounts due them from the Private Company with amounts due us.  We have experienced no additional collection issues with respect to amounts due us as of June 30, 2009.

Gain on settlement transaction.  Operating income for the six months ended June 30, 2009 includes a $2.6 million gain recognized in connection with the Settlement.   We have accounted for the assets transferred pursuant to the Settlement as an exchange of nonmonetary assets under the provisions of SFAS No. 153, “Exchange of Nonmonetary Assets.”  Accordingly, we recorded the Crude Oil Assets and the Asphalt Assets received in the Settlement at the fair value of the Transferred Settlement Assets.  The fair value of these assets was determined by an independent valuation and resulted in our recording a gain of $2.6 million in the six months ended June 30, 2009.

General and administrative expenses.  General and administrative expenses increased by $9.7 million, or 159%, to $15.8 million for the six months ended June 30, 2009 compared to $6.1 million for the six months ended June 30, 2008. This increase is due to increased costs related to legal and financial advisors as well as other related costs incurred in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue other strategic opportunities.

Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility and the impact of our interest rate swap agreements. Total interest expense increased by $19.6 million to $24.5 million for the six months ended June 30, 2009 compared to $4.9 million for the six months ended June 30, 2008.  Cash interest expense increased by $12.7 million to $20.2 million for the six months ended June 30, 2009 compared to $7.5 million for the six months ended June 30, 2008.  The increase was primarily due to both an increase in average borrowings outstanding as a result of our financing of the purchase of the Acquired Pipeline Assets and the Acquired Storage Assets and higher interest rates under our amended credit facility during the six months ended June 30, 2009.  Non-cash interest expense increased by $7.0 million to $4.3 million for the six months ended June 30, 2009 compared to non-cash interest income of $2.7 million for the six months ended June 30, 2008. The increase is due to both the amortization of debt issuance costs incurred in connection with our amended credit facility and the Forbearance Agreement and amendments thereto and the fair value accounting for the interest rate swaps that were terminated in the third quarter of 2008 as a result of events related to the Bankruptcy Filings.  Interest expense in the three months ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to our 2008 or 2009 financial statements.

 Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

 Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

 Liquidity and Capital Resources

 Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the six months ended June 30, 2008 and 2009:

	Six Months Ended June 30,
	2008	2009
	(in millions)
Net cash provided by operating activities	51.0	17.4
Net cash used in investing activities	(517.8)	(2.3)
Net cash provided by (used in) financing activities	467.1	(41.1)

Operating Activities. Net cash provided by operating activities was $17.4 million for the six months ended June 30, 2009 as compared to the $51.0 million for the six months ended June 30, 2008.  The decrease in net cash provided by operating activities is primarily due to net income decreasing from net income of $31.4 million for the six months ended June 30, 2008 to a net loss of $5.1 million for the six months ended June 30, 2009.  This $36.5 million decrease in net income was significantly impacted by decreased revenues under our agreements with the Private Company, increased general and administrative expenses related to legal and financial advisors as a result of the Bankruptcy Filings and increased interest expense under our credit facility.  In addition, net cash provided by our operating activities decreased by $2.6 million as a result of the gain we recognized on the Settlement in the second quarter of 2009.  The decrease in our equity-based compensation expense resulted in a $1.4 million decrease in cash provided by operating activities in the comparative six month periods.  In addition, the change in our provision for uncollectible receivables resulted in a $1.4 million decrease in cash provided by operating activities for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

These decreases in cash provided by operating activities were partially offset by an increase in the amortization of debt issuance costs associated with our credit facility, which resulted in $4.0 million more cash provided by operating activities.  Furthermore, unrealized losses related to our interest rate swaps recorded during the six months ended June 30, 2008 resulted in a $2.7 million increase in cash provided by operating activities as compared to the six months ended June 30, 2009.  Lastly, depreciation increased by approximately $1.6 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Investing Activities. Net cash used in investing activities was $2.3 million for the six months ended June 30, 2009 compared to $517.8 million for the six months ended June 30, 2008.  Net cash used in investing activities for the six months ended June 30, 2008 includes our $379.5 million purchase of our Acquired Asphalt Assets, our $45.1 million purchase of our Acquired Pipeline Assets and our $90.3 million purchase of our Acquired Storage Assets.  Net cash used in investing activities during the six months ended June 30, 2009 is primarily comprised of maintenance and expansion capital expenditures.

Financing Activities. Net cash used in financing activities was $41.1 million for the six months ended June 30, 2009 as compared to $467.1 million provided by financing activities for the six months ended June 30, 2008.  Net cash provided by financing activities for the six months ended June 30, 2008 includes proceeds of an underwritten public offering and borrowings under our credit facility in connection with our purchase of the Acquired Asphalt Assets in February 2008 as well as borrowings under our credit facility in connection with our purchase of our Acquired Pipeline Assets and our Acquired Storage Assets in the second quarter of 2008.  Net cash used in financing activities for the six months ended June 30, 2009 is primarily comprised of payments under our credit facility and debt issuance costs related to our amended credit facility.  As a result of our entering into the Credit Agreement Amendment in April of 2009, cash flows from financing activities for the remainder of 2009 are expected to include borrowings and payments under our credit facility.

 Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At June 30, 2009, we had approximately $32.1 million of availability under our revolving credit facility.  At June 30, 2009 we have a working capital deficit of $11.8 million.  This does not have a material impact on our liquidity as we have availability under our revolving credit agreement.  As of August 21, 2009, we had an aggregate unused credit availability under our revolving credit facility of approximately $27.2 million.  Usage of our revolving credit facility is subject to ongoing compliance with covenants. If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, this cash position and availability under our credit facility may not be sufficient to operate our business over the long-term. Historically, we have derived a substantial majority of our revenues from services provided to the Private Company, and as such, our liquidity was affected by the liquidity and credit risk of the Private Company.  Due to the events related to the Bankruptcy Filings, including decreased revenues in our crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, we face uncertainty with respect to our ability to comply with covenants under our credit facility and substantial doubt as to our ability to continue as a going concern.

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

Expansion capital expenditures for organic growth projects totaled $0.4 million in the six months ended June 30, 2009 compared to $2.4 million in the six months ended June 30, 2008.  We expect expansion capital expenditures for organic growth projects to be approximately $2 million to $5 million in 2009.  Maintenance capital expenditures totaled $1.8 million in the six months ended June 30, 2009 compared to $3.2 million in the six months ended June 30, 2008.  We expect maintenance capital expenditures to be approximately $4 million in 2009.

No assurance can be given that we will not be required to restrict our operations because the limitations on our ability to incur capital expenditures due to restrictions under our credit agreement described below.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. Our partnership agreement provides that we distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures) and to comply with the provisions of our credit facility. Pursuant to the Credit Agreement Amendment, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of June 30, 2009, our leverage ratio was 5.84 to 1.00.  If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.

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

Description of Credit Facility. As of August 21, 2009, we had $422.8 million in outstanding borrowings under our credit facility (consisting of $22.8 million under our revolving credit facility and $400.0 million under our term loan facility) with an aggregate unused credit availability under our revolving credit facility of approximately $27.2 million. The credit facility is guaranteed by certain of our subsidiaries.

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

During the six months ended June 30, 2009, the weighted average interest rate incurred by us was 9.5%.  After giving effect to the Credit Agreement Amendment, amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.5% per annum, with a LIBOR floor of 3.0%, or the federal funds rate plus 0.5% (the “Base rate”) plus 5.5% per annum, with a Base rate floor of 4.0% per annum.  We pay a fee of 1.5% per annum on unused commitments under our revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility, as amended by the Credit Agreement Amendment, requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.5%, 0.5%, 1.0% and 1.0%, respectively.  Due to the Credit Agreement Amendment, we expect the interest expense we incur in 2009 to be substantially greater than the interest expense we incurred in 2008.

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

The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, failure to pay any principal when due or any interest or fees within three business days of the due date, failure to perform or otherwise comply with the covenants in the credit agreement, failure of any representation or warranty to be true and correct in any material respect, failure to pay debt, and other customary defaults.  In addition, it is an event of default under our credit agreement if there is a change of control of us or our general partner.  It is also an event of default under the credit agreement if we do not file our delinquent quarterly and annual reports with the SEC by September 30, 2009, unless we retain new auditors, in which case such deadline is extended to December 31, 2009.  Effective upon the filing of this quarterly report, we will be current in our filings with the SEC. If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies, including taking available cash in our bank accounts.  If an event of default exists and we are unable to obtain forbearance from our lenders or a waiver of the events of default under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.  We are also prohibited from making cash distributions to our unitholders if any default or event of default (as defined in the credit agreement) exists.

For a further description of our credit facility, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Liquidity and Capital Resources—Description of Credit Facility” and the 2008 Form 10-K.

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of June 30, 2009, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
		(in millions)
Shared Services Agreement obligations (1)	$5.4	$1.9	$3.4	$0.1	$—
Debt obligations (2)	508.1	47.5	460.6	—	—
Capital lease obligations	0.6	0.6	—	—	—
Operating lease obligations	13.2	4.0	6.1	1.8	1.3
Financial advisory obligations (3)	0.7	0.7	—	—	—
Employee contract obligations (4)	0.6	0.6	—	—	—

(1)	Represents required future payments under the Shared Services Agreement into which we and the Private Company entered in connection with the Settlement (see Item 1 of this quarterly report).

(2)
Represents required future principal repayments of borrowings and interest payments under our credit facility, all of which is variable rate debt. For purposes of calculating interest payments on our variable rate debt, the interest rate on our outstanding borrowings of 9.5% as of June 30, 2009 was used.  All amounts outstanding under the credit facility mature in June 2011.  The amounts included in this table also reflect the additional interest payments specified in the Credit Agreement Amendment.  See Note 4 of the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for an additional description of the Credit Agreement Amendment.

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

Commencing on December 12, 2008, indebtedness under the credit agreement bore interest at our option, at either (i) the Base rate plus 5.0% per annum, with a Base rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.  After giving effect to the Credit Agreement Amendment, amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.5% per annum, with a LIBOR floor of 3.0%, or the Base rate plus 5.5% per annum, with a Base rate floor of 4.0% per annum.  We pay a fee of 1.5% on unused commitments under our revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility, as amended by the Credit Agreement Amendment, requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.5%, 0.5%, 1.0% and 1.0%, respectively.

During the six months ended June 30, 2009, the weighted average interest rate incurred by us was 9.5%.  We expect the interest expense we incur in 2009 to be substantially greater than the interest expense we incurred in 2008.

Due to the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment, we expect our interest expense to continue to increase as compared to our interest expense prior to the Bankruptcy Filings.  Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on borrowings as of June 30, 2009 and the 3.00% LIBOR floor under our credit facility, an increase or decrease of 100 basis points in the interest rate will not impact annual interest expenses.  An increase of 350 basis points in the current LIBOR rate will result in increased annual interest of approximately $4.2 million based on borrowings and interest rates as of June 30, 2009.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures, as of June 30, 2009, were effective.

Changes in internal control over financial reporting. There were changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as described below:

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

Pursuant to a motion filed with the United States Judicial Panel on Multidistrict Litigation ("MDL Panel"), the Maurer case has been transferred to the Northern District of Oklahoma and consolidated with the Carson case.  The Rubin, Jain, and Hickman cases have also been transferred to the Northern District of Oklahoma.

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

In March and April 2009, nine current or former executives of the Private Company and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against our general partner.  Their claims arise from our general partner’s Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”).  Most claimants alleged that phantom units previously awarded to them vested upon the Change of Control that occurred in July 2008.  One claimant alleged that his phantom units vested upon his termination.  The claimants contended our general partner’s failure to deliver certificates for the phantom units within 60 days after vesting caused them to be damaged, and they sought recovery of approximately $2 million in damages and penalties.  On April 30, 2009, all of the wage claims were dismissed on jurisdictional grounds by the Department of Labor.

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

The Official Committee of Unsecured Creditors of SemCrude, L.P. ("Unsecured Creditors Committee") filed an adversary proceeding in connection with the Bankruptcy Cases against Mr. Kivisto, Gregory C. Wallace and Westback Purchasing Company, L.L.C., a limited liability trading partnership that Mr. Kivisto owned and controlled.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of the Private Company’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the Examiner’s Report (see Item 1 of this quarterly report and “Item 1. Business—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Examiner” in the 2008 Form 10-K). The claims against Mr. Foxx are based upon theories of fraudulent transfer, unjust enrichment, and breach of fiduciary duty with respect to certain bonus payments received from the Private Company, and other claims of breach of fiduciary duty and breach of contract are also alleged against Messrs. Foxx and Stallings in the amended complaint.  Messrs. Foxx and Stallings have informed us that they intend to vigorously defend these claims.

On July 24, 2009, we filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, we are seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to us for two excess insurance policies in our Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of each policy was $10,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which we are seeking the recovery of damages and attorneys fees.

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

Item 3.     Defaults Upon Senior Securities

           During the six months ended June 30, 2009, events of default existed under our credit agreement.  For a description of our credit facility and the defaults thereunder, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this quarterly report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the 2008 Form 10-K.  The Credit Agreement Amendment waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto, and no events of default existed as of June 30, 2009.

Item 5.    Other Information

As previously reported by the Partnership, Nasdaq suspended trading of the Partnership’s common units on February 20, 2009, and the Partnership’s common units have not traded on Nasdaq since that time.  On May 7, 2009, the NASDAQ Stock Market, Inc. announced the delisting and filed a Form 25-NSE with the SEC to complete the delisting, which became effective on May 18, 2009.  According to the notice, the determination to delist the Partnership’s common units was based on its noncompliance with Marketplace Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC.  The Partnership did not take any action regarding the delisting in connection with the filing of the Form 25-NSE with the SEC. The Partnership's common units are quoted on the Pink Sheets under the symbol “SGLP.PK.”

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

SEMGROUP ENERGY PARTNERS, L.P.

By:           SemGroup Energy Partners G.P., L.L.C.
 its General Partner

Date:  August 24, 2009                                                        By:              /s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:  August 24, 2009                                                         By:              /s/ James R. Griffin
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

10.2
Amendment to Credit Agreement, dated as of May 19, 2009, by and among SemGroup Energy Partners, L.P., the Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K, filed on July 2, 2009, and incorporated herein by reference).

10.3
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

10.4
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

10.5
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

10.6
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