Form 10-Q
period 2009-09-30
SemGroup Energy Partners, L.P.
filed 2009-11-13
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)      Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2009, there were 21,702,309 common units and 12,570,504 subordinated units outstanding.

i

PART I.                      FINANCIAL INFORMATION

Item 1. Financial Statements

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31, 2008	As of September 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,785	$5,638
Accounts receivable, net of allowance for doubtful accounts of $554 and $429 at December 31, 2008 and September 30, 2009, respectively	8,342	11,906
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	18,912	1,010
Prepaid insurance	2,256	3,461
Other current assets	1,811	1,691
Total current assets	60,106	23,706
Property, plant and equipment, net of accumulated depreciation of $80,277 and $95,002 at December 31, 2008 and September 30, 2009, respectively	284,489	277,942
Goodwill	6,340	6,340
Debt issuance costs	1,956	6,999
Intangibles and other assets, net	1,750	1,847
Total assets	$354,641	$316,834
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$2,610	$4,767
Payables to related parties	20,134	4,048
Accrued interest payable	175	3,403
Accrued property taxes payable	1,951	3,237
Interest rate swap settlements payable	1,505	129
Unearned revenue	2,765	4,888
Accrued payroll	170	4,338
Other accrued liabilities	2,753	2,752
Current portion of capital lease obligations	866	412
Total current liabilities	32,929	27,974
Long-term debt	448,100	422,499
Long-term capital lease obligations	255	—
Commitments and contingencies (Notes 4, 9 and 12)
Partners’ capital (deficit):
Common unitholders (21,557,309 units issued and outstanding as of December 31, 2008 and September 30, 2009)	481,007	477,023
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(284,332)	(287,205)
General partner interest (2.0% interest with 690,725 general partner units outstanding for both dates)	(323,318)	(323,457)
Total partners’ capital (deficit)	(126,643)	(133,639)
Total liabilities and partners’ capital (deficit)	$354,641	$316,834

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Service revenue:
Third party revenue	$15,571	$39,021	$26,222	$93,625
Related party revenue	38,223	998	123,062	26,077
Total revenue	53,794	40,019	149,284	119,702
Expenses:
Operating	27,368	24,479	80,405	71,425
General and administrative	27,177	7,106	33,244	22,939
Total expenses	54,545	31,585	113,649	94,364
Gain on settlement transaction	—	—	—	2,585
Operating income (loss)	(751)	8,434	35,635	27,923
Other expenses:
Interest expense	11,041	11,242	15,905	35,742
Income (loss) before income taxes	(11,792)	(2,808)	19,730	(7,819)
Provision for income taxes	59	51	227	159
Net income (loss)	$(11,851)	$(2,859)	$19,503	$(7,978)
Allocation of net income (loss) to limited and subordinated partners:
General partner interest in net income (loss)	$(237)	$(57)	$3,681	$(158)
Net income (loss) allocable to limited and subordinated partners	$(11,614)	$(2,802)	$15,822	$(7,820)

Basic and diluted net income (loss) per common unit	$(0.33)	$(0.08)	$0.50	$(0.23)
Basic and diluted net income (loss) per subordinated unit	$(0.33)	$(0.08)	$0.50	$(0.23)

Weighted average common units outstanding - basic and diluted	21,426	21,577	20,015	21,557
Weighted average subordinated partners’ units outstanding - basic and diluted	12,571	12,571	12,571	12,571

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2008	$481,007	$(284,332)	$(323,318)	$(126,643)
Net loss	(4,940)	(2,880)	(158)	(7,978)
Equity-based incentive compensation	956	7	1	964
Consideration paid in excess of historical cost of assets acquired from Private Company	—	—	18	18
Balance, September 30, 2009	$477,023	$(287,205)	$(323,457)	$(133,639)

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2008	2009
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$19,503	$(7,978)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	432	(125)
Depreciation and amortization	15,587	17,055
Amortization of debt issuance costs	616	5,289
Gain on settlement transaction	—	(2,585)
(Gain) loss on sale of assets	178	(54)
Equity-based incentive compensation	17,964	(24)

Changes in assets and liabilities:
Increase in accounts receivable	(5,720)	(3,439)
Decrease (increase) in receivables from related parties	(9,626)	12,996
Increase in prepaid insurance	(2,506)	(1,205)
Decrease (increase) in other current assets	(1,529)	120
Increase in other assets	(113)	(320)
Increase (decrease) in accounts payable	(377)	1,842
Increase (decrease) in payables to related parties	5,677	(15,197)
Increase (decrease) in accrued interest payable	(449)	3,228
Increase in accrued property taxes	1,944	1,286
Increase (decrease) in interest rate swap settlements payable	1,505	(1,376)
Increase in unearned revenue	453	2,123
Increase in accrued payroll	—	4,168
Increase in other accrued liabilities	1,616	987
Decrease in interest rate swap liability	(2,233)	—
Net cash provided by operating activities	42,922	16,791
Cash flows from investing activities:
Acquisition of assets from Private Company	(514,669)	—
Capital expenditures	(5,485)	(3,513)
Proceeds from sale of assets	386	217
Net cash used in investing activities	(519,768)	(3,296)
Cash flows from financing activities:
Debt issuance costs	(2,094)	(10,332)
Payments on capital lease obligations	(939)	(709)
Borrowings under credit facility	518,600	24,700
Payments under credit facility	(160,100)	(50,301)
Proceeds from equity issuance, net of offering costs	161,238	—
Distributions paid	(23,717)	—
Net cash provided by (used in) financing activities	492,988	(36,642)
Net increase (decrease) in cash and cash equivalents	16,142	(23,147)
Cash and cash equivalents at beginning of period	416	28,785
Cash and cash equivalents at end of period	$16,558	$5,638
Supplemental disclosure of cash flow information:
Increase in accounts payable related to purchases of property, plant and equipment	$168	$315
Non-cash addition to property, plant and equipment related to settlement (see Note 2)	—	(9,536)

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

On July 22, 2008, the Private Company and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS. The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (the “Bankruptcy Cases”). By order dated October 28, 2009, the Bankruptcy Court confirmed the Private Company’s reorganization plan.  Pursuant to this reorganization plan, the Private Company expects to exit bankruptcy during the fourth quarter of 2009 and become a publicly traded company in 2010.  None of the Partnership, its general partner, the subsidiaries of the Partnership nor the subsidiaries of the Partnership’s general partner were party to the Bankruptcy Filings. See Notes 2, 4, 7 and 12 for a discussion of the impact of the Bankruptcy Filings and related events upon the Partnership.

For the three and nine months ended September 30, 2009, respectively, the Partnership derived approximately 3% and 21% of its revenues, excluding fuel reimbursement revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks, from services it provided to the Private Company.

2.	BASIS OF PRESENTATION

    The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  Prior to consummating the Settlement (as defined below), events of default existed under the Partnership’s credit facility. As discussed in Note 4 to the financial statements, the Partnership entered into the Credit Agreement Amendment (as defined below in Note 4) under which, among other things, the lenders under the Partnership’s credit facility consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement (as defined below in Note 4) and amendments thereto. Due to the events related to the Bankruptcy Filings, including decreased revenues in the Partnership’s crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, the Partnership continues to face uncertainties with respect to its ability to comply with covenants under its credit facility as discussed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2009 (the “2008 Form 10-K”) and as discussed below and in Note 12. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed below and in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the close of its initial public offering in July 2007, the Partnership entered into an Omnibus Agreement (the “Omnibus Agreement”) with the Private Company under which the Partnership reimbursed the Private Company for the provision of various general and administrative services for the Partnership’s benefit. The Omnibus Agreement was amended and restated in conjunction with the purchase of the Acquired Asphalt Assets in February 2008 (the “Amended Omnibus Agreement”) (see Note 7). The events related to the Bankruptcy Filings terminated the Private Company’s obligations to provide services to the Partnership under the Amended Omnibus Agreement. The Private Company continued to provide such services to the Partnership until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and the Private Company and the Partnership entered into the Shared Services Agreement (as defined below) and the Transition Services Agreement (as defined below) relating to the provision of such services.

On April 7, 2009, the Partnership and the Private Company executed definitive documentation relating to the settlement of certain matters between the Partnership and the Private Company, to be effective as of 11:59 PM CDT March 31, 2009 (the “Settlement”).  The Settlement provided for the following, among other items:

•
the Partnership transferred certain crude oil assets located in Kansas and northern Oklahoma to the Private Company.  These transfers included real property and associated personal property at locations where the Private Company owned the pipeline.  The Partnership retained certain access and connection rights to enable it to continue to operate its crude oil trucking business in such areas.  In addition, the Partnership transferred our interests in the SCADA System, a crude oil inventory tracking system, to the Private Company (collectively, the “Transferred Settlement Assets”);

•
the Private Company transferred to the Partnership (i) 355,000 barrels of crude oil line fill and tank bottoms, which are necessary for the Partnership to operate its crude oil tank storage operations and its Oklahoma and Texas crude oil pipeline systems, (ii) certain personal property located in Oklahoma, Texas and Kansas used in connection with the Partnership’s crude oil trucking business and (iii) certain real property located in Oklahoma, Kansas, Texas and New Mexico that was intended to be transferred in connection with the Partnership’s initial public offering (the “Crude Oil Assets”).  In addition, the Private Company transferred certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with the Partnership’s existing asphalt facilities and associated real property interests to the Partnership (the “Asphalt Assets”).  The transfer of the Asphalt Assets in connection with the Settlement provides the Partnership with outbound logistics for its existing asphalt assets and, therefore, allows it to provide asphalt terminalling, storage and processing services to third parties;

•
the Private Company rejected the Throughput Agreement and the Partnership and the Private Company entered into a new Throughput Agreement (the “New Throughput Agreement”) pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to the Private Company;

•
the Private Company rejected the Terminalling Agreement and the Partnership and the Private Company entered into a new Terminalling and Storage Agreement (the “New Terminalling Agreement”) pursuant to which the Partnership provides liquid asphalt cement terminalling and storage services for the Private Company’s remaining asphalt inventory;

•
the Private Company rejected the Amended Omnibus Agreement and the Partnership and the Private Company entered into a Shared Services Agreement (the “Shared Services Agreement”) pursuant to which the Private Company provides certain operational services for the Partnership;

•
the Partnership and the Private Company entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which the Private Company provides certain corporate, crude oil and asphalt transition services, in each case for a limited amount of time, to the Partnership;

•	the Partnership offered employment to certain crude oil employees; and

•	certain pre-petition claims by the Private Company and the Partnership were netted and waived.

The Partnership accounted for the Settlement as an exchange of nonmonetary assets.  Accordingly, the accounting for the Settlement was based upon the fair value of the assets the Partnership transferred to the Private Company.  These assets included the Transferred Settlement Assets (fair value of $5.5 million) and a receivable for March 2009 services provided to the Private Company (fair value of $4.0 million).  The fair value was allocated to the assets that the Partnership received in the Settlement, with $7.5 million recorded to pipeline linefill and tank bottoms, $1.7 million to the Asphalt Assets, and $0.3 million to the received pipeline easements.  The fair value of the Transferred Settlement Assets exceeded their book value, which resulted in the Partnership recording a gain of approximately $2.6 million in the three months ended June 30, 2009.  Please see “Item 15. Exhibits, Financial Schedules” and the Consolidated Financial Statements included therein in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2009 (the “2008 Form 10-K”) for a further discussion of the Settlement.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Bankruptcy Filings and the events related thereto have had a significant impact upon the Partnership’s business and results of operations and may in the future impact it in various ways. These items include, among others: (i) the reconstitution of the Board and management in connection with a change of control that occurred in July 2008 (the “Change of Control”), (ii) the events of default that were triggered under the Partnership’s credit facility, the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment that the Partnership entered into in order to waive such events of default, (iii) the uncertainty relating to and the rebuilding of the Partnership’s business to provide services to and derive revenues from third parties instead of relying upon the Private Company for substantially all of its revenues, (iv) the hiring of certain operational employees in connection with the Settlement and the rejection of the Amended Omnibus Agreement, (v) becoming a party to securities and other litigation as well as governmental investigations, (vi) being delisted from the Nasdaq Global Market, (vii) failing to make distributions for the second, third and fourth quarters of 2008 and the first, second and third quarters of 2009, and the expectation that the Partnership will not make a distribution for the fourth quarter of 2009, (viii) experiencing increased general and administrative expenses due to the costs related to legal and financial advisors as well as other related costs, (ix) experiencing increased interest expense as a result of the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment and (x) the entering into the Settlement with the Private Company. Certain of these items are discussed in more detail below. In addition, please see “Item 15. Exhibits, Financial Schedules” and the Consolidated Financial Statements included therein in the 2008 Form 10-K for a further discussion of the impact of the Bankruptcy Filings upon the Partnership’s business.

The statements of operations for the three and nine months ended September 30, 2008 and 2009 and the statements of cash flows for the nine months ended September 30, 2008 and 2009 are unaudited. In the opinion of management, the unaudited interim financial statements have been prepared on the same bases as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the 2008 Form 10-K. Interim financial results are not necessarily indicative of the results to be expected for an annual period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Partnership has performed an evaluation of subsequent events through November 13, 2009, which is the date the financial statements in this quarterly report are filed on Form 10-Q.

3.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2008	September 30, 2009
Land		$15,065	$15,430
Land improvements	10-20	5,366	5,408
Pipelines and facilities	5-31	95,010	97,610
Storage and terminal facilities	10-35	166,950	164,399
Transportation equipment	3-10	24,744	23,426
Office property and equipment and other	3-31	19,972	20,551
Pipeline linefill and tank bottoms		—	7,763
Construction-in-progress		37,659	38,357
Property, plant and equipment, gross		364,766	372,944
Accumulated depreciation		(80,277)	(95,002)
Property, plant and equipment, net		$284,489	$277,942

Property, plant and equipment includes assets under capital leases of $1.2 million and $0.5 million, net of accumulated depreciation of $5.3 million and $5.8 million at December 31, 2008 and September 30, 2009, respectively. All capital leases relate to the transportation equipment asset category.  At September 30, 2009, $37.1 million of construction-in-progress consists of the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that was acquired by the Partnership from the Private Company on May 12, 2008.  The Partnership expects to resume capital expenditures on this pipeline in the fourth quarter of 2009 and expects to incur an additional $3.5 million to $4.0 million in capital expenditures prior to placing this pipeline system in service at the end of the second quarter of 2010.

Depreciation expense for the nine months ended September 30, 2008 and September 30, 2009 was $15.4 million and $16.8 million, respectively.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LONG TERM DEBT

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

The Partnership, its subsidiaries that are guarantors of the obligations under the credit facility, Wachovia Bank, National Association, as Administrative Agent, and the requisite lenders under the Partnership’s credit agreement entered into the Consent, Waiver and Amendment to Credit Agreement (the “Credit Agreement Amendment”), dated as of April 7, 2009, under which, among other things, the lenders consented to the Settlement (see Note 2) and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.

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

The Credit Agreement Amendment subsequently further permanently reduced the Partnership’s revolving credit facility under the credit agreement from $220 million to $50 million, and increased the term loan facility from $250 million to $400 million.  Upon the execution of the Credit Agreement Amendment, $150 million of the Partnership’s outstanding revolving loans were converted to term loans and the Partnership became able to borrow additional funds under its revolving credit facility.  Substantially all of the Partnership’s assets are pledged as collateral under the Credit Agreement.  Pursuant to the Credit Agreement Amendment, the credit facility and all obligations thereunder will mature on June 30, 2011.  As of November 6, 2009, the Partnership had an aggregate unused credit availability under its revolving credit facility of approximately $26.6 million. Pursuant to the Credit Agreement Amendment, the Partnership’s revolving credit facility is limited to $50.0 million.  If any of the financial institutions that support the Partnership’s revolving credit facility were to fail, it may not be able to find a replacement lender, which could negatively impact its ability to borrow under its revolving credit facility.

After giving effect to the Credit Agreement Amendment, amounts outstanding under the Partnership’s credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  The Partnership pays a fee of 1.50% per annum on unused commitments under its revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under the Partnership’s credit facility must be paid monthly.  The Partnership’s credit facility, as amended by the Credit Agreement Amendment, requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  In October 2009, the Partnership paid additional interest of $2.3 million.  During the nine months ended September 30, 2008 and 2009, the weighted average interest rate incurred by the Partnership was 5.90% and 9.32%, respectively.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Among other things, the Partnership’s credit facility, as amended by the Credit Agreement Amendment, requires the Partnership to make (i) minimum quarterly amortization payments on March 31, 2010 in the amount of $2.0 million, June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 50% of excess cash flow (as defined in the Credit Agreement Amendment).  The Partnership’s credit facility, as amended by the Credit Agreement Amendment, prohibits the Partnership from making draws under the revolving credit facility if it would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.  Based on borrowings under the credit facility as of September 30, 2009, the Partnership estimates a final principal repayment of $411.0 million in 2011 in connection with the June 30, 2011 maturity of all obligations under the credit facility.  Based on the borrowing rates currently available to the Partnership for debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt at September 30, 2009 approximates its fair value.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets (other than the sale or other disposition of the assets of the asphalt business, provided that such disposition is at arm’s length to a non-affiliate for fair market value in exchange for cash and the proceeds of the disposition are used to pay down outstanding loans), businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures.  The credit agreement prohibits the Partnership from making distributions of available cash to its unitholders if any default or event of default (as defined in the credit agreement) exists.  The credit agreement, as amended by the Credit Agreement Amendment, requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each month for the twelve month period ending on the date of determination, that ranges on a monthly basis from not more than 5.50 to 1.00 to not more than 9.75 to 1.00.  In addition, pursuant to the Credit Agreement Amendment, the Partnership’s ability to make acquisitions and investments in unrestricted subsidiaries is limited and the Partnership may only make distributions if its leverage ratio is less than 3.50 to 1.00 and certain other conditions are met.  As of September 30, 2009, the Partnership’s leverage ratio was 6.02 to 1.00, which is in compliance with the covenant specified in the Partnership’s credit facility.  However, if the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.

The credit agreement, as amended by the Credit Agreement Amendment, also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) that ranges on a monthly basis from not less than 2.50 to 1.00 to not less than 1.00 to 1.00. As of September 30, 2009, the Partnership’s interest coverage ratio was 1.78 to 1.00, which is in compliance with the covenant specified in the Partnership’s credit facility.

Further, the Partnership is required to maintain a monthly consolidated adjusted EBITDA for the prior twelve months ranging from $45.4 million to $82.9 million as determined at the end of each month.  In addition, capital expenditures are limited to $12.5 million in 2009, $8.0 million in 2010 and $4.0 million in the six months ending June 30, 2011.  As of September 30, 2009, the Partnership is in compliance with these covenants.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense related to debt issuance cost amortization for the three month periods ended September 30, 2008 and 2009 was $0.4 million and $1.0 million, respectively, and was $0.6 million and $5.3 million for the nine month periods ended September 30, 2008 and 2009, respectively.  Interest expense in the three months ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to the 2008 or 2009 financial statements.  In connection with the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment, $1.4 million and $8.8 million in debt issuance costs were capitalized in March 2009 and April 2009, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements were previously used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In August 2007 the Partnership entered into interest rate swap agreements with an aggregate notional value of $80.0 million that mature on August 20, 2010. Under the terms of the interest rate swap agreements, the Partnership was to pay fixed rates of 4.9% and receive three-month LIBOR with quarterly settlement.  In March 2008 the Partnership entered into interest rate swap agreements with an aggregate notional value of $100.0 million that mature on March 31, 2011.  Under the terms of the interest rate swap agreements, the Partnership was to pay fixed rates of 2.6% to 2.7% and receive three-month LIBOR with quarterly settlement.  The interest rate swaps did not receive hedge accounting treatment. Changes in the fair value of the interest rate swaps were recorded in interest expense in the statements of operations.  In addition, the interest rate swap agreements contained cross-default provisions to events of default under the credit agreement.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and the Partnership recorded a $1.5 million liability at September 30, 2008 with respect to these positions.  As of November 6, 2009, the Partnership’s remaining interest rate swap liability is $0.1 million.

5.	NET INCOME PER LIMITED PARTNER UNIT

On January 1, 2009, the Partnership adopted a new accounting method for the presentation of net income per limited partner unit for Master Limited Partnerships. Under the new accounting methodology, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The Partnership has retrospectively applied this new accounting method to the three and nine months ended September 30, 2008. Until January 1, 2009, the Partnership’s accounting practice, for purposes of calculating earnings per unit, was to allocate net income (loss) to the general partner based on the general partner’s share of total or pro forma distributions, as applicable, including incentive distribution rights. The adoption of this new accounting method did not materially impact the Partnership’s financial position, results of operations or cash flows.  The following sets forth the computation of basic and diluted net income (loss) per common and subordinated unit (in thousands, except per unit data):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Net income (loss)	$(11,851)	$(2,859)	$19,503	$(7,978)
Less: General partner interest in net income (loss)	(237)	(57)	3,681	(158)
Net income (loss) available to limited and subordinated partners	$(11,614)	$(2,802)	$15,822	$(7,820)

Basic and diluted weighted average number of units:
Common units	21,426	21,557	20,015	21,557
Subordinated units	12,571	12,571	12,571	12,571
Restricted and phantom units	641	480	552	472

Basic and diluted net income (loss) per common unit	$(0.33)	$(0.08)	$0.50	$(0.23)
Basic and diluted net income (loss) per subordinated unit	$(0.33)	$(0.08)	$0.50	$(0.23)

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The difference between the amounts of net income allocated to the limited and general partners and the related earnings per unit calculations under the new accounting methodology and the Partnership’s previous accounting methodology for the three and nine months ended September 30, 2008 is provided in the table below (in thousands):

	(in thousands, except per unit amounts)
	Current Accounting Methodology	As Previously Reported	Difference
Three Months Ended September 30, 2008
General partner interest in net income	$(237)	$(237)	$—
Net income available to limited and subordinated partners	(11,614)	(11,614)	—
	$(11,851)	$(11,851)	$—
Basic and diluted weighted average number of units:
Common units	21,426	21,426	—
Subordinated units	12,571	12,571	—
Restricted and phantom units	641	641	—

Basic and diluted net income per common unit	$(0.33)	$(0.33)	$—
Basic and diluted net income per subordinated unit	$(0.33)	$(0.33)	$—

Nine Months Ended September 30, 2008
General partner interest in net income	$3,681	$3,368	$313
Net income available to limited and subordinated partners	15,822	16,135	(313)
	$19,503	$19,503	$—
Basic and diluted weighted average number of units:
Common units	20,015	20,015	—
Subordinated units	12,571	12,571	—
Restricted and phantom units	552	552	—

Basic and diluted net income per common unit	$0.50	$0.51	$(0.01)
Basic and diluted net income per subordinated unit	$0.50	$0.51	$(0.01)

6.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

The Partnership has not made a distribution to its common unitholders, subordinated unitholders or general partner since May 15, 2008 due to the events of default that existed under its credit agreement, restrictions under the credit agreement, and the uncertainty of its future cash flows relating to the Bankruptcy Filings.  The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a distribution for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009 or June 30, 2009 and will not receive a distribution for the quarter ended September 30, 2009.  In addition, the Partnership does not currently expect to make a distribution relating to operations during the fourth quarter of 2009.  Pursuant to the Credit Agreement Amendment, the Partnership is prohibited from making distributions to its unitholders if its leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of September 30, 2009, the Partnership’s leverage ratio was 6.02 to 1.00. If the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.  The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  After giving effect to the nonpayment of distributions for the quarters ended June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, each common unit was entitled to an arrearage of $1.88, or total arrearages for all common units of $40.7 million based upon 21,702,309 common units outstanding as of November 6, 2009.

As a result of the Private Company’s control of the Partnership’s general partner, consideration paid in excess of the historical cost of the Acquired Asphalt Assets, Acquired Pipeline Assets, and Acquired Storage Assets (which were acquired from the Private Company prior to the Change of Control) were treated as distributions to the Private Company.  This resulted in an aggregate reduction in partners’ capital of $317.1 million and negative partners’ capital of $133.6 million as of September 30, 2009.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS

Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with the Private Company. For the three month periods ended September 30, 2008 and 2009, the Partnership recognized revenue of $17.2 million and $0.9 million, respectively, under the Throughput Agreement, and for the nine month periods ended September 30, 2008 and 2009, the Partnership recognized revenue of $73.4 million and $4.1 million, respectively, under the Throughput Agreement.

In conjunction with the purchase of the Acquired Asphalt Assets in February 2008, the Partnership entered into the Terminalling Agreement with the Private Company. For the nine month periods ended September 30, 2008 and 2009, the Partnership recognized revenue of $49.1 million and $21.8 million, respectively, under the Terminalling Agreement, including fuel reimbursement revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks.

Based on the minimum requirements under the Throughput Agreement and the Terminalling Agreement, the Private Company was obligated to pay the Partnership an aggregate minimum monthly fee totaling $135 million annually for the Partnership’s gathering and transportation services and the Partnership’s terminalling and storage services.  Pursuant to an order of the Bankruptcy Court entered on September 9, 2008, the Private Company began making payments under the Throughput Agreement at a market rate based upon the Private Company’s actual usage rather than the contractual minimums.  In connection with the Settlement, the Private Company rejected the Throughput Agreement and the Terminalling Agreement as part of its Bankruptcy Cases (see Note 2).

In connection with the Settlement, the Partnership and the Private Company entered into various agreements including the New Throughput Agreement pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to the Private Company and the New Terminalling Agreement pursuant to which the Partnership provides certain liquid asphalt cement terminalling and storage services for the Private Company’s remaining asphalt inventory.  For a further discussion of these agreements, and the other agreements entered into in connection with the Settlement, please see Note 2 herein and  “Item 15. Exhibits, Financial Schedules” and the Consolidated Financial Statements included therein in the 2008 Form 10-K.

As of December 31, 2008 and September 30, 2009, the Partnership had $18.9 million and $1.0 million, respectively, in receivables from the Private Company and its subsidiaries, including the pre-petition receivables of $10.5 million as of December 31, 2008.  The $10.5 million relates to amounts that were due from the Private Company as of December 31, 2008 and are considered pre-petition debt in the Bankruptcy Cases.  In connection with the Settlement, pre-petition related party receivables were netted against pre-petition related party payables of $10.6 million and waived in April 2009 (see Note 2).

Prior to the Bankruptcy Filings, the Partnership paid the Private Company a fixed administrative fee for providing general and administrative services to the Partnership.  This fixed administrative fee was initially fixed at $5.0 million per year through July 2010.  Concurrently with the closing of the purchase of the Acquired Asphalt Assets in February of 2008, the Partnership amended and restated the Omnibus Agreement, increasing the fixed administrative fee the Partnership paid the Private Company for providing general and administrative services to the Partnership from $5.0 million per year to $7.0 million per year.  For the nine month periods ended September 30, 2008 and 2009, the Partnership recorded general and administrative expenses of $5.0 million and $1.8 million, respectively, for the services provided under the Omnibus Agreement.  The obligation for the Private Company to provide services under the Amended Omnibus Agreement and the corresponding administrative fee payable by the Partnership were terminated in connection with the events related to the Change of Control.  The Private Company continued to provide such services to the Partnership until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and the Private Company and the Partnership entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see Note 2).  In addition, in connection with the Settlement, the Private Company waived the fixed administrative fee payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 2).

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prior to entering into the Shared Services Agreement, the Partnership also reimbursed the Private Company for direct operating payroll and payroll-related costs and other operating costs associated with services the Private Company’s employees provided to the Partnership. For the nine month periods ended September 30, 2008 and 2009, the Partnership recorded $21.6 million and $7.8 million, respectively, in compensation costs and $2.3 million and $0.6 million, respectively, in other operating costs related to services provided by the Private Company’s employees which are reflected as operating expenses in the accompanying statement of operations. As of December 31, 2008 and September 30, 2009, respectively, the Partnership had $20.1 million and $2.8 million in payables to the Private Company and its subsidiaries, including the pre-petition payables of $10.6 million at December 31, 2008.  Pursuant to the Settlement, these pre-petition related party payables were netted against pre-petition related party receivables and waived in April 2009 (see Note 2).  After the effective date of the Settlement, these costs are reimbursed pursuant to the Shared Services Agreement and the Transition Services Agreement (see Note 2).  In addition, in connection with the Settlement, the Private Company waived the direct operational costs attributable to the Partnership’s asphalt operations and payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 2).

During the nine months ended September 30, 2009, the Partnership provided crude oil gathering and transportation services to an entity on whose board of directors a member of the Board serves.  The Partnership earned revenue of $3.5 million for services it provided to this entity in the nine months ended September 30, 2009, and as of September 30, 2009 the Partnership has a $0.8 million receivable from this entity.

    On November 5, 2009, the Partnership was notified by Manchester Securities Corp. ("Manchester"), which controls the Partnership's general partner, that Manchester was seeking reimbursement of certain expenses of approximately $1.3 million that it stated were incurred for the benefit of the Partnership and as such were reimbursable under the provisions of the partnership agreement of the Partnership. Subsequently, the Partnership requested and received information submitted by Manchester supporting the claim and, accordingly, the Partnership has accrued approximately $1.3 million of expenses in the three months ended September 30, 2009.

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

In July 2007, 475,000 phantom common units and 5,000 restricted common units were granted which vest ratably over periods of four and three years, respectively. In October 2007, 5,000 restricted common units were granted which vest ratably over three years. In June 2008, 375,000 phantom common units were granted which vest ratably over three years.  In July 2008, 5,000 restricted common units were granted which vest ratably over three years.  These grants are equity awards and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards granted in 2007 and 2008 is $22.06 per unit and $25.86 per unit, respectively. The value of these award grants was approximately $10.5 million, $0.1 million, $0.1 million, $9.8 million and $0.1 million on their grant dates, respectively.  Due to the Change of Control related to the Private Company’s liquidity issues, all outstanding awards as of July 18, 2008 vested.  On August 14, 2008, 282,309 common units were issued in connection with the vesting of certain of the outstanding awards.  In October 2009, 145,000 common units were issued in connection with the vesting of certain of the outstanding awards due to the Change of Control related to the Private Company’s liquidity issues.

In addition, in December 2008 the Plan was amended to provide for the delivery of subordinated units in addition to common units upon vesting and 3,333 restricted common units and 1,667 restricted subordinated units were awarded under the Plan.  In April 2009, the 1,667 restricted subordinated units previously awarded to Duke R. Ligon were cancelled and were replaced by a grant of 1,667 restricted common units.  The restricted common units granted to Mr. Ligon vest in one-third increments over a three-year period.  In March 2009, 30,000 phantom common units were granted which vest in one-third increments over three years.  The weighted average grant date fair value of the awards granted in 2008 and 2009 that are outstanding as of November 6, 2009 is $2.45 per unit and $2.25 per unit, respectively. The Partnership’s equity-based incentive compensation expense for the nine months ended September 30, 2008 and 2009 was approximately $19.4 million and $0, respectively.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS AND CONTINGENCIES

The Partnership is subject to various legal actions and claims, including a securities class action and other lawsuits, an SEC investigation and a Grand Jury investigation due to events related to the Bankruptcy Filings (see “Item 15. Exhibits, Financial Schedules” and the Consolidated Financial Statements included therein in the 2008 Form 10-K).  The Partnership intends to vigorously defend these actions.  There can be no assurance regarding the outcome of the litigation.  An estimate of possible loss, if any, or the range of loss cannot be made and therefore the Partnership has not accrued a loss contingency related to these actions.

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of environmental-related matters.  As described in Part I, “Item 1A. Risk Factors” of the Partnership’s 2008 Form 10-K and in Part II, “Item 1A. Risk Factors” of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, these legal proceedings may have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, an accrual is established equal to its estimate of the likely exposure. The Partnership did not have an accrual for legal settlements as of December 31, 2008 or September 30, 2009.

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

CRUDE OIL TERMINALLING AND STORAGE SERVICES — The Partnership provides crude oil terminalling and storage services at its terminalling and storage facilities located in Oklahoma and Texas.

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

The following table reflects certain financial data for each segment for the periods indicated.  For the three and nine month periods ended September 30, 2008, segment information has been recast to reflect the change in segment presentation adopted at December 31, 2008:

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Terminalling and Storage	Crude Gathering and Transportation	Asphalt Terminalling and Storage	Total
	(in thousands)
Three Months Ended September 30, 2008
Service revenue
Third party revenue	$4,661	$10,910	$—	$15,571
Related party revenue	6,666	10,668	20,889	38,223
Total revenue for reportable segments	11,327	21,578	20,889	53,794
Operating expenses (excluding depreciation and amortization)	(58)	14,413	7,199	21,554
Operating margin (excluding depreciation and amortization)	11,385	7,165	13,690	32,240	(1)
Total assets (end of period)	85,691	102,462	160,960	349,113

Three Months Ended September 30, 2009
Service revenue
Third party revenue	$10,286	$13,254	$15,481	$39,021
Related party revenue	715	279	4	998
Total revenue for reportable segments	11,001	13,533	15,485	40,019
Operating expenses (excluding depreciation and amortization)	439	12,542	5,854	18,835
Operating margin (excluding depreciation and amortization)	10,562	991	9,631	21,184	(1)
Total assets (end of period)	76,838	97,872	142,124	316,834

Nine Months Ended September 30, 2008
Service revenue
Third party revenue	$5,672	$20,548	$2	$26,222
Related party revenue	26,361	47,628	49,073	123,062
Total revenue for reportable segments	32,033	68,176	49,075	149,284
Operating expenses (excluding depreciation and amortization)	1,848	45,891	17,080	64,819
Operating margin (excluding depreciation and amortization)	30,185	22,285	31,995	84,465	(1)
Total assets (end of period)	85,691	102,462	160,960	349,113

Nine Months Ended September 30, 2009
Service revenue
Third party revenue	$30,604	$41,391	$21,630	$93,625
Related party revenue	2,571	1,689	21,817	26,077
Total revenue for reportable segments	33,175	43,080	43,447	119,702
Operating expenses (excluding depreciation and amortization)	1,843	38,364	14,163	54,370
Gain on settlement transaction	(2,585)	—	—	(2,585)
Operating margin (excluding depreciation and amortization)	33,917	4,716	29,284	67,917	(1)
Total assets (end of period)	76,838	97,872	142,124	316,834

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Operating margin (excluding depreciation and amortization)	$32,240	$21,184	$84,465	$67,917
Depreciation and amortization	5,814	5,644	15,586	17,055
General and administrative expenses	27,177	7,106	33,244	22,939
Interest expense	11,041	11,242	15,905	35,742
Income (loss) before income taxes	$(11,792)	$(2,808)	$19,730	$(7,819)

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  While the Codification does not change GAAP, it does change the manner in which the Partnership references authoritative accounting principles in its consolidated financial statements.  The Codification is effective for this Quarterly Report.

On April 1, 2009, the Partnership adopted a new accounting standard related to subsequent events.  The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The standard provides:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

On April 2, 2009, the Partnership adopted a new accounting standard that requires an entity to provide disclosures about fair value of financial instruments in interim financial information.  Under the standard, the Partnership is required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods.  In addition, the Partnership is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  This standard did not materially impact the Partnership’s financial position, results of operations, or cash flows.

12.	SUBSEQUENT EVENTS

Sale of the Partnership’s General Partner

On October 8, 2009, the Partnership announced that Manchester has entered into an agreement with Vitol, Inc. (“Vitol”) pursuant to which Vitol will acquire 100% of the membership interests in SemGroup Energy Partners G.P., L.L.C., the Partnership’s general partner, and the Partnership’s subordinated units (the “Vitol Change of Control”). The agreement is subject to a number of customary closing conditions and approvals, including consent from the Partnership’s lenders under its credit agreement.

If the Vitol Change of Control is consummated, 30,000 outstanding phantom unit awards and 5,000 outstanding restricted unit awards under the Plan will vest and the executives of the Partnership’s general partner will be entitled to certain payments under the SemGroup Energy Partners G.P., L.L.C. 2009 Executive Cash Bonus Plan.  In addition, if the Vitol Change of Control is consummated, it will constitute a change of control under the employment agreements of the Partnership’s named executive officers.  See Part III, “Item 11. Executive Compensation” of the Partnership’s 2008 Form 10-K for a description of potential payments that may be made in connection with a change of control of the Partnership or the Partnership’s general partner.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Transfer of Certain Assets to Subsidiary Taxed as a Corporation

The Partnership has entered into new storage contracts and leases with third party customers with respect to substantially all of its asphalt facilities.  At the time of entering into such agreements, it was unclear under current tax law as to whether the rental income from the leases, and whether the fees attributable to certain of the processing services the Partnership provides under certain of the storage contracts, constitute “qualifying income.”  In the second quarter of 2009, the Partnership submitted a request for a ruling from the IRS that rental income from the leases constitutes “qualifying income.”  In October 2009, the Partnership received a favorable ruling from the IRS.  As part of this ruling, however, the Partnership has agreed to transfer certain of its asphalt processing assets and related fee income, to a subsidiary taxed as a corporation.  Such subsidiary will be required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates. Distributions from such subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of such subsidiary will flow through to the Partnership’s unitholders. If a material amount of entity-level taxes are incurred by such subsidiary, then the Partnership’s cash available for distribution to its unitholders could be substantially reduced. The Partnership does not anticipate future entity-level taxes incurred by such subsidiary to be significant.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 22, 2009, all of the defendants filed motions to dismiss the amended complaint.  The lead plaintiff filed a response in opposition to the defendants' motion to dismiss on September 1, 2009.  On October 8, 2009, the defendants filed a reply in support of their motion to dismiss.  The lead plaintiff filed a supplemental opposition to the defendants' motion to dismiss on October 29, 2009.  The defendants' motion to dismiss is currently pending before the court.

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

On July 8, 2009, the nine executives filed suit against our general partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against our general partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees.  The Partnership has distributed phantom units to certain of the claimants, but the litigation remains pending.

The Official Committee of Unsecured Creditors of SemCrude, L.P. ("Unsecured Creditors Committee") filed an adversary proceeding in connection with the Bankruptcy Cases against Mr. Kivisto, Gregory C. Wallace and Westback Purchasing Company, L.L.C., a limited liability trading partnership that Mr. Kivisto owned and controlled.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of the Private Company’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the Examiner’s Report (see Part I, Item 1 of this quarterly report and “Item 1. Business—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Examiner” in the 2008 Form 10-K). The claims against Mr. Foxx are based upon theories of fraudulent transfer, unjust enrichment, and breach of fiduciary duty with respect to certain bonus payments received from the Private Company, and other claims of breach of fiduciary duty and breach of contract are also alleged against Messrs. Foxx and Stallings in the amended complaint.  On October 6, 2009, the Unsecured Creditors Committee filed a Third Amended Complaint which, among other things, asserts additional fraudulent transfer and waste claims and additional breach of fiduciary duty allegations against Messrs. Foxx and Stallings.   Messrs. Foxx and Stallings have informed us that they intend to vigorously defend these claims.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 24, 2009, the Partnership filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, the Partnership is seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to the Partnership for two excess insurance policies in our Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of each policy was $10,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which the Partnership is seeking the recovery of damages and attorneys fees.  Navigators and Darwin have answered the petition and the parties are engaged in discovery.

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

 Continuing Effects of the Bankruptcy Filings

In addition to the items described above and in “Item 15. Exhibits, Financial Schedules” and the Consolidated Financial Statements included therein in the 2008 Form 10-K, the Bankruptcy Filings have had and may in the future continue to have a number of other impacts on the Partnership’s business and management.  In the Amended Omnibus Agreement and other agreements with the Private Company, the Private Company agreed to indemnify the Partnership for certain environmental and other claims relating to the crude oil and liquid asphalt cement assets that have been contributed to the Partnership.  In connection with the Settlement, the Partnership waived these claims and the Amended Omnibus Agreement and other relevant agreements, including the indemnification provisions therein, were rejected as part of the Bankruptcy Cases.  If the Partnership experiences an environmental or other loss, it would experience increased losses that may have a material adverse effect on the Partnership's business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of its common units and its ability to conduct its business.

The Partnership is currently pursuing entering into additional crude oil gathering and transportation contracts with third parties.  The uncertainty relating to the Bankruptcy Filings and the recent global market and economic conditions may make it more difficult to enter into service contracts with third party customers.

In addition, general and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Plan - see Note 8) increased by approximately $6.4 million, $4.8 million and $4.8 million, or approximately 278%, 209% and 209%, to approximately $8.7 million for the first quarter of 2009, $7.1 million for the second quarter of 2009 and $7.1 million for the third quarter of 2009, respectively, compared to $2.3 million in the second quarter of 2008.  This increase is due to increased costs related to legal and financial advisors as well as other related costs in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and the Partnership’s efforts to enter into storage contracts with third party customers and pursue strategic opportunities.  The Partnership expects this increased level of general and administrative expenses to continue for the remainder of 2009 and into 2010.

 The Partnership has also experienced increased interest expenses and other costs due to the events of default that existed under the Partnership’s credit agreement and the entering into the Forbearance Agreement, the amendments thereto and the Credit Agreement Amendment. Please see “Item 2.— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of these agreements and the associated expenses.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Confirmation of the Private Company’s Reorganization Plan

By order dated October 28, 2009, the Bankruptcy Court confirmed the Private Company’s reorganization plan.  Pursuant to this reorganization plan, the Private Company expects to exit bankruptcy during the fourth quarter of 2009 and become a publicly traded company in 2010.  The Partnership expects that the reorganized Private Company will compete with the Partnership’s crude oil terminalling and storage operations and the Partnership’s crude oil gathering and transportation operations.  For a discussion of certain risks related the Partnership’s relationship with the Private Company, including risks relating to competition and the Partnership’s reliance upon the Private Company for certain shared services, please see Part I, “Item 1A. Risk Factors” in the Partnership’s 2008 Form 10-K.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2009 (the “2008 Form 10-K”), and those set forth in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was filed with the SEC on August 24, 2009.

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

On July 22, 2008 and thereafter, the Private Company and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS.  The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (the “Bankruptcy Cases”).  By order dated October 28, 2009, the Bankruptcy Court confirmed the Private Company’s reorganization plan.  Pursuant to this reorganization plan, the Private Company expects to exit bankruptcy during the fourth quarter of 2009 and become a publicly traded company in 2010.  None of us, our general partner, our subsidiaries nor the subsidiaries of our general partner are debtors in the Bankruptcy Cases.

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

We accounted for the Settlement as an exchange of nonmonetary assets.  Accordingly, the accounting for the Settlement was based upon the fair value of the assets we transferred to the Private Company.  These assets included the Transferred Settlement Assets (fair value of $5.5 million) and a receivable for March 2009 services provided to the Private Company (fair value of $4.0 million).  The fair value was allocated to the assets that we received in the Settlement, with $7.5 million recorded to pipeline linefill and tank bottoms, $1.7 million to the Asphalt Assets, and $0.3 million to the received pipeline easements.  The fair value of the Transferred Settlement Assets exceeded their book value, which resulted in our recording a gain of approximately $2.6 million in the three months ended June 30, 2009.

Please see “Item 1. Business—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events” in the 2008 Form 10-K for a further discussion of the Settlement.

 Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events

The Bankruptcy Filings and the events related thereto have had a significant impact on our business and results of operations and may in the future impact it in various ways. These items include, among others: (i) the reconstitution of the Board and management in connection with a change of control that occurred in July 2008 (the “Change of Control”), (ii) the events of default that were triggered under our credit facility, the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment that we entered into in order to waive such events of default, (iii) the uncertainty relating to and the rebuilding of our business to provide services to and derive revenues from third parties instead of relying upon the Private Company for substantially all of our revenues, (iv) the hiring of certain operational employees in connections with the Settlement and the rejection of the Amended Omnibus Agreement, (v) becoming a party to securities and other litigation as well as governmental investigations, (vi) being delisted from the Nasdaq Global Market, (vii) failing to make distributions for the second, third and fourth quarters of 2008 and the first, second and third quarters of 2009, and the expectation that we will not make a distribution for the fourth quarter of 2009, (viii) experiencing increased general and administrative expenses due to the costs related to legal and financial advisors as well as other related costs, (ix) experiencing increased interest expense as a result of the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment and (x) the entering into the Settlement with the Private Company. Certain of these items are discussed in more detail below. In addition, please see “Item 1. Business—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events” in the 2008 Form 10-K for a further discussion of the impact of the Bankruptcy Filings upon our business.

Our Revenues

For the three and nine months ended September 30, 2009, respectively, we derived approximately 3% and 21% of our revenues, excluding fuel reimbursement revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks, from services we provided to the Private Company and its subsidiaries.  Prior to an order relating to the settlement of certain matters between us and the Private Company issued by the Bankruptcy Court on September 9, 2008 (the “Order”) and the Settlement, the Private Company was obligated to pay us minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services were actually utilized by the Private Company.  The Order required the Private Company to make certain payments under the Throughput Agreement and Terminalling Agreement during a portion of the third and fourth quarters of 2008, including the contractual minimum payments under the Terminalling Agreement.  In connection with the Settlement, we waived the fees due under the Terminalling Agreement during March 2009.  In addition, the Private Company rejected the Throughput Agreement and the Terminalling Agreement and we and the Private Company entered into the New Throughput Agreement and the New Terminalling Agreement.  Revenues from services provided to the Private Company under the New Throughput Agreement and New Terminalling Agreement are substantially less than prior revenues from services provided to the Private Company as the new agreements are based upon actual volumes gathered, transported, terminalled and stored instead of certain minimum volumes and are at reduced rates when compared to the Throughput Agreement and Terminalling Agreement.  Also in connection with the Settlement, the Private Company transferred certain asphalt assets to us that were connected to our existing asphalt assets.  The transfer of the Private Company’s asphalt assets in connection with the Settlement provides us with asphalt processing assets and outbound logistics for our existing asphalt assets and, therefore, allows us to provide asphalt services for third parties.

We have been pursuing opportunities to provide crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services to third parties.  As a result of new crude oil third-party storage contracts, we increased our third-party crude oil terminalling and storage revenue from approximately $1.0 million, or approximately 10% of total crude oil terminalling and storage revenue during the second quarter of 2008, to approximately $10.2 million, $10.3 million and $10.3 million, or approximately 88%, 96% and 94% of total crude oil terminalling and storage revenue for the first, second and third quarters of 2009, respectively.

In addition, as a result of new third-party crude oil transportation contracts and reduced commitments of usage by the Private Company under the Throughput Agreement and New Throughput Agreement, we increased our third-party gathering and transportation revenue from approximately $5.0 million, or approximately 21% of total gathering and transportation revenue during the second quarter of 2008, to approximately $13.9 million, $14.2 million and $13.3 million, or approximately 93%, 98% and 98% of total crude oil gathering and transportation revenue for the first, second and third quarters of 2009, respectively.

The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in the Private Company’s crude oil services provided due to the termination of the monthly contract minimum revenues under the Throughput Agreement in September 2008 and reduced revenues under the New Throughput Agreement.  Average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from the Private Company.  However, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  As an example, third quarter 2009 total revenues are approximately $11.9 million (or approximately 24%) less than second quarter 2008 total revenues, in each case excluding fuel reimbursement revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.

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

Our Expenses

Events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue strategic opportunities have resulted in increased expenses beginning in the third quarter of 2008 due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the SemGroup Energy Partners G. P., L.L.C. Long-Term Incentive Plan (the “Plan”)) increased by approximately $4.8 million, or approximately 209%, to approximately $7.1 million for the third quarter of 2009, compared to $2.3 million in the second quarter of 2008.  We expect this increased level of general and administrative expenses to continue for the remainder of 2009 and into 2010.

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

On May 12, 2008, we purchased the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that originates in Ardmore, Oklahoma and terminates in Drumright, Oklahoma as well as other real and personal property related to the pipeline (the “Acquired Pipeline Assets”) from the Private Company for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs.  For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Pipeline Assets recorded at the historical cost of the Private Company, which was approximately $35.1 million, with the additional purchase price of $10.0 million reflected in the statement of changes in partners’ capital as a distribution to the Private Company.  We expect to resume capital expenditures on this pipeline in the fourth quarter of 2009 and expect to incur an additional $3.5 million to $4.0 million in capital expenditures prior to placing this pipeline system in service at the end of the second quarter of 2010.

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

Recent Developments

Sale of our General Partner

On October 8, 2009, we announced that Manchester Securities Corp. (“Manchester”) has entered into an agreement with Vitol, Inc. (“Vitol”) pursuant to which Vitol will acquire 100% of the membership interests in SemGroup Energy Partners G.P., L.L.C., our general partner, and our subordinated units (the “Vitol Change of Control”). The agreement is subject to a number of customary closing conditions and approvals, including consent from the lenders under our credit agreement.

If the Vitol Change of Control is consummated, 30,000 outstanding phantom unit awards and 5,000 outstanding restricted unit awards under the Plan will vest and the executives of our general partner will be entitled to certain payments under the SemGroup Energy Partners G.P., L.L.C. 2009 Executive Cash Bonus Plan.  In addition, if the Vitol Change of Control is consummated, it will constitute a change of control under the employment agreements of our named executive officers.  See Part III, “Item 11. Executive Compensation” of our 2008 Form 10-K for a description of potential payments that may be made in connection with a change of control of us or our general partner.

Transfer of Certain Assets to Subsidiary Taxed as a Corporation

We have entered into new storage contracts and leases with third party customers with respect to substantially all of our asphalt facilities.  At the time of entering into such agreements, it was unclear under current tax law as to whether the rental income from the leases, and whether the fees attributable to certain of the processing services we provide under certain of the storage contracts, constitute “qualifying income.”  In the second quarter of 2009, we submitted a request for a ruling from the IRS that rental income from the leases constitutes “qualifying income.”  In October 2009, we received a favorable ruling from the IRS.  As part of this ruling, however, we have agreed to transfer certain of our processing assets and related fee income, to a subsidiary taxed as a corporation.  Such subsidiary will be required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates.  Distributions from such subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of such subsidiary will flow through to our unitholders. If a material amount of entity-level taxes are incurred by such subsidiary, then our cash available for distribution to our unitholders could be substantially reduced.  We do not anticipate future entity-level taxes incurred by such subsidiary to be significant.

    Confirmation of the Private Company’s Reorganization Plan

By order dated October 28, 2009, the Bankruptcy Court confirmed the Private Company’s reorganization plan.  Pursuant to this reorganization plan, the Private Company expects to exit bankruptcy during the fourth quarter of 2009 and become a publicly traded company in 2010.  We expect that the reorganized Private Company will compete with our crude oil terminalling and storage operations and our crude oil gathering and transportation operations.  For a discussion of certain risks related our relationship with the Private Company, including risks relating to competition and our reliance upon the Private Company for certain shared services, please see Part I, “Item 1A. Risk Factors” in our 2008 Form 10-K.

 Results of Operations

The table below summarizes the financial results of the Partnership for the three and nine months ended September 30, 2008 and 2009.

	Three Months ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$4,661	$10,286	$5,672	$30,604
Related party	6,666	715	26,361	2,571
Total crude oil terminalling and storage	11,327	11,001	32,033	33,175
Crude oil gathering and transportation revenues:
Third party	10,910	13,254	20,548	41,391
Related party	10,668	279	47,628	1,689
Total crude oil gathering and transportation	21,578	13,533	68,176	43,080
Asphalt services revenues:
Third party	—	15,481	2	21,630
Related party	20,889	4	49,073	21,817
Total asphalt services	20,889	15,485	49,075	43,447
Total revenues	53,794	40,019	149,284	119,702

Operating expenses:
Crude oil terminalling and storage	991	1,552	4,759	5,081
Crude oil gathering and transportation	16,212	14,038	51,334	43,143
Asphalt services	10,165	8,889	24,312	23,201
Total operating expenses	27,368	24,479	80,405	71,425

General and administrative expenses:	27,177	7,106	33,244	22,939

Gain on settlement transaction:	—	—	—	2,585

Operating income (loss)	(751)	8,434	35,635	27,923
Interest expense	11,041	11,242	15,905	35,742
Income tax expense	59	51	227	159
Net income (loss)	$(11,851)	$(2,859)	$19,503	$(7,978)

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Service revenues. Service revenues were $40.0 million for the three months ended September 30, 2009 compared to $53.8 million for the three months ended September 30, 2008, a decrease of $13.8 million, or 26%.  Service revenues include revenues from crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services. Crude oil terminalling and storage revenues decreased by $0.3 million to $11.0 million for the three months ended September 30, 2009 compared to $11.3 million for the three months ended September 30, 2008, primarily due to our transferring certain crude oil storage assets located in Kansas and northern Oklahoma to the Private Company in April 2009 in connection with the Settlement.

Our crude oil gathering and transportation services revenue decreased by $8.1 million to $13.5 million for the three months ended September 30, 2009 compared to $21.6 million for the three months ended September 30, 2008.  The decrease is primarily due to the impact of the Bankruptcy Filings and the resulting decrease in the volume of crude oil we gathered and transported for our customers.  Historically, the Private Company was a first purchaser of crude oil and it utilized our gathering and transportation assets to deliver its crude oil to market.  As we are not in the business of purchasing crude oil, the utilization of our crude oil gathering and transportation assets is now dependent on third party purchasers of crude oil, some of whom own alternative gathering and transportation assets.  Our reliance on third party purchasers of crude oil has resulted in a decrease in the utilization of our crude oil gathering and transportation assets, and we continue to expect a similar level of utilization of these assets for the remainder of 2009.  In connection with the Bankruptcy Filings, the Private Company rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to third party customers.  Third parties accounted for 98% of our total crude oil gathering and transportation revenue of $13.5 million for the three months ended September 30, 2009 compared to 51% of our total crude oil gathering and transportation revenue for the three months ended September 30, 2008.

Our asphalt services revenue decreased by $5.4 million to $15.5 million for the three months ended September 30, 2009 compared to $20.9 million for the three months ended September 30, 2008.  The decrease is primarily due to the impact of the Private Company's rejection of the Terminalling Agreement.  In connection with entering into the Settlement with the Private Company in April of 2009, we executed a new Terminalling Agreement with the Private Company.  In addition, we currently have entered into leases and storage agreements with third party customers relating to 45 of our 46 asphalt facilities.  We expect annual revenues from these leases and storage agreements to be approximately $40 million excluding fuel reimbursement revenues related to fuel and power consumed to operate our liquid asphalt cement storage tanks.

Operating expenses.   Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses decreased by $3.7 million, or 13%, to $24.5 million for the three months ended September 30, 2009 compared to $28.2 million for the three months ended September 30, 2008.  Crude oil terminalling and storage operating expenses decreased by $0.2 million to $1.6 million for the three months ended September 30, 2009 compared to $1.8 million for the three months ended September 30, 2008.  The decrease is primarily a result of a decrease in costs we incur by directly employing our operating personnel as compared to what we were historically charged by the Private Company for personnel costs related to the operation of our crude oil terminalling and storage assets.  Our crude oil gathering and transportation operating expenses decreased by $2.2 million to $14.0 million for the three months ended September 30, 2009 compared to $16.2 million for the three months ended September 30, 2008.  The decrease is due to the decreased utilization of our crude oil gathering and transportation assets as discussed above. Our asphalt operating expenses decreased $1.3 million, or 13%, to $8.9 million for the three months ended September 30, 2009 compared to $10.2 million for the three months ended September 30, 2008 primarily due to the Private Company's rejection of the Terminalling Agreement and a related reduction in fuel and power consumed to heat our liquid asphalt cement storage tanks.  This reduction in fuel and power costs is also a result of the timing in which we entered into new lease and storage contracts with third party customers during the second quarter of 2009.  While our total operating expenses related to our asphalt operations decreased, property taxes related to these operations increased by $0.5 million to $1.1 million for the three months ended September 30, 2009 compared to $0.6 million for the three months ended September 30, 2008 primarily as a result of the asphalt assets we received in the Settlement.

Fuel expenses incurred in our crude oil gathering and transportation segment decreased by $1.7 million to $1.7 million for the three months ended September 30, 2009 compared to $3.4 million for the three months ended September 30, 2008. The decline in our fuel costs is primarily attributable to the decreased utilization of our crude oil transport trucks as a result of the impact of the Bankruptcy Filings.  Fuel and power expenses incurred in association with the boiler systems used to heat our liquid asphalt cement storage tanks decreased by $3.3 million to $1.4 million for the three months ended September 30, 2009 compared to $4.7 million for the three months ended September 30, 2008.  The decline in these fuel and power costs primarily the result of a decline in natural gas prices.

Our repair and maintenance expenses increased by $0.2 million to $1.7 million for the three months ended September 30, 2009 compared to $1.5 million for the three months ended September 30, 2008.  This increase was primarily due to right of way maintenance related to our crude oil gathering and transportation services.

Insurance premium expenses increased by $0.3 million to $0.7 million for the three months ended September 30, 2009 compared to $0.4 million for the three months ended September 30, 2008.  This increase was primarily due to our independently obtaining health insurance for our employees in conjunction with separating from the Private Company.  Historically, we were allocated premiums under the Private Company’s self-insured health plan for the Private Company’s employees that provided services to us.

The three months ended September 30, 2008 includes a decrease of $0.9 million in our allowance for doubtful accounts for amounts due from the Private Company that had been reserved as of June 30, 2008.  Pursuant to the Settlement, our pre-petition claims against the Private Company have been netted against pre-petition claims by the Private Company against us and waived.  As a result, the allowance previously established for amounts due us from the Private Company has been reversed.  The three months ended September 30, 2008 also includes an allowance for doubtful accounts increase of $0.1 million for services provided to certain third parties as of September 30, 2008.  The allowance related to amounts due from third parties increased as a result of certain third party customers netting amounts due them from the Private Company with amounts due to us.  We have experienced no additional collection issues with respect to amounts due us as of September 30, 2009.

General and administrative expenses. General and administrative expenses decreased by $20.1 million, or 74%, to $7.1 million for the three months ended September 30, 2009 compared to $27.2 million for the three months ended September 30, 2008. This decrease is primarily attributable to the $18.0 million in equity-based incentive compensation we incurred in the third quarter of 2008 associated with the vesting of all awards outstanding under the Plan at the time of the Change of Control.  In addition legal, financial advisory and other professional expenses decreased by $2.0 million to $4.3 million for the three months ended September 30, 2009 compared to $6.3 million for the three months ended September 30, 2008.

Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility.  Interest expense remained relatively consistent at $11.2 million for the three months ended September 30, 2009 compared to $11.0 million for the three months ended September 30, 2008.

 Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Service revenues.  Service revenues were $119.7 million for the nine months ended September 30, 2009 compared to $149.3 million for the nine months ended September 30, 2008, a decrease of $29.6 million, or 20%.   Service revenues include revenues from crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services. Crude oil terminalling and storage revenues increased by $1.2 million to $33.2 million for the nine months ended September 30, 2009 compared to $32.0 million for the nine months ended September 30, 2008, primarily due to an increase in revenue generated by short-term storage contracts at our Longview terminal in East Texas. In connection with the Bankruptcy Filings, the Private Company rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to third party customers.  This resulted in a $25.0 million increase in our third party crude oil terminalling and storage revenues during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Our crude oil gathering and transportation services revenue decreased by $25.1 million to $43.1 million for the nine months ended September 30, 2009 compared to $68.2 million for the nine months ended September 30, 2008.  The decrease is primarily due to the impact of the Bankruptcy Filings and the resulting decrease in the volume of crude oil we gathered and transported for our customers.  Historically, the Private Company was a first purchaser of crude oil and it utilized our gathering and transportation assets to deliver its crude oil to market.  As we are not in the business of purchasing crude oil, the utilization of our crude oil gathering and transportation assets is now dependent on third party purchasers of crude oil, some of whom own alternative gathering and transportation assets.  Our reliance on third party purchasers of crude oil has resulted in a decrease in the utilization of our crude oil gathering and transportation assets, and we continue to expect a similar level of utilization of these assets for the remainder of 2009.  In connection with the Bankruptcy Filings, the Private Company rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to third party customers.  Third parties accounted for 96% of our total crude oil gathering and transportation revenue of $43.1 million for the nine months ended September 30, 2009 compared to 30% of our total crude oil gathering and transportation revenue of $68.2 million for the nine months ended September 30, 2008.

Our asphalt services revenue decreased by $5.7 million to $43.4 million for the nine months ended September 30, 2009 compared to $49.1 million for the nine months ended September 30, 2008.  The decrease is primarily due to the impact of the Private Company's rejection of the Terminalling Agreement and the timing of our entering into new leases and storage agreements with third party customers in the middle of the second quarter of 2009, and is partially offset by the fact that our results of operations for the nine months ended September 30, 2008 include only approximately seven months of operations due to the timing of our purchase of the Acquired Asphalt Assets.  In connection with entering into the Settlement with the Private Company in April of 2009, we executed a new Terminalling Agreement with the Private Company.  In addition, we currently have entered into leases and storage agreements with third party customers relating to 45 of our 46 asphalt facilities.  We expect annual revenues from these leases and storage agreements to be approximately $40 million.

Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses decreased by $8.6 million, or 11%, to $71.4 million for the nine months ended September 30, 2009 compared to $80.0 million for the nine months ended September 30, 2008.  Crude oil terminalling and storage operating expenses increased by $0.3 million to $5.1 million for the nine months ended September 30, 2009 compared to $4.8 million for the nine months ended September 30, 2008. The increase is primarily a result of an increase in repair and maintenance of our crude oil storage tanks.  Our crude oil gathering and transportation operating expenses decreased by $7.7 million to $43.2 million for the nine months ended September 30, 2009 compared to $50.9 million for the nine months ended September 30, 2008.  The decrease is due to the decreased utilization of our crude oil gathering and transportation assets as discussed above.  Our asphalt operating expenses decreased by $1.1 million to $23.2 million for the nine months ended September 30, 2009 compared to $24.3 million for the nine months ended September 30, 2008.  This was primarily due to decreased fuel and power expenses incurred for the boiler systems used to heat our liquid asphalt cement storage tanks due to the Private Company’s rejection of the Terminalling Agreement and the timing of our entering into new leases and storage agreements with third party customers.  This decrease was partially offset by increased compensation expenses related to the hiring of our asphalt operational personnel in June of 2009 and increased property taxes associated with the asphalt assets we received in the Settlement.

Fuel expenses incurred in our crude oil gathering and transportation segment decreased by $4.7 million to $5.0 million for the nine months ended September 30, 2009 compared to $9.7 million for the nine months ended September 30, 2008. The decline in our fuel costs is primarily attributable to the decreased utilization of our crude oil transport trucks as a result of the impact of the Bankruptcy Filings.  Fuel and power expenses incurred in association with the boiler systems used to heat our liquid asphalt cement storage tanks decreased by $7.1 million to $3.6 million for the nine months ended September 30, 2009 compared to $10.7 million for the nine months ended September 30, 2008.  The decline in these fuel and power costs is a result of decreased utilization of our asphalt storage tanks by the Private Company as a result of its Bankruptcy Filings, its rejection of the Terminalling Agreement in April of 2009 and the timing of our contracting our asphalt assets to new third party customers.

Our repair and maintenance expenses decreased by $0.5 million to $5.4 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to the decreased utilization of our crude oil gathering and transportation assets noted above. Lease expense related to crude oil tanker trucks increased by $0.3 million to $2.3 million for the nine months ended September 30, 2009. This increase is attributable to the replacement of crude oil transport vehicles that were historically financed through capital leases.

Insurance premium expenses increased by $0.4 million to $1.7 million for the nine months ended September 30, 2009 compared to $1.3 million for the nine months ended September 30, 2008.  This increase was primarily due to our independently obtaining health insurance for our employees in conjunction with separating from the Private Company.  Historically, we were allocated premiums under the Private Company’s self-insured health plan for the Private Company’s employees that provided services to us.

The nine months ended September 30, 2008 reflects a $0.4 million allowance for doubtful accounts related to amounts due from third parties as of September 30, 2008.  The allowance related to amounts due from third parties was established as a result of certain third party customers netting amounts due them from the Private Company with amounts due to us. We have experienced no additional collection issues with respect to amounts due us as of September 30, 2009.

As a result of the growth in our property and equipment associated with the Acquired Pipeline Assets, the Acquired Storage Assets and the asphalt assets received in the Settlement, our property taxes increased by $1.5 million to $3.8 million for the nine months ended September 30, 2009 compared to $2.3 million for the nine months ended September 30, 2008.

Depreciation expense increased by $1.4 million to $16.8 million for the nine months ended September 30, 2009 compared to $15.4 million for the nine months ended September 30, 2008, primarily as a result of growth in our property and equipment associated with the Acquired Storage Assets and the Acquired Asphalt Assets.

Gain on settlement transaction.   Operating income for the nine months ended September 30, 2009 includes a $2.6 million gain recognized in connection with the Settlement.   We have accounted for the assets transferred pursuant to the Settlement as an exchange of nonmonetary assets.  Accordingly, we recorded the Crude Oil Assets and the Asphalt Assets received in the Settlement at the fair value of the Transferred Settlement Assets, resulting in our recording a gain of $2.6 million in the nine months ended September 30, 2009.

General and administrative expenses.  General and administrative expenses decreased by $10.3 million, or 31%, to $22.9 million for the nine months ended September 30, 2009 compared to $33.2 million for the nine months ended September 30, 2008. This decrease is primarily attributable to the $18.0 million in equity-based incentive compensation we incurred in the third quarter of 2008 associated with the vesting of all awards outstanding under the Plan at the time of the Change of Control.  This decrease was offset by increased costs related to legal and financial advisers as well as other related costs incurred in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue other strategic opportunities.

Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility and the impact of our interest rate swap agreements. Total interest expense increased by $19.8 million to $35.7 million for the nine months ended September 30, 2009 compared to $15.9 million for the nine months ended September 30, 2008.  Cash interest expense increased by $12.8 million to $30.5 million for the nine months ended September 30, 2009 compared to $17.7 million for the nine months ended September 30, 2008.  The increase was primarily due to both an increase in average borrowings outstanding as a result of our financing of the purchase of the Acquired Pipeline Assets and the Acquired Storage Assets and higher interest rates under our amended credit facility during the nine months ended September 30, 2009.  Non-cash interest expense increased by $7.1 million to $5.3 million for the nine months ended September 30, 2009 compared to non-cash interest income of $1.8 million for the nine months ended September 30, 2008. The increase is due to both the amortization of debt issuance costs incurred in connection with our amended credit facility and the Forbearance Agreement and amendments thereto and the fair value accounting for the interest rate swaps that were terminated in the third quarter of 2008 as a result of events related to the Bankruptcy Filings.  Interest expense in the three months ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to our 2008 or 2009 financial statements.

 Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

 Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

 Liquidity and Capital Resources

 Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008	2009
	(in millions)
Net cash provided by operating activities	$42.9	$16.8
Net cash used in investing activities	(519.8)	(3.3)
Net cash provided by (used in) financing activities	493.0	(36.6)

Operating Activities.  Net cash provided by operating activities was $16.8 million for the nine months ended September 30, 2009 as compared to the $42.9 million for the nine months ended September 30, 2008.  The decrease in net cash provided by operating activities is primarily due to net income decreasing from net income of $19.5 million for the nine months ended September 30, 2008 to a net loss of $8.0 million for the nine months ended September 30, 2009.  This $27.5 million decrease in net income was significantly impacted by decreased revenues under our agreements with the Private Company, increased general and administrative expenses related to legal and financial advisors as a result of the Bankruptcy Filings and increased interest expense under our credit facility.  In addition, net cash provided by our operating activities decreased by $2.6 million as a result of the gain we recognized on the Settlement in the second quarter of 2009.  The decrease in our equity-based compensation expense resulted in an $18.0 million decrease in cash provided by operating activities in the comparative nine month periods.  In addition, the change in our provision for uncollectible receivables resulted in a $0.6 million decrease in cash provided by operating activities for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Gains on sale of assets also decreased in the comparative periods, resulting in a $0.2 million decrease in cash provided by operating activities.

These decreases in cash provided by operating activities were partially offset by changes in working capital, which resulted in a $14.5 million increase in cash provided by operating activities.  Also, an increase in the amortization of debt issuance costs associated with our credit facility, resulted in $4.7 million more cash provided by operating activities.  Furthermore, unrealized losses related to our interest rate swaps recorded during the nine months ended September 30, 2008 resulted in a $2.2 million increase in cash provided by operating activities as compared to the nine months ended September 30, 2009.  Lastly, depreciation increased by approximately $1.5 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Investing Activities.  Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2009 compared to $519.8 million for the nine months ended September 30, 2008.  Net cash used in investing activities for the nine months ended September 30, 2008 includes our $379.5 million purchase of our Acquired Asphalt Assets, our $45.1 million purchase of our Acquired Pipeline Assets and our $90.3 million purchase of our Acquired Storage Assets.  Net cash used in investing activities during the nine months ended September 30, 2009 is primarily comprised of maintenance capital expenditures.

Financing Activities.  Net cash used in financing activities was $36.6 million for the nine months ended September 30, 2009 as compared to $493.0 million provided by financing activities for the nine months ended September 30, 2008.  Net cash provided by financing activities for the nine months ended September 30, 2008 includes proceeds of an underwritten public offering and borrowings under our credit facility in connection with our purchase of the Acquired Asphalt Assets in February 2008 as well as borrowings under our credit facility in connection with our purchase of our Acquired Pipeline Assets and our Acquired Storage Assets in the second quarter of 2008.  Net cash used in financing activities for the nine months ended September 30, 2009 is primarily comprised of payments under our credit facility and debt issuance costs related to our amended credit facility.  As a result of our entering into the Credit Agreement Amendment in April of 2009, cash flows from financing activities for the remainder of 2009 are expected to include borrowings and payments under our credit facility.

 Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At September 30, 2009, we had approximately $27.5 million of availability under our revolving credit facility.  At September 30, 2009 we have a working capital deficit of $4.3 million.  This deficit does not have a material impact on our liquidity as we have sufficient availability under our revolving credit agreement to fund our current operating and capital expenditure requirements.  As of November 6, 2009, we had an aggregate unused credit availability under our revolving credit facility of approximately $26.6 million.  Usage of our revolving credit facility is subject to ongoing compliance with covenants.  If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, this cash position and availability under our credit facility may not be sufficient to operate our business over the long-term. Historically, we have derived a substantial majority of our revenues from services provided to the Private Company, and as such, our liquidity was affected by the liquidity and credit risk of the Private Company.  Due to the events related to the Bankruptcy Filings, including decreased revenues in our crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, we face uncertainty with respect to our ability to comply with covenants under our credit facility and substantial doubt as to our ability to continue as a going concern.

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

Expansion capital expenditures for organic growth projects totaled $0.5 million in the nine months ended September 30, 2009 compared to $4.7 million in the nine months ended September 30, 2008.  We expect expansion capital expenditures for organic growth projects to be approximately $1 million to $2 million in 2009.  Maintenance capital expenditures totaled $2.9 million in the nine months ended September 30, 2009 compared to $3.3 million in the nine months ended September 30, 2008.  We expect maintenance capital expenditures to be approximately $8 million in 2009.

No assurance can be given that we will not be required to restrict our operations because the limitations on our ability to incur capital expenditures due to restrictions under our credit agreement described below.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  Our partnership agreement provides that we distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures) and to comply with the provisions of our credit facility. Pursuant to the Credit Agreement Amendment, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of September 30, 2009, our leverage ratio was 6.02 to 1.00.  If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.

We expect that for the foreseeable future, substantially all of our cash generated from operations will be used to reduce our debt.  In the event that we are again able to pay distributions, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations because we distribute all of our available cash.

We do not expect to make significant acquisitions or expansion capital expenditures in the near term.  We currently intend to put the Acquired Pipeline Assets into service at the end of the second quarter of 2010.  We expect to resume capital expenditures related to this project in the fourth quarter of 2009 and to incur an estimated $3.5 to $4.0 million in additional expenditures prior to placing the Acquired Pipeline Assets into service.  Capital expenditures are limited under our credit agreement to $12.5 million in 2009, $8.0 million in 2010 and $4.0 million in 2011.  To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow.

Description of Credit Facility.  As of November 6, 2009, we had $423.4 million in outstanding borrowings under our credit facility (consisting of $23.4 million under our revolving credit facility and $400.0 million under our term loan facility) with an aggregate unused credit availability under our revolving credit facility of approximately $26.6 million . The credit facility is guaranteed by certain of our subsidiaries.

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

During the nine months ended September 30, 2008 and 2009, the weighted average interest rate incurred by us was 5.9% and 9.3%, respectively.  After giving effect to the Credit Agreement Amendment, amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.5% per annum, with a LIBOR floor of 3.0%, or the federal funds rate plus 0.5% (the “Base rate”) plus 5.5% per annum, with a Base rate floor of 4.0% per annum.  We pay a fee of 1.5% per annum on unused commitments under our revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility, as amended by the Credit Agreement Amendment, requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.5%, 0.5%, 1.0% and 1.0%, respectively.  In October 2009, we paid additional interest of $2.3 million.  Due to the Credit Agreement Amendment, the interest expense we incur in 2009 will be substantially greater than the interest expense we incurred in 2008.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of September 30, 2009, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
		(in millions)
Shared Services Agreement obligations (1)	$5.1	$1.9	$3.0	$0.2	$—
Debt obligations (2)	504.3	50.7	453.6	—	—
Capital lease obligations	0.4	0.4	—	—	—
Operating lease obligations	12.2	3.8	5.8	1.5	1.1
Financial advisory obligations (3)	1.0	1.0	—	—	—

(1)
Represents required future payments under the Shared Services Agreement into which we and the Private Company entered in connection with the Settlement.  See “Item 1. Business—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events” in the 2008 Form 10-K.

(2)
Represents required future principal repayments of borrowings and interest payments under our credit facility, all of which is variable rate debt. For purposes of calculating interest payments on our variable rate debt, the interest rate on our outstanding borrowings of 9.5% as of September 30, 2009 was used.  All amounts outstanding under the credit facility mature in June 2011.  The amounts included in this table also reflect the additional interest payments specified in the Credit Agreement Amendment.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” in the 2008 Form 10-K for an additional description of the Credit Agreement Amendment.

(3)	Represents required future payments under a financial advisory services contract.

 Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 11 of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to variable interest rates under our credit facility.

Commencing on December 12, 2008, indebtedness under the credit agreement bore interest at our option, at either (i) the Base rate plus 5.0% per annum, with a Base rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.  After giving effect to the Credit Agreement Amendment, amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.5% per annum, with a LIBOR floor of 3.0%, or the Base rate plus 5.5% per annum, with a Base rate floor of 4.0% per annum.  We pay a fee of 1.5% on unused commitments under our revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility, as amended by the Credit Agreement Amendment, requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.5%, 0.5%, 1.0% and 1.0%, respectively.  In October 2009, we paid additional interest of $2.3 million.

During the nine months ended September 30, 2008 and 2009, the weighted average interest rate incurred by us was 5.90% and 9.32%, respectively.  We expect the interest expense we incur in 2009 to be substantially greater than the interest expense we incurred in 2008.

Due to the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment, we expect our interest expense to be greater than our interest expense prior to the Bankruptcy Filings.  Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on borrowings as of September 30, 2009 and the 3.00% LIBOR floor under our credit facility, an increase or decrease of 100 basis points in the interest rate will not impact annual interest expenses.  An increase of 350 basis points in the current LIBOR rate will result in increased annual interest of approximately $3.2 million based on borrowings and interest rates as of September 30, 2009.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.  Our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures, as of September 30, 2009, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 22, 2009, all of the defendants filed motions to dismiss the amended complaint.  The lead plaintiff filed a response in opposition to the defendants' motion to dismiss on September 1, 2009.  On October 8, 2009, the defendants filed a reply in support of their motion to dismiss.  The lead plaintiff filed a supplemental opposition to the defendants' motion to dismiss on October 29, 2009.  The defendants' motion to dismiss is currently pending before the court.

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

On July 8, 2009, the nine executives filed suit against our general partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against our general partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees.  We have distributed phantom units to certain of the claimants, but the litigation remains pending.

The Official Committee of Unsecured Creditors of SemCrude, L.P. ("Unsecured Creditors Committee") filed an adversary proceeding in connection with the Bankruptcy Cases against Mr. Kivisto, Gregory C. Wallace and Westback Purchasing Company, L.L.C., a limited liability trading partnership that Mr. Kivisto owned and controlled.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of the Private Company’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the Examiner’s Report (see Part I, Item 1 of this quarterly report and “Item 1. Business—Impact of the Bankruptcy of the Private Company and Certain of its Subsidiaries and Related Events—Examiner” in the 2008 Form 10-K). The claims against Mr. Foxx are based upon theories of fraudulent transfer, unjust enrichment, and breach of fiduciary duty with respect to certain bonus payments received from the Private Company, and other claims of breach of fiduciary duty and breach of contract are also alleged against Messrs. Foxx and Stallings in the amended complaint.  On October 6, 2009, the Unsecured Creditors Committee filed a Third Amended Complaint which, among other things, asserts additional fraudulent transfer and waste claims and additional breach of fiduciary duty allegations against Messrs. Foxx and Stallings.   Messrs. Foxx and Stallings have informed us that they intend to vigorously defend these claims.

On July 24, 2009, we filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, we are seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to us for two excess insurance policies in our Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of each policy was $10,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which we are seeking the recovery of damages and attorneys fees.  Navigators and Darwin have answered the petition and the parties are engaged in discovery.

Item 3.                      Defaults Upon Senior Securities

    During the nine months ended September 30, 2009, events of default existed under our credit agreement.  For a description of our credit facility and the defaults thereunder, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this quarterly report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the 2008 Form 10-K.  The Credit Agreement Amendment waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto, and no events of default existed as of September 30, 2009.

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

SEMGROUP ENERGY PARTNERS, L.P.

                         By:   SemGroup Energy Partners G.P., L.L.C.
                              its General Partner

Date:  November 13, 2009                                                                           By:              /s/ Alex G. Stallings
        Alex G. Stallings
        Chief Financial Officer and Secretary

Date:  November 13, 2009                                                                           By:              /s/ James R. Griffin
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