Form 10-Q/A
period 2009-06-30
Blueknight Energy Partners, L.P.
filed 2010-03-26
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number 001-33503

BLUEKNIGHT ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8536826 (IRS Employer Identification No.)

Two Warren Place 6120 South Yale Avenue, Suite 500 Tulsa, Oklahoma 74136 (Address of principal executive offices, zip code) Registrant’s telephone number, including area code: (918) 237-4000

SemGroup Energy Partners, L.P.
(Former name, former address and former fiscal year, if changed since last report)

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

    Non-accelerated filer (Do not check if a smaller reporting company)   ☐   Smaller reporting company   ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☒

    As of August 21, 2009, there were 21,557,309 common units and 12,570,504 subordinated units outstanding.

Explanatory Note

    This amendment to our quarterly report on Form 10-Q/A (this "Amendment") is being filed to amend our quarterly report on Form 10-Q for the quarter ended June 30, 2009, which was originally filed on August 24, 2009 (the "Original Filing").  The consolidated financial statements for the three and six months ended June 30, 2009 and related disclosures in this Amendment have been restated in accordance with the changes described below.

    In March 2010, we concluded that it was necessary to amend the Original Filing in order to restate our consolidated financial statements for the three and six month periods ended June 30, 2009 to record additional interest expense of $1.4 million for both the three and six month periods.  The additional interest expense results from the application of the interest method of accounting as required by accounting principles generally accepted in the United States, and relates to additional interest payments as specified in our credit agreement.  Our credit agreement requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.

    As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing, have been revised, re-executed and re-filed as of the date of this Amendment.

    No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except for the changes to the consolidated financial statements described above, certain clarifying disclosures, and related changes to "Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Part I. Item 4. Controls and Procedures."  Subsequent to the date of the Original Filing, we changed our name to Blueknight Energy Partners, L.P.  This Amendment does not reflect this name change other than as indicated on the cover page of this Amendment.

    Except for the amended and restated information as discussed above, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this Amendment.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context.  This Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to those filings.

i

PART I.                      FINANCIAL INFORMATION

Item 1. Financial Statements

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31, 2008	As of June 30, 2009 (Restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,785	$2,851
Accounts receivable, net of allowance for doubtful accounts of $554 and $429 at December 31, 2008 and June 30, 2009, respectively	8,342	9,003
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	18,912	1,456
Prepaid insurance	2,256	2,022
Other current assets	1,811	1,277
Total current assets	60,106	16,609
Property, plant and equipment, net of accumulated depreciation of $80,277 and $89,502 at December 31, 2008 and June 30, 2009, respectively	284,489	281,933
Goodwill	6,340	6,340
Debt issuance costs	1,956	7,999
Intangibles and other assets, net	1,750	1,663
Total assets	$354,641	$314,544
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$2,610	$3,433
Payables to related parties	20,134	3,335
Accrued interest payable	175	4,976
Accrued property taxes payable	1,951	2,087
Interest rate swap settlements payable	1,505	1,561
Unearned revenue	2,765	5,450
Accrued payroll	170	5,729
Other accrued liabilities	2,753	2,645
Current portion of capital lease obligations	866	572
Total current liabilities	32,929	29,788
Long-term debt	448,100	417,855
Long-term capital lease obligations	255	11
Commitments and contingencies (Notes 5 and 13)
Partners’ capital (deficit):
Common unitholders (21,557,309 units issued and outstanding for both dates)	481,007	476,993
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(284,332)	(286,673)
General partner interest (2.0% interest with 690,725 general partner units outstanding for both dates)	(323,318)	(323,430)
Total Partners’ capital (deficit)	(126,643)	(133,110)
Total liabilities and Partners’ capital (deficit)	$354,641	$314,544

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009 (Restated)	2008	2009 (Restated)
	(unaudited)
Service revenue:
Third party revenue	$6,027	$30,494	$10,651	$54,604
Related party revenue	49,249	7,020	84,839	25,079
Total revenue	55,276	37,514	95,490	79,683
Expenses:
Operating	29,505	24,744	51,771	46,956
Allowance for doubtful accounts	1,266	(11)	1,266	(11)
General and administrative	3,057	7,126	6,067	15,833
Total expenses	33,828	31,859	59,104	62,778
Gain on settlement transaction	—	2,585	—	2,585
Operating income	21,448	8,240	36,386	19,490
Other expenses:
Interest (income) expense	(225)	13,029	4,864	25,878
Income (loss) before income taxes	21,673	(4,789)	31,522	(6,388)
Provision for income taxes	77	47	168	108
Net income (loss)	$21,596	$(4,836)	$31,354	$(6,496)
Allocation of net income (loss) to limited and subordinated partners:
General partner interest in net income (loss)	$3,410	$(97)	$3,919	$(130)
Net income (loss) allocable to limited and subordinated partners	$18,186	$(4,739)	$27,435	$(6,366)

Basic and diluted net income (loss) per common unit	$0.53	$(0.13)	$0.83	$(0.18)
Basic and diluted net income (loss) per subordinated unit	$0.53	$(0.13)	$0.83	$(0.18)

Weighted average common units outstanding - basic and diluted	21,275	21,557	19,310	21,557
Weighted average subordinated partners’ units outstanding - basic and diluted	12,571	12,571	12,571	12,571

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands)
	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2008	$481,007	$(284,332)	$(323,318)	$(126,643)
Net loss (Restated)	(4,021)	(2,345)	(130)	(6,496)
Equity-based incentive compensation	7	4	—	11
Consideration paid in excess of historical cost of assets acquired from Private Company	—	—	18	18
Balance, June 30, 2009 (Restated)	$476,993	$(286,673)	$(323,430)	$(133,110)

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2008	2009 (Restated)
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$31,354	$(6,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	357	(125)
Provision for uncollectible receivables from related parties	900	—
Depreciation and amortization	9,772	11,410
Amortization of debt issuance costs	262	4,289
Unrealized loss related to interest rate swaps	(2,729)	—
Gain on sale of assets	(46)	(38)
Gain on settlement transaction	—	(2,585)
Equity-based incentive compensation	1,437	11

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	228	(536)
Decrease in receivables from related parties	6,794	12,550
Decrease (increase) in prepaid insurance	(294)	234
Decrease (increase) in other current assets	(369)	534
Increase in other assets	(152)	(61)
Increase in accounts payable	242	1,029
Decrease in payables to related parties	(312)	(15,910)
Increase in accrued interest payable	1,472	4,801
Increase in accrued property taxes	1,183	136
Increase in interest rate swap settlements payable	—	56
Increase in unearned revenue	968	2,685
Increase in accrued payroll	—	5,559
Decrease in other accrued liabilities	(50)	(108)
Net cash provided by operating activities	51,017	17,435
Cash flows from investing activities:
Acquisition of assets from Private Company	(514,643)	—
Capital expenditures	(3,485)	(2,455)
Proceeds from sale of assets	372	201
Net cash used in investing activities	(517,756)	(2,254)
Cash flows from financing activities:
Debt issuance costs	(2,094)	(10,332)
Payments on capital lease obligations	(646)	(538)
Borrowings under credit facility	492,400	12,155
Payments under credit facility	(160,100)	(42,400)
Proceeds from equity issuance, net of offering costs	161,238	—
Distributions paid	(23,717)	—
Net cash provided by (used in) financing activities	467,081	(41,115)
Net increase (decrease) in cash and cash equivalents	342	(25,934)
Cash and cash equivalents at beginning of period	416	28,785
Cash and cash equivalents at end of period	$758	$2,851
Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$654	$(206)
Non-cash addition to property, plant and equipment related to settlement (see Note 13)	$—	$(9,536)

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

    On July 22, 2008, the Private Company and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS.   The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (the “Bankruptcy Cases”). None of the Partnership, its general partner, the subsidiaries of the Partnership nor the subsidiaries of the Partnership’s general partner were party to the Bankruptcy Filings.  See Notes 5, 8 and 13 for a discussion of the impact of the Bankruptcy Filings and related events upon the Partnership.

    For the six months ended June 30, 2009, the Partnership derived approximately 30% of its revenues, excluding fuel reimbursement revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks, from services it provided to the Private Company.

2.	BASIS OF PRESENTATION

    The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  Prior to consummating the Settlement (as defined below in Note 13), events of default existed under the Partnership’s credit facility.  As discussed in Notes 5 and 13 to the financial statements, the Partnership entered into the Credit Agreement Amendment (as defined below in Note 5) under which, among other things, the lenders under the Partnership’s credit facility consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement (as defined below in Note 5) and amendments thereto.  Due to the events related to the Bankruptcy Filings, including decreased revenues in the Partnership’s crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, the Partnership continues to face uncertainties with respect to its ability to comply with covenants under its credit facility as discussed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2009 (the “2008 Form 10-K”) and as discussed in Note 13.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.   Management’s plans in regard to these matters are also discussed in Note 13.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    Prior to the close of its initial public offering in July 2007, the Partnership entered into an Omnibus Agreement with the Private Company under which the Partnership reimbursed the Private Company for the provision of various general and administrative services for the Partnership’s benefit.  The Omnibus Agreement was amended and restated in conjunction with the purchase of the Acquired Asphalt Assets in February 2008 (the “Amended Omnibus Agreement”) (see Note 8).  The events related to the Bankruptcy Filings terminated the Private Company’s obligations to provide services to the Partnership under the Amended Omnibus Agreement.  The Private Company continued to provide such services to the Partnership until the effective date of the Settlement at which time the Private Company rejected the Amended Omnibus Agreement and the Private Company and the Partnership entered into the Shared Services Agreement (as defined below in Note 13) and the Transition Services Agreement (as defined below in Note 13) relating to the provision of such services (see Note 13).

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

3.	RESTATEMENT

    In March 2010, the Partnership concluded that it was necessary to restate its consolidated financial statements for the three and six month periods ended June 30, 2009 to record additional interest expense of $1.4 million for both the three and six month periods.  The additional interest expense results from the application of the interest method of accounting, which requires that the interest rate used take into consideration all debt service payments that would be required over the estimated term of the debt. Such payments would include additional interest payments as specified in the Partnership's credit agreement.  The agreement requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.

    The Partnership has restated the consolidated financial statements in order to correct this error.

    Changes in the notes to the consolidated financial statements have been made to reflect the corresponding impact of the restatement.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The following table summarizes the effects of the restatement on the consolidated financial statements as of and for the three and six month periods ended June 30, 2009 (in thousands):

	As of June 30, 2009
	June 30, 2009 as previously reported	Adjustments		June 30, 2009 as restated
ASSETS
Current assets:
Cash and cash equivalents	$2,851	$-		$2,851
Accounts receivable, net of allowance for doubtful accounts of $554 and $429 at December 31, 2008 and June 30, 2009, respectively	9,003	-		9,003
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	1,456	-		1,456
Prepaid insurance	2,022	-		2,022
Other current assets	1,277	-		1,277
Total current assets	16,609	-		16,609
Property, plant and equipment, net of accumulated depreciation of $80,277 and $89,502 at December 31, 2008 and June 30, 2009, respectively	281,933	-		281,933
Goodwill	6,340	-		6,340
Debt issuance costs	7,999	-		7,999
Other assets, net	1,663	-		1,663
Total assets	$314,544	$-		$314,544
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$3,433	$-		$3,433
Payables to related parties	3,335	-		3,335
Accrued interest payable	3,599	1,377	(a)	4,976
Accrued property taxes payable	2,087	-		2,087
Interest rate swap settlements payable	1,561	-		1,561
Unearned revenue	5,450	-		5,450
Accrued payroll	5,729	-		5,729
Other accrued liabilities	2,645	-		2,645
Current portion of capital lease obligations	572	-		572
Total current liabilities	28,411	1,377		29,788
Long-term debt	417,855	-		417,855
Long-term capital lease obligations	11	-		11
Commitments and contingencies (Notes 4, 10 and 13)
Partners' capital (deficit):
Common unitholders (21,557,309 units issued and outstanding for
both dates)	477,844	(851)		476,993
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(286,176)	(497)		(286,673)
General partner interest (2.0% interest with 690,725 general partner units outstanding for both periods)	(323,401)	(29)		(323,430)
Total Partners' capital (deficit)	(131,733)	(1,377)		(133,110)
Total liabilities and Partners' capital (deficit)	$314,544	$-		$314,544
____________________
(a)
The Partnership did not properly accrue additional interest expense related to the additional interest payments specified in the Partnership’s credit agreement.  The agreement requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  As a result of this error, the Partnership recorded an additional $1.4 million of accrued interest payable with a corresponding increase in interest expense to correct this error.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2009
	June 30, 2009 as previously reported	Adjustments		June 30, 2009 as restated
Service revenue:
Third party revenue	$30,494	$-		$30,494
Related party revenue	7,020	-		7,020
Total revenue	37,514	-		37,514
Expenses:
Operating	24,744	-		24,744
Allowance for doubtful accounts	(11)	-		(11)
General and administrative	7,126	-		7,126
Total expenses	31,859	-		31,859
Gain on settlement transaction	2,585	-		2,585
Operating income	8,240	-		8,240
Other expenses:
Interest expense	11,652	1,377	(a)	13,029
Loss before income taxes	(3,412)	(1,377)		(4,789)
Provision for income taxes	47	-		47
Net loss	$(3,459)	$(1,377)		$(4,836)
Allocation of net loss to limited and subordinated partners:
General partner interest in net loss	$(69)	$(28)		$(97)
Net loss allocable to limited and subordinated partners	$(3,390)	$(1,349)		$(4,739)

Basic and diluted net loss per common unit	$(0.10)	$(0.03)		$(0.13)
Basic and diluted net loss per subordinated unit	$(0.10)	$(0.03)		$(0.13)

Weighted average common units outstanding - basic and diluted	21,557	-		21,557
Weighted average subordinated partners' units outstanding - basic and diluted	12,571	-		12,571
____________________
(a)
The Partnership did not properly accrue additional interest expense related to the additional interest payments specified in the Partnership’s credit agreement.  The agreement requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  As a result of this error, the Partnership recorded an additional $1.4 million of accrued interest payable with a corresponding increase in interest expense to correct this error.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2009
	June 30, 2009 as previously reported	Adjustments		June 30, 2009 as restated
Service revenue:
Third party revenue	$54,604	$-		$54,604
Related party revenue	25,079	-		25,079
Total revenue	79,683	-		79,683
Expenses:
Operating	46,956	-		46,956
Allowance for doubtful accounts	(11)	-		(11)
General and administrative	15,833	-		15,833
Total expenses	62,778	-		62,778
Gain on settlement transaction	2,585	-		2,585
Operating income	19,490	-		19,490
Other expenses:
Interest expense	24,501	1,377	(a)	25,878
Loss before income taxes	(5,011)	(1,377)		(6,388)
Provision for income taxes	108	-		108
Net loss	$(5,119)	$(1,377)		$(6,496)
Allocation of net loss to limited and subordinated partners:
General partner interest in net loss	$(101)	$(29)		$(130)
Net loss allocable to limited and subordinated partners	$(5,018)	$(1,348)		$(6,366)

Basic and diluted net income per common unit	$(0.14)	$(0.04)		$(0.18)
Basic and diluted net income per subordinated unit	$(0.14)	$(0.04)		$(0.18)

Weighted average common units outstanding - basic and diluted	21,557	-		21,557
Weighted average subordinated partners' units outstanding - basic and diluted	12,571	-		12,571
____________________
(a)
The Partnership did not properly accrue additional interest expense related to the additional interest payments specified in the Partnership’s credit agreement.  The agreement requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  As a result of this error, the Partnership recorded an additional $1.4 million of accrued interest payable with a corresponding increase in interest expense to correct this error.

    The restatement had no impact on net cash provided by operating activities, cash used in investing activities or cash used in financing activities for the three and six months ended June 30, 2009.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2008	June 30, 2009
Land		$15,065	$15,430
Land improvements	10-20	5,366	5,373
Pipelines and facilities	5-31	95,010	96,869
Storage and terminal facilities	10-35	166,950	164,352
Transportation equipment	3-10	24,744	23,566
Office property and equipment and other	3-31	19,972	20,387
Pipeline linefill and tank bottoms		—	7,475
Construction-in-progress		37,659	37,983
Property, plant and equipment, gross		364,766	371,435
Accumulated depreciation		(80,277)	(89,502)
Property, plant and equipment, net		$284,489	$281,933

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    After giving effect to the Credit Agreement Amendment, amounts outstanding under the Partnership’s credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  The Partnership pays a fee of 1.50% per annum on unused commitments under its revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under the Partnership’s credit facility must be paid monthly.  The Partnership’s credit facility, as amended by the Credit Agreement Amendment, requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  During the six months ended June 30, 2009, the weighted average interest rate incurred by the Partnership was 12.0%.

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

6.	NET INCOME PER LIMITED PARTNER UNIT

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009 (Restated)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009 (Restated)
Net income (loss)	$21,596	$(4,836)	$31,354	$(6,496)
Less: General partner interest in net income (loss)	3,410	(97)	3,919	(130)
Net income (loss) available to limited and subordinated partners	$18,186	$(4,739)	$27,435	$(6,366)

Basic and diluted weighted average number of units:
Common units	21,275	21,557	19,310	21,557
Subordinated units	12,571	12,571	12,571	12,571
Restricted and phantom units	530	480	508	467

Basic and diluted net income (loss) per common unit	$0.53	$(0.13)	$0.83	$(0.18)
Basic and diluted net income (loss) per subordinated unit	$0.53	$(0.13)	$0.83	$(0.18)

The difference between the amounts of net income allocated to the limited and general partners and the related earnings per unit calculations under EITF No. 07-4 and the Partnership’s previous accounting methodology for the three and six months ended June 30, 2008 is provided in the table below:

	(in thousands, except per unit amounts)
	Current Accounting Under EITF 07-4	As Previously Reported	Difference
Three Months Ended June 30, 2008
General partner interest in net income	$3,410	$3,410	$—
Net income available to limited and subordinated partners	18,186	18,186	—
	$21,596	$21,596	$—
Basic and diluted weighted average number of units:
Common units	21,275	21,275	—
Subordinated units	12,571	12,571	—
Restricted and phantom units	530	530	—

Basic and diluted net income per common unit	$0.53	$0.53	$—
Basic and diluted net income per subordinated unit	$0.53	$0.53	$—

Six Months Ended June 30, 2008
General partner interest in net income	$3,919	$3,605	$314
Net income available to limited and subordinated partners	27,435	27,749	(314)
	$31,354	$31,354	$—
Basic and diluted weighted average number of units:
Common units	19,310	19,310	—
Subordinated units	12,571	12,571	—
Restricted and phantom units	508	508	—

Basic and diluted net income per common unit	$0.83	$0.84	$(0.01)
Basic and diluted net income per subordinated unit	$0.83	$0.84	$(0.01)

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

    As a result of the Private Company’s control of the Partnership’s general partner, consideration paid in excess of the historical cost of the Acquired Asphalt Assets, Acquired Pipeline Assets, and Acquired Storage Assets (which were acquired from the Private Company prior to the Change of Control) were treated as distributions to the Private Company.  This resulted in an aggregate reduction in partners’ capital of $317.1 million and negative partners’ capital of $133.1 million as of June 30, 2009.

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

    Based on the minimum requirements under the Throughput Agreement and the Terminalling Agreement, the Private Company was obligated to pay the Partnership an aggregate minimum monthly fee totaling $135 million annually for the Partnership’s gathering and transportation services and the Partnership’s terminalling and storage services.  Pursuant to an order of the Bankruptcy Court entered on September 9, 2008, the Private Company began making payments under the Throughput Agreement at a market rate based upon the Private Company’s actual usage rather than the contractual minimums.  In connection with the Settlement, the Private Company rejected the Throughput Agreement and the Terminalling Agreement as part of its Bankruptcy Cases (see Note 13).

    In connection with the Settlement, the Partnership and the Private Company entered into various agreements including the New Throughput Agreement pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to the Private Company and the New Terminalling Agreement pursuant to which the Partnership provides certain liquid asphalt cement terminalling and storage services for the Private Company’s remaining asphalt inventory.  For a further discussion of these agreements, and the other agreements entered into in connection with the Settlement (see Note 13).

    As of December 31, 2008 and June 30, 2009, the Partnership had $18.9 million and $1.5 million, respectively, in receivables from the Private Company and its subsidiaries, including the pre-petition receivables of $10.5 million as of December 31, 2008.  The $10.5 million relates to amounts that were due from the Private Company as of December 31, 2008 and are considered pre-petition debt in the Bankruptcy Cases.  In connection with the Settlement, pre-petition related party receivables were netted against pre-petition related party payables of $10.6 million and waived in April 2009 (see Note 13).

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

    Prior to entering into the Shared Services Agreement, the Partnership also reimbursed the Private Company for direct operating payroll and payroll-related costs and other operating costs associated with services the Private Company’s employees provided to the Partnership. For the six month periods ended June 30, 2008 and 2009, the Partnership recorded $14.3 million and $7.8 million, respectively, in compensation costs and $1.6 million and $0.6 million, respectively, in other operating costs related to services provided by the Private Company’s employees which are reflected as operating expenses in the accompanying statement of operations. As of December 31, 2008 and June 30, 2009, respectively, the Partnership had $20.1 million and $3.3 million in payables to the Private Company and its subsidiaries, including the pre-petition payables of $10.6 million at December 31, 2008.  Pursuant to the Settlement, these pre-petition related party payables were netted against pre-petition related party receivables and waived in April 2009 (see Note 1).  After the effective date of the Settlement, these costs are reimbursed pursuant to the Shared Services Agreement and the Transition Services Agreement (see Note 13).  In addition, in connection with the Settlement, the Private Company waived the direct operational costs attributable to the Partnership’s asphalt operations and payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 13).

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

10.	COMMITMENTS AND CONTINGENCIES

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The following table reflects certain financial data for each segment for the periods indicated.  For the three and six month periods ended June 30, 2008, segment information has been recast to reflect the change in segment presentation adopted at December 31, 2008:

	Crude Terminalling and Storage	Crude Gathering and Transportation	Asphalt Terminalling and Storage	Total
	(in thousands)
Three Months Ended June 30, 2008
Service revenue
Third party revenue	$980	$5,045	$2	$6,027
Related party revenue	9,863	18,950	20,436	49,249
Total revenue for reportable segments	10,843	23,995	20,438	55,276
Operating expenses (excluding depreciation and amortization)	579	15,595	7,572	23,746
Allowance for doubtful accounts	817	449	—	1,266
Operating margin (excluding depreciation and amortization)	9,447	7,951	12,866	30,264	(1)
Total assets (end of period)	77,223	86,923	150,032	314,178

Three Months Ended June 30, 2009
Service revenue
Third party revenue	$10,101	$14,244	$6,149	$30,494
Related party revenue	437	354	6,229	7,020
Total revenue for reportable segments	10,538	14,598	12,378	37,514
Operating expenses (excluding depreciation and amortization)	801	13,135	5,139	19,075
Allowance for doubtful accounts	—	(11)	—	(11)
Gain on settlement transaction	2,585	—	—	2,585
Operating margin (excluding depreciation and amortization)	12,322	1,474	7,239	21,035	(1)
Total assets (end of period)	74,904	97,854	141,786	314,544

Six Months Ended June 30, 2008
Service revenue
Third party revenue	$1,011	$9,638	$2	$10,651
Related party revenue	19,695	36,960	28,184	84,839
Total revenue for reportable segments	20,706	46,598	28,186	95,490
Operating expenses (excluding depreciation and amortization)	1,089	31,029	9,881	41,999
Allowance for doubtful accounts	817	449	—	1,266
Operating margin (excluding depreciation and amortization)	18,800	15,120	18,305	52,225	(1)
Total assets (end of period)	77,223	86,923	150,032	314,178

Six Months Ended June 30, 2009
Service revenue
Third party revenue	$20,318	$28,137	$6,149	$54,604
Related party revenue	1,856	1,410	21,813	25,079
Total revenue for reportable segments	22,174	29,547	27,962	79,683
Operating expenses (excluding depreciation and amortization)	1,404	25,832	8,309	35,545
Allowance for doubtful accounts	—	(11)	—	(11)
Gain on settlement transaction	2,585	—	—	2,585
Operating margin (excluding depreciation and amortization)	23,355	3,726	19,653	46,734	(1)
Total assets (end of period)	74,904	97,854	141,786	314,544

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
____________________
(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009 (Restated)	2008	2009 (Restated)
Operating margin (excluding depreciation and amortization)	$30,264	$21,035	$52,225	$46,734
Depreciation and amortization	5,759	5,669	9,772	11,411
General and administrative expenses	3,057	7,126	6,067	15,833
Interest expense and other (income) expense	(225)	13,029	4,864	25,878
Income (loss) before income taxes	$21,673	$(4,789)	$31,522	$(6,388)

12.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

13.	EVENTS RELATED TO THE BANKRUPTCY FILINGS

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

Credit Facility

    As described in Note 5, in connection with the events related to the Bankruptcy Filings, events of default occurred under the Partnership’s credit agreement.  On September 18, 2008, the Partnership and the requisite lenders under its credit facility entered into the Forbearance Agreement relating to such events of default.   On April 7, 2009, the Partnership and the requisite lenders entered into the Credit Agreement Amendment, under which the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.  See Note 5 for more information regarding the Partnership’s credit facility, the Forbearance Agreement and the Credit Agreement Amendment.

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

Restatement

    As discussed in Note 3 to the consolidated financial statements included in “Part I. Item 1. Financial Statements,” above, we have restated the consolidated financial statements for the three and six month periods ended June 30, 2009.  Changes in this management discussion and analysis have been made to reflect the corresponding impact of the restatement.

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

    Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2009 (the “2008 Form 10-K”), and those set forth in “Part II. Item 1A. Risk Factors” of this report.

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

    We accounted for the Settlement as an exchange of nonmonetary assets under the provisions of SFAS No. 153, “Exchange of Nonmonetary Assets.”  Accordingly, the accounting for the Settlement was based upon the fair value of the assets we transferred to the Private Company.  These assets included the Transferred Settlement Assets (fair value of $5.5 million) and a receivable for March 2009 services provided to the Private Company (fair value of $4.0 million).  The fair value was allocated to the assets we received in the Settlement, with $7.5 million recorded to pipeline linefill and tank bottoms, $1.7 million to the Asphalt Assets, and $0.3 million to the received pipeline easements.  The fair value of the Transferred Settlement Assets exceeded their book value, which resulted in our recording a gain of approximately $2.6 million in the three months ended June 30, 2009.

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

	Three Months ended June 30,		Six Months Ended June 30,
	2008	2009 (Restated)	2008	2009 (Restated)
	(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$980	$10,101	$1,011	$20,318
Related party	9,863	437	19,695	1,856
Total crude oil terminalling and storage	10,843	10,538	20,706	22,174
Crude oil gathering and transportation revenues:
Third party	5,045	14,244	9,638	28,137
Related party	18,950	354	36,960	1,410
Total crude oil gathering and transportation	23,995	14,598	46,598	29,547
Asphalt services revenues:
Third party	2	6,149	2	6,149
Related party	20,436	6,229	28,184	21,813
Total asphalt services	20,438	12,378	28,186	27,962
Total revenues	55,276	37,514	95,490	79,683

Operating expenses:
Crude oil terminalling and storage	1,561	1,702	2,949	3,529
Crude oil gathering and transportation	17,417	14,878	34,675	29,115
Asphalt services	10,527	8,164	14,147	14,312
Total operating expenses	29,505	24,744	51,771	46,956

Allowance for doubtful accounts	1,266	(11)	1,266	(11)

General and administrative expenses	3,057	7,126	6,067	15,833

Gain on settlement transaction	—	2,585	—	2,585

Operating income	21,448	8,240	36,386	19,490
Interest (income) expense	(225)	13,029	4,864	25,878
Income tax expense	77	47	168	108
Net income (loss)	$21,596	$(4,836)	$31,354	$(6,496)

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

    Interest (income)expense.  Interest (income) expense represents interest on capital lease obligations and long-term borrowings under our credit facility and the impact of our interest rate swap agreements. Interest expense increased by $13.2 million to $13.0 million for the three months ended June 30, 2009 compared to $0.2 million of interest income for the three months ended June 30, 2008.  The increase was primarily due to both an increase in average borrowings outstanding as a result of our financing of the purchase of the Acquired Pipeline Assets and the Acquired Storage Assets and higher interest rates under our amended credit facility during the three months ended June 30, 2009.  This increase was also due to the fair value accounting for the interest rate swaps that were terminated in the third quarter of 2008 as a result of events related to the Bankruptcy Filings, which resulted in $4.9 million of interest income during the three months ended June 30, 2008.  Furthermore, interest expense related to the amortization of debt issuance costs increased by $1.2 million to $1.4 million for the three months ended June 30, 2009 compared to $0.2 million for the three months ended June 30, 2008.  This is due to incremental amortization related to the Forbearance Agreement and our amended credit facility.

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

    Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility and the impact of our interest rate swap agreements. Total interest expense increased by $21.0 million to $25.9 million for the six months ended June 30, 2009 compared to $4.9 million for the six months ended June 30, 2008.  Cash interest expense increased by $12.7 million to $20.2 million for the six months ended June 30, 2009 compared to $7.5 million for the six months ended June 30, 2008.  The increase was primarily due to both an increase in average borrowings outstanding as a result of our financing of the purchase of the Acquired Pipeline Assets and the Acquired Storage Assets and higher interest rates under our amended credit facility during the six months ended June 30, 2009.  Non-cash interest expense increased by $8.4 million to $5.7 million for the six months ended June 30, 2009 compared to non-cash interest income of $2.7 million for the six months ended June 30, 2008. The increase is due to the amortization of debt issuance costs incurred in connection with our amended credit facility and the Forbearance Agreement and amendments thereto, accrued interest expense related to the additional interest payments specified in our credit agreement, and the fair value accounting for the interest rate swaps that were terminated in the third quarter of 2008 as a result of events related to the Bankruptcy Filings.  Interest expense in the three months ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to our 2008 or 2009 financial statements.

Effects of Inflation

    In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

    We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

    The following table summarizes our sources and uses of cash for the six months ended June 30, 2008 and 2009:

	Six Months Ended June 30,
	2008	2009 (Restated)
	(in millions)
Net cash provided by operating activities	51.0	17.4
Net cash used in investing activities	(517.8)	(2.3)
Net cash provided by (used in) financing activities	467.1	(41.1)

    Operating Activities. Net cash provided by operating activities was $17.4 million for the six months ended June 30, 2009 as compared to the $51.0 million for the six months ended June 30, 2008.  The decrease in net cash provided by operating activities is primarily due to net income decreasing from net income of $31.4 million for the six months ended June 30, 2008 to a net loss of $6.5 million for the six months ended June 30, 2009.  This $37.9 million decrease in net income was significantly impacted by decreased revenues under our agreements with the Private Company, increased general and administrative expenses related to legal and financial advisors as a result of the Bankruptcy Filings and increased interest expense under our credit facility.  In addition, net cash provided by our operating activities decreased by $2.6 million as a result of the gain we recognized on the Settlement in the second quarter of 2009.  The decrease in our equity-based compensation expense resulted in a $1.4 million decrease in cash provided by operating activities in the comparative six month periods.  In addition, the change in our provision for uncollectible receivables resulted in a $1.4 million decrease in cash provided by operating activities for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

    These decreases in cash provided by operating activities were partially offset by an increase in the amortization of debt issuance costs associated with our credit facility, which resulted in $4.0 million more cash provided by operating activities.  In addition, increases in accrued interest payable resulted in a $3.3 million increase in cash provided by operating activities.  Furthermore, unrealized losses related to our interest rate swaps recorded during the six months ended June 30, 2008 resulted in a $2.7 million increase in cash provided by operating activities as compared to the six months ended June 30, 2009.  Lastly, depreciation increased by approximately $1.6 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

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

    During the six months ended June 30, 2009, the weighted average interest rate incurred by us was 12.0%.  After giving effect to the Credit Agreement Amendment, amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.5% per annum, with a LIBOR floor of 3.0%, or the federal funds rate plus 0.5% (the “Base rate”) plus 5.5% per annum, with a Base rate floor of 4.0% per annum.  We pay a fee of 1.5% per annum on unused commitments under our revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility, as amended by the Credit Agreement Amendment, requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.5%, 0.5%, 1.0% and 1.0%, respectively.  Due to the Credit Agreement Amendment, we expect the interest expense we incur in 2009 to be substantially greater than the interest expense we incurred in 2008.

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

    Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of June 30, 2009, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
		(in millions)
Shared Services Agreement obligations (1)	$5.4	$1.9	$3.4	$0.1	$—
Debt obligations (2)	509.1	47.8	461.3	—	—
Capital lease obligations	0.6	0.6	—	—	—
Operating lease obligations	13.2	4.0	6.1	1.8	1.3
Financial advisory obligations (3)	0.7	0.7	—	—	—
Employee contract obligations (4)	0.6	0.6	—	—	—
____________________
(1)	Represents required future payments under the Shared Services Agreement into which we and the Private Company entered in connection with the Settlement (see Item 1 of this quarterly report).
(2)
Represents required future principal repayments of borrowings, variable rate interest payments, and required fixed-rate additional interest payments under our credit facility. For purposes of calculating interest payments on our variable rate debt, the interest rate on our outstanding borrowings of 9.5% as of June 30, 2009 was used.  All amounts outstanding under the credit facility mature in June 2011.  The amounts included in this table also reflect the additional interest payments specified in the Credit Agreement Amendment.  See Note 5 of the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for an additional description of the Credit Agreement Amendment.

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

    During the six months ended June 30, 2009, the weighted average interest rate incurred by us was 12.0%.  We expect the interest expense we incur in 2009 to be substantially greater than the interest expense we incurred in 2008.

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

Item 4. Controls and Procedures

    Evaluation of disclosure controls and procedures. At the time that our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 was filed on August 24, 2009, our general partner’s management, including the former Chief Executive Officer and current Chief Financial Officer of our general partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the former Chief Executive Officer and current Chief Financial Officer of our general partner concluded that our disclosure controls and procedures, as of June 30, 2009, were effective. Subsequent to that evaluation, as a result of the restatement described in Note 3 to the consolidated financial statements included in Item 1 of this quarterly report, our general partner's management, including our current Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because of the material weakness described below. Notwithstanding the material weakness described below, our general partner's management, based upon the additional work performed during the restatement process, has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

   Material Weakness in Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

    In connection with the preparation of our financial statements for the year ended December 31, 2009, management identified a material weakness in internal control over financial reporting related to our process for analyzing and applying complex accounting associated with debt arrangements, such as, the accounting for increasing rate interest provisions and forbearance fees associated with debt modifications.  This control deficiency resulted in the restatement of our consolidated financial statements as of and for the quarters ended June 30, 2009 and September 30, 2009, as well an audit adjustment in the fourth quarter to our consolidated financial statements as of and for the year ended December 31, 2009, to correct interest expense recognized in each of those periods as well as the related balance sheet accounts. It also resulted in an out-of-period adjustment recorded in the first quarter of 2009 as previously disclosed in the quarterly report on Form 10-Q for the quarter ended March 31, 2009.  Additionally, this control deficiency could result in misstatements of the aforementioned accounts that would result in a material misstatement of to the annual or interim consolidated financial statements that would not be prevented or detected.

   Changes in internal control over financial reporting. There were changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as described below.

    Historically, we utilized certain personnel and accounting systems from the Private Company related to our internal controls and disclosure controls and procedures for certain of our crude oil and asphalt operations. In connection with the Settlement, we migrated to our own accounting system and no longer utilize certain personnel and accounting systems from the Private Company, which did change the design and implementation of certain of our internal controls.

   Management's Plans for Remediation.  To address the material weakness, management will implement a remediation plan which will supplement our existing controls. The remediation plan will include additional controls to more formally evaluate complex areas of generally accepted accounting principles such as accounting for debt arrangements. The material weakness will be fully remediated when, in the opinion of our management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of our material weakness will be reviewed with the Audit Committee of the Board.

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

BLUEKNIGHT ENERGY PARTNERS, L.P.
(formerly SEMGROUP ENERGY PARTNERS, L.P.)

	By:	Blueknight Energy Partners G.P., L.L.C
(formerly SemGroup Energy Partners G.P., L.L.C)
its General Partner

Date: March 26, 2010	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date: March 26, 2010	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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