Form 10-Q/A
period 2009-09-30
Blueknight Energy Partners, L.P.
filed 2010-03-26
CIK 1392091

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

Explanatory Note

    This amendment to our quarterly report on Form 10-Q/A (this "Amendment") is being filed to amend our quarterly report on Form 10-Q for the quarter ended September 30, 2009, which was originally filed on November 13, 2009 (the "Original Filing".  The consolidated financial statements for the three and nine months ended September 30, 2009 and related disclosures in this Amendment have been restated in accordance with the changes described below.

    In March 2010, we concluded that it was necessary to amend the "Original Filing" in order to restate our consolidated financial statements for the three and nine month periods ended September 30, 2009 to record additional interest expense of $1.5 million and $2.9 million for the three and nine month periods, respectively.  The additional interest expense results from the application of the interest method of accounting as required by accounting principles generally accepted in the United States, and relates to additional interest payments as specified in our credit agreement.  Our credit agreement requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.

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

i

PART I.                      FINANCIAL INFORMATION

Item 1. Financial Statements

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31, 2008	As of September 30, 2009 (Restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,785	$5,638
Accounts receivable, net of allowance for doubtful accounts of $554 and $429 at December 31, 2008 and September 30, 2009, respectively	8,342	11,906
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	18,912	1,010
Prepaid insurance	2,256	3,461
Other current assets	1,811	1,691
Total current assets	60,106	23,706
Property, plant and equipment, net of accumulated depreciation of $80,277 and $95,002 at December 31, 2008 and September 30, 2009, respectively	284,489	277,942
Goodwill	6,340	6,340
Debt issuance costs	1,956	6,999
Intangibles and other assets, net	1,750	1,847
Total assets	$354,641	$316,834
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$2,610	$4,767
Payables to related parties	20,134	4,048
Accrued interest payable	175	6,287
Accrued property taxes payable	1,951	3,237
Interest rate swap settlements payable	1,505	129
Unearned revenue	2,765	4,888
Accrued payroll	170	4,338
Other accrued liabilities	2,753	2,752
Current portion of capital lease obligations	866	412
Total current liabilities	32,929	30,858
Long-term debt	448,100	422,499
Long-term capital lease obligations	255	—
Commitments and contingencies (Notes 5, 10 and 13)
Partners’ capital (deficit):
Common unitholders (21,557,309 units issued and outstanding as of December 31, 2008 and September 30, 2009)	481,007	475,239
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(284,332)	(288,247)
General partner interest (2.0% interest with 690,725 general partner units outstanding for both dates)	(323,318)	(323,515)
Total partners’ capital (deficit)	(126,643)	(136,523)
Total liabilities and partners’ capital (deficit)	$354,641	$316,834

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009 (Restated)	2008	2009 (Restated)
	(unaudited)
Service revenue:
Third party revenue	$15,571	$39,021	$26,222	$93,625
Related party revenue	38,223	998	123,062	26,077
Total revenue	53,794	40,019	149,284	119,702
Expenses:
Operating	27,368	24,479	80,405	71,425
General and administrative	27,177	7,106	33,244	22,939
Total expenses	54,545	31,585	113,649	94,364
Gain on settlement transaction	—	—	—	2,585
Operating income (loss)	(751)	8,434	35,635	27,923
Other expenses:
Interest expense	11,041	12,749	15,905	38,626
Income (loss) before income taxes	(11,792)	(4,315)	19,730	(10,703)
Provision for income taxes	59	51	227	159
Net income (loss)	$(11,851)	$(4,366)	$19,503	$(10,862)
Allocation of net income (loss) to limited and subordinated partners:
General partner interest in net income (loss)	$(237)	$(87)	$3,681	$(216)
Net income (loss) allocable to limited and subordinated partners	$(11,614)	$(4,279)	$15,822	$(10,646)

Basic and diluted net income (loss) per common unit	$(0.33)	$(0.12)	$0.50	$(0.30)
Basic and diluted net income (loss) per subordinated unit	$(0.33)	$(0.12)	$0.50	$(0.30)

Weighted average common units outstanding - basic and diluted	21,426	21,577	20,015	21,557
Weighted average subordinated partners’ units outstanding - basic and diluted	12,571	12,571	12,571	12,571

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2008	$481,007	$(284,332)	$(323,318)	$(126,643)
Net loss (Restated)	(6,724)	(3,922)	(216)	(10,862)
Equity-based incentive compensation	956	7	1	964
Consideration paid in excess of historical cost of assets acquired from Private Company	—	—	18	18
Balance, September 30, 2009 (Restated)	$475,239	$(288,247)	$(323,515)	$(136,523)

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2008	2009 (Restated)
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$19,503	$(10,862)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	432	(125)
Depreciation and amortization	15,587	17,055
Amortization of debt issuance costs	616	5,289
Gain on settlement transaction	—	(2,585)
(Gain) loss on sale of assets	178	(54)
Equity-based incentive compensation	17,964	(24)

Changes in assets and liabilities:
Increase in accounts receivable	(5,720)	(3,439)
Decrease (increase) in receivables from related parties	(9,626)	12,996
Increase in prepaid insurance	(2,506)	(1,205)
Decrease (increase) in other current assets	(1,529)	120
Increase in other assets	(113)	(320)
Increase (decrease) in accounts payable	(377)	1,842
Increase (decrease) in payables to related parties	5,677	(15,197)
Increase (decrease) in accrued interest payable	(449)	6,112
Increase in accrued property taxes	1,944	1,286
Increase (decrease) in interest rate swap settlements payable	1,505	(1,376)
Increase in unearned revenue	453	2,123
Increase in accrued payroll	—	4,168
Increase in other accrued liabilities	1,616	987
Decrease in interest rate swap liability	(2,233)	—
Net cash provided by operating activities	42,922	16,791
Cash flows from investing activities:
Acquisition of assets from Private Company	(514,669)	—
Capital expenditures	(5,485)	(3,513)
Proceeds from sale of assets	386	217
Net cash used in investing activities	(519,768)	(3,296)
Cash flows from financing activities:
Debt issuance costs	(2,094)	(10,332)
Payments on capital lease obligations	(939)	(709)
Borrowings under credit facility	518,600	24,700
Payments under credit facility	(160,100)	(50,301)
Proceeds from equity issuance, net of offering costs	161,238	—
Distributions paid	(23,717)	—
Net cash provided by (used in) financing activities	492,988	(36,642)
Net increase (decrease) in cash and cash equivalents	16,142	(23,147)
Cash and cash equivalents at beginning of period	416	28,785
Cash and cash equivalents at end of period	$16,558	$5,638
Supplemental disclosure of cash flow information:
Increase in accounts payable related to purchases of property, plant and equipment	$168	$315
Non-cash addition to property, plant and equipment related to settlement (see Note 2)	—	(9,536)

See accompanying notes to unaudited consolidated financial statements.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

    On July 22, 2008, the Private Company and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS. The Private Company and its subsidiaries continue to operate their businesses and own and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (the “Bankruptcy Cases”). By order dated October 28, 2009, the Bankruptcy Court confirmed the Private Company’s reorganization plan.  Pursuant to this reorganization plan, the Private Company expects to exit bankruptcy during the fourth quarter of 2009 and become a publicly traded company in 2010.  None of the Partnership, its general partner, the subsidiaries of the Partnership nor the subsidiaries of the Partnership’s general partner were party to the Bankruptcy Filings. See Notes 2, 5, 8 and 13 for a discussion of the impact of the Bankruptcy Filings and related events upon the Partnership.

    For the three and nine months ended September 30, 2009, respectively, the Partnership derived approximately 3% and 21% of its revenues, excluding fuel reimbursement revenues related to fuel and power consumed to operate its liquid asphalt cement storage tanks, from services it provided to the Private Company.

2.	BASIS OF PRESENTATION

    The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  Prior to consummating the Settlement (as defined below), events of default existed under the Partnership’s credit facility. As discussed in Note 5 to the financial statements, the Partnership entered into the Credit Agreement Amendment (as defined below in Note 5) under which, among other things, the lenders under the Partnership’s credit facility consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement (as defined below in Note 5) and amendments thereto. Due to the events related to the Bankruptcy Filings, including decreased revenues in the Partnership’s crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, the Partnership continues to face uncertainties with respect to its ability to comply with covenants under its credit facility as discussed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2009 (the “2008 Form 10-K”) and as discussed below and in Note 13. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed below and in Note 13. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2010, the Partnership concluded that it was necessary to restate its consolidated financial statements for the three and nine month periods ended September 30, 2009 to record additional interest expense of $1.5 million and $2.9 million for the three and nine month periods, respectively.  The additional interest expense results from the application of the interest method of accounting, which requires that the interest rate used take into consideration all debt service payments that would be required over the estimated term of the debt.  Such payments would include additional interest payments as specified in the Partnership's credit agreement.  The agreement requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.

   The Partnership has restated the consolidated financial statements in order to correct this error.

    Changes in the notes to the consolidated financial statements have been made to reflect the corresponding impact of the restatement.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effects of the restatement on the consolidated financial statements as of and for the three and nine month periods ended September 30, 2009 (in thousands):

	As of September 30, 2009
	September 30, 2009 as previously reported	Adjustments		September 30, 2009 as restated
ASSETS
Current assets:
Cash and cash equivalents	$5,638	$—		$5,638
Accounts receivable, net of allowance for doubtful accounts of $554 and $429 at December 31, 2008 and September 30, 2009, respectively	11,906	—		11,906
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	1,010	—		1,010
Prepaid insurance	3,461	—		3,461
Other current assets	1,691	—		1,691
Total current assets	23,706	—		23,706
Property, plant and equipment, net of accumulated depreciation of $80,277 and $95,002 at December 31, 2008 and September 30, 2009, respectively	277,942	—		277,942
Goodwill	6,340	—		6,340
Debt issuance costs	6,999	—		6,999
Other assets, net	1,847	—		1,847
Total assets	$316,834	$—		$316,834
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$4,767	$—		$4,767
Payables to related parties	4,048	—		4,048
Accrued interest payable	3,403	2,884	(a)	6,287
Accrued property taxes payable	3,237	—		3,237
Interest rate swap settlements payable	129	—		129
Unearned revenue	4,888	—		4,888
Accrued payroll	4,338	—		4,338
Other accrued liabilities	2,752	—		2,752
Current portion of capital lease obligations	412	—		412
Total current liabilities	27,974	2,884		30,858
Long-term debt	422,499	—		422,499
Long-term capital lease obligations	—	—		—
Commitments and contingencies (Notes 4, 10 and 13)
Partners' capital (deficit):
Common unitholders (21,557,309 units issued and outstanding for both dates)	477,023	(1,784)		475,239
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(287,205)	(1,042)		(288,247)
General partner interest (2.0% interest with 690,725 general partner units outstanding for both periods)	(323,457)	(58)		(323,515)
Total Partners' capital (deficit)	(133,639)	(2,884)		(136,523)
Total liabilities and Partners' capital (deficit)	$316,834	$—		$316,834
____________________
(a)
The Partnership did not properly accrue additional interest expense related to the additional interest payments specified in the Partnership’s credit agreement.  The agreement requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  As a result of this error, the Partnership recorded an additional $1.5 million and $2.9 million of accrued interest payable with a corresponding increase in interest expense to correct this error for the three and nine months ended September 30, 2009, respectively.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2009
	September 30, 2009 as previously reported	Adjustments		September 30, 2009 as restated
Service revenue:
Third party revenue	$39,021	—		$39,021
Related party revenue	998	—		998
Total revenue	40,019	—		40,019
Expenses:
Operating	24,479	—		24,479
General and administrative	7,106	—		7,106
Total expenses	31,585	—		31,585
Operating income	8,434	—		8,434
Other expenses:
Interest expense	11,242	1,507	(a)	12,749
Loss before income taxes	(2,808)	(1,507)		(4,315)
Provision for income taxes	51	—		51
Net loss	$(2,859)	(1,507)		$(4,366)
Allocation of net loss to limited and subordinated partners:
General partner interest in net loss	$(57)	(30)		$(87)
Net loss allocable to limited and subordinated partners	$(2,802)	(1,477)		$(4,279)

Basic and diluted net loss per common unit	$(0.08)	(0.04)		$(0.12)
Basic and diluted net loss per subordinated unit	$(0.08)	(0.04)		$(0.12)

Weighted average common units outstanding - basic and diluted	21,557	—		21,557
Weighted average subordinated partners' units outstanding - basic and diluted	12,571	—		12,571
____________________
(a)
The Partnership did not properly accrue additional interest expense related to the additional interest payments specified in the Partnership’s credit agreement.  The agreement requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  As a result of this error, the Partnership recorded an additional $1.5 million and $2.9 million of accrued interest payable with a corresponding increase in interest expense to correct this error for the three and nine months ended September 30, 2009, respectively.

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine Months Ended September 30, 2009
	September 30, 2009 as previously reported	Adjustments		September 30, 2009 as restated
Service revenue:
Third party revenue	$93,625	—		$93,625
Related party revenue	26,077	—		26,077
Total revenue	119,702	—		119,702
Expenses:
Operating	71,425	—		71,425
General and administrative	22,939	—		22,939
Total expenses	94,364	—		94,364
Gain on settlement transaction	2,585	—		2,585
Operating income	27,923	—		27,923
Other expenses:
Interest expense	35,742	2,884	(a)	38,626
Loss before income taxes	(7,819)	(2,884)		(10,703)
Provision for income taxes	159	-		159
Net loss	$(7,978)	(2,884)		$(10,862)
Allocation of net loss to limited and subordinated partners:
General partner interest in net loss	$(158)	(58)		$(216)
Net loss allocable to limited and subordinated partners	$(7,820)	(2,826)		$(10,646)

Basic and diluted net loss per common unit	$(0.23)	(0.07)		$(0.30)
Basic and diluted net loss per subordinated unit	$(0.23)	(0.07)		$(0.30)

Weighted average common units outstanding - basic and diluted	21,557	—		21,557
Weighted average subordinated partners' units outstanding - basic and diluted	12,571	—		12,571
____________________
(a)
The Partnership did not properly accrue additional interest expense related to the additional interest payments specified in the Partnership’s credit agreement.  The agreement requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  As a result of this error, the Partnership recorded an additional $1.5 million and $2.9 million of accrued interest payable with a corresponding increase in interest expense to correct this error for the three and nine months ended September 30, 2009, respectively.

    The restatement had no impact on net cash provided by operating activities, cash used in investing activities or cash used in financing activities for the three and nine months ended September 30, 2009.

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

    Depreciation expense for the nine months ended September 30, 2008 and September 30, 2009 was $15.4 million and $16.8 million, respectively.

5.	LONG TERM DEBT

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

    After giving effect to the Credit Agreement Amendment, amounts outstanding under the Partnership’s credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  The Partnership pays a fee of 1.50% per annum on unused commitments under its revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under the Partnership’s credit facility must be paid monthly.  The Partnership’s credit facility, as amended by the Credit Agreement Amendment, requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  In October 2009, the Partnership paid additional interest of $2.3 million.  During the nine months ended September 30, 2008 and 2009, the weighted average interest rate incurred by the Partnership was 5.90% and 12.0%, respectively.

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

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009 (Restated)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009 (Restated)
Net income (loss)	$(11,851)	$(4,366)	$19,503	$(10,862)
Less: General partner interest in net income (loss)	(237)	(87)	3,681	(216)
Net income (loss) available to limited and subordinated partners	$(11,614)	$(4,279)	$15,822	$(10,646)

Basic and diluted weighted average number of units:
Common units	21,426	21,557	20,015	21,557
Subordinated units	12,571	12,571	12,571	12,571
Restricted and phantom units	641	480	552	472

Basic and diluted net income (loss) per common unit	$(0.33)	$(0.12)	$0.50	$(0.30)
Basic and diluted net income (loss) per subordinated unit	$(0.33)	$(0.12)	$0.50	$(0.30)

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The difference between the amounts of net income allocated to the limited and general partners and the related earnings per unit calculations under the new accounting methodology and the Partnership’s previous accounting methodology for the three and nine months ended September 30, 2008 is provided in the table below:

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

    As a result of the Private Company’s control of the Partnership’s general partner, consideration paid in excess of the historical cost of the Acquired Asphalt Assets, Acquired Pipeline Assets, and Acquired Storage Assets (which were acquired from the Private Company prior to the Change of Control) were treated as distributions to the Private Company.  This resulted in an aggregate reduction in partners’ capital of $317.1 million and negative partners’ capital of $136.5 million as of September 30, 2009.

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

    The following table reflects certain financial data for each segment for the periods indicated.  For the three and nine month periods ended September 30, 2008, segment information has been recast to reflect the change in segment presentation adopted at December 31, 2008:

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Terminalling and Storage	Crude Gathering and Transportation	Asphalt Terminalling and Storage	Total
	(in thousands)
Three Months Ended September 30, 2008
Service revenue
Third party revenue	$4,661	$10,910	$—	$15,571
Related party revenue	6,666	10,668	20,889	38,223
Total revenue for reportable segments	11,327	21,578	20,889	53,794
Operating expenses (excluding depreciation and amortization)	(58)	14,413	7,199	21,554
Operating margin (excluding depreciation and amortization)	11,385	7,165	13,690	32,240	(1)
Total assets (end of period)	85,691	102,462	160,960	349,113

Three Months Ended September 30, 2009
Service revenue
Third party revenue	$10,286	$13,254	$15,481	$39,021
Related party revenue	715	279	4	998
Total revenue for reportable segments	11,001	13,533	15,485	40,019
Operating expenses (excluding depreciation and amortization)	439	12,542	5,854	18,835
Operating margin (excluding depreciation and amortization)	10,562	991	9,631	21,184	(1)
Total assets (end of period)	76,838	97,872	142,124	316,834

Nine Months Ended September 30, 2008
Service revenue
Third party revenue	$5,672	$20,548	$2	$26,222
Related party revenue	26,361	47,628	49,073	123,062
Total revenue for reportable segments	32,033	68,176	49,075	149,284
Operating expenses (excluding depreciation and amortization)	1,848	45,891	17,080	64,819
Operating margin (excluding depreciation and amortization)	30,185	22,285	31,995	84,465	(1)
Total assets (end of period)	85,691	102,462	160,960	349,113

Nine Months Ended September 30, 2009
Service revenue
Third party revenue	$30,604	$41,391	$21,630	$93,625
Related party revenue	2,571	1,689	21,817	26,077
Total revenue for reportable segments	33,175	43,080	43,447	119,702
Operating expenses (excluding depreciation and amortization)	1,843	38,364	14,163	54,370
Gain on settlement transaction	(2,585)	—	—	(2,585)
Operating margin (excluding depreciation and amortization)	33,917	4,716	29,284	67,917	(1)
Total assets (end of period)	76,838	97,872	142,124	316,834
____________________
(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009 (Restated)	2008	2009 (Restated)
Operating margin (excluding depreciation and amortization)	$32,240	$21,184	$84,465	$67,917
Depreciation and amortization	5,814	5,644	15,586	17,055
General and administrative expenses	27,177	7,106	33,244	22,939
Interest expense	11,041	12,749	15,905	38,626
Income (loss) before income taxes	$(11,792)	$(4,315)	$19,730	$(10,703)

SEMGROUP ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

13.	SUBSEQUENT EVENTS

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

    In addition, general and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Plan - see Note 9) increased by approximately $6.4 million, $4.8 million and $4.8 million, or approximately 278%, 209% and 209%, to approximately $8.7 million for the first quarter of 2009, $7.1 million for the second quarter of 2009 and $7.1 million for the third quarter of 2009, respectively, compared to $2.3 million in the second quarter of 2008.  This increase is due to increased costs related to legal and financial advisors as well as other related costs in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and the Partnership’s efforts to enter into storage contracts with third party customers and pursue strategic opportunities.  The Partnership expects this increased level of general and administrative expenses to continue for the remainder of 2009 and into 2010.

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

Restatement

    As discussed in Note 3 to the consolidated financial statements included in “Part I. Item 1. Financial Statements,” above, we have restated the consolidated financial statements for the three and nine month periods ended September 30, 2009.  Changes in this management discussion and analysis have been made to reflect the corresponding impact of the restatement.

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

 Results of Operations

    The table below summarizes the financial results of the Partnership for the three and nine months ended September 30, 2008 and 2009.

	Three Months ended September 30,		Nine Months Ended September 30,
	2008	2009 (Restated)	2008	2009 (Restated)
	(in thousands)		(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$4,661	$10,286	$5,672	$30,604
Related party	6,666	715	26,361	2,571
Total crude oil terminalling and storage	11,327	11,001	32,033	33,175
Crude oil gathering and transportation revenues:
Third party	10,910	13,254	20,548	41,391
Related party	10,668	279	47,628	1,689
Total crude oil gathering and transportation	21,578	13,533	68,176	43,080
Asphalt services revenues:
Third party	—	15,481	2	21,630
Related party	20,889	4	49,073	21,817
Total asphalt services	20,889	15,485	49,075	43,447
Total revenues	53,794	40,019	149,284	119,702

Operating expenses:
Crude oil terminalling and storage	991	1,552	4,759	5,081
Crude oil gathering and transportation	16,212	14,038	51,334	43,143
Asphalt services	10,165	8,889	24,312	23,201
Total operating expenses	27,368	24,479	80,405	71,425

General and administrative expenses:	27,177	7,106	33,244	22,939

Gain on settlement transaction:	—	—	—	2,585

Operating income (loss)	(751)	8,434	35,635	27,923
Interest expense	11,041	12,749	15,905	38,626
Income tax expense	59	51	227	159
Net income (loss)	$(11,851)	$(4,366)	$19,503	$(10,862)

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

    Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility.  Interest expense increased by $1.7 million to $12.7 million for the three months ended September 30, 2009 compared to $11.0 million for the three months ended September 30, 2008 primarily due to the additional interest as specified in the April 2009 amendment to our credit facility.

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

    Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility and the impact of our interest rate swap agreements. Total interest expense increased by $22.7 million to $38.6 million for the nine months ended September 30, 2009 compared to $15.9 million for the nine months ended September 30, 2008.  Cash interest expense increased by $12.8 million to $30.5 million for the nine months ended September 30, 2009 compared to $17.7 million for the nine months ended September 30, 2008.  The increase was primarily due to both an increase in average borrowings outstanding as a result of our financing of the purchase of the Acquired Pipeline Assets and the Acquired Storage Assets and higher interest rates under our amended credit facility during the nine months ended September 30, 2009.  Non-cash interest expense increased by $10.0 million to $8.2 million for the nine months ended September 30, 2009 compared to non-cash interest income of $1.8 million for the nine months ended September 30, 2008. The increase is due to the amortization of debt issuance costs incurred in connection with our amended credit facility and the Forbearance Agreement and amendments thereto, the fair value accounting for the interest rate swaps that were terminated in the third quarter of 2008 as a result of events related to the Bankruptcy Filings, and the accrual of additional interest payments specified in our credit agreement.  Interest expense in the three months ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to our 2008 or 2009 financial statements.

Effects of Inflation

    In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

    We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

    The following table summarizes our sources and uses of cash for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008	2009 (Restated)
	(in millions)
Net cash provided by operating activities	$42.9	$16.8
Net cash used in investing activities	(519.8)	(3.3)
Net cash provided by (used in) financing activities	493.0	(36.6)

    Operating Activities.  Net cash provided by operating activities was $16.8 million for the nine months ended September 30, 2009 as compared to the $42.9 million for the nine months ended September 30, 2008.  The decrease in net cash provided by operating activities is primarily due to net income decreasing from net income of $19.5 million for the nine months ended September 30, 2008 to a net loss of $10.9 million for the nine months ended September 30, 2009.  This $30.4 million decrease in net income was significantly impacted by decreased revenues under our agreements with the Private Company, increased general and administrative expenses related to legal and financial advisors as a result of the Bankruptcy Filings and increased interest expense under our credit facility.  In addition, net cash provided by our operating activities decreased by $2.6 million as a result of the gain we recognized on the Settlement in the second quarter of 2009.  The decrease in our equity-based compensation expense resulted in an $18.0 million decrease in cash provided by operating activities in the comparative nine month periods.  In addition, the change in our provision for uncollectible receivables resulted in a $0.6 million decrease in cash provided by operating activities for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Gains on sale of assets also decreased in the comparative periods, resulting in a $0.2 million decrease in cash provided by operating activities.

    These decreases in cash provided by operating activities were partially offset by changes in working capital, which resulted in a $17.4 million increase in cash provided by operating activities.  Also, an increase in the amortization of debt issuance costs associated with our credit facility, resulted in $4.7 million more cash provided by operating activities.  Furthermore, unrealized losses related to our interest rate swaps recorded during the nine months ended September 30, 2008 resulted in a $2.2 million increase in cash provided by operating activities as compared to the nine months ended September 30, 2009.  Lastly, depreciation increased by approximately $1.5 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

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

    During the nine months ended September 30, 2008 and 2009, the weighted average interest rate incurred by us was 5.9% and 12.0%, respectively.  After giving effect to the Credit Agreement Amendment, amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.5% per annum, with a LIBOR floor of 3.0%, or the federal funds rate plus 0.5% (the “Base rate”) plus 5.5% per annum, with a Base rate floor of 4.0% per annum.  We pay a fee of 1.5% per annum on unused commitments under our revolving credit facility.  After giving effect to the Credit Agreement Amendment, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility, as amended by the Credit Agreement Amendment, requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.5%, 0.5%, 1.0% and 1.0%, respectively.  In October 2009, we paid additional interest of $2.3 million.  Due to the Credit Agreement Amendment, the interest expense we incur in 2009 will be substantially greater than the interest expense we incurred in 2008.

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

    Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of September 30, 2009, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
		(in millions)
Shared Services Agreement obligations (1)	$5.1	$1.9	$3.0	$0.2	$—
Debt obligations (2)	505.2	51.0	454.2	—	—
Capital lease obligations	0.4	0.4	—	—	—
Operating lease obligations	12.2	3.8	5.8	1.5	1.1
Financial advisory obligations (3)	1.0	1.0	—	—	—
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

 Recent Accounting Pronouncements

    For information regarding recent accounting developments that may affect our future financial statements, see Note 12 of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report.

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

    During the nine months ended September 30, 2008 and 2009, the weighted average interest rate incurred by us was 5.90% and 12.0%, respectively.  We expect the interest expense we incur in 2009 to be substantially greater than the interest expense we incurred in 2008.

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

Item 4. Controls and Procedures

    Evaluation of disclosure controls and procedures. At the time that our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 was filed on November 13, 2009, our general partner’s management, including the former Chief Executive Officer and current Chief Financial Officer of our general partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the former Chief Executive Officer and current Chief Financial Officer of our general partner concluded that our disclosure controls and procedures, as of September 30, 2009, were effective. Subsequent to that evaluation, as a result of the restatement described in Note 3 to the consolidated financial statements included in Item 1 of this quarterly report, our general partner's management, including our current Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2009 because of the material weakness described below. Notwithstanding the material weakness described below, our general partner's management, based upon the additional work performed during the restatement process, has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

    Material Weakness in Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

    In connection with the preparation of our financial statements for the year ended December 31, 2009, management identified a material weakness in internal control over financial reporting in related to our process for analyzing and applying complex accounting associated with debt accounting, such as, the accounting for increasing rate interest provisions and forbearance fees associated with debt modifications.  This control deficiency resulted in the restatement of our consolidated financial statements as of and for the quarters ended June 30, 2009 and September 30, 2009, as well an audit adjustment in the fourth quarter to our consolidated financial statements as of and for the year ended December 31, 2009, to correct interest expense recognized in each of those periods as well as the related balance sheet accounts. It also resulted in an out-of-period adjustment recorded in the first quarter of 2009 as previously disclosed in the quarterly report on Form 10-Q for the quarter ended March 31, 2009.  Additionally, this control deficiency could result in misstatements of the aforementioned accounts that would result in a material misstatement of to the annual or interim consolidated financial statements that would not be prevented or detected.

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

____________________
*  Filed herewith.