Form 10-K
period 2009-12-31
Blueknight Energy Partners, L.P.
filed 2010-03-30
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One [ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2009
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

None

Securities Registered Pursuant to Section 12(g) of the Act:

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

Yes ☐                        No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $78.9 million, based on $6.20 per common unit, the closing price of the common units as reported on the Pink Sheets over-the-counter securities market on such date.

At March 19, 2010, there were 21,727,724 common units and 12,570,504 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

i

DEFINITIONS

    We use the following terms in this report:

    Bankruptcy Cases: On July 22, 2008, and thereafter, SemCorp and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, Case No. 08-11547-BLS.  This is referred to as the Bankruptcy Cases.  We were not a party to the Bankruptcy Cases, and SemCorp no longer has an ownership interest in us or our General Partner.

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

   PMAC: Polymer modified asphalt cement.

    Predecessor: Our Predecessor refers to the assets, liabilities and operations of that portion of our crude oil business that was contributed to us by SemCorp on July 20, 2007.  Our Predecessor had historically been a part of the integrated operations of SemCorp, and neither SemCorp nor our Predecessor recorded revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis. SemCorp and our Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in the historical financial statements of our Predecessor represent services provided to third parties and do not include any revenues for services provided to SemCorp.

    SemCorp: SemCorp refers to SemGroup Corporation and its predecessors (including SemGroup, L.P.), subsidiaries and affiliates (other than our General Partner and us during periods in which we were affiliated with SemGroup, L.P.).  SemCorp and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, Case No. 08-11547-BLS.  We were not a party to SemCorp’s bankruptcy filings, and, SemCorp no longer has an ownership interest in us or our General Partner.

ii

    Settlement: In April, 2009 we entered into a settlement agreement with SemCorp in which certain matters related to the impact of SemCorp’s bankruptcy filings were settled.  We refer to this agreement as the Settlement.  For a description of the provisions of the Settlement, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events – Settlement with SemCorp."

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

iii

PART I

    As used in this annual report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P. (f/k/a/ SemGroup Energy Partners, L.P.), together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C. (f/k/a SemGroup Energy Partners G.P., L.L.C.), (3) “SemCorp” refers to SemGroup Corporation and its predecessors (including SemGroup, L.P.), subsidiaries and affiliates (other than our General Partner and us during periods in which we were affiliated with SemGroup, L.P.) and (4) Vitol refers to Vitol Holding B.V., its affiliates and subsidiaries (other than our General Partner and us).  The historical financial statements for periods prior to the contribution of the assets, liabilities and operations to us by SemCorp on July 20, 2007 reflect the assets, liabilities and operations of our Predecessor.

Forward Looking Statements

    This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements included in this annual report that are not historical facts (including any statements regarding plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements.  These statements can be identified by the use of forward-looking terminology including “may,” “will,” “should,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

    Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct.  Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Item 1A—Risk Factors,” included in this annual report, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through the Investor Relations link at www.bkep.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

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

Item 1.	Business

Overview

    We are a publicly traded master limited partnership with operations in twenty-three states. We provide integrated terminalling, storage, processing, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and asphalt product. We do not take title of the crude oil and asphalt for which we provide services for our customers, and our only inventory consists of pipeline linefill and tank bottoms necessary to operate our assets.  We manage our operations through three operating segments: (i) crude oil terminalling and storage services, (ii) crude oil gathering and transportation services and (iii) asphalt services.

    We were formed in 2007 as an indirect subsidiary of SemCorp.  On July 22, 2008, and thereafter, SemCorp and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS (the “Bankruptcy Cases”).  In connection with SemCorp’s liquidity issues, on July 18, 2008, Manchester Securities Corp. (“Manchester”) and Alerian Finance Partners, LP (“Alerian”) exercised certain rights (the “Manchester Change of Control”) under loan documents with SemGroup Holdings, L.P., a subsidiary of SemCorp that at such time was the owner of our General Partner, to vote the membership interests of our General Partner in order to reconstitute our General Partner’s Board of Directors (the “Board”).  On November 24, 2009, a wholly-owned subsidiary of Vitol acquired from Manchester 100% of the membership interests in our General Partner, our outstanding subordinated units and our incentive distribution rights (the “Vitol Change of Control”).  As such, Vitol effectively controls our General Partner and us.  In connection with the Vitol Change of Control, the Board was reconstituted and its management team was reorganized.  See “Item 10. Directors, Executive Officers and Corporate Governance” for more information regarding the reconstitution of the Board and our General Partner’s management team.  Effective upon the Vitol Change of Control, SemCorp ceased to have any ownership interest in us or our General Partner.  Vitol has indicated that it intends to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets.  Vitol owns a diversified portfolio of midstream energy assets in the United States and internationally.  We cannot say with any certainty which, if any, acquisition opportunities may be made available to us or if we will choose to pursue any such opportunity.  In addition, we would likely need to stabilize our business and capital structure before pursuing any such opportunity.

    Our General Partner has no business or operations other than managing our business.  In addition, outside of its investment in us, our General Partner owns no assets or property other than a minimal amount of cash which has been distributed by us to our General Partner in respect of its interest in us. Our partnership agreement imposes no additional material liabilities upon our General Partner or obligations to contribute to us other than those liabilities and obligations imposed on general partners under the Delaware Revised Uniform Limited Partnership Act.

    From our formation until the settlement of certain matters between SemCorp and us in the first quarter of 2009 (the “Settlement”), we relied on SemCorp for a substantial portion of our revenues, which were derived from services provided to the finished asphalt product processing and marketing operations of SemCorp pursuant to a Terminalling and Storage Agreement (the “Terminalling Agreement”) and from services provided to the crude oil purchasing, marketing and distribution operations of SemCorp pursuant to a Throughput Agreement (the “Throughput Agreement”).  Additionally, during that time period, we paid SemCorp a fixed administrative fee for the provision by SemCorp of various general and administrative services to us pursuant to the Amended and Restated Omnibus Agreement between us and SemCorp (the “Amended Omnibus Agreement”).

    After the Bankruptcy Filings, we have worked to stabilize our business and currently derive a substantial majority of our revenues from services provided to third parties.  For more information regarding our historical relationship with SemCorp and the impact of the Bankruptcy Filings upon us, please see “Item 7. Management’s Discussion and Analysis of Financial Condition—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events.”

    The following diagram depicts organizational structure, including our relationship with our affiliates and subsidiaries, as of December 31, 2009:

    Due to the events related to the Bankruptcy Filings, including decreased revenues in our crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, we continue to face uncertainties with respect to our ability to comply with covenants under our credit facility. These factors raise substantial doubt about our ability to continue as a going concern.   We continue to experience increased expenses as a result of events surrounding the Bankruptcy Cases, including increased expenses under our amended credit facility.  In addition, we could be materially and adversely affected by the securities class action litigation and other actions pending against us.  We can give no assurance as to our ability to raise sufficient capital or revenues to meet our obligations or our ability to continue as a going concern.

Industry Overview

Crude Oil Industry

    We provide crude oil gathering, transportation, storage and terminalling services to producers, marketers and refiners of crude oil products. The market we serve, which begins at the source of production and extends to the point of distribution to the end user customer, is commonly referred to as the “midstream” market. Our crude oil operations are located primarily in Oklahoma, Kansas and Texas, where there are extensive crude oil production operations in place and our assets extend from gathering systems and trucking networks in and around these producing fields to transportation pipelines carrying crude oil to logistics hubs, such as the Cushing Interchange (Cushing, Oklahoma), where we have substantial terminalling and storage facilities that aid our customers in managing the delivery of their crude oil.

    Gathering and transportation.    Pipeline transportation is generally considered the lowest cost method for shipping crude oil and refined petroleum products to other locations. Crude oil and refined products pipelines transport about two-thirds of the petroleum shipped in the United States. Crude oil pipelines transport oil from the wellhead to logistics hubs and/or refineries. Logistics hubs like the Cushing Interchange provide storage and connections to other pipeline systems and modes of transportation, such as tankers, railroads, and trucks. Vessels and railroads provide additional transportation capabilities shipping crude oil between gathering storage systems, pipelines, terminals and storage centers and end-users. Vessel transportation is typically a cost-efficient mode of transportation that allows for the ability to transport large volumes of crude oil over long distances.

    Trucking complements pipeline gathering systems by gathering crude oil from operators at remote wellhead locations not served by pipeline gathering systems. These trucks can also be used to transport crude oil to aggregation points and storage facilities, which are generally located along pipeline gathering and transportation systems. Trucking is generally limited to low volume, short haul movements where other alternatives to pipeline transportation are often unavailable. Trucking costs escalate sharply with distance, making trucking the most expensive mode of crude oil transportation. Despite being small in terms of both volume per shipment and distance, trucking is an essential component of the oil distribution system.

    Terminalling and storage.    Terminalling and storage facilities complement the crude oil pipeline gathering and transportation systems. Terminals are facilities where crude oil is transferred to or from a storage facility or transportation system, such as a gathering pipeline, to another transportation system, such as trucks or another pipeline. Terminals play a key role in moving crude oil to end-users such as refineries by providing storage and inventory management and distribution.

    Storage and terminalling assets generate revenues through a combination of storage and throughput charges to third parties. Storage fees are generated when tank capacity is provided to third parties. Terminalling services fees, also referred to as throughput services fees, are generated when a terminal receives crude oil from a shipper and redelivers it to another shipper. Both storage and terminalling services fees are earned from refiners and gatherers that need segregated storage for refining feedstocks, pipeline operators, refiners or traders that need segregated storage for foreign cargoes, traders who make or take delivery under NYMEX contracts and producers and marketers that seek to increase their marketing alternatives.

    Overview of the Cushing Interchange (Cushing, Oklahoma).    The Cushing Interchange is one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all NYMEX crude oil futures contracts. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as the primary source of refinery feedstock for Midwest refiners and plays an integral role in establishing and maintaining markets for many varieties of foreign and domestic crude oil. The following table lists certain of the incoming pipelines connected to the Cushing Interchange, the proprietary terminals within the complex and all outgoing pipelines from the Cushing Interchange for delivery throughout the United States:

Incoming Pipelines to Cushing Interchange	Cushing Interchange Terminals	Outgoing Pipelines from Cushing Interchange
Blueknight Energy Partners, L.P.
BP p.l.c.
Enterprise Products Partners L.P.
Sunoco Logistics Partners, L.P.
Plains All American Pipeline, L.P.
Seaway Crude Pipeline Company
Enbridge Energy Partners, L.P.
SemGroup Corporation
	Blueknight Energy Partners, L.P. BP p.l.c. Enterprise Products Partners L.P. Enbridge Energy Partners, L.P. Plains All American Pipeline, L.P. ConocoPhillips SemGroup Corporation	BP p.l.c. ConocoPhillips Sunoco Logistics Partners, L.P. Enbridge Energy Partners, L.P. Osage Pipeline Company, LLC Ozark Pipeline Plains All American Pipeline, L.P. Magellan Midstream Partners, L.P.

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

Crude Oil Terminalling and Storage Services

    With approximately 8.2 million barrels of above-ground crude oil terminalling facilities and storage tanks, we are able to provide our customers the ability to effectively manage their crude oil inventories and significant flexibility in their marketing and operating activities. Our crude oil terminalling and storage assets are located throughout our core operating areas with the majority of our crude oil terminalling and storage strategically located at the Cushing Interchange.

    Our crude oil terminals and storage assets receive crude oil products from pipelines, including those owned by us, and distribute these products to interstate common carrier pipelines and regional independent refiners, among other third parties.

    Our crude oil terminals derive most of their revenues from terminalling services fees charged to customers. SemCorp was our primary customer prior to an order of the Bankruptcy Court entered on September 9, 2009 (the “Order”) and the Settlement.

    The table below sets forth the total average barrels stored at and delivered out of our Cushing terminal in each of the periods presented and the total storage capacity at our Cushing terminal and at our other terminals at the end of such periods:

	Year Ended December 31,
	2008	2009
Average crude oil barrels stored per month at our Cushing terminal	1,451,732	5,754,807
Average crude oil delivered (Bpd) to our Cushing terminal	26,395	76,777
Total storage capacity at our Cushing terminal (barrels at end of period)	6,710,000	6,710,000
Total other storage capacity (barrels at end of period)	1,962,764	1,492,000

The following table outlines the location of our crude oil terminals and their storage capacities and number of tanks as of December 31, 2009:

Location	Storage Capacity (barrels)	Number of Tanks
Cushing, Oklahoma	6,710,000	36
Longview, Texas	430,000	7
Other(1)	1,062,000	320
Total	8,202,000	363
____________________
(1)	Consists of miscellaneous storage tanks located at various points along our pipeline and gathering system.

    Cushing Terminal.    One of our principal assets is our Cushing terminal, which is located within the Cushing Interchange in Cushing, Oklahoma. Currently, we own and operate 36 crude oil storage tanks with approximately 6.7 million barrels of storage capacity at this location.

    We own 26 additional acres of land within the Cushing Interchange that is available for future expansion. This acreage is capable of housing an additional 1.5 million barrels of storage in four to six above ground tanks.

    SemCorp purchased the Cushing terminal in 2000, at which time the facility had approximately 790,000 barrels of storage capacity. The storage capacity of our Cushing terminal was substantially expanded in a series of phases beginning in 2002.  Prior to the Bankruptcy Filings, SemCorp used the Cushing terminal and our other storage assets to conduct its crude oil business and was the primary driver of the increased volumes terminalled and stored each year since SemCorp purchased the assets until the Bankruptcy Filings.  Subsequent to the Bankruptcy Filings, we entered into storage agreements with various third parties other than SemCorp.  For the twelve months ended December 31, 2009, third parties other than SemCorp accounted for $28.8 million or 92% of our total terminalling and storage revenue.

    Our Cushing terminal was constructed over the last 50 years and has an expected remaining life of at least 20 years. Over 85% of our total storage capacity in our Cushing terminal has been built since 2002. We estimate that all of our tanks have a weighted average age of eight years. The relatively young age of our tanks helps reduce required maintenance capital at our Cushing terminal.

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

    Our Cushing terminal can receive crude oil from our Mid-Continent system as well as from pipelines owned by BP Amoco, Enterprise Products Partners, Sunoco Logistics Partners, Plains All American, Seaway, Enbridge Energy Partners, SemCorp and two truck racks. Our Cushing terminal’s pipeline connections to major markets in the Mid-Continent region provide our customers with marketing flexibility. Our Cushing terminal can deliver crude oil via pipeline and, in the aggregate, is capable of receiving and/or delivering 282,000 Bpd of crude oil.

    Longview Terminal.    We own and operate the Longview terminal, located in Longview, Texas, consisting of seven tanks with a total storage capacity of 430,000 barrels. We use our Longview terminal in connection with our Longview system. The Longview terminal can receive and ship crude oil in both directions at the same time. A number of other potential customers have access to the Longview terminal. SemCorp acquired the Longview terminal in 2000. From its acquisition in 2000 until its contribution of the terminal to us in 2007, SemCorp conducted several expansion projects to increase the capacity and connectivity of our Longview terminal. The Longview terminal was constructed beginning in the 1940s and we believe it has a remaining life of at least 20 years.

Crude Oil Gathering and Transportation Services

Pipeline Gathering and Transportation Services

    We own and operate a crude oil gathering and transportation system in the Mid-Continent region of the United States with a combined length of approximately 820 miles and a 330 mile tariff regulated crude oil gathering and transportation pipeline in the Longview, Texas area.  In addition, we acquired the Eagle North Pipeline System in May, 2008.  Management currently intends to put the asset into service in the fourth quarter of 2010.

System	Asset Type	Length (miles)	Average Throughput for Year Ended December 31, 2008 (Bpd)	Average Throughput for Year Ended December 31, 2009 (Bpd)	Pipe Diameter Range
Mid-Continent	Gathering and transportation pipelines	820	25,442	11,290	4” to 20”
Longview	Gathering and transportation pipelines	330	26,218	22,169	6” to 8”
Eagle North	Gathering and transportation pipelines	130	n/a	n/a	8”

    Mid-Continent System.    Our Mid-Continent gathering and transportation system consists of approximately 820 miles of gathering pipelines that, in aggregate, gather wellhead crude oil from approximately 10,000 wells for transport to our primary transportation systems that provide access to our Cushing terminal and other storage facilities. The Oklahoma portion of our Mid-Continent system consists of approximately 790 miles of various sized pipeline. Crude oil gathered into the Oklahoma portion of our Mid-Continent system is transported to our Cushing terminal or delivered to local area refiners. The Mid-Continent system also includes a small, 34-mile gathering and transportation system in the Texas Panhandle near Dumas, Texas. Crude oil collected through the Texas Panhandle portion of our Mid-Continent system is transported by pipeline and delivered to a ConocoPhillips refinery near Borger, Texas. For the years ended December 31, 2008 and 2009, this system gathered an average of approximately 25,442 Bpd and 11,290 Bpd of crude oil, respectively.  Since the Bankruptcy Filings, we have experienced and continue to experience decreased volumes gathered by our Mid-Continent gathering and transportation system.  For the fourth quarter of 2009, the system gathered an average of 18,461 Bpd. SemCorp historically was the sole shipper on our Mid-Continent system. The Mid-Continent system was constructed in various stages beginning in the 1940s and we believe it has a remaining life of at least 20 years.

    Longview System.    Our Longview system consists of approximately 330 miles of tariff regulated crude oil gathering pipeline. The East Texas portion of this system delivers to crude oil terminalling, refinery and storage facilities at various delivery points in the East Texas region. Our Longview system also includes a small pipeline gathering system (Thompson-to-Webster) located near Houston, Texas. The Thompson-to-Webster gathering system consists of 42 miles of 6” and 8” pipeline. Deliveries made from this gathering system are transported to refineries in the Baytown/Texas City area. For the years ended December 31, 2008 and 2009, our Longview system gathered an average of approximately 26,218 Bpd and 22,169 Bpd, respectively.  Shippers on the Longview system include Chevron Products Company, Eastex Crude, ExxonMobil Oil Corporation, Jetta Production Company, Plains All American L.P., Shell Trading, Sunoco Logistics Partners L.P., and Tidal Energy Marketing (US) LLC. The Longview system was constructed in various stages beginning in the 1940s and we believe it has a remaining life of at least 20 years.

    Eagle North Pipeline System.  On May 12, 2008, we purchased the Acquired Pipeline Assets (as defined below), including the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that originates in Ardmore, Oklahoma and terminates in Drumright, Oklahoma, from SemCorp for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs.  Management currently intends to put the asset into service in the fourth quarter of 2010.

Trucking Services

    We provide two types of trucking services: crude oil transportation services and producer field services.

    Crude Oil Transportation Services.    To complement our pipeline gathering and transportation business, we use our approximately 185 owned or leased tanker trucks, which have an average tank size of approximately 200 barrels. Our tanker trucks moved an average of 59,439 Bpd and 44,335 Bpd, respectively, for the years ended December 31, 2008 and 2009 from wellhead locations not served by pipeline gathering systems to aggregation points and storage facilities.  Since the Bankruptcy Filings, we have experienced and continue to experience decreased volumes in the Bpd moved by our tanker trucks.  For the fourth quarter of 2009, our tanker trucks moved an average of 42,364 Bpd.  Several of our trucking services operating areas, such as West Texas, are not currently served by our gathering and transportation pipeline systems. In these areas, our trucking operations extend our ability to gather and aggregate crude oil on our systems. This ability allows the crude oil marketing customers we serve to increase the level of service they are able to provide to their customers and facilitates the transportation of incremental volumes on our system. The following table outlines the distribution of our trucking assets among our operating areas as of December 31, 2009:

Location	Number of Trucks
Oklahoma	56
Kansas	30
Dumas, Texas	40
West Texas/New Mexico	48
Colorado	11
Total	185

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

    Producer Field Services.    We provide a number of producer field services for companies such as Eagle Rock Energy, DCP Midstream and ConocoPhillips. These services include gathering condensates by way of bobtail trucks for natural gas companies to hauling produced water to disposal wells, providing hot and cold fresh water, chemical and down hole well treating, wet oil clean up and building and maintaining separation facilities. We provide these services at contractual hourly rates. Our producer service fleet consists of approximately 78 trucks in a number of different sizes. Currently, we operate 17 different producer service facilities and have the ability to tailor our services to fit the needs of our customers.  Since the Bankruptcy Filings, we have experienced and continue to experience a significant decrease in revenue from our producer field services operations.

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

    We now serve the asphalt industry by providing our customers access to their market areas through a combination of the leasing of certain of our asphalt facilities and the provision of storage and processing services at other of our asphalt and residual fuel oil facilities. In our asphalt services segment, we generate revenues by charging a fee for the lease of a facility or for services provided as asphalt products are terminalled, stored and/or processed in our facilities.

    In addition, we currently have entered into leases and storage agreements with third party customers relating to 45 of our 46 asphalt facilities. The majority of these leases and storage agreements with third parties extend through December 31, 2011. We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements. The revenues we receive pursuant to these leases and storage agreements are less than the revenues received under the Terminalling Agreement with SemCorp. We expect annual revenues from these leases and storage agreements to be approximately $40 million.

    At facilities where we have storage contracts, we receive, terminal, store and/or process our customer’s asphalt products until we deliver these products to our customers or other third parties.  Our asphalt assets include the logistics assets, such as docks and rail spurs and the piping and pumping equipment necessary to facilitate the unloading of liquid asphalt cement into our terminalling and storage facilities as well as the processing and manufacturing equipment required for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and other related finished asphalt products. After initial unloading, the liquid asphalt cement is moved via heat traced pipelines into large storage tanks. These tanks are insulated and contain heating elements that allow the asphalt cement to be stored in a heated state. The asphalt cement can then be directly sold by our customers to end users or used as a raw material for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and related finished asphalt products that we process in accordance with the formulations and specifications provided by our customers.  Dependent on the product, the processing of asphalt entails combining asphalt cement and various other products such as emulsifying chemicals and polymers to achieve the desired specification and application requirements.

    At leased facilities, our customers conduct the operations at the asphalt facility, including the storage and processing of asphalt products, and we collect a monthly rental fee relating to the lease of such facility.  Generally, under the terms of these leases, (i) title to the asphalt, raw materials, or finished asphalt products received, unloaded, stored, or otherwise handled at such asphalt facility is in the name of the lessee, (ii) the lessee is responsible for complying with environmental, health, safety, transportation, and security laws, (iii) the lessee is required to obtain and maintain necessary permits, licenses, plans, approvals, or other such authorizations and is responsible for insuring such asphalt facility, and (iv) most routine maintenance and repair of such asphalt facility is the responsibility of the lessee.

    We do not take title to, or marketing responsibility for, the liquid asphalt product that we terminal, store and/or process. As a result, our asphalt operations have minimal direct exposure to changes in commodity prices, but the volumes of liquid asphalt cement we terminal or store are indirectly affected by commodity prices.

    During 2008 and the first quarter of 2009, SemCorp was our primary customer pursuant to the Terminalling Agreement under which SemCorp paid us a fee based on the number of barrels of liquid asphalt cement we terminalled or stored based upon certain minimum levels.

    In connection with the Settlement, SemCorp transferred to us certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with our existing asphalt facilities and associated real property interests.  The transfer increased our shell capacity to approximately 7.4 million barrels of total asphalt product and residual fuel oil storage capacity.  The transfer of SemCorp’s asphalt assets in connection with the Settlement provides us with outbound logistics and processing assets for our existing asphalt assets and, therefore, allows us to provide asphalt terminalling, storage and processing services to third parties.

The following table provides an overview of each asphalt facility as of December 31, 2009:

	Primary Storage (in thousands of Bbls)(3)
Location	Total	Primary Capabilities(2)
St. Louis, MO	500	PMAC
Newport News, VA	497	Asphalt cement, PMAC, asphalt emulsions and residual fuels
Saginaw, TX	495	Asphalt cement, PMAC and asphalt emulsions
Gloucester City, NJ	456	Asphalt cement and PMAC
Halstead, KS	341	Asphalt cement and PMAC
Memphis, TN (1)	328	Asphalt cement and PMAC
Catoosa, OK (1)	291	Asphalt cement and residual fuels
Spokane, WA (1)	274	Asphalt cement and PMAC
Las Vegas, NV	272	Asphalt cement, PMAC and asphalt emulsions
Port of Catoosa, OK (1)	270	Asphalt cement and residual fuels
Boise, ID	261	Asphalt cement, PMAC and asphalt emulsions
Muskogee, OK	230	Asphalt cement and PMAC
Lubbock, TX	228	Asphalt cement, PMAC and asphalt emulsions
Bay City, MI	182	Residual fuels
Denver, CO (1)	174	Asphalt cement and PMAC
Salt Lake City, UT	166	PMAC and asphalt emulsions
New Madrid, MO	150	Asphalt cement and asphalt emulsions
Warsaw, IN	134	Asphalt cement, PMAC and asphalt emulsions
Morehead City, NC	129	Asphalt cement
Chicago, IL	127	Asphalt cement and PMAC
Parsons, TN	114	Asphalt cement and asphalt emulsions
Grand Island, NE	112	Asphalt cement and PMAC
Pasco, WA	103	Asphalt cement, PMAC and asphalt emulsions
Pekin, IL	102	Asphalt cement
Billings, MT	100	Asphalt emulsions
Woods Cross, UT	99	Asphalt cement, PMAC and asphalt emulsions
Dodge City, KS	85	Asphalt emulsions
Pueblo, CO	75	Asphalt cement, PMAC and asphalt emulsions
Grand Junction, CO	68	Asphalt cement, PMAC and asphalt emulsions
Ennis, TX	64	Asphalt cement
Fontana, CA	53	Asphalt emulsions
Spokane, WA (1)	43	Asphalt emulsions
Columbus, OH	27	Asphalt emulsions
Northumberland, PA	23	PMAC and asphalt emulsions
Reading, PA	12	Asphalt emulsions
Catoosa, OK (1)	9	Asphalt emulsions
Austin, TX	9	Asphalt emulsions
Garden City, GA	8	Asphalt cement, PMAC and asphalt emulsions
Denver, CO (1)	8	PMAC and asphalt emulsions
Little Rock, AR	7	Asphalt emulsions
Sedalia, MO	6	Asphalt emulsions
El Dorado, KS	6	Asphalt emulsions
Salina, KS	6	Asphalt emulsions
Lawton, OK	5	Asphalt emulsions
Memphis, TN (1)	3	Asphalt emulsions
Ardmore, OK	2	Asphalt emulsions
Total	6,654
____________________
(1)	Denotes locations that have more than one facility.
(2)	Primary capabilities refer to the primary storage and processing asset capabilities.
(3)	Primary storage column excludes a total of approximately 750,000 barrels of asphalt finished product and other storage capacity.

    The asphalt assets range in age from two years to over fifty years and we expect that the storage tanks and related assets will have an average remaining life of in excess of 20 years. Our asphalt assets have been well maintained.

Competition

    We are subject to competition from other crude oil gathering, transportation, terminalling and storage operations that may be able to supply our customers with the same or comparable services on a more competitive basis. We compete with national, regional and local gathering, storage and pipeline companies and liquid asphalt cement storage and processing companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience.  In addition, we compete with SemCorp in the provision of various services, including the provision of crude oil terminalling and storage services at the Cushing Interchange.  We rely upon SemCorp to provide us certain services, including services related to our crude oil operations at the Cushing Interchange, pursuant to a shared services agreement.  We are in the process of transitioning to us the services provided by SemCorp under such shared services agreement.

    With respect to our crude oil gathering and transportation services, these competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., ConocoPhillips, Sunoco Logistics Partners L.P. and National Cooperative Refinery Association, among others. With respect to our crude oil storage and terminalling services, these competitors include BP plc, Enbridge Energy Partners, L.P. and Plains All American Pipeline, L.P.  Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners L.P. and Sunoco Logistics Partners L.P.  Our ability to compete could be harmed by factors we cannot control, including:

•
price competition from gathering, transportation, terminalling and storage companies, some of which are substantially larger than us and have greater financial resources, and control substantially greater storage capacity, than we do;

•	the perception that another company can provide better service;

•	our prior association with SemCorp and any negative goodwill created by the Bankruptcy Filings;

•	the availability of crude oil alternative supply points, or crude oil supply points located closer to the operations of our customers; and

•
a decision by our competitors to acquire or construct crude oil midstream assets and provide gathering, transportation, terminalling or storage services in geographic areas, or to customers, served by our assets and services.

    The asphalt industry is highly fragmented and regional in nature. Participants range in size from major oil companies to small family-owned proprietorships. Our competitors in the asphalt business include refiners such as BP p.l.c., Flint Hills Resources, L.P., CHS, Inc., Exxon Mobil Corporation, ConocoPhillips Company, NuStar Energy L.P., Ergon, Inc., Marathon Petroleum Company LLC, Alon USA LP, Suncor Energy Inc. and Valero Energy Corporation; resellers such as NuStar Energy L.P., Idaho Asphalt Supply, Inc. and Asphalt Materials, Inc.; and large road construction firms such as OldCastle Materials, Inc., APAC, Inc. and Colas SA. We also compete with national, regional and local liquid asphalt cement terminalling and storage companies including the major integrated oil companies and a variety of others including KinderMorgan Energy Partners, International-Matex Tank Terminals and Houston Fuel Oil Terminal Company.

    If we are unable to compete with services offered by other midstream enterprises, our ability to make distributions to our unitholders may be adversely affected. Additionally, we also compete with national, regional and local companies, including potentially SemCorp, for asset acquisitions and expansion opportunities. Some of these competitors are substantially larger than us and have greater financial resources and lower costs of capital than we do.

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

    Pipeline Safety.    Our pipelines are subject to state and federal laws and regulations governing design, construction, operation, and maintenance of the lines; qualifications of pipeline personnel; public awareness; emergency response and other aspects of pipeline safety.  These laws and regulations are subject to change, resulting in potentially more stringent requirements and increased costs. Applicable pipeline safety regulations establish minimum safety requirements and, for pipelines that pose a greater risk to populated areas or environmentally sensitive areas impose a more rigorous requirement for the implementation of pipeline integrity management programs for our pipelines. On December 29, 2006, President Bush signed into law the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or PIPES, which reauthorizes and amends the DOT’s pipeline safety programs. Included in PIPES is a provision eliminating the regulatory exemption contained in Part 195 for hazardous liquid pipelines operated at low stress.  Final rules promulgated under PIPES were promulgated in July 2008 and extend all existing safety regulations, including integrity management requirements, to large-diameter low-stress pipelines within a defined “buffer” area around an “unusually sensitive area,” which include areas that contain sole-source drinking water, endangered species, or other ecological resources. Operators of these, and all other low-stress pipelines, are required by the rules to comply with annual reporting requirements.   Both states in which we operate pipelines, Oklahoma and Texas, incorporate into their state own rules those federal safety standards for hazardous liquids pipelines contained in Title 40, Part 195 of the Federal Code of Regulations. Owing to the incorporation by reference of the safety standards contained in Part 195 by the Oklahoma Corporation Commission and the Railroad Commission of Texas, the state agencies that regulate the safety of our pipelines, the issuance of any new gathering and low-stress pipeline safety regulations, including requirements for integrity management of those pipelines, are likely to increase the operating costs of our pipelines subject to such new requirements, and such future costs may be material.

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

Environmental, Health and Safety Risks

    General.    Our midstream crude oil gathering, transportation, terminalling and storage operations, together with the asphalt assets that we acquired from SemCorp, are subject to stringent federal, state, and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to protection of the environment. As with the midstream and liquid asphalt cement industries generally, compliance with current and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities, and even the issuance of injunctions that may restrict or prohibit some or all of our operations. We believe that our operations are in substantial compliance with applicable laws and regulations. However, environmental laws and regulations are subject to change, resulting in potentially more stringent requirements, and we cannot provide any assurance that the cost of compliance with current and future laws and regulations will not have a material affect on our results of operations or earnings.

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

    Climate Change.    Legislative and regulatory measures to address concerns that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”), may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional, and state levels. The oil and gas industry is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation requiring GHG controls is under consideration. In addition, the Environmental Protection Agency (the "EPA") is taking steps that would result in the regulation of GHGs as pollutants under the CAA. Furthermore, in September 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect on December 29, 2009.  This rule establishes a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions on an annual basis by operators of stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHG emissions.  Monitoring obligations begin in 2010 and reporting obligations begin in March 2011.  In December 2009, the EPA published a final rule, the “Endangerment Finding”, finding that GHGs in the atmosphere endanger public health and welfare, and that emissions of GHGs from mobile sources cause or contribute to the GHG pollution.  The Endangerment Finding took effect on January 14, 2010, but is the subject of judicial challenges.  While the Endangerment Finding does not impose any direct requirements on industry or other entities, the rule allows the EPA to promulgate motor vehicle GHG emission standards.  The EPA is expected to promulgate such standards in March 2010 and they would take effect sometime thereafter.  Motor vehicle emission standards could impact our operations by effectively reducing demand for motor fuels from crude oil.  Furthermore, the EPA has asserted that final motor vehicle GHG emission standards will trigger construction and operating permit requirements for stationary sources, although the EPA has proposed to tailor such that only large stationary sources will be required to obtain air permits for new or modified facilities.  Thus, adoption of the motor vehicle standards could also potentially affect our operations and ability to obtain air permits for new or modified facilities.

    Legislation and regulations relating to control or reporting of GHG emissions are also in various stages of discussions or implementation in many of the states in which we operate. Passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict GHG emissions in areas in which we conduct business could adversely affect the demand for our products and services, and depending on the particular program adopted could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions (e.g., from natural gas fired combustion units), pay any taxes related to our GHG emissions and/or administer and manage a GHG emissions program.  At this time, it is not possible to accurately estimate how laws or regulations addressing GHG emissions would impact our business.  Although we would not be impacted to a greater degree than other similarly situated midstream transporters of petroleum products, a stringent greenhouse gas control program could have an adverse effect on our cost of doing business and could reduce demand for the products we transport.

    In addition to potential impacts on our business directly or indirectly resulting from climate-change legislation or regulations, our business also could be negatively affected by climate-change related physical changes or changes in weather patterns.  An increase in severe weather patterns could result in damages to or loss of our physical assets, impact our ability to conduct operations and/or result in a disruption of our customer’s operations.  These climate-change related physical changes could also affect entities that provide goods and services to us and indirectly have an adverse affect on our business as a result of increases in costs or availability of goods and services.  Changes of this nature could have a material adverse impact on our business.

Solid Waste Disposal and Environmental Remediation.

    The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as Superfund, as well as comparable state and local laws, impose liability without regard to fault or the legality of the original act, on certain classes of persons associated with the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site or sites where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, such persons may be subject to strict and, under certain circumstances, joint and several liability for cleanup costs, for damages to natural resources, and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by releases of hazardous substances or other pollutants. We generate materials in the course of our operations that are regulated as hazardous substances. Beyond the federal statute, many states have enacted environmental response statutes that are analogous to CERCLA.

    We generate wastes, including “hazardous wastes,” that are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended, or RCRA, as well as to comparable state and local laws. While normal costs of complying with RCRA would not be expected to have a material adverse effect on our financial conditions, we could incur substantial expense in the future if the RCRA exclusion for oil and gas waste were eliminated. Should our oil and gas wastes become subject to RCRA, we would also become subject to more rigorous and costly disposal requirements, resulting in additional capital expenditures or operating expenses for us.

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

Employees

    As of December 31, 2009, we employed approximately 400 persons.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that relations with these employees are satisfactory.

    Mr. James C. Dyer, our Chief Executive Officer and a director, is also an officer of Vitol Inc.  Certain of our employees provide services to Vitol pursuant to an Omnibus Agreement between us and Vitol Inc., effective as of January 1, 2010 (the “Vitol Omnibus Agreement”). For more information regarding the Vitol Omnibus Agreement, please see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements with Vitol”.

Financial Information about Segments

    Information regarding our operating revenues and identifiable assets attributable to each of our segments is presented in Note 16 to our consolidated financial statements included in this annual report on Form 10-K.

 Available Information

    We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the SEC under the Securities and Exchange Act of 1934.  These documents may be accessed free of charge on our website, www.bkep.com, as soon as is reasonably practicable after their filing with the SEC.  Information contained on our website is not incorporated by reference in this report or any of our other filings.  The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330.  The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The SEC’s website is www.sec.gov.

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

    The financial statements included in this annual report on Form 10-K have been prepared assuming we will continue as a going concern, though such an assumption may not be true.  Due to continued uncertainty relating to our future cash flows as well as the related covenants and other restrictions under our credit facility, we face substantial doubt as to our ability to continue as a going concern.  We continue to experience increased expenses as a result of events surrounding the Bankruptcy Cases, including increased interest expense under our credit facility.  In addition, we could be materially and adversely affected by the securities class action litigation and other actions pending against us.  We can give no assurance as to our ability to raise sufficient capital or revenues to meet our obligations or our ability to continue as a going concern.  If we are unable to meet our obligations or violate the covenants under our amended credit facility we may voluntarily seek, or be forced to seek, protection under the U.S. Bankruptcy Code or be forced into liquidation or to substantially restructure or alter our business operations and debt obligations.  If we cease to continue as a going concern, you may lose your entire investment in us.

Decreased volumes and revenues may have a material adverse effect on our results of operations and our ability to make distributions to our unitholders.

    As of the date of the Bankruptcy Filings, we were party to various agreements with SemCorp and its subsidiaries.  Under the Throughput Agreement, we provided certain crude oil gathering, transportation, terminalling and storage services to a subsidiary of SemCorp that was a debtor in the Bankruptcy Cases.  Under the Terminalling Agreement, we provided certain liquid asphalt cement terminalling and storage services to a subsidiary of SemCorp that was a debtor in the Bankruptcy Cases.  Prior to the Order and the Settlement, SemCorp was obligated to pay us minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services were actually used by SemCorp.  In connection with the Settlement, SemCorp rejected the Throughput Agreement and the Terminalling Agreement.

    We have been pursuing opportunities to provide crude oil terminalling and storage services and crude oil gathering and transportation services to third parties.  Although average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from SemCorp, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has materially negatively impacted total revenues.  For example, fourth quarter 2009 total revenues are approximately $14.4 million (or approximately 29%) less than second quarter 2008 total revenues (prior to the Bankruptcy Filings), in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our asphalt product storage tanks.  In addition, in the second quarter of 2009 we entered into leases and storage agreements with third parties relating to certain of our asphalt facilities.  The revenues that we receive pursuant to these leases and storage agreements are less than the revenues received under the Terminalling Agreement with SemCorp.

    Our efforts to increase the third party revenue may not be successful.  In addition, certain third parties may be less likely to enter into business transactions with us due to our financial condition and our prior affiliation with SemCorp and negative goodwill associated with the Bankruptcy Filings.  If we are unable to generate sufficient third party revenues, we will continue to experience lower volumes in our system which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

Our historical relationship with SemCorp may affect our relationships with our customers.

    SemCorp continues to provide operational and administrative services related to our operations pursuant to the Shared Services Agreement and certain of our officers were previously officers of SemCorp.  Additionally, many of our customers were previously customers of SemCorp.  Because of this historical relationship with SemCorp, our customers may associate our operations with the operations of SemCorp despite our name change and Vitol as our controlling entity.  Any such customers may be unwilling to do business with us or may only do so on undesirable terms.

We are subject to an SEC inquiry.

    On July 21, 2008, we received a letter from the staff of the SEC giving notice that the SEC is conducting an inquiry relating to us and requesting, among other things, that we voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to our disclosures respecting SemCorp’s liquidity issues, which were the subject of our July 17, 2008 press release.  On October 22, 2008, we received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, SemCorp’s liquidity issues.  We have been cooperating, and intend to continue cooperating, with the SEC in its investigation.

    In the event that the SEC inquiry leads to action against any of our current or former directors or officers, or the Partnership itself, the trading price of our common units may be adversely impacted.  In addition, the SEC inquiry may result in the incurrence of significant legal expense, both directly and as the result of our indemnification obligations.  These matters may also divert management’s attention from our operations which may cause our business to suffer.  If we are subject to adverse findings, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.  All or a portion of the defense costs and any amount we may be required to pay in connection with the resolution of these matters may not be covered by insurance.

We have been named as a party in lawsuits and may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

    We are subject to class action litigation that is pending as In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-CV-425-GKF-PJC.  The lead plaintiff filed a consolidated amended complaint on May 4, 2009.  In that complaint, filed as a putative class action on behalf of all purchasers of our units from July 17, 2007 to July 17, 2008 (the “class period”), lead plaintiff asserts claims under the federal securities laws against us, our General Partner, certain of our current and former officers and directors, certain underwriters in our initial and secondary public offerings, and certain entities who were investors in SemCorp and their individual representatives who served on SemCorp’s management committee. Among other allegations, the amended complaint alleges that our financial condition throughout the class period was dependent upon speculative commodities trading by SemCorp and its Chief Executive Officer, Thomas L. Kivisto, and that defendants negligently and intentionally failed to disclose this speculative trading in our public filings during the class period. The Amended Complaint further alleges there were other material omissions and misrepresentations contained in our filings during the class period.  The amended complaint alleges claims for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for damages and rescission with respect to all persons who purchased our units in the initial and secondary offerings, and also asserts claims under section 10b, Rule 10b-5, and section 20(a) of the Securities and Exchange Act of 1934. The amended complaint seeks certification as a class action under the Federal Rules of Civil Procedure, compensatory and rescissory damages for class members, pre-judgment interest, costs of court, and attorneys’ fees.

    On July 22, 2009, all of the defendants filed motions to dismiss the amended complaint. The lead plaintiff filed a response in opposition to the defendants’ motion to dismiss on September 1, 2009. On October 8, 2009, the defendants filed a reply in support of their motion to dismiss. The lead plaintiff filed a supplemental opposition to the defendants’ motion to dismiss on October 29, 2009. The defendants’ motion to dismiss is currently pending before the court.

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

    The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with the Bankruptcy Cases against Mr. Kivisto (a former member of the Board), Gregory C. Wallace (a former member of the Board) and Westback Purchasing Company, L.L.C., a limited liability trading partnership that Mr. Kivisto owned and controlled.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment. On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx (our General Partner’s former President and Chief Executive Officer)  and Alex G. Stallings (our General Partners’s Chief Financial Officer), among others, based upon certain findings and recommendations in the Examiner’s Report (see "Item 7. Management's Discussion and Analysis of Financial Condition - Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events - Examiner"). On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings have moved to dismiss the claims against them, and the motions are pending.

    In March and April 2009, nine current or former executives of SemCorp and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against our General Partner. Their claims arise from our General Partner’s Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”). Most claimants allege that phantom units previously awarded to them vested upon the Manchester Change of Control that occurred in July 2008. One claimant alleges that his phantom units vested upon his termination. The claimants contend our General Partner’s failure to deliver certificates for the phantom units within 60 days after vesting has caused them to be damaged, and they seek recovery of approximately $2 million in damages and penalties. On April 30, 2009, all of the wage claims were dismissed on jurisdictional grounds by the Department of Labor.

    On July 8, 2009, the nine executives filed suit against our General Partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against our General Partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees. We have distributed phantom units to certain of the claimants, but the litigation remains pending. The trial is currently scheduled to commence April 1, 2010. There can be no assurance regarding the outcome of this litigation. The ultimate resolution of this action could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of the our common units and our ability to conduct our business.  The trial is currently scheduled to commence April 1, 2010.

    We may become the subject of additional private or government actions regarding these matters in the future.  Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict.  The defense of these claims and lawsuits may result in the incurrence of significant legal expense, both directly and as the result of our indemnification obligations.  The litigation will also divert management’s attention from our operations which may cause our business to suffer.  An unfavorable outcome in any of these matters, including any substantial costs incurred in settling these matters, may have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business. All or a portion of the defense costs and any amount we may be required to pay to satisfy a judgment or settlement of these claims may not be covered by insurance.

We may continue to incur substantial costs as a result of events related to the Bankruptcy Filings.

    Events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue other strategic opportunities has resulted in increased expense and we expect it to continue to result in increased expense due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under our General Partner’s long-term incentive plan (the “Long-Term Incentive Plan”)) increased by approximately $2.8 million, or approximately 122%, to approximately $5.1 million for the fourth quarter of 2009, compared to $2.3 million in the second quarter of 2008 (prior to the Bankruptcy Filings).  We expect this increased level of general and administrative expenses to continue throughout 2010 and possibly increase.  These increased costs may be substantial and could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

We continue to rely upon SemCorp for certain operational and administrative services.  Any material nonperformance by SemCorp of these operational and administrative services could have a material adverse affect on our operations.

    In connection with the Settlement we entered into the Shared Services Agreement with SemCorp.  Pursuant to such agreement we continue to rely upon SemCorp for certain operational and administrative services relating to our operations.   Any material nonperformance under the Shared Services Agreement by SemCorp could materially and adversely impact our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.  Additionally, if any employees of SemCorp performing services on our behalf favor SemCorp’s interests over our interests when conducting our operations, it may have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.  In addition, any reductions in critical personnel who provide services to us and any increased costs to replace such personnel could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

Our future operations and cash flows are uncertain and may cause events of default under our credit agreement.

    Our future operations and cash flows are uncertain.  The covenants and other requirements under our credit facility were designed using certain projections and assumptions relating to revenues, EBITDA and cash flows.  In addition, our interest expense has increased due to our entering into amendments to our credit agreement after the Bankruptcy Filings.  For example, the weighted average interest rate incurred by us during the three months ended June 30, 2008 (prior to the Bankruptcy Filings) was 4.62% resulting in interest expense of approximately $4.3 million as compared to a weighted average interest rate incurred by us of 12.0% during the three months ended December 31, 2009 resulting in interest expense of approximately $12.8 million.  This increased interest expense may have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

We may not be able to raise sufficient capital to operate or grow our business.

    As of March 19, 2010, we had an aggregate unused credit availability under our revolving credit facility of approximately $17.1 million and cash on hand of approximately $2.2 million. Pursuant to our credit agreement, our revolving credit facility is limited to $40.0 million.   Our ability to access capital markets may also be limited due to uncertainty of our future cash flows, litigation and other contingencies and our ability to continue as a going concern.  In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower that it otherwise would be due to these uncertainties.  The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets.  If we fail to raise additional capital or an event of default exists under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.  In addition, if we are unable to access the capital markets for acquisitions or expansion projects, it may have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

We may not be able to obtain funding or obtain funding on acceptable terms because of the deterioration of the credit and capital markets.

    As a result of the recent crisis in the credit and capital markets (including uncertainties with respect to financial institutions and the global capital markets) as well as other economic challenges currently affecting the economy of the United States and other parts of the world, the cost of raising money in the debt and equity capital markets has increased while the availability of funds from those markets generally has diminished.  While certain near-term economic conditions have shown some improvement, it is not clear that this improvement will continue and it is possible that economic conditions could get worse.  If economic conditions in the United States and other key markets deteriorate further or do not show improvement, it may have a material adverse effect on our ability to refinance our indebtedness or obtain funding to operate and grow our business.  In addition, even if we are able to complete such a refinancing or obtain such funding, it may be at higher interest rates or result in substantial equity dilution.

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

Our credit facility expires on June 30, 2011, and we may not be able to replace it on favorable market terms or at all.

    Our credit facility expires on June 30, 2011 and we may not be able to replace it on favorable market terms, or at all.  Any new credit facility may have higher interest rates and fees and more restrictive covenants that could affect our financial and operational flexibility or subject us to different events of default.  If we are unable to replace our credit facility on favorable terms or we are unable to obtain alternative sources of liquidity, we could be adversely impacted.

    In addition, we may decide, for strategic or other reasons, to terminate our credit facility and implement a new capital structure prior to the expiration of our current credit facility.  Any new capital structure may result in a new credit facility, issuance of public debt, issuance of additional common units or securities convertible into common units, repurchase of existing common units, other alternatives or a combination of such items.  Implementation of a new capital structure may be costly, may dilute the ownership of our current unitholders, and may also result in restrictive covenants that could limit our business activities and decrease our future financial and operational flexibility.

Our debt levels under the credit agreement may limit our ability to make distributions and our flexibility in obtaining additional financing and in pursuing other business opportunities.

    As of December 31, 2009, we had approximately $428.0 million in outstanding indebtedness under our credit facility.  Our level of debt under the credit facility could have important consequences for us, including the following:

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

    Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Our ability to service debt under our credit facility also will depend on market interest rates, since the interest rates applicable to our borrowings will fluctuate with the London Interbank Offered Rate, or LIBOR, or the prime rate, and are higher due to amendments to our credit facility. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms, or at all.

We expect that for the foreseeable future, substantially all of our cash generated from operations will be used to service our debt and restrictions in our credit facility may prevent us from making capital expenditures, growing our business or otherwise engaging in beneficial transactions.

    We expect that for the foreseeable future, substantially all of our cash generated from operations will be used to service our debt.  Among other things, our credit facility requires us to make (i) minimum quarterly amortization payments on March 31, 2010 in the amount of $2.0 million, June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayments with 50% of the proceeds raised through equity sales and (v) annual prepayments with 75% of excess cash flow (as defined in our credit agreement).  Our credit facility prohibits us from making draws under the revolving credit facility if we would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.  In addition, pursuant to our credit facility, our revolving credit facility is limited to $40.0 million.  Capital expenditures are also limited under our credit agreement to $8.0 million in 2010, and $4.0 million in 2011.  These restrictions may prevent us from making capital expenditures, growing our business or otherwise engaging in beneficial transactions.  Furthermore, our credit facility requires us to comply with certain restrictive financial covenants, including minimum interest coverage ratios and maximum leverage ratios (see “Management’s Discussion and Analysis of Financial Condition —Liquidity and Capital Resources” and Note 7 to our Consolidated Financial Statements).  Failure to comply with these covenants may result in an event of default under our credit facility and may have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

We did not make a distribution for the second, third or fourth quarter of 2008, any quarter of 2009, and do not expect to make a distribution for the first quarter of 2010, and may not make distributions in the future.

    We did not make a distribution to our common unitholders, subordinated unitholders or General Partner attributable to the results of operations for the quarter ended June 30, 2008 through the quarter ended December 31, 2009 due to the events of default under our credit agreement and the uncertainty of our future cash flows.  In addition, we do not currently expect to make a distribution relating to the first quarter of 2010.  Our unitholders will be required to pay taxes on their share of our taxable income even though they did not receive a cash distribution for the applicable periods.  See “—Tax Risks to Common Unitholders—Our unitholders have been and will be required to pay taxes on their share of our taxable income even if they have not or do not receive any cash distributions from us.”  Pursuant to our credit facility, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement to mean the ratio of total funded indebtedness to EBITDA as those terms are defined in the credit agreement) exceeds 3.50 to 1.00.  As of December 31, 2009, our leverage ratio was 6.71 to 1.00.  We are uncertain as to when, if ever, our leverage ratio will be below 3.50 to 1.00 and therefore we are uncertain as to when or if we may again make distributions to our unitholders.

    Even if we are permitted to make distributions under our credit agreement, we do not expect to have sufficient available cash from operating surplus each quarter to enable us to make cash distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described in this section.

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

    Effective at the opening of business on February 20, 2009, trading in our common units was suspended on Nasdaq due to our failure to timely file our periodic reports with the SEC, and our common units were subsequently delisted from Nasdaq.  Our common units are currently traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol BKEP.PK.  The fact that our common units are not listed on a national securities exchange is likely to make trading such common units more difficult for broker-dealers, unitholders and investors, potentially leading to further declines in the price of our common units.  In addition, it may limit the number of institutional and other investors that will consider investing in our common units, which may have an adverse effect on the price of our common units.  It may also make it more difficult for us to raise capital in the future.  In addition, because our common units are traded on the Pink Sheets, we are subject to fewer rules and regulations than if our common units were traded on Nasdaq or another national securities exchange.  For example, we may amend our Long-Term Incentive Plan to increase the number of common units available thereunder without a unitholder vote, which would otherwise be required under Nasdaq’s rules.

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

    Our General Partner has sole responsibility for conducting our business and for managing our operations. Effective internal controls are necessary for our General Partner, on our behalf, to provide reliable financial reports, prevent fraud and operate us successfully as a public company. If our General Partner’s efforts to develop and maintain its internal controls are not successful, it is unable to maintain adequate controls over our financial processes and reporting in the future or it is unable to assist us in complying with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, our operating results could be harmed or we may fail to meet our reporting obligations.

    We and our General Partner rely upon SemCorp for certain personnel related to our internal controls and disclosure controls and procedures for certain of our crude oil operations.  Ineffective internal controls could cause us to report inaccurate financial information or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

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

We depend on certain key customers for a portion of our revenues. The loss of any of these key customers could result in a decline in our revenues.

    We rely on a certain key customers for a portion of revenues. For example, Vitol represented approximately 6% of our 2009 revenues, and we expect Vitol may account for more than 10% of our 2010 revenues.  Barclays Capital Energy, Inc., Mercuria Energy Trading, Inc., and Nexen Marketing USA, Inc. accounted for 27%, 13%, and 11%, respectively of crude oil terminalling and storage revenue for 2009.  ConocoPhillips Co. accounted for 13% of crude oil gathering and transportation revenue for 2009.  SemCorp, Ergon Asphalt & Emulsions, and NuStar Marketing LLC accounted for 38%, 17%, and 18%, respectively, of asphalt services revenue for 2009.  We may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms.  The loss of all or even a portion of the contracted volumes of these key customers, as a result of competition, creditworthiness or otherwise, could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

Our asphalt services contracts have short terms and certain leases relating to our asphalt operations may be terminated upon short notice.

    We currently have entered into leases and storage agreements with third party customers relating to 45 of our 46 asphalt facilities. The majority of these leases and storage agreements with third parties expire on December 31, 2011.  We may not be able to renew or extend our existing contracts or enter into new leases or storage agreements when such contracts expire.  In addition, certain key customers account for a portion of our asphalt services revenues, the loss of which could result in a decrease in revenues from our asphalt operations.  A significant decrease in the revenues we receive from our asphalt operations could result in violations of covenants under our credit facility and could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

    In addition, certain of our asphalt facilities are located on land that we lease.  Some of these leases may be terminated by the lessor with as short as thirty days’ notice.  We also have not yet received consent from certain of the lessors to sublease such facilities, which may result in a default under such lease or invalidate the subleases.  If such leases were terminated, it could have a material adverse effect on our ability to provide asphalt services, which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.  In addition, in certain instances, a prior lessee has challenged the consents we received from the counterparty to such leases and has disputed our rights under such leases.  If it were determined that we did not have rights under these leases, it could have a material adverse effect on our ability to conduct our asphalt operations and on our financial condition and results of operations.

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

    The throughput on our crude oil pipelines depends on the availability of attractively priced crude oil produced from the oil fields served by such pipelines, or through connections with pipelines owned by third parties. Crude oil production may decline for a number of reasons, including natural declines due to depleting wells, a material decrease in the price of crude oil, or the inability of producers to obtain necessary drilling or other permits from applicable governmental authorities. If we are unable to replace volumes lost due to a temporary or permanent material decrease in production from the oil fields served by our crude oil pipelines, our throughput could decline, reducing our revenue and cash flow and adversely affecting our financial condition and results of operations.  In addition, it is difficult to attract producers to a new gathering system if the producer is already connected to an existing system. As a result, third-party shippers on our pipeline systems may experience difficulty acquiring crude oil at the wellhead in areas where there are existing relationships between producers and other gatherers and purchasers of crude oil.

A material decrease in the production of liquid asphalt cement could materially reduce our ability to make distributions to our unitholders if we are otherwise permitted to make distributions under our credit agreement.

    The throughput at our asphalt facilities depends on the availability of attractively priced liquid asphalt cement produced from the various liquid asphalt cement producing refineries. Liquid asphalt cement production may decline for a number of reasons, including refiners processing more light, sweet crude oil or refiners installing coker units that further refine heavy residual fuel oil bottoms such as liquid asphalt cement. If we are unable to replace volumes lost due to a temporary or permanent material decrease in production from the suppliers of liquid asphalt cement, our throughput could decline, reducing our revenue and cash flow and adversely affecting our financial condition and results of operations.

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

    We are subject to competition from other crude oil gathering, transportation, terminalling and storage operations that may be able to supply our customers with the same or comparable services on a more competitive basis. We compete with national, regional and local gathering, storage, terminalling and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Some of these competitors are substantially larger than us, have greater financial resources, and control substantially greater storage capacity than we do. With respect to our gathering and transportation services, these competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., ConocoPhillips, Sunoco Logistics Partners L.P. and National Cooperative Refinery Association, among others. With respect to our storage and terminalling services, these competitors include BP plc, Enbridge Energy Partners, L.P. and Plains All American Pipeline, L.P.  Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners Partners L.P., Sunoco Logistics Partners L.P. and Enbridge Energy Partners, L.P. Our ability to compete could be harmed by numerous factors, including:

•	price competition;

•	the perception that another company can provide better service;

•	losses sustained by our customers as a result of SemCorp having filed bankruptcy; and

•	the availability of alternative supply points, or supply points located closer to the operations of our customers.

    In addition, SemCorp owns midstream assets and may engage in competition with us. If we are unable to compete with services offered by other midstream enterprises, it could have a material adverse effect on our financial condition and results of operations.

Some of our pipeline systems are dependent upon their interconnections with other crude oil pipelines to reach end markets.

    Some of our pipeline systems are dependent upon their interconnections with other crude oil pipelines to reach end markets. Reduced throughput on these interconnecting pipelines as a result of testing, line repair, reduced operating pressures or other causes could result in reduced throughput on our pipeline systems that would adversely affect our revenue, cash flow and results of operations.

Prior to the Bankruptcy Filings, a principal focus of our business strategy was to grow and expand our business through acquisitions. If we are able to pursue this strategy in the future but are unable to make acquisitions on economically acceptable terms, our future growth may be limited.

    Prior to the Bankruptcy Filings, a principal focus of our business strategy was to grow and expand our business through acquisitions.  If we are able to stabilize our business, we may be able to again pursue this strategy.  Our ability to grow in the future will depend, in part, on our ability to make acquisitions that result in an increase in the cash generated per unit from operations. If we are unable to make these accretive acquisitions, either because we are (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms or (3) outbid by competitors, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

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

    We may acquire midstream assets that have operations in new and distinct lines of business from our crude oil or our liquid asphalt cement operations. Integration of a new business is a complex, costly and time-consuming process. Failure to timely and successfully integrate acquired entities’ new lines of business with our existing operations may have a material adverse effect on our business, financial condition and results of operations. The difficulties of integrating a new business with our existing operations include, among other things:

•	operating distinct businesses that require different operating strategies and different managerial expertise;

•	the necessity of coordinating organizations, systems and facilities in different locations;

•	integrating personnel with diverse business backgrounds and organizational cultures; and

•	consolidating corporate and administrative functions.

    In addition, the diversion of our attention and any delays or difficulties encountered in connection with the integration of a new business, such as unanticipated liabilities or costs, could harm our existing business, results of operations, financial conditions and prospects. Furthermore, new lines of business will subject us to additional business and operating risks. For example, we may in the future determine to acquire businesses that are subject to significant risks due to fluctuations in commodity prices. These new business and operating risks could have a material adverse effect on our financial condition and results of operations.

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

We are exposed to the credit risks of our third-party customers in the ordinary course of our gathering activities. Any material nonpayment or nonperformance by our third-party customers could reduce our ability to make distributions to our unitholders to the extent permitted by our credit agreement.

    We are subject to risks of loss resulting from nonpayment or nonperformance by our third-party customers. Some of our customers may be highly leveraged and subject to their own operating and regulatory risks. In addition, any material nonpayment or nonperformance by our customers could require us to pursue substitute customers for our affected assets or provide alternative services. Any such efforts may not be successful or may not provide similar fees. These events could have a material adverse effect on our financial condition and results of operations.

Our revenues from third-party customers are generated under contracts that must be renegotiated periodically and that allow the customer to reduce or suspend performance in some circumstances, which could cause our revenues from those contracts to decline and reduce our ability to make distributions to our unitholders to the extent permitted by our credit agreement.

    Some of our contract-based revenues from customers are generated under contracts with terms which allow the customer to reduce or suspend performance under the contract in specified circumstances, such as the occurrence of a catastrophic event to our or the customer’s operations. The occurrence of an event which results in a material reduction or suspension of our customer’s performance could have a material adverse effect on our financial condition and results of operations.

    Many of our contracts with customers for producer field services have terms of one year or less. As these contracts expire, they must be extended and renegotiated or replaced. We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. In particular, our ability to extend or replace contracts could be harmed by numerous competitive factors, such as those described above under “Part I. Item 1. — Business — Competition.”  We face intense competition in our gathering, transportation, terminalling and storage activities. Competition from other providers of crude oil gathering, transportation, terminalling and storage services that are able to supply our customers with those services at a lower price could reduce our ability to make distributions to our unitholders.” Additionally, we may incur substantial costs if modifications to our terminals are required in order to attract substitute customers or provide alternative services. If we cannot successfully renew significant contracts or must renew them on less favorable terms, or if we incur substantial costs in modifying our terminals, our revenues from these arrangements could decline which could have a material adverse effect on our financial condition and results of operations.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any necessary pipeline repair, or preventative or remedial measures, which could have a material adverse effect on our results of operations.

    The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas,” including high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

    Effective July, 2008, the DOT broadened the scope of coverage of its existing pipeline safety standards, including its integrity management programs, to include certain rural onshore hazardous liquid and low-stress pipeline systems found near “unusually sensitive areas,” including non-populated areas requiring extra protection because of the presence of sole source drinking water resources, endangered species, or other ecological resources. Also, in December, 2006, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 was enacted. This act reauthorizes and amends the DOT’s pipeline safety programs and includes a provision eliminating the regulatory exemption for hazardous liquid pipelines operated at low stress. Adoption of new or more stringent pipeline safety regulations affecting our gathering or low-stress pipelines could result in more rigorous and costly integrity management planning requirements being imposed on those lines, which could have a material adverse effect on our results of operations. Please read “Item 1. Business—Regulation—Pipeline Safety” for more information.

Our operations are subject to environmental and worker safety laws and regulations that may expose us to significant costs and liabilities. Failure to comply with these laws and regulations could adversely affect our ability to make distributions to our unitholders if we are otherwise permitted to make distributions under our credit agreement.

    Our midstream crude oil gathering, transportation, terminalling and storage operations and our asphalt terminalling and storage assets, are subject to stringent federal, state and local laws and regulations relating to the protection of the environment. Various governmental authorities, including the EPA, have the power to enforce compliance with these laws and regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Joint and several strict liability may be incurred without regard to fault or the legality of the original conduct under CERCLA, RCRA and analogous state laws for the remediation of contaminated areas. Private parties, including the owners of properties located near our terminalling and storage facilities or through which our pipeline systems pass, also may have the right to pursue legal actions to enforce compliance, as well as seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. Moreover, new stricter laws, regulations or enforcement policies could be implemented that significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material.

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

    In addition, the workplaces associated with the storage facilities and pipelines we operate are subject to OSHA requirements and comparable state statutes that regulate the protection of the health and safety of workers. The OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local government authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to regulated substances, could subject us to fines or significant compliance costs and have a material adverse effect on our financial condition and results of operations.

Adoption of legislation and regulatory measures targeting greenhouse gas (GHG) emissions could affect our operations, expose us to significant costs and liabilities, and reduce demand for the products we transport.

    The crude oil and petroleum-based product business is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Federal legislation requiring GHG controls is under consideration and may be enacted.  In addition, in December 2009, the EPA made a determination that greenhouse gases are a threat to the public health and the environment and may be regulated as “pollutants” under the Clean Air Act. This “Endangerment Finding” took effect on January 14, 2010.  While the Endangerment Finding does not impose any direct requirements on industry or other entities, it allows EPA to promulgate motor vehicle GHG emission standards.  EPA is expected to promulgate such standards in March 2010 and they would take effect sometime thereafter.  These standards could impact our operations by effectively reducing demand for motor fuels from crude oil.  Furthermore, EPA has asserted that final motor vehicle GHG emission standards will trigger construction and operating permit requirements for stationary sources, which EPA has proposed to tailor such that only large stationary sources will be required to obtain air permits for new or modified facilities.  Thus, adoption of the motor vehicle standards could also potentially affect our operations and ability to obtain air permits for new or modified facilities.  Moreover, in September 2009, the EPA issued a rule that establishes comprehensive requirements for monitoring and reporting of GHG emissions on an annual basis by operators of certain stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHG emissions.  Monitoring obligations begin in 2010 and reporting obligations begin in March 2011.  Some of our facilities include natural gas-fired combustion units that may be subject to the rule.  Although this rule does not control GHG emission levels from any facilities, it will still cause us to incur monitoring and reporting costs relating to GHG emissions.  Furthermore, EPA plans to propose an additional GHG reporting rule specifically for the oil and gas industry that may impact the crude oil industry and, as a result, affect our business.  Legislation and regulations relating to control or reporting of GHG emissions are also in various stages of discussions or implementation in many of the states in which we operate.

 Passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict GHG emissions in areas in which we conduct business or that have the effect of requiring or encouraging reduced consumption or production of crude oil and petroleum-based products could potentially

•	adversely affect the demand for our products and services;

•	affect our operations and ability to obtain air permits for new or modified facilities;

•	increase the costs to operate and maintain our facilities;

•	increase the costs to install new emission controls on our facilities;

•	increase the costs of our business by requiring us to acquire allowances to authorize our GHG emissions (e.g., for natural gas-fired combustion units);

•	increase the costs of our business by requiring us to pay any taxes related to our GHG emissions and/or administer and manage a GHG emissions program; and

•	increase the cost or availability of goods and services as a result of impacts on entities that provide goods and services to us.

In addition to potential impacts on our business directly or indirectly resulting from climate-change legislation or regulations, our business also could be negatively affected by climate-change related physical changes or changes in weather patterns.  A loss of coastline in the vicinity of our facilities or an increase in severe weather patterns could result in damages to or loss of our physical assets, impact our ability to conduct operations and/or result in a disruption of our customer’s operations.  These climate-change related physical changes could also affect entities that provide goods and services to us and indirectly have an adverse affect on our business as a result of increases in costs or availability of goods and services.  Changes of this nature could have a material adverse impact on our business.

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

Risks Inherent in an Investment in Us

Vitol controls our General Partner, which has sole responsibility for conducting our business and managing our operations.  Our General Partner has conflicts of interest with us and limited fiduciary duties, which may permit it to favor its own interests to the detriment of our unitholders.

    Vitol owns and controls our General Partner.  Some of our General Partner’s directors and officers are directors and officers of Vitol.  Therefore, conflicts of interest may arise between our General Partner, on the one hand, and us and our unitholders, on the other hand.  In resolving those conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Although the conflicts committee of the Board may review such conflicts of interest, the Board is not required to submit such matters to the conflicts committee. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires our General Partner or Vitol to pursue a business strategy that favors us.  Such persons may make these decisions in their best interest, which may be contrary to our interests;

•	our General Partner is allowed to take into account the interests of parties other than us, such as Vitol and its affiliates, in resolving conflicts of interest;

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

•	Vitol may compete with us, including with respect to future acquisition opportunities;

•	Vitol may favor its own interests in proposing the terms of any acquisitions we make from it, and such terms may not be as favorable as those we could receive from an unrelated third party;

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

•	our General Partner determines which costs incurred by it and its affiliates are reimbursable by us;

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

•
generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the Board acting in good faith and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our General Partner in good faith. In determining whether a transaction or resolution is “fair and reasonable,” our General Partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•
provides that our General Partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
provides that in resolving conflicts of interest, it will be presumed that in making its decision our General Partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

    By purchasing a common unit, a common unitholder will become bound by the provisions in the partnership agreement, including the provisions discussed above.

Vitol may compete with us, which could adversely affect our existing business and limit our ability to acquire additional assets or businesses.

    Neither our partnership agreement nor any other agreement with Vitol prohibits Vitol from owning assets or engaging in businesses that compete directly or indirectly with us.  In addition, Vitol may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Vitol is a large, international organization and has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and cash available for distribution. As a result, competition from Vitol could adversely impact our results of operations and cash available for distribution.

Cost reimbursements due to our General Partner and its affiliates for services provided, which are determined by our General Partner, may be substantial and will reduce our cash available for distribution to our unitholders.

    Pursuant to our partnership agreement, our General Partner and its affiliates, including Vitol, are entitled to receive reimbursement for the payment of expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services may be substantial and reduce the amount of cash available for distribution to unitholders. In addition, under Delaware partnership law, our General Partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our General Partner. To the extent our General Partner incurs obligations on our behalf, we are obligated under our partnership agreement to reimburse or indemnify our General Partner. If we are unable or unwilling to reimburse or indemnify our General Partner, our General Partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments would reduce the amount of cash otherwise available for distribution to our unitholders. Please see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements Related to Our Acquisition of the Asphalt Assets—Amended Omnibus Agreement.”

Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors.

    Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the Board, and have no right to elect our general partner or the Board on an annual or other continuing basis. The Board is chosen by Vitol.  Furthermore, if the unitholders are dissatisfied with the performance of our General Partner, they have little ability to remove our general partner. Amendments to our partnership agreement may be proposed only by or with the consent of our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

    Our General Partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of Vitol, the owner of our General Partner, from transferring all or a portion of its ownership interest in our General Partner to a third party. The new owner of our General Partner would then be in a position to replace the Board and officers of our General Partner with its own choices and thereby influence the decisions made by the Board and officers.

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

Our partnership agreement restricts the voting rights of unitholders, other than our General Partner and its affiliates, including Vitol, owning 20% or more of our common units.

    Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our General Partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the Board, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions.

Affiliates of our General Partner may sell common units in the public markets, which sales could have an adverse impact on the trading price of the common units.

    As of March 19, 2010, the named executive officers and directors of our General Partner beneficially own an aggregate of 346,277 common units and Vitol owns 12,570,504 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. The sale of these units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our General Partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.

    If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. At the end of the subordination period, assuming no additional issuances of common units and no sales of subordinated units, our General Partner and its affiliates (excluding executive officers and directors) will own 36.7% of the common units.

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

    Because our unitholders are treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, they will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, even if our unitholders receive no cash distributions from us. In this regard, we did not pay a distribution to our unitholders for the quarter ended June 30, 2008 through the quarter ended December 31, 2009. In addition, we do not expect to make a distribution relating to the first quarter of 2010 and may not be able to make distributions in the future. Thus, our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

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

    If we were treated as a corporation for federal income tax purposes, then we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay additional state income tax at varying rates.  Distributions would generally be taxed again to unitholders as corporate distributions and none of our income, gains, losses, deductions or credits would flow through to our unitholders.  Because a tax would be imposed upon us as an entity, cash available for distribution to our unitholders would be substantially reduced.  Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of our common units.

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

    The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time.  Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively.  Moreover, any such modification could make it more difficult or impossible for us to meet the exception which allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units.  For example, members of Congress have been considering substantive changes to the definition of qualifying income and the treatment of certain types of income earned from profits interests in partnerships.  While these specific proposals would not appear to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

    If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions to our unitholders in excess of the total net taxable income our unitholders were allocated for a common unit, which decreased their tax basis in that common unit, will, in effect, become taxable income to our unitholders if the common unit is sold at a price greater than their tax basis in that common unit, even if the price our unitholders receive is less than their original cost.  A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to the selling unitholder due to potential recapture items, including depreciation recapture.  In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, a unitholder who sells units may incur a tax liability in excess of the amount of cash received from the sale.  As a result of the foregoing, unitholders who sell their units may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities, regulated investment companies and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

    Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), pension plans, regulated investment companies (known as mutual funds), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and qualified retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If a potential unitholder is a tax-exempt entity or a foreign person, it should consult its tax advisor before investing in our common units.

We will treat each purchaser of units as having the same tax benefits without regard to the specific units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

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

•	multiple transfers of the same interest within a twelve month period will be counted only once; and

•	if Vitol sells or exchanges its interests in our General Partner, the interests held by our General Partner in us will be deemed to have been sold or exchanged.

    Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections if we were to fail to recognize and report on our tax return that a termination occurred, we could be subject to penalties.

Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements in states in which they do not live as a result of investing in our common units.

    In addition to federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in certain of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Texas, Oklahoma, Kansas, Colorado, New Mexico, Arkansas, California, Georgia, Idaho, Illinois, Indiana, Missouri, Michigan, Montana, Nebraska, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Utah, Virginia and Washington. Of these states, Texas does not currently impose a state income tax on individuals. We may own property or conduct business in other states or foreign countries in the future. It is each unitholder’s responsibility to file all federal, state and local tax returns. Under the tax laws of some states where we will conduct business, we may be required to withhold a percentage from amounts to be distributed to a unitholder who is not a resident of that state. For example, in the case of Oklahoma, we are required to either report detailed tax information about our non-Oklahoma resident unitholders with an income in Oklahoma in excess of $500 to the taxing authority, or withhold an amount equal to 5% of the portion of our distributions to unitholders which is deemed to be the Oklahoma share of our income.  Our counsel has not rendered an opinion on the state and local tax consequences of an investment in our common units.

We have transferred certain assets located at certain of our asphalt facilities and which could generate non-qualifying income to a subsidiary taxed as a corporation.  Such subsidiary is subject to entity level federal and state income taxes on its net taxable income and, if a material amount of entity-level taxes were incurred, then our cash available for distribution to our unitholders could be substantially reduced.

    We have entered into storage contracts and leases with third party customers with respect to substantially all of our asphalt facilities. At the time of entering into such agreements, it was unclear under current tax law as to whether the rental income from the leases, and whether the fees attributable to certain of the processing services we provide under certain of the storage contracts, constitute “qualifying income.” In the second quarter of 2009, we submitted a request for a ruling from the IRS that rental income from the leases constitutes “qualifying income.” In October 2009, we received a favorable ruling from the IRS. As part of this ruling, however, we agreed to transfer, and have transferred, certain of our asphalt processing assets and related fee income, to a subsidiary taxed as a corporation. Such subsidiary will be required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates. Distributions from such subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of such subsidiary will flow through to our unitholders. If a material amount of entity-level taxes are incurred by such subsidiary, then our cash available for distribution to its unitholders could be substantially reduced.

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

    Our asphalt assets are on real property owned or leased by us.   Some of the real property leases that were transferred to us as part of the acquisition of our asphalt assets required the consent of the counterparty to such lease.  In certain instances, a prior lessee has challenged the consents we received and has disputed our rights under such leases.  If it were determined that we did not have rights under these leases, it would have a material adverse effect on our ability to conduct our asphalt operations and on our financial condition and results of operations.

    Other than as described above, we believe that we have satisfactory title to all of our assets.  Although title to such properties is subject to encumbrances in certain cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and minor easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by our Predecessor or us, we believe that none of these burdens will materially interfere with their use in the operation of our business.

Item 3.	Legal Proceedings.

    On July 21, 2008, we received a letter from the staff of the SEC giving notice that the SEC is conducting an inquiry relating to us and requesting, among other things, that we voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to our disclosures respecting SemCorp’s liquidity issues, which were the subject of our July 17, 2008 press release.  On October 22, 2008, we received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, SemCorp’s liquidity issues.  We have been cooperating, and intend to continue cooperating, with the SEC in its investigation.

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

    The lead plaintiff filed a consolidated amended complaint on May 4, 2009. In that complaint, filed as a putative class action on behalf of all purchasers of our units from July 17, 2007 to July 17, 2008 (the “class period”), lead plaintiff asserts claims under the federal securities laws against us, our General Partner, certain of our current and former officers and directors, certain underwriters in our initial and secondary public offerings, and certain entities who were investors in SemCorp and their individual representatives who served on SemCorp’s management committee. Among other allegations, the amended complaint alleges that our financial condition throughout the class period was dependent upon speculative commodities trading by SemCorp and its Chief Executive Officer, Thomas L. Kivisto, and that defendants negligently and intentionally failed to disclose this speculative trading in our public filings during the class period. The amended complaint further alleges there were other material omissions and misrepresentations contained in our filings during the class period. The amended complaint alleges claims for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for damages and rescission with respect to all persons who purchased our units in the initial and secondary offerings, and also asserts claims under section 10b, Rule 10b-5, and section 20(a) of the Securities and Exchange Act of 1934. The amended complaint seeks certification as a class action under the Federal Rules of Civil Procedure, compensatory and rescissory damages for class members, pre-judgment interest, costs of court, and attorneys’ fees.

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

    On October 27, 2008, Keystone Gas Company (“Keystone”) filed suit against us in Oklahoma State District Court in Creek County alleging that it is the rightful owner of certain segments of our pipelines and related rights of way, located in Payne and Creek Counties, that we acquired from SemCorp in connection with our initial public offering in 2007. Keystone seeks to quiet title to the specified rights of way and pipelines and seeks damages up to the net profits derived from the disputed pipelines. There has been no determination of the extent of potential damages for our use of such pipelines. We have filed a counterclaim against Keystone alleging that it is wrongfully using a segment of a pipeline that is owned by us in Payne and Creek Counties. The parties are engaged in discovery. We intend to vigorously defend these claims. No trial date has been set by the court.

    In March and April 2009, nine current or former executives of SemCorp and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against our General Partner.  Their claims arise from our General Partner’s Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”).  Most claimants allege that phantom units previously awarded to them vested upon the Manchester Change of Control that occurred in July 2008.  One claimant alleges that his phantom units vested upon his termination.  The claimants contend our General Partner’s failure to deliver certificates for the phantom units within 60 days after vesting has caused them to be damaged, and they seek recovery of approximately $2 million in damages and penalties.  On April 30, 2009, all of the wage claims were dismissed on jurisdictional grounds by the Department of Labor.

    On July 8, 2009, the nine executives filed suit against our General Partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against our General Partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees. We have distributed phantom units to certain of the claimants, but the litigation remains pending.  The trial is currently scheduled to commence April 1, 2010.

    The Unsecured Creditors Committee filed an adversary proceeding in connection with the Bankruptcy Cases against Thomas L. Kivisto (a former member of the Board), Gregory C. Wallace (a former member of the Board), and Westback.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx (our General Partner’s former President and Chief Executive Officer) and Alex G. Stallings (our General Partner’s Chief Financial Officer), among others, based upon certain findings and recommendations in the Examiner’s Report (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Examiner”).  On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings have moved to dismiss the claims against them, and the motions are pending.

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

    On July 24, 2009, we filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, we are seeking a declaratory judgment that binders Darwin and Navigators issued to us for three excess insurance policies in our Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009 were valid and enforceable. Darwin and Navigators have taken the position that their respective binders are rescinded or void.  The total amount of insurance at issue is $25.0 million.  The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which we are seeking the recovery of damages and attorneys fees. Navigators and Darwin have answered the petition and filed various claims against us.  The parties are engaged in discovery.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

    During 2008, our common units traded on Nasdaq. Effective at the opening of business on February 20, 2009, trading in our common units was suspended on Nasdaq due to our failure to timely file our periodic reports with the SEC, and our common units were subsequently delisted from Nasdaq.  Our common units are currently traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol BKEP.PK.

    On March 19, 2010, there were 21,727,724 common units outstanding, held by approximately 20 unitholders of record of our common units.  This number does not include unitholders whose units are held in trust by other entities.  The actual number of unitholders is greater than the number of holders of record.  We have also issued 12,570,504 subordinated units, for which there is no established public trading market.  The subordinated units are held by one record holder, Vitol.

    The following table shows the high and low sales prices per common unit, as reported by Nasdaq or the Pink Sheets as well as distributions declared by quarter for the periods indicated.  The quotations from the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Low	High	Cash Distribution per Unit(2)
2008:
First Quarter	$22.20	$29.09	$0.40
Second Quarter	24.50	28.00	—
Third Quarter	3.17	29.50	—
Fourth Quarter	0.87	6.99	—

2009:
First Quarter(1)	1.89	5.99	—
Second Quarter	3.25	6.50	—
Third Quarter	5.14	9.50	—
Fourth Quarter	5.45	10.00	—
____________________
(1)
For the period from January 1, 2008 to February 19, 2009 our common units traded on Nasdaq.  Effective at the opening of business on February 20, 2009, trading in our common units was suspended on Nasdaq and our units have traded on the Pink Sheets since such date.

(2)
We did not make a distribution to our common unitholders, subordinated unitholders or General Partner attributable to the results of operations for the quarter ended June 30, 2008 through the quarter ended December 31, 2009 due to the events of default and covenants under our credit agreement and the uncertainty of our future cash flows.  In addition, we do not currently expect to make a distribution relating to the first quarter of 2010 and may not for the foreseeable future.

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

    Our partnership agreement provides that, during the subordination period, which we are currently in, our common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  We did not make a distribution to our common unitholders, subordinated unitholders or General Partner attributable to the results of operations for the quarter ended June 30, 2008 through the quarter ended December 31, 2009 due to the events of default and restrictive covenants under our credit agreement and the uncertainty of our future cash flows.  After giving effect to the nonpayment of distributions for the quarter ended June 30, 2008 through the quarter ended December 31, 2009, each common unit was entitled to an arrearage of $2.1875, or total arrearages for all common units of $47.5 million based upon 21,727,724 common units outstanding as of March 19, 2010.  In addition, we do not currently expect to make a distribution relating to the first quarter of 2010.  Pursuant to our credit facility, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of December 31, 2009, our leverage ratio was 6.71 to 1.00.  If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.

    In addition, in the event we are not prohibited under our credit facility from paying distributions, the amount of distributions paid under our cash distribution policy and the decision to make any distribution is determined by our General Partner, taking into consideration the terms of our partnership agreement. The Board has broad discretion to establish cash reserves for the proper conduct of our business and for future distributions to our unitholders, and the establishment of those reserves could result in a reduction in cash distributions to our unitholders or no distribution at all.

General Partner Interest and Incentive Distribution Rights.

    Vitol owns our 12,570,504 subordinated units.  During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” units because for a period of time, referred to as the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received the minimum quarterly distribution and any arrearages from prior quarters.  Furthermore, no arrearages will be paid on the subordinated units.

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

    We will make distributions of available cash (as defined in our partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:

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

    The following table shows selected historical financial and operating data of our Predecessor and historical financial and operating data of Blueknight Energy Partners, L.P. for the periods and as of the dates presented.  The historical financial statements for periods prior to the contribution of the assets, liabilities and operations to us by SemCorp on July 20, 2007 reflect the assets, liabilities and operations of our Predecessor, which were contributed to us on a carve out basis prior to the closing of our initial public offering.  We refer to such assets, liabilities and operations as the Crude Oil Business.  The Crude Oil Business had historically been a part of the integrated operations of SemCorp, and neither SemCorp nor our Predecessor recorded revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis. SemCorp and our Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in the historical financial statements of our Predecessor represent services provided to third parties and do not include any revenues for services provided to SemCorp.  In addition, our results of operations for the years ended December 31, 2009 and 2008 were affected by the Bankruptcy Filings and related events, which resulted in decreased revenues and increased expenses (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation —Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Our Revenues,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Our Expenses,” respectively).

    Due to the events related to the Bankruptcy Filings, including uncertainties related to future revenues and cash flows, we do not expect our financial results for the years ended December 31, 2009 or 2008 to be indicative of our future financial results.  Since the Bankruptcy Filings, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  For example, fourth quarter 2009 total revenues are approximately $14.4 million (or approximately 29%) less than second quarter 2008 total revenues (prior to the Bankruptcy Filings), in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our asphalt product storage tanks.  Our future total revenues will be further impacted because, pursuant to the Settlement, SemCorp rejected the Terminalling Agreement and the Throughput Agreement (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Settlement with SemCorp”).  We have entered into crude oil storage and transportation agreements and asphalt leases and storage agreements with third parties, but the revenues received from such agreements are less than the revenues received from SemCorp pursuant to the Terminalling Agreement and the Throughput Agreement.  In addition, we have experienced increased expenses since the Bankruptcy Filings, including increased general and administrative expenses related to the costs of legal and financial advisors and increased interest expense related to the events of default under the credit facility and associated amendments to the credit agreement.  For these reasons and due to the other factors described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Items Impacting the Comparability of Our Financial Results,” our results of operations are not comparable to our Predecessor’s historical results and our historical results may not be indicative of our future results.

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

	Year Ended December 31,
	2005	2006	2007(1)	2008	2009
	(in thousands, except per unit data)
Statement of Operations Data:
Service revenues:
Third party revenue	$20,361	$28,839	$28,303	$48,295	$124,701
Related party revenue(2)	—	—	46,262	143,885	32,075
Total revenue	20,361	28,839	74,565	192,180	156,776
Expenses:
Operating	38,467	51,608	67,182	104,078	96,125
General and administrative	6,280	11,097	13,595	43,085	28,137
Total expenses	44,747	62,705	80,777	147,163	124,262
Gain on settlement transaction	—	—	—	—	2,585
Operating income (loss)	(24,386)	(33,866)	(6,212)	45,017	35,099
Interest expense(3)	2,597	1,989	6,560	26,951	51,399
Income (loss) before income taxes	(26,983)	(35,855)	(12,772)	18,066	(16,300)
Provision for income taxes	—	—	141	291	205
Net income (loss)	$(26,983)	$(35,855)	$(12,913)	$17,775	$(16,505)
General partner interest in net income (loss) for calculation of earnings per unit			$240	$3,646	$(326)
Limited partner interest in net income (loss) for calculation of earnings per unit			$12,965	$14,129	$(16,179)
Basic and diluted net income (loss) per limited partner unit:
Common units			$0.49	$0.45	$(0.47)
Subordinated units			$0.49	$0.45	$(0.47)
Cash distributions per unit to limited partners:(4)
Paid			$0.24	$0.74	$—
Declared			$0.58	$0.40	$—

Balance Sheet Data (at period end):
Property, plant and equipment, net	$64,688	$92,245	$102,239	$284,489	$274,492
Total assets	72,912	104,847	125,482	354,641	310,701
Long-term debt and capital lease obligations	38,849	36,757	91,959	449,221	419,000
Total division equity/partners’ capital (deficit)	28,799	62,146	17,229	(126,643)	(142,179)
____________________
(1)	Net income (loss) and net income (loss) per unit is presented for the period from July 20, 2007 through December 31, 2007.
(2)
We provide services to SemCorp.  For the twelve months ended December 31, 2007, December 31, 2008 and December 31, 2009, we recognized revenues of $46.3 million, $143.9 million and $26.5 million, respectively, for services provided to SemCorp.  Of these amounts, $46.3 million, $143.9 million and $26.3 million are classified as related party revenues for the twelve months ended December 31, 2007, December 31, 2008 and December 31, 2009, respectively.  In the twelve months ended December 31, 2009, $0.2 million of revenue for services provided to SemCorp subsequent to the Vitol Change of Control is classified as third party revenue.  Additionally, we provide crude oil terminalling and storage services to Vitol.  For the twelve months ended December 31, 2008 and December 31, 2009, we recognized revenues of $6.6 million and $9.4 million, respectively, for services provided to Vitol.  Of these amounts, $6.6 million and $8.4 million are classified as third party revenues for the twelve months ended December 31, 2008 and December 31, 2009, respectively.  In the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue.  We provided no services to Vitol during the twelve months ended December 31, 2007.

(3)
Interest expense before July 20, 2007 reflects interest on capital lease obligations and debt payable to SemCorp. Interest expense after July 20, 2007 includes interest expense incurred under our credit facility.

(4)
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

    On July 23, 2007, we completed our initial public offering of common units. In our initial public offering, an aggregate of 14,375,000 common units (including 1,875,000 common units sold pursuant to the full exercise by the underwriters of their over-allotment option) were sold to the public at a price of $22.00 per unit. Upon completion of our initial public offering, we had 14,375,000 common units, 12,570,504 subordinated units and 549,908 general partner units outstanding. The subordinated units and membership interests in our General Partner are owned by Vitol.  Our general partner units are owned by our General Partner.

    The historical financial statements for periods prior to the contribution of the assets, liabilities and operations to us by SemCorp on July 20, 2007 reflect the assets, liabilities and operations of our Predecessor. The following discussion analyzes the historical financial condition and results of operations of us and our Predecessor and should be read in conjunction with our financial statements and notes thereto. In certain circumstances and for ease of reading we discuss the financial results of our Predecessor as being “our” financial results during historical periods when this business was owned by SemCorp.

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

    On November 24, 2009, a subsidiary of Vitol acquired 100% of the membership interests in our General Partner and our outstanding subordinated units in connection with the Vitol Change of Control.  As such, Vitol effectively controls our General Partner and us.  In connection with the Vitol Change of Control, the Board was reconstituted and its management team was reorganized.  See “Item 10. Directors, Executive Officers and Corporate Governance” for more information regarding the reconstitution of the Board and our General Partner’s management team.  Effective upon the Vitol Change of Control, SemCorp ceased to have any ownership interest in us or our General Partner.  Vitol has indicated that it intends to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets.  Vitol owns a diversified portfolio of midstream energy assets in the United States and internationally.  We cannot say with any certainty which, if any, acquisition opportunities may be made available to us or if we will choose to pursue any such opportunity.  In addition, we would likely need to stabilize our business and capital structure before pursuing any such opportunity

    Due to the events related to the Bankruptcy Filings, including decreased revenues in our crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, we continue to face uncertainties with respect to our ability to comply with covenants under our credit facility. These factors raise substantial doubt about our ability to continue as a going concern.   We continue to experience increased expenses as a result of events surrounding the Bankruptcy Cases, including increased expenses under our amended credit facility.  In addition, we could be materially and adversely affected by the securities class action litigation and other actions pending against us.  We can give no assurance as to our ability to raise sufficient capital or revenues to meet our obligations or our ability to continue as a going concern.

Historical Relationship with SemCorp

    We were formed in 2007 as an indirect subsidiary of SemCorp.  In July, 2007, we issued 12,500,000 common units, representing limited partner interests, and 12,570,504 subordinated units, representing additional limited partner interests, to SemGroup Holdings, which was an affiliate of SemCorp and 549,908 general partner units representing a 2% general partner interest to our General Partner. SemGroup Holdings then completed a public offering of 12,500,000 common units at a price of $22 per unit. In addition, we issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option. We did not receive any proceeds from the common units sold by SemGroup Holdings. We received net proceeds of approximately $38.7 million after deducting underwriting discounts from the sale of common units in connection with the exercise of the underwriters’ over-allotment option. We used these net proceeds to reduce outstanding borrowings under our credit facility.  In connection with our initial public offering, we entered into the Throughput Agreement with SemCorp under which we provided crude oil gathering and transportation and terminalling and storage services to SemCorp.  The Throughput Agreement was subsequently rejected by SemCorp in connection with the Bankruptcy Cases.  At the time of our initial public offering, SemCorp controlled the Board and effectively controlled our operations.

    On February 20, 2008, we purchased land, receiving infrastructure, storage tanks, machinery, pumps and piping at 46 liquid asphalt cement and residual fuel oil terminalling and storage facilities (the “Acquired Asphalt Assets”) from SemCorp for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition was reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of SemCorp, which was approximately $145.5 million, with the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital as a distribution to SemCorp.  In conjunction with the purchase of the Acquired Asphalt Assets, we amended our existing credit facility to increase the borrowing capacity thereunder. Concurrently, we issued 6,000,000 common units in an underwritten public offering, receiving proceeds, net of underwriting discounts and offering-related costs, of $137.2 million. Our General Partner also made a capital contribution of $2.9 million to maintain its 2.0% general partner interest in us. On March 5, 2008, we issued an additional 900,000 common units in an underwritten public offering, receiving proceeds, net of underwriting discounts, of $20.6 million, in connection with the underwriters’ exercise of their over-allotment option in full. Our General Partner made a corresponding capital contribution of $0.4 million to maintain its 2.0% general partner interest in us.  In connection with the acquisition of the Acquired Asphalt Assets, we entered into the Terminalling Agreement with SemCorp and certain of its subsidiaries under which we provided liquid asphalt cement terminalling and storage and throughput services to SemCorp.  The Terminalling Agreement was subsequently rejected by SemCorp in connection with the Bankruptcy Cases.  The Board approved the acquisition of the Acquired Asphalt Assets as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets was fair, from a financial point of view, to us.

    On May 12, 2008, we purchased the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that originates in Ardmore, Oklahoma and terminates in Drumright, Oklahoma as well as other real and personal property related to the pipeline (the “Acquired Pipeline Assets”) from SemCorp for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs.  We have suspended capital expenditures on this pipeline due to the continuing impact of the Bankruptcy Filings.  Management currently intends to put the asset into service during the fourth quarter of 2010.  The Board approved the acquisition of the Acquired Pipeline Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Pipeline Assets was fair, from a financial point of view, to us.

    On May 30, 2008, we purchased certain land, crude oil storage and terminalling facilities with an aggregate of approximately 2.0 million barrels of storage capacity and related assets located at the Cushing Interchange from SemCorp and we assumed a take-or-pay, fee-based, third party contract with Vitol through August 2010 relating to the 2.0 million barrels of storage capacity (the “Acquired Storage Assets”) from SemCorp for aggregate consideration of $90.3 million, including $0.3 million of acquisition-related costs.  The Board approved the acquisition of the Acquired Storage Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Storage Assets was fair, from a financial point of view, to us.

    On July 22, 2008 and thereafter, SemCorp and certain of its subsidiaries made the Bankruptcy Filings.  SemCorp and its subsidiaries continued to operate their businesses and own and manage their properties as debtors-in-possession in the Bankruptcy Cases. None of us, our General Partner, our subsidiaries nor the subsidiaries of our General Partner were debtors in the Bankruptcy Cases.  On December 1, 2009, SemCorp announced that it had emerged from bankruptcy as a newly reorganized corporation and had changed its name from SemGroup, L.P. to SemGroup Corporation.  Because of our historical contractual relationships with SemCorp and certain of its subsidiaries, the Bankruptcy Filings have adversely impacted us and may in the future impact us in various ways, including the items discussed herein.

Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events

Settlement with SemCorp

    In April, 2009, we entered into the Settlement with SemCorp.  The Settlement provided for the following:

•	we transferred certain crude oil storage assets located in Kansas and northern Oklahoma to SemCorp;

•	SemCorp transferred ownership of 355,000 barrels of crude oil tank bottoms and line fill to us;

•	SemCorp rejected the Throughput Agreement;

•	we and one of our subsidiaries obtained a $20 million unsecured claim against SemCorp and certain of its subsidiaries relating to rejection of the Throughput Agreement;

•
we and SemCorp entered into a Throughput Agreement (the “New Throughput Agreement”) pursuant to which we provide certain crude oil gathering, transportation, terminalling and storage services to SemCorp;

•	we offered employment to certain crude oil employees;

•	SemCorp transferred its asphalt assets that are connected to the Acquired Asphalt Assets to us;

•	SemCorp rejected the Terminalling Agreement;

•	one of our subsidiaries obtained a $35 million unsecured claim against SemCorp and certain of its subsidiaries relating to rejection of the Terminalling Agreement;

•
we and SemCorp entered into a Terminalling and Storage Agreement (the “New Terminalling Agreement”) pursuant to which we provided liquid asphalt cement terminalling and storage services for SemCorp’s remaining asphalt inventory;

•
we and SemCorp entered into an Access and Use Agreement (the “New Access and Use Agreement”) pursuant to which we allowed SemCorp access rights to our asphalt facilities relating to its existing asphalt inventory;

•	SemCorp agreed to remove all of its remaining asphalt inventory from our asphalt storage facilities no later than October 31, 2009;

•	SemCorp rejected the Amended Omnibus Agreement;

•	we and SemCorp entered into a Shared Services Agreement (the “Shared Services Agreement”) pursuant to which SemCorp provides certain operational services for us;

•
we and SemCorp entered into a Transition Services Agreement (the “Transition Services Agreement”) pursuant to which SemCorp provided certain corporate, crude oil and asphalt transition services, in each case for a limited amount of time, to us;

•	other than as provided above, we and SemCorp entered into mutual releases of claims relating to the rejection of the Terminalling Agreement, the Throughput Agreement and the Amended Omnibus Agreement;

•	certain pre-petition claims by SemCorp and us were netted and waived;

•
we and SemCorp resolved certain remaining issues related to the contribution of crude oil assets to us in connection with our initial public offering, our acquisition of the Acquired Asphalt Assets, our acquisition of the Acquired Pipeline Assets and our acquisition of the Acquired Storage Assets, including the release of claims relating to such acquisitions; and

•
we and SemCorp entered into a Trademark License Agreement (the “Trademark Agreement”) which provided us with a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup”, and the corresponding mark until December 31, 2009, and SemCorp waived claims for infringement relating to such trade names and mark prior to the date of such license agreement (we subsequently changed our name to Blueknight Energy Partners, L.P. in December 2009).

    We accounted for the Settlement as an exchange of nonmonetary assets. Accordingly, the accounting for the Settlement was based upon the fair value of the assets we transferred to SemCorp. These assets included the Transferred Settlement Assets (fair value of $5.5 million) and a receivable for March, 2009, services provided to SemCorp (fair value of $4.0 million). The fair value was allocated to the assets that we received in the Settlement, with $7.5 million recorded to pipeline linefill and tank bottoms, $1.7 million to the asphalt assets, and $0.3 million to the received pipeline easements. The fair value of the transferred settlement assets exceeded their book value, which resulted in our recording a gain of approximately $2.6 million.  Please see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements Related to the Settlement with SemCorp” for more detailed descriptions of the agreements that were entered into in connection with the Settlement.

Claims Against and by SemCorp’s Bankruptcy Estate

    In connection with the Settlement, we and SemCorp entered into mutual releases regarding certain claims.  In addition, the Settlement provided that we have a $35 million unsecured claim against SemCorp relating to rejection of the Terminalling Agreement and a $20 million unsecured claim against SemCorp relating to rejection of the Throughput Agreement.  Pursuant to SemCorp’s joint plan of reorganization confirmed by the Bankruptcy Court (the “Reorganization Plan”), our claims were significantly impaired, and we will recover substantially less than the nominal value of such claims, if we recover anything at all.

Examiner

    In 2008, the United States Trustee appointed Louis J. Freeh, former director of the Federal Bureau of Investigation, as an examiner (the “Examiner”) in the Bankruptcy Cases.  The Examiner was directed by the Bankruptcy Court to (i) investigate the circumstances surrounding SemCorp’s trading strategy, the transfer of the New York Mercantile Exchange account, certain insider transactions, the formation of us, the potential improper use of borrowed funds and funds generated from SemCorp’s operations and the liquidation of its assets to satisfy margin calls related to the trading strategy for SemCorp and certain entities owned or controlled by SemCorp’s officers and directors and (ii) determine whether any directors, officers or employees of SemCorp participated in fraud, dishonesty, incompetence, misconduct, mismanagement, or irregularity in the management of the affairs of SemCorp and whether SemCorp’s estates have causes of action against such persons arising from any such participation. On April 15, 2009, the Examiner filed a report summarizing the findings of his investigation with the Bankruptcy Court (the “Examiner’s Report”).

    The Examiner’s Report identified potential claims or causes of action against current and former officers of our general partner who were former officers and/or directors of SemCorp, including (i) against Kevin L. Foxx, who served as our General Partner’s President and Chief Executive Officer until November 30, 2009, for his failure to develop a suitable risk management policy or integrate a suitable risk management policy into SemCorp’s business controls, and for his failure to comply with the risk management policy that did exist, thereby subjecting SemCorp to increased risk and (ii) against Alex G. Stallings, who serves as our General Partner’s Chief Financial Officer and Secretary, for his failure to stop Thomas L. Kivisto from engaging in trading activity on his own behalf through Westback Purchasing Company, L.L.C. (“Westback”), a limited liability trading partnership that Mr. Kivisto owned and controlled, thereby subjecting SemCorp to increased risk and losses.  In addition, the Examiner’s Report criticized Mr. Foxx for certain conflicts of interest with entities that he or his family invested in and that had a business relationship with SemCorp.  Additionally, the Examiner’s Report identified a number of potential claims or causes of action against Mr. Kivisto and Gregory C. Wallace, who are former directors of our General Partner and former officers of SemCorp, including, without limitation, for negligence and mismanagement, fraud and false statements, conversion and corporate waste, unjust enrichment, breach of fiduciary duties and breach of contract.

    The Examiner did not perform a detailed analysis applying the elements of any of the causes of action identified in the Examiner’s Report to the facts of SemCorp’s Bankruptcy Cases or otherwise evaluate the strength of any particular claims SemCorp’s bankruptcy estate may have.  In addition, the Examiner did not analyze potential defenses that may be available with respect to these causes of action.

    The Examiner’s Report and related exhibits are publicly available at www.kccllc.net/SemGroup.

Bankruptcy Adversary Proceeding

    The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with the Bankruptcy Cases  against Thomas L. Kivisto (a former member of the Board), Gregory C. Wallace (a former member of the Board), and Westback.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx (our General Partner’s former President and Chief Executive Officer) and Alex G. Stallings (our General Partner’s Chief Financial Officer), among others, based upon certain findings and recommendations in the Examiner’s Report described above (see “—Examiner”). On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings have moved to dismiss the claims against them, and the motions are pending.

Board and Management Composition

    On July 18, 2008, Manchester and Alerian, as lenders to SemGroup Holdings, which at such time was the owner of our General Partner, exercised certain rights described below under a Loan Agreement and a Pledge Agreement, each dated June 25, 2008 (the “Holdings Credit Agreements”), that were triggered by certain events of default under the Holdings Credit Agreements.  On July 18, 2008, Manchester and Alerian exercised their right under the Holdings Credit Agreements in connection with certain events of default thereunder to vote the membership interests of our General Partner in order to reconstitute the Board resulting in the Manchester Change of Control.

    On March 20, 2009, Alerian transferred its interest in the Holdings Credit Agreements to Manchester.  The Holdings Credit Agreements were secured by our subordinated units and incentive distribution rights and the membership interests in our General Partner that were owned by SemGroup Holdings.  Neither we nor our General Partner was a party to the Holdings Credit Agreements or the related loan documents.

    On November 24, 2009, Manchester sold the interests in our General Partner and our subordinated units and incentive distribution rights to Vitol in connection with the Vitol Change of Control.  In connection with the Vitol Change of Control, the Board was reconstituted and its management team was reorganized.  Neither we nor our General Partner were party to the agreements related to the Vitol Change of Control.

Operation and General Administration of the Partnership

    As is the case with many publicly traded partnerships, we did not historically directly employ any persons responsible for managing or operating us or for providing services relating to day-to-day business affairs.  Pursuant to the Amended Omnibus Agreement, SemCorp operated our assets and performed other administrative services for us such as accounting, legal, regulatory, development, finance, land and engineering.  The events related to the Bankruptcy Filings terminated SemCorp’s obligations to provide services to us under the Amended Omnibus Agreement.  SemCorp continued to provide such services to us until the effective date of the Settlement at which time SemCorp rejected the Amended Omnibus Agreement and we and SemCorp entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services.   SemCorp continues to provide services to us pursuant to the Shared Services Agreement.  We are in the process of transitioning to us the services provided by SemCorp under the Shared Services Agreement.  Any reductions in critical personnel who provide such services to us or any increased costs to replace such personnel could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

Credit Facility

    As described below, in connection with the events related to the Bankruptcy Filings, certain events of default occurred under our credit agreement.  Subsequently, we entered into various amendments to our credit agreement.  See “Item 7. Management’s Discussion and Analysis of Financial Condition—Liquidity and Capital Resources” for more information regarding our credit facility and amendments thereto.

Distributions to Our Unitholders

    We did not make a distribution to our common unitholders, subordinated unitholders or our General Partner attributable to the results of operations for the quarter ended June 30, 2008 through the quarter ended December 31, 2009 due to the events of default and restrictive covenants under our credit agreement and the uncertainty of our future cash flows.  In addition, we do not currently expect to make a distribution relating to the first quarter of 2010 and may not for the foreseeable future.  Our unitholders will be required to pay taxes on their share of our taxable income even though they did not receive a cash distribution for the applicable periods.  Pursuant to our credit facility, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of December 31, 2009 our leverage ratio was 6.71 to 1.00. If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.

    Our partnership agreement provides that, during the subordination period, which we are currently in, our common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  After giving effect to the nonpayment of distributions for the quarter ended June 30, 2008 through the quarter ended December 31, 2009, each common unit was entitled to an arrearage of $2.1875, or total arrearages for all common units of $47.5 million based upon 21,727,724 common units outstanding as of March 19, 2010.  Please see “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Distributions of Available Cash” for further discussion regarding distributions to our unitholders.

Nasdaq Delisting

    Effective at the opening of business on February 20, 2009, trading in our common units was suspended on the Nasdaq Global Market (“Nasdaq”) due to our failure to timely file our periodic reports with the SEC, and our common units were subsequently delisted from Nasdaq.  Our common units are currently traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol BKEP.PK.  The fact that our common units are not listed on a national securities exchange is likely to make trading such common units more difficult for broker-dealers, unitholders and investors, potentially leading to further declines in the price of our common units.  In addition, it may limit the number of institutional and other investors that will consider investing in our common units, which may have an adverse effect on the price of our common units.  It may also make it more difficult for us to raise capital in the future.  We can give no assurance that we will be able to relist our common units on Nasdaq or any other national securities exchange, and we may face a lengthy process to relist our common units if we are able to relist them at all.

Our Revenues

    Prior to the Order and the Settlement, SemCorp was obligated to pay us minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services were actually utilized by SemCorp.  As described above, the Order required SemCorp to make certain payments under the Throughput Agreement and Terminalling Agreement during a portion of the third and fourth quarters of 2008, including the contractual minimum payments under the Terminalling Agreement.  In connection with the Settlement, we waived the fees due under the Terminalling Agreement during March 2009.  In addition, SemCorp rejected the Throughput Agreement and the Terminalling Agreement.  Also in connection with the Settlement, SemCorp transferred certain asphalt assets to us that were connected to our existing asphalt assets.  The transfer of SemCorp’s asphalt assets in connection with the Settlement provides us with outbound logistics for our existing asphalt assets and, therefore, allows us to provide asphalt services for third parties.

    We have been pursuing opportunities to provide crude oil terminalling and storage services and crude oil gathering and transportation services to third parties. As a result of new crude oil third-party storage contracts, we increased our crude oil third-party terminalling and storage revenue from approximately $1.0 million, or approximately 10% of total terminalling and storage revenue during the second quarter of 2008 (prior to the Bankruptcy Filings), to approximately $10.0 million, or approximately 99% of total terminalling and storage revenue for the fourth quarter of 2009.

    In addition, as a result of new third-party crude oil transportation contracts and reduced commitments of usage by SemCorp under the Throughput Agreement, we increased our third-party gathering and transportation revenue from approximately $5.0 million, or approximately 21% of total gathering and transportation revenue during the second quarter of 2008 (prior to the Bankruptcy Filings), to approximately $12.3 million, or approximately 98% of total gathering and transportation revenue for the fourth quarter of 2009.

    The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in SemCorp’s crude oil services provided due to the termination of the monthly contract minimum revenues under the Throughput Agreement in September 2008.  Average rates for the new third-party crude oil terminalling and storage and gathering and transportation contracts are comparable with those previously received from SemCorp.  However, the volumes being terminalled, stored, gathered and transported have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  For example, fourth quarter 2009 total revenues are approximately $14.4 million (or approximately 29%) less than second quarter 2008 (prior to the Bankruptcy Filings) total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our asphalt product storage tanks.

    The majority of the leases and storage agreements related to our asphalt facilities were effective during May 2009 and extend through December 31, 2011.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.  The revenues we receive pursuant to these leases and storage agreements are less than the revenues received under the Terminalling Agreement with SemCorp.  We expect annual revenues from these leases and storage agreements to be approximately $40 million.

    We are continuing to pursue additional contracts with third parties; however, these additional efforts may not be successful.   In addition, certain third parties may be less likely to enter into business transactions with us due to our financial condition and our prior affiliation with SemCorp and negative goodwill associated with the Bankruptcy Filings.  If we are unable to generate sufficient third party revenues, we will continue to experience lower volumes in our system which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

Our Expenses

    Events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue strategic opportunities have resulted in increased expenses beginning in the third quarter of 2008, due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Long-Term Incentive Plan as described in Note 12 to our Consolidated Financial Statements) increased by approximately $2.8 million, or approximately 122%, to approximately $5.1 million for the fourth quarter of 2009, compared to $2.3 million in the second quarter of 2008 (prior to the Bankruptcy Filings).  We expect this increased level of general and administrative expenses to continue throughout 2010.

    Our financial results as of December 31, 2009, reflect a $0.4 million allowance for doubtful accounts related to amounts due from third parties as of December 31, 2009.  The allowance is related primarily to amounts due from third parties and was established as a result of certain third party customers netting amounts due them from SemCorp with amounts due to us.  Due to the Manchester Change of Control, all outstanding awards under the Long-Term Incentive Plan vested on July 18, 2008, resulting in an incremental $18.0 million in non-cash compensation expense for the twelve months ended December 31, 2008.  Due to the Vitol Change of Control, all outstanding awards under the Long-Term Incentive Plan vested on November 24, 2009, resulting in an incremental $0.1 million in non-cash compensation expense for the twelve months ended December 31, 2009.

    In addition, we have experienced increased interest expenses and other costs due to the events of default that existed under our credit agreement and the entering into associated amendments to our credit agreement.  Please see “—Liquidity and Capital Resources” for a discussion of these agreements and the associated expenses.

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

    We have entered into storage contracts and leases with third party customers with respect to substantially all of our asphalt facilities. At the time of entering into such agreements, it was unclear under current tax law as to whether the rental income from the leases, and whether the fees attributable to certain of the processing services we provide under certain of the storage contracts, constitute “qualifying income.” In the second quarter of 2009, we submitted a request for a ruling from the IRS that rental income from the leases constitutes “qualifying income.” In October, 2009, we received a favorable ruling from the IRS. As part of this ruling, however, we agreed to transfer, and have transferred, certain of our asphalt processing assets and related fee income, to a subsidiary taxed as a corporation. Such subsidiary will be required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates. Distributions from such subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of such subsidiary will flow through to our unitholders. If a material amount of entity-level taxes are incurred by such subsidiary, then our cash available for distribution to its unitholders could be substantially reduced.  We do not anticipate future entity-level taxes incurred by such subsidiary to be significant.

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

•
Asphalt services.    Our 46 asphalt cement terminals are located in 23 states and as such are well positioned to provide asphalt services in the market areas they serve throughout the continental United States.  With our approximately 7.4 million barrels of total asphalt product and residual fuel oil storage capacity, we are able to provide our customers the ability to effectively manage their asphalt product storage and processing and marketing activities.  As of December 31, 2009, we have entered into storage contracts or leases with third party customers relating to 45 of our 46 asphalt facilities.

•
Crude oil terminalling and storage assets and services.    We provide crude oil terminalling and storage services at our terminalling and storage facilities located in Oklahoma and Texas. We currently own and operate an aggregate of approximately 8.2 million barrels of storage capacity. Of this storage capacity, approximately 6.7 million barrels are located at our terminal in Cushing, Oklahoma. Our Cushing terminal is strategically located within the Cushing Interchange, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all New York Mercantile Exchange, or NYMEX, crude oil futures contracts. Our terminals have a combined capacity to receive or deliver approximately 10.0 million barrels of crude oil per month. We also own approximately 26 acres of additional land within the Cushing Interchange where we can develop additional storage capacity.

•
Crude oil gathering and transportation assets and services.    We own and operate two pipeline systems, the Mid-Continent system and the Longview system, collectively consisting of approximately 1,150 miles of pipelines that gather crude oil for our customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by us and others. Our pipeline gathering and transportation system located in Oklahoma and the Texas Panhandle, which we refer to as the Mid-Continent system, has a combined length of approximately 820 miles. Our second pipeline gathering and transportation system located in East Texas, which we refer to as the Longview system, consists of approximately 330 miles of tariff-regulated crude oil gathering pipeline. In addition to our pipelines, we use our approximately 185 owned or leased tanker trucks to gather crude oil in Kansas, Oklahoma, Texas, New Mexico and Colorado for our customers at remote wellhead locations generally not connected to pipeline and gathering systems and transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems. In connection with our gathering services, we also provide a number of producer field services, ranging from gathering condensates from natural gas producers to hauling production waste water to disposal wells.

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

Additional Items Impacting the Comparability of Our Financial Results

    In addition to the impacts on our future results of operations described above, our future results of operations and cash flows may not be comparable to the historical results of operations for the periods presented below for our Predecessor, for the reasons described below.  The historical financial statements for periods prior to the contribution of the assets, liabilities and operations to us by SemCorp on July 20, 2007, reflect the assets, liabilities and operations of our Predecessor.

•	There are differences in the way our Predecessor recorded revenues and the way we record revenues.

•
From our initial public offering until the Bankruptcy Filings, a substantial portion of our revenues were derived from services provided to the crude oil purchasing, marketing and distribution operations of SemCorp pursuant to the Throughput Agreement. Under the Throughput Agreement, SemCorp paid us a fee for gathering, transportation, terminalling and storage services based on volume and throughput. In rendering these services, we did not take title to, or marketing responsibility for, the crude oil that we gathered, transported, terminalled or stored and, therefore, we had minimal direct exposure to changes in crude oil prices.

•
Prior to our initial public offering, the Crude Oil Business had historically been a part of the integrated operations of SemCorp, and neither SemCorp nor our Predecessor recorded revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis. SemCorp and our Predecessor recognized only the costs associated with providing such services. As such, the revenues we received under the Throughput Agreement are not reflected in the historical financial statements of our Predecessor.

•	our Predecessor recognized revenues from third parties for (1) crude oil storage services, (2) crude oil transportation services and (3) crude oil producer field services.

•	There are differences in the way general and administrative expenses were allocated to our Predecessor and the way we recognize general and administrative expenses.

•
General and administrative expenses include office personnel and benefit expenses, costs related to our administration facilities, and insurance, accounting and legal expenses, including costs allocated by SemCorp for centralized general and administrative services performed by SemCorp. Prior to our initial public offering, such costs were allocated to our Predecessor based on the nature of the respective expenses and its proportionate share of SemCorp’s head count, compensation expense, net revenues or square footage as appropriate.

•
We were party to an Omnibus Agreement with SemCorp.  The Omnibus Agreement was amended (the “Amended Omnibus Agreement”) in connection with the purchase of the Acquired Asphalt Assets to, among other things, increase the fixed administrative fee payable under such agreement from $5.0 million per year to $7.0 million per year. Pursuant to the Amended Omnibus Agreement, we were required to pay SemCorp this fixed administrative fee for the provision by our General Partner and SemCorp of various general and administrative services to us for three years following the acquisition of our asphalt assets.  The events related to the Bankruptcy Filings terminated SemCorp’s obligations to provide services to us under the Amended Omnibus Agreement.  SemCorp continued to provide such services to us until the effective date of the Settlement at which time SemCorp rejected the Amended Omnibus Agreement and we and SemCorp entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see “—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Settlement with SemCorp”).  For a more complete description of the Amended Omnibus Agreement, see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements Related to Our Acquisition of the Asphalt Assets —Amended Omnibus Agreement.”

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

•
Our Predecessor had $31.2 million in debt payable to SemCorp which was not assumed by us in our initial public offering. We entered into a $250.0 million five-year credit facility and borrowed $137.5 million under that facility and used net proceeds of approximately $38.7 million from the issuance of 1,875,000 common units pursuant to the underwriters’ exercise of their over-allotment option in our initial public offering to reduce outstanding borrowings under our credit facility.  In connection with the purchase of our Acquired Asphalt Assets, we amended our credit facility to increase our borrowing capacity thereunder.  This borrowing capacity has subsequently been reduced as described in “—Liquidity and Capital Resources.”

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

    Credit Facility Restrictions.  We expect that for the foreseeable future, substantially all of our cash generated from operations will be used to reduce our debt.  Among other things, our credit facility requires us to make (i) minimum quarterly amortization payments on March 31, 2010, in the amount of $2.0 million, June 30, 2010, in the amount of $2.0 million, September 30, 2010, in the amount of $2.5 million, December 31, 2010, in the amount of $2.5 million and March 31, 2011, in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 75% of excess cash flow (as defined in the Credit Agreement Amendment).  Our credit facility prohibits us from making draws under the revolving credit facility if we would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.  In addition, pursuant to our credit facility, our revolving credit facility is limited to $40.0 million.  These restrictions may prevent us making capital expenditures or growing our business.  Furthermore, our credit facility, as amended, requires us to comply with certain restrictive financial covenants, including minimum interest coverage ratios and maximum leverage ratios (see “—Liquidity and Capital Resources” and Note 7 to our Consolidated Financial Statements).  Failure to comply with these covenants may result in an event of default under our credit facility and may have a material adverse impact on our ability to meet our capital requirements.

    Distributions to our Unitholders. Pursuant to our credit facility, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of December 31, 2009, our leverage ratio was 6.71 to 1.00. If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.  If we are permitted to make distributions to our unitholders under our credit facility, we expect that we will distribute to our unitholders most of the cash generated by our operations.  In such a case, we expect that we will rely upon external financing sources, including commercial bank borrowings and other debt and equity issuances, to fund our acquisition and expansion capital expenditures, as well as our working capital needs.

Results of Operations

    The following table and discussion is a summary of our results of operating for each of the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$7,857	$13,877	$39,662
Related party(1)	16,894	28,089	3,638
Total crude oil terminalling and storage	24,751	41,966	43,300
Crude oil gathering and transportation revenues:
Third party	20,446	34,416	49,149
Related party(1)	29,368	49,953	6,613
Total crude oil gathering and transportation	49,814	84,369	55,762
Asphalt services revenues:
Third party	-	2	35,890
Related party(1)	-	65,843	21,824
Total asphalt services	-	65,845	57,714
Total revenues	74,565	192,180	156,776

Operating expenses:
Crude oil terminalling and storage	4,863	6,314	7,525
Crude oil gathering and transportation	62,319	66,006	53,941
Asphalt services	-	31,758	34,659
Total operating expenses	67,182	104,078	96,125

Gain on settlement transaction	-	-	2,585

General and administrative expenses	13,595	43,085	28,137

Operating income (loss)	(6,212)	45,017	35,099
Interest expense	6,560	26,951	51,399
Income tax expense	141	291	205
Net income (loss)	$(12,913)	$17,775	$(16,505)
____________________
(1)
We provide services to SemCorp.  For the twelve months ended December 31, 2007, 2008 and 2009, we recognized revenues of $46.3 million, $143.9 million and $26.5 million, respectively, for services provided to SemCorp.  Of these amounts, $46.3 million, $143.9 million and $26.3 million are classified as related party revenues for the twelve months ended December 31, 2007, 2008 and 2009, respectively.  In the twelve months ended December 31, 2009, $0.2 million of revenue for services provided to SemCorp subsequent to the Vitol Change of Control is classified as third party revenue.  Additionally, we provide crude oil terminalling and storage services to Vitol.  For the twelve months ended December 31, 2008 and 2009, we recognized revenues of $6.6 million and $9.4 million, respectively, for services provided to Vitol.  Of these amounts, $6.6 million and $8.4 million are classified as third party revenues for the twelve months ended December 31, 2008 and 2009, respectively.  In the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue.  We provided no services to Vitol during the twelve months ended December 31, 2007.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

    Service revenues. Service revenues, including fuel surcharge revenues of $5.1 million related to fuel and power consumed to operate our asphalt product storage tanks, were $156.8 million for the twelve months ended December 31, 2009, compared to $192.2 million for the twelve months ended December 31, 2008, a decrease of $35.4 million, or 18%.

    Crude oil terminalling and storage revenues increased by $1.3 million to $43.3 million for the twelve months ended December 31, 2009, compared to $42.0 million for the twelve months ended December 31, 2008.  In connection with the Bankruptcy Filings, SemCorp rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to other third party customers.  This resulted in a 186% increase in our crude oil terminalling and service revenues related to third parties other than SemCorp during the year ended December 31, 2009, as compared to the year ended December 31, 2008.  We expect this increased amount of third party revenue to continue in the foreseeable future.

    Our crude oil gathering and transportation services revenue decreased by $28.6 million to $55.8 million for twelve months ended December 31, 2009, compared to $84.4 million for the twelve months ended December 31, 2008, primarily due to the rejection of the Throughput Agreement by SemCorp.  We have begun to replace this business with services provided to third party customers, which has resulted in a 43% increase in our oil gathering and transportation revenues related to third parties other than SemCorp during the year ended December 31, 2009, as compared to the year ended December 31, 2008.

    We acquired our asphalt assets from SemCorp in February, 2008, and in March, 2009, in connection with the Settlement.  Our asphalt services revenue decreased by $8.1 million to $57.7 million for the twelve months ended December 31, 2009, compared to $65.8 million for twelve months ended December 31, 2008.  All of the 2008 asphalt services revenue was generated under the Terminalling Agreement with SemCorp, compared to 38% of our asphalt service revenues that were generated under the Terminalling Agreement in 2009 prior to SemCorp’s rejection of the Terminalling Agreement.

Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses decreased by $8.0 million, or 8%, to $96.1 million for the twelve months ended December 31, 2009, including $5.1 million of fuel and power expense to operate our asphalt product storage tanks, compared to $104.1 million for the twelve months ended December 31, 2008.

Crude oil terminalling and storage operating expenses increased by $1.2 million to $7.5 million for the twelve months ended December 31, 2009, compared to $6.3 million for the twelve months ended December 31, 2008, primarily as a result of an increase in depreciation of $0.6 million related primarily to the Acquired Storage Assets, a $0.3 million increase in property taxes, and a $0.4 million increase in incentive compensation. Other compensation expenses increased by $0.3 million due primarily to the direct employment of employees rather than through shared services with SemCorp.  This resulted in a corresponding decrease in shared service expenses of $0.2 million.  Repair and maintenance related expenses increased by $0.5 million to $1.2 million for the twelve months ended December 31, 2009.

Our crude oil gathering and transportation operating expenses decreased by $12.1 million to $53.9 million for the twelve months ended December 31, 2009, compared to $66.0 million for the twelve months ended December 31, 2008.  Fuel expense decreased $5.0 million due to a decrease in the utilization of our gathering and transportation assets and decreasing fuel prices.  In addition, we also experienced decreases in compensation expense of $3.3 million, maintenance and repairs expense of $0.7 million, and pipeline drag reducing agent expense of $0.5 million as a result of the decrease in utilization of our gathering and transportation assets.  Our financial results for 2008, include $0.6 million of expense related to the establishment of an allowance for doubtful accounts related to amounts due from third parties.  The allowance was established as a result of certain third party customers netting amounts due them from SemCorp with amounts due to us.  We recorded no incremental allowances for doubtful accounts in the twelve months ended December 31, 2009.  Lease expenses incurred in connection with our crude oil transport trucks and trailers increased by $0.3 million as a result of replacing units that were previously financed under capital leases with units under operating leases.  Our insurance premiums expense increased by $0.4 million as a result of increased rates under renewed policies.  Expenses incurred for services provided to our gathering and transportation segment by SemCorp under shared service agreements decreased by $0.9 million to $1.5 million for the twelve months ended December 31, 2009.  Depreciation expense for our gathering and transportation segment decreased $1.1 million during the twelve months ended December 31, 2009, to $5.8 million primarily as a result of a decrease in the number of transportation trucks and trailers financed under capital leases.  We incurred an additional $1.4 million in 2009 amortization expense due to impairment of our intangible assets.

Asphalt services operating expenses increased by $2.9 milllion to $34.7 million for the twelve months ended December 31, 2009, compared to $31.8 million for the twelve months ended December 31, 2008.  The overall increase in operating expenses related to our asphalt services was primarily the result of 2008 representing a partial year of operations as we purchased the Acquired Asphalt Assets in February, 2008.  This was further impacted by our receiving additional asphalt assets in the Settlement.  Property taxes increased by $1.6 million to $3.8 million for the twelve months ended December 31, 2009, for the above noted reasons.  In addition, depreciation expense increased by $1.9 million to $12.1 million for the twelve months ended December 31, 2009, due both to 2008 being an incomplete year of operations and our receiving additional asphalt assets in the Settlement.

Gain on settlement transaction. Operating income for the twelve months ended December 31, 2009, includes a $2.6 million gain recognized in connection with the Settlement. We have accounted for the assets transferred pursuant to the Settlement as an exchange of nonmonetary assets. Accordingly, we recorded the crude oil assets and the asphalt assets received in the Settlement at the fair value of the transferred settlement assets. The fair value of these assets resulted in our recording a gain of $2.6 million in the twelve months ended December 31, 2009.

General and administrative expenses. General and administrative expenses decreased by $15.0 million, or 35%, to $28.1 million for the twelve months ended December 31, 2009 compared to $43.1 million for the twelve months ended December 31, 2008.  As a result of the Manchester Change of Control that occurred in July, 2008, we recognized an incremental $18.0 million in non-cash compensation expense due to the vesting of all outstanding awards under the Long-Term Incentive Plan at the time of the Manchester Change of Control.  In addition, expenses incurred for services provided by SemCorp decreased by $4.3 million in 2009, as compared to 2008, as a result of our transitioning away from SemCorp.  These decreases were partially offset by increases in 2009 in employee compensation expenses of $4.1 million and insurance premiums of $1.0 million due to directly employing employees whose services were previously provided by SemCorp.  Also, as a result of transitioning away from SemCorp, we incurred information technology expenses of $0.5 million in 2009.  Information technology services were previously included in the services provided by SemCorp under the Amended Omnibus Agreement.  Legal expenses related to events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue strategic opportunities increased by $2.1 million to $7.7 million for the twelve months ended December 31, 2009, compared to $5.6 million for the twelve months ended December 31, 2008.  We also incurred $0.2 million in office rent expense in 2009 that was formerly included in the fees paid under the Amended Omnibus Agreement.

Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility, the amortization of debt issuance costs and the impact of interest rate swap agreements. Interest expense increased by $24.5 million to $51.4 million for the twelve months ended December 31, 2009, compared to $26.9 million for the twelve months ended December 31, 2008. The increase was primarily due to an increase in the average interest rate we incurred on our borrowings for the twelve months ended December 31, 2009, compared to the twelve months ended December 31, 2008, which accounted for approximately $13.5 million of the increase in interest expense, net of capitalized interest. An increase in average long-term borrowings outstanding from 2008 to 2009 resulted in an additional $3.2 million increase in interest expense for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008.  Furthermore, other interest expense increased by $6.7 million from income of $0.4 million related to interest rate swaps for 2008 to $6.3 million in expense as a result of incremental amortization of debt issuance costs in 2009, due to the amendment of our credit facility.  In addition, the twelve months ended December 31, 2008 included decreases in interest expense due to capitalized interest of $0.9 million and other interest income of $0.2 million, while the twelve months ended December 31, 2009 had no capitalized interest or other interest income.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

    Service revenues. Service revenues, including fuel surcharge revenues of $12.9 million in 2008, related to fuel and power consumed to operate our asphalt product storage tanks, were $192.2 million for the twelve months ended December 31, 2008, compared to $74.6 million for the twelve months ended December 31, 2007, an increase of $117.6 million, or 158%. Crude oil terminalling and storage revenues increased by $17.2 million to $42.0 million for the twelve months ended December 31, 2008, compared to $24.8 million for the twelve months ended December 31, 2007, primarily due to the fact that, prior to our initial public offering in July of 2007, our Predecessor accounted for only the costs of operating our assets and not the revenue associated with the services it provided to SemCorp on an intercompany basis.  In connection with the Bankruptcy Filings, SemCorp rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to third party customers.  This resulted in a 77% increase in our third party crude oil terminalling and service revenues during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

    Our crude oil gathering and transportation services revenue increased by $34.6 million to $84.4 million for twelve months ended December 31, 2008 compared to $49.8 million for the twelve months ended December 31, 2007, primarily due to the fact that, prior to our initial public offering, our Predecessor historically did not account for these services it provided on an intercompany basis.  In connection with the Bankruptcy Filings, SemCorp rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to third party customers.  This resulted in a 68% increase in our third party crude oil gathering and transportation revenues during the year ended December 31, 2008 as compared to the year ended December 31, 2007.

    We acquired our asphalt assets from SemCorp in February 2008, and in March 2009, in connection with the Settlement.  Our asphalt services revenue was $65.8 million for twelve months ended December 31, 2008.  All of this revenue was generated under the Terminalling Agreement.

    Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses increased by $36.9 million, or 55%, to $104.1 million for the twelve months ended December 31, 2008, including $12.9 million of fuel and power expense to operate our asphalt product storage tanks, compared to $67.2 million for the twelve months ended December 31, 2007.  This increase was primarily due to our acquisition of our asphalt assets from SemCorp in February 2008, which accounted for $31.8 million of the $36.9 million increase.  Crude oil terminalling and storage operating expenses increased by $1.4 million to $6.3 million for the twelve months ended December 31, 2008, compared to $4.9 million for the twelve months ended December 31, 2007, primarily as a result of depreciation expense related to the Acquired Storage Assets as well as depreciation related to crude oil storage assets placed in service in 2007, prior to our initial public offering.  Our crude oil gathering and transportation operating expenses increased by $3.1 million to $65.4 million for the twelve months ended December 31, 2008 compared to $62.3 million for the twelve months ended December 31, 2007, due to both higher diesel fuel prices and growth in our operations.

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

    In addition, our fuel expenses related to our crude oil gathering and transportation segment increased by $2.1 million to $11.7 million as a result of increased utilization of our assets and rising diesel prices.  We also experienced a $2.3 million increase in property tax expenses in 2008, due primarily to our acquisition of the Acquired Asphalt Assets.

    General and administrative expenses.  General and administrative expenses increased by $29.5 million, or 217%, to $43.1 million for the twelve months ended December 31, 2008, compared to $13.6 million for the twelve months ended December 31, 2007.  The increase was primarily the result of the impact of SemCorp’s Bankruptcy Filings.  As a result of the Manchester Change of Control that occurred in July of 2008, we recognized an incremental $18.0 million in non-cash compensation expense due to the vesting of all outstanding awards under the Long-Term Incentive Plan.  Furthermore, events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue strategic opportunities has resulted in increased expense beginning in the third quarter of 2008, due to the costs related to legal and financial advisors as well as other related costs.  These incremental costs accounted for $10.8 million of our increased general and administrative expenses in 2008.

    Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility and the impact of our interest rate swap agreements. Interest expense increased by $20.4 million to $27.0 million for the twelve months ended December 31, 2008, compared to $6.6 million for the twelve months ended December 31, 2007. The increase was primarily due to an increase in the average long-term borrowings outstanding during the twelve months ended December 31, 2008, compared to the twelve months ended December 31, 2007, which accounted for approximately $23.7 million of the increase in interest expense, net of capitalized interest.  The decrease in the average interest rate we incurred on our borrowings from 2007 to 2008 resulted in a $4.2 million decrease in interest expense for the twelve months ended December 31, 2008, compared to the twelve months ended December 31, 2007.  Furthermore, interest expense associated with the events of default that existed under our credit agreement and the entering into the Forbearance Agreement and the amendments thereto accounted for approximately $3.5 million of an increase in interest expense for the twelve months ended December 31, 2008.  In addition, the two interest rate swap agreements entered into during the third quarter of 2007 and the three additional interest rate swap agreements entered into in February 2008 resulted in $0.9 million in interest income for the twelve months ended December 31, 2008, compared to $2.2 million of interest expense for the twelve months ended December 31, 2007.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and we recorded a $1.5 million liability as of December 31, 2008, with respect to these positions.

Effects of Inflation

    In recent years, inflation has been modest and has not had a material impact upon the results of the Partnership’s operations.

Off Balance Sheet Arrangements

    We do not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

    Cash generated from our operations and borrowings under our credit facility have historically been the primary sources of our liquidity. Due to the events related to the Bankruptcy Filings, including uncertainties related to future revenues and cash flows, we do not expect our historical cash flows to be indicative of our future financial cash flows.  As of March 19, 2010, we had $422.9 million in outstanding borrowings under our credit facility (consisting of $22.9 million under our revolving credit facility and $400.0 million under our term loan facility) with an aggregate unused credit availability under our revolving credit facility of approximately $17.1 million and cash on hand of approximately $2.2 million.  Our revolving credit facility is limited to $40.0 million.  If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, this cash position and availability under our credit facility may not be sufficient to operate our business over the long-term.

    Historically, our Predecessor’s sources of liquidity included cash generated from operations and funding from SemCorp.  The following table summarizes our sources and uses of cash for the twelve months ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(in millions)
Net cash provided by (used in) operating activities	$(0.6)	$56.0	$14.4
Net cash used in investing activities	(20.0)	(520.3)	(5.9)
Net cash provided by (used in) financing activities	21.0	492.7	(31.7)

    Operating Activities     Net cash provided by operating activities decreased by $41.6 million for the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008.  The decrease in net cash provided by operating activities is primarily due to a $34.3 million decrease in our net income for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily as a result of decreased revenues generated by services provided under the Throughput Agreement and the Terminalling Agreement, which were rejected by SemCorp in connection with the Bankruptcy Cases.  In addition, net cash provided by our operating activities in 2009 was impacted by an $18.0 million decrease in equity-based compensation related to the vesting of certain awards made under the Long-Term Incentive Plan in connection with the Manchester Change of Control in 2008, a $5.3 million increase in the amortization of debt issuance costs related to the amendments of our credit facility in 2009, a $1.4 million increase in depreciation expense, and a $1.4 million increase in amortization due to the impairment of intangible assets.  In addition, the settlement of our interest rate swap liability of $2.2 million decreased cash provided by operating activities in 2009.

    Net cash provided by operating activities increased $56.6 million for the twelve months ended December 31, 2008, as compared to the twelve months ended December 31, 2007.  The increase in net cash provided by operating activities is primarily due to a $30.7 million increase in our net income for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily as a result of revenues generated by services provided under the Throughput Agreement and the Terminalling Agreement, which have been rejected by SemCorp in connection with the Bankruptcy Cases.  Prior to SemCorp’s contribution of Crude Oil Business to us, our Predecessor did not record revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis.  In addition, net cash provided by our operating activities was impacted by certain non-cash items, including a $11.9 million increase in depreciation and amortization and a $16.8 million increase in equity-based compensation.  The increase was offset by a decrease in our interest rate swap liability of $2.2 million.

    Investing Activities.     Net cash used in investing activities was $5.9 million for the twelve months ended December 31, 2009, compared to $520.3 million for the twelve months ended December 31, 2008. This decrease is primarily attributable to no acquisitions occurring in 2009 compared to total acquisitions of $514.7 million in 2008 including the Acquired Asphalt Assets, the Acquired Pipeline Assets and the Acquired Storage Assets.  Net cash used in investing activities during the twelve months ended December 31, 2009, is primarily comprised of maintenance capital expenditures.

    Net cash used in investing activities was $520.3 million for the twelve months ended December 31, 2008, compared to $20.0 million for the twelve months ended December 31, 2007. This increase is primarily attributable to the purchase of our Acquired Asphalt Assets in February, 2008, for approximately $380 million, our purchase of our Acquired Storage Assets in May, 2008, for approximately $90 million, and our purchase of our Acquired Pipeline Assets in May, 2008, for approximately $45 million.  Expansion capital expenditures for organic growth projects totaled $2.3 million in 2008 compared to $17.5 million in 2007.  The 2007 expansion capital expenditures are primarily comprised of expenditures made by our Predecessor for the construction of crude oil storage assets that are a part of our crude oil assets.  Maintenance capital expenditures totaled $3.7 million in 2008, as compared to $2.7 million in 2007.  The increase is primarily due to the maintenance of our Acquired Asphalt Assets, which we purchased in February, 2008.

    Financing Activities.    Net cash used in financing activities was $31.7 million for the twelve months ended December 31, 2009, as compared to net cash provided by financing activities of $492.7 million for the twelve months ended December 31, 2008.  Net cash provided by financing activities for the twelve months ended December 31, 2008, includes proceeds of an underwritten public offering and borrowings under our credit facility in connection with our purchase of the Acquired Asphalt Assets in February, 2008, as well as borrowings under our credit facility in connection with our purchase of our Acquired Pipeline Assets and our Acquired Storage Assets in the second quarter of 2008. Net cash used in financing activities for the twelve months ended December 31, 2009, is primarily comprised of net payments under our credit facility and debt issuance costs related to our amended credit facility.

    Net cash provided by financing activities was $492.7 million for the twelve months ended December 31, 2008, as compared to $21.0 million for the twelve months ended December 31, 2007.  Net cash provided by financing activities for the twelve months ended December 31, 2008 is primarily comprised of the change in our net borrowings under our credit facility of $358.5 million and proceeds from the February, 2008 public offering, net of offering fees, of $161.2 million, and is offset by distributions paid of $23.7 million for the twelve months ended December 31, 2008.  Prior to our initial public offering our net cash provided by financing activities primarily consisted of capital contributions received from SemCorp.  The capital contributions served to fund our working capital needs and both maintenance and expansion capital expenditure projects that are reflected in net cash used in investing activities for the twelve months ended December 31, 2007.

Our Liquidity and Capital Resources

    Cash flow from our operations and our credit facility are our primary sources of liquidity. At December 31, 2009, we had approximately $12.0 million of availability under our revolving credit facility.  As of March 19, 2010, we had an aggregate unused credit availability under our revolving credit facility of approximately $17.1 million and cash on hand of approximately $2.2 million.  Usage of our revolving credit facility is subject to ongoing compliance with covenants. If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, this cash position and availability under our credit facility may not be sufficient to operate our business over the long-term. From our initial public offering until the Bankruptcy Filings, we derived a substantial majority of our revenues from services provided to SemCorp, and as such, our liquidity was affected by the liquidity and credit risk of SemCorp.  Due to the events related to the Bankruptcy Filings, including decreased revenues in our crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, we continue to face uncertainties with respect to our ability to comply with covenants under our credit facility. These factors raise substantial doubt about our ability to continue as a going concern.

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

    Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. Our partnership agreement provides that we distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our General Partner to provide for the proper conduct of our business (including for future capital expenditures) and to comply with the provisions of our credit facility.  Pursuant to our credit facility, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement to mean the ratio of total funded indebtedness to EBITDA as those terms are defined in the credit agreement) exceeds 3.50 to 1.00.  As of December 31, 2009, our leverage ratio was 6.71 to 1.00.

    We expect that for the foreseeable future, substantially all cash generated from our operations will be used to reduce our debt.  In the event that we are again able to pay distributions, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations because we distribute all of our available cash.

    We do not expect to make significant acquisitions or expansion capital expenditures in the near term.  We currently intend to put the Acquired Pipeline Assets into service in the fourth quarter of 2010, and we expect to make capital expenditures related to this project during 2010.  Capital expenditures are limited under our credit agreement to $8.0 million in 2010 and $4.0 million in 2011.  To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow.

    Description of Credit Facility. In July 2007 we entered into a $250.0 million five-year credit facility with a syndicate of financial institutions. In connection with our acquisition of the Acquired Asphalt Assets, we amended this credit facility to increase the total amount we may borrow.

    The credit facility is available for general partnership purposes, including working capital, capital expenditures, distributions and repayment of indebtedness that is assumed in connection with acquisitions. Due to events related to the Bankruptcy Filings, events of default occurred under our credit agreement.  On September 18, 2008, we and the requisite lenders under our credit facility entered into a Forbearance Agreement and Amendment to Credit Agreement (the “Forbearance Agreement”) under which the lenders agreed, subject to specified limitations and conditions, to forbear from exercising their rights and remedies arising from the defaults and events of default described therein.  The Forbearance Agreement was subsequently amended multiple times to extend the forbearance period.

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

    The Credit Agreement Amendment permanently reduced our revolving credit facility under the credit agreement to $50 million, and increased the term loan facility to $400 million.  Upon the execution of the Credit Agreement Amendment, $150 million of our outstanding revolving loans were converted to term loans and we became able to borrow additional funds under our revolving credit facility.  Pursuant to the Credit Agreement Amendment, the credit facility and all obligations thereunder will mature on June 30, 2011.  As such, all outstanding borrowings under the credit agreement will be classified as current debt on June 30, 2010 or earlier.  Under the Credit Agreement Amendment, we agreed to pay the lenders executing the Credit Agreement Amendment a fee equal to 2.00% of the aggregate commitments under the credit agreement after the above described commitment reduction, or $9.0 million, offset by the $1.2 million fee paid pursuant to the Third Forbearance Amendment.

    In connection with the Vitol Change of Control, we entered into an amendment to our credit agreement (the “Vitol Credit Agreement Amendment”) on November 19, 2009, and, among other things, the Vitol Credit Agreement Amendment (i) permanently reduced our revolving credit facility under the credit agreement from $50 million to $40 million, (ii) requires us to make annual prepayments with 75% of excess cash flow, (iii) prohibits us from entering into any contract or arrangement for the purpose of hedging or speculating in the price of any commodity and (iv) eliminates our ability to repurchase amounts outstanding under the credit agreement via a Dutch auction process. We paid the lenders executing the Vitol Credit Agreement Amendment a fee equal to 0.10% of the aggregate commitments of such lenders under the credit agreement after the above described commitment reduction.

    As of March 19, 2010, we had $422.9 million in outstanding borrowings under our credit facility (consisting of $22.9 million under our revolving credit facility and $400.0 million under our term loan facility) with an aggregate unused credit availability under our revolving credit facility of approximately $17.1 million and cash on hand of approximately $2.2 million. Pursuant to our credit agreement, our revolving credit facility is limited to $40.0 million.

    After giving effect to all amendments of our credit agreement, amounts outstanding under our credit facility currently bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  We pay a fee of 1.50% per annum on unused commitments under our revolving credit facility.  In addition, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  On October 7, 2009, we made such a payment in the amount of $2.3 million.

    During the twelve months ended December 31, 2009, the weighted average interest rate incurred by us was 12.0% resulting in interest expense of approximately $51.4 million.  During the twelve months ended December 31, 2008, the Partnership capitalized interest of $0.9 million.  The Partnership capitalized no interest during the twelve months ended December 31, 2009.

    Among other things, our credit facility, as amended, now requires us to make (i) minimum quarterly amortization payments on March 31, 2010 in the amount of $2.0 million, June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 75% of excess cash flow (as defined in the Credit Agreement Amendment).  Our credit facility, as amended, prohibits us from making draws under the revolving credit facility if we would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.

    Under the credit agreement, we are subject to certain limitations, including limitations on our ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of our assets (other than the sale or other disposition of the assets of the asphalt business, provided that such disposition is at arm’s length to a non-affiliate for fair market value in exchange for cash and the proceeds of the disposition are used to pay down outstanding loans), businesses and operations, materially alter the character of our business, and make acquisitions, investments and capital expenditures.  The credit agreement prohibits us from making distributions of available cash to our unitholders if any default or event of default (as defined in the credit agreement) exists.  The credit agreement, as amended, requires us to maintain a leverage ratio (the ratio of our consolidated funded indebtedness to our consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each month for the twelve month period ending on the date of determination, that ranges on a monthly basis from not more than 5.50 to 1.00 to not more than 9.75 to 1.00.  In addition, pursuant to our credit facility, our ability to make acquisitions and investments in unrestricted subsidiaries is limited and we may only make distributions if our leverage ratio is less than 3.50 to 1.00 and certain other conditions are met.  As of December 31, 2009, our leverage ratio was 6.71 to 1.00, which is in compliance with the covenant specified in our credit facility. If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.

    The credit agreement also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as defined in the credit agreement) that ranges on a monthly basis from not less than 2.50 to 1.00 to not less than 1.00 to 1.00. As of December 31, 2009, our interest coverage ratio was 1.49 to 1.00, which is in compliance with the covenant specified in our credit facility.

    Further, under our credit facility, we are required to maintain a minimum monthly consolidated adjusted EBITDA for the prior twelve months ranging from $45.4 million to $82.9 million as determined at the end of each month.  As of December 31, 2009, our consolidated adjusted EBITDA for the prior twelve months is approximately $63.8 million.  Under our credit facility, consolidated adjusted EBITDA generally means our consolidated net income for the prior twelve months, plus, to the extent deducted in determining net income, our interest expense, income taxes, depreciation, amortization, non-cash charges and restructuring charges for such period, minus, to the extent added in determining net income, our non-cash items of income for such period, all adjusted to take into account any material acquisitions or dispositions.  In addition, our capital expenditures are limited under our credit facility $8.0 million in 2010 and $4.0 million in the six months ending June 30, 2011.  During 2009, our capital expenditures were approximately $6.3 million.  As of December 31, 2009, we are in compliance with the minimum consolidated adjusted EBITDA covenant and the capital expenditure covenant in our credit facility.

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

    On March 29, 2010, we received a waiver and amended our credit agreement.  See “Item 9B. Other Information.”

    Contractual Obligations.  A summary of our contractual cash obligations over the next several fiscal years, as of December 31, 2009, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$539.1	$55.8	$483.3	$-	$-
Capital lease obligations	0.3	0.3	-	-	-
Operating lease obligations	12.3	3.7	5.6	1.7	1.3
Financial advisory obligations(2)	0.6	0.6	-	-	-
Employee contract obligations(3)	3.0	0.9	1.7	0.4	-
Shared Services Agreement obligations(4)	5.2	2.1	2.9	0.2	-
____________________
(1)
Represents required future principal repayments of borrowings of $428.0 million, variable rate interest payments of $100.3 million, and required fixed-rate interest payments of $10.8 million under the credit agreement.  For purposes of calculating interest payments on our variable rate debt, the interest rate on our borrowings of 9.5% as of December 31, 2009 was used.  All amounts outstanding under the credit facility mature in June 2011.  As such, all outstanding borrowings under the credit agreement will be classified as current on June 30, 2010 or earlier.

(2)	Represents required future payments under a financial advisory services contract.

(3)	Represents required future payments to certain employees for long-term incentive awards forfeited upon leaving their former employer.

(4)
Represents required future payments under the Shared Services Agreement into which we and SemCorp entered in connection with the Settlement.  See “—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events”.  We are in the process of transitioning these services to us.

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

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. We make significant estimates including: (1) allowance for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated cash flows and fair values inherent in impairment tests; (4) estimated fair value of assets and liabilities acquired and identification of associated intangible assets; (5) accruals related to revenues and expenses; and (6) liability and contingency accruals. Although we believe these estimates are reasonable, actual results could differ from these estimates.

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

    We have contractual obligations to perform dismantlement and removal activities in the event that some of our asphalt assets are abandoned. These obligations include varying levels of activity including completely removing the assets and returning the land to its original state. We have determined that the settlement dates related to the retirement obligations are indeterminate. The assets with indeterminate settlement dates have been in existence for many years and with regular maintenance will continue to be in service for many years to come. In addition, it is not possible to predict when demands for our asphalt services will cease, and we do not believe that such demand will cease for the foreseeable future.  Accordingly, we believe the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, we cannot reasonably estimate the fair value of the associated asset retirement obligations.  We believe that if our asset retirement obligations were settled in the foreseeable future the potential cash flows that would be required to settle the obligations based on current costs are not material.  We will record asset retirement obligations for these assets in the period in which sufficient information becomes available for us to reasonably determine the settlement dates.

    Impairment of Long-lived Assets. Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. Assets are tested for impairment when events or circumstances indicate that their carrying values may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows.

Recent Accounting Pronouncements

    In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. While the Codification does not change GAAP, it does change the manner in which we reference authoritative accounting principles in its consolidated financial statements. The Codification is effective for this annual report.

    On April 1, 2009, we adopted a new accounting standard related to subsequent events. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard provides:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transaction occurring after the balance sheet date in its financial statements; and

•
The disclosures that an entity should make about events or transactions that occurred after the balance sheet date; in February 2010, this accounting standard was amended and eliminated the requirement for SEC filers to disclose the date through which they have evaluated subsequent events.

    On April 2, 2009, we adopted a new accounting standard that requires an entity to provide disclosures about fair value of financial instruments in interim financial information. Under the standard, we are required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods. In addition, we are required to disclose in the body or in the accompanying notes of our summarized financial information for interim reporting periods and in our financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. This standard did not materially impact our financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

    We are exposed to market risk due to variable interest rates under our credit facility.

    As of March 19, 2010 we had $422.9 million outstanding under our credit facility that was subject to a variable interest rate.  Prior to the Bankruptcy Filings, interest rate swap agreements were used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt.

    Pursuant to an amendment to the Forbearance Agreement, commencing on December 12, 2008, indebtedness under the credit agreement bore interest at our option, at either (i) the Base rate plus 5.0% per annum, with a Base rate floor of 4.0% per annum, or (ii) LIBOR plus 6.0% per annum, with a LIBOR floor of 3.0% per annum.

    After giving effect to all amendments of our credit agreement, amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  We now pay a fee of 1.50% on unused commitments under our revolving credit facility.  In addition, interest on amounts outstanding under our credit facility must be paid monthly.  Our credit facility, as amended, now requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  On October 7, 2009 we made such a payment in the amount of $2.3 million.

    During the twelve months ended December 31, 2009, the weighted average interest rate incurred by us was 12.0% resulting in interest expense of approximately $51.4 million.

    Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on borrowings as of December 31, 2009 and the 3.00% LIBOR floor under our credit facility, an increase or decrease of 100 basis points in the interest rate will not impact annual interest expense. An increase of 350 basis points in the current LIBOR rate will result in increased annual interest expense of approximately $3.2 million based on borrowings and interest rates as of December 31, 2009.

Item 8.	Financial Statements and Supplementary Data.

    Our consolidated financial statements, together with the report of our independent registered public accounting firm PricewaterhouseCoopers LLP, are set forth on pages F-1 through F-40 of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 9A.	Controls and Procedures.

    Evaluation of disclosure controls and procedures. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of December 31, 2009, were not effective due to the material weakness in internal control over financial reporting as described below.

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

    A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or unaudited interim financial statements will not be prevented or detected on a timely basis.  In connection with the preparation of our financial statements for the year ended December 31, 2009, management identified a material weakness in internal control over financial reporting related to our process for analyzing and applying complex accounting associated with debt arrangements, such as, the accounting for increasing rate interest provisions and forbearance fees associated with debt modifications.  This control deficiency resulted in the restatement of our consolidated financial statements as of and for the quarters ended June 30, 2009 and September 30, 2009, as well an audit adjustment in the fourth quarter to our consolidated financial statements as of and for the year ended December 31, 2009, to correct interest expense recognized in each of those periods as well as the related balance sheet accounts. It also resulted in an out-of-period adjustment recorded in the first quarter of 2009 as previously disclosed in our quarterly report on Form 10-Q for the three months ended March 31, 2009.  Additionally, this control deficiency could result in misstatements of the aforementioned accounts that would result in a material misstatement of to the annual or interim consolidated financial statements that would not be prevented or detected.

    As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2009, based on the criteria established in “Internal Control — Integrated Framework” issued by the COSO.

    Our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing on page F-2.

    Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

    Remediation Activities.  To address the material weakness, management will implement a remediation plan which will supplement the existing controls. The remediation plan will include additional controls to more formally evaluate complex areas of generally accepted accounting principles such as accounting for debt arrangements. The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of the material weakness will be reviewed with the Audit Committee of the Board.

Item 9B.	Other Information.

    On March 29, 2010, we entered into a Waiver and Amendment to Credit Agreement (the “March 2010 Amendment”) with our lenders who are a party thereto. The March 2010 Amendment, among other things, (i) subject to certain limitations, waives the requirement for the report of our independent registered public accounting firm accompanying our financial statements for the year ended December 31, 2009 to not contain an explanatory paragraph expressing significant doubt about our ability to continue as a going concern, (ii subject to certain limitations, waives the requirement for the report of our independent registered public accounting firm accompanying our financial statements for the year ended December 31, 2010 to not contain an explanatory paragraph expressing significant doubt about our ability to continue as a going concern, and (iii) increases the applicable interest rate under the credit agreement by 2.0% per annum (the “Deferred Interest”); provided, that the Deferred Interest is not payable until the earlier of (a) the June 30, 2011 maturity date of the credit agreement or (b) the repayment in full of all amounts understanding under the credit agreement and the termination of the lenders’ commitments under the credit agreement. If we refinance all of the debt under our credit agreement on or before January 6, 2011, all Deferred Interest will be automatically forgiven by the lenders. This description of the March 2010 Amendment is qualified in its entirety by reference to the March 2010 Amendment, a copy of which is filed as Exhibit 10.9 to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

    Our General Partner manages our operations and activities. Our General Partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. The directors of our General Partner oversee our operations. Unitholders are not entitled to elect the directors of our General Partner or directly or indirectly participate in our management or operation. Our General Partner owes a limited fiduciary duty to our unitholders. Our General Partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our General Partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse to it.

Directors and Executive Officers

    Our General Partner’s management team and Board were reorganized in connection with the Vitol Change of Control.

    Prior to the Bankruptcy Filings and the events related thereto, the executive officers of our General Partner were employed by both our General Partner and SemCorp and allocated their time between managing our business and affairs and the business and affairs of SemCorp.  At the time of the Bankruptcy Filings, our executive officers consisted of Messrs. Kevin L. Foxx, Michael J. Brochetti, Alex G. Stallings, Jerry A. Parsons and Peter L. Schwiering.  All of such officers (other than Mr. Schwiering) resigned their positions with SemCorp prior to or after the Bankruptcy Filings.  Of these individuals, only Messrs. Stallings and Parsons remain as executive officers of our General Partner as outlined in more detail below.

    As of January 1, 2009, the Board consisted of Messrs. Duke R. Ligon, Brian F. Billings, Edward F. Kosnik, Sundar S. Srinivasan, David N. Bernfeld, Dave Miller and Gabriel Hammond.  Each of Messrs. Srinivasan, Bernfeld, Miller and Hammond were affiliated with Manchester or Alerian while each of Messrs Ligon, Billings and Kosnik served as independent directors on the Board.  On January 9, 2009, Mr. Srinivasan resigned his positions as Chairman of the Board and as a director.  Mr. Ligon was subsequently elected as Chairman of the Board.  Mr. Billings later resigned from the Board at the end of his existing term on September 30, 2009.

    In connection with the Vitol Change of Control, Messrs. Kosnik, Hammond, Bernfeld and Miller resigned from the Board and Messrs. Miguel A. (“Mike”) Loya, Javed Ahmed, James C. Dyer, IV, Christopher G. Brown, Steven M. Bradshaw and John A. Shapiro were appointed to the Board.  Messrs. Loya, Ahmed, Dyer and Brown are affiliated with Vitol.  Messrs. Bradshaw and Shapiro serve as independent members of the Board and are members of the conflicts committee, audit committee and compensation committee of the Board. Mr. Bradshaw chairs the conflicts committee while Mr. Shapiro chairs the compensation committee. Mr. Duke R. Ligon continued to serve on the Board and remains as the Chairman of the Board, the chair of the audit committee and a member of the compensation committee and the conflicts committee of the Board.

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

    In connection with the Vitol Change of Control, Mr. J. Michael Cockrell was appointed as the President and Chief Operating Officer of our General Partner and Mr. Dyer was appointed as the Chief Executive Officer of our General Partner.  In addition, Messrs. Kevin L. Foxx and Michael J. Brochetti stepped down as officers of our General Partner but remained as consultants through March 1, 2010.  On February 9, 2010, the Board acknowledged that Mr. Schwiering had effectively resigned from his position as Executive Vice President - Crude Operations of the General Partner due to his continued exclusive employment by SemCorp.

    The following table shows information regarding the current directors and executive officers of our General Partner.

Name	Age	Position with Blueknight Energy Partners G.P., L.L.C.
James C. Dyer, IV	62	Chief Executive Officer and Director
J. Michael Cockrell	63	President and Chief Operating Officer
Alex G. Stallings	43	Chief Financial Officer and Secretary
James R. Griffin	32	Chief Accounting Officer
Jerry A. Parsons	57	Executive Vice President—Asphalt Operations
Jeffery A. Speer	43	Vice President—Operations
Duke R. Ligon	68	Director, Chairman of the Board and Audit Committee
Steven M. Bradshaw	61	Director, Chairman of the Conflicts Committee
John A. Shapiro	58	Director, Chairman of the Compensation Committee
Miguel A. (“Mike”) Loya	54	Director
Javed Ahmed	40	Director
Christopher G. Brown	39	Director

    Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified.  Officers serve at the discretion of the Board.  There are no family relationships among any of our directors or executive officers.

    James C. Dyer, IV has served as Chief Executive Officer of our General Partner since December 2009 and as a director of our General Partner since November 2009 and was appointed such positions in connection with his affiliation with Vitol, which controls our General Partner.  He has served as a director and Vice President, Projects and Business Development, of Vitol, Inc. since 2005. Mr. Dyer first joined Vitol in 1990, where he was responsible for structured financing and project development. From 2001 to 2003, Mr. Dyer served as Corporate Senior Vice President for El Paso Merchant Petroleum, and from 1998 to 2001 he served as an officer in various capacities at Engage Energy US, L.P., a natural gas and electric power marketing joint venture between the Coastal Corporation and Westcoast Energy (Canada). From 1996 to 1998, he was President and CEO of Euromin, Inc., a Vitol subsidiary engaged in trading aluminum and other nonferrous metals. Prior to that time, he was Chief Economist for Texas Commerce Bank. Mr. Dyer is a Chartered Financial Analyst and a Financial Analysts Federation, Fellow and holds degrees in accounting and economics.  Mr. Dyer was selected to serve as a director on the Board due to his affiliation with Vitol, his knowledge of the energy industry and his financial and business expertise.

    J. Michael Cockrell has served as President and Chief Operating Officer of our General Partner since November 2009.  Mr. Cockrell has extensive experience in the crude oil industry and prior to joining our General Partner served as Senior Vice President, Commercial Upstream, of the general partner of TEPPCO Partners, L.P. from February 2003 until November 2009. Previously he had served in various positions with the general partner of TEPPCO Partners, L.P. including serving as Vice President, Commercial Upstream.

    Alex G. Stallings has served as Chief Financial Officer and Secretary of our General Partner since March 2009.  Mr. Stallings served as Chief Accounting Officer and Secretary of our General Partner from February 2007 to March 2009.  Additionally, Mr. Stallings served as SemCorp’s Chief Accounting Officer from September 2002 to July 2008. Prior to joining SemCorp, Mr. Stallings served as Chief Accounting Officer for Staffmark, Inc., a temporary staffing company where he was responsible for the public reporting and integration of numerous acquisitions during his tenure. Mr. Stallings also previously was an audit manager for the public accounting firm of Coopers & Lybrand, working in its Tulsa, Oklahoma office.  Mr. Stallings is a certified public accountant in the state of Oklahoma.

    James R. Griffin has served as the Chief Accounting Officer of our General Partner since March 2009.  Mr. Griffin served as our General Partner’s controller from May of 2007 to March 2009 and SemCorp’s transactional services controller from September 2006 to May 2007.  Prior to joining SemCorp, Mr. Griffin served in various capacities, most recently as an audit manager, for the public accounting firm of PricewaterhouseCoopers LLP, working in its Tulsa, Oklahoma office since January 2000.  Mr. Griffin is a certified public accountant in the state of Oklahoma.

    Jerry A. Parsons has served as Executive Vice-President—Asphalt Operations of our General Partner since February 2008.  Mr. Parsons served as President of SemMaterials L.P. from July 2008 to March 2009, as Vice President, Corporate Development – North America of SemCorp from October 2007 to July 2008 and as Vice President, Business Development of SemCorp from June 2005 to October 2007.  Before joining SemCorp in June 2005, Mr. Parsons served as Vice President, Business Development for Koch Materials, Inc. (a subsidiary of Koch Industries, Inc.), where he oversaw the development of business operations supplying asphalt cement and related products to the road construction and roofing industries. Mr. Parsons joined Koch Industries, Inc. in 1974 and has over 30 years of experience in a variety of energy related businesses, including asphalt, refining, trading, crude oil and transportation.

    Jeffery A. Speer has served as Executive Vice-President—Operations of our General Partner since February 2010.  Previously, Mr. Speer had served as the Vice President of Operations for one of our subsidiaries since June 2009.  He served as Vice President of Operations for SemCorp’s asphalt and emulsion business from June 2005 to June 2009.  Prior to joining SemCorp, Mr. Speer served as Vice President of Operations for Koch Industries, Inc. and had operational responsibility for Koch’s crude oil and pipeline divisions in Oklahoma, Texas and Canada as well as Koch’s agricultural and asphalt and emulsion businesses.  Mr. Speer has approximately twenty years experience in the energy industry and holds a Bachelors degree in mechanical engineering from Kansas State University.

    Duke R. Ligon has served as a director of our General Partner since October 2008.  He is an attorney and served as senior vice president and general counsel of Devon Energy Corporation from January 1997 until he retired in February 2007. Since February 2007, Mr. Ligon has served in the capacity of Strategic Advisor to Love’s Travel Stops & Country Stores, Inc., based in Oklahoma City, and has previously acted as Executive Director of the Love’s Entrepreneurship Center at Oklahoma City University. He is also a member of the Board of Directors of Quest Midstream Partners, L.P., Heritage Trust Company, Security State Bank, Panhandle Oil and Gas Inc. (NYSE: PHX), Pre-Paid Legal Services, Inc. (NYSE: PPD) and SteelPath MLP Funds (in registration).  He has 20% beneficial ownership in Security State Bank.  He was formerly on the Board of Directors of TransMontaigne Partners L.P. (NYSE: TLP) and TEPPCO Partners, L.P. (NYSE: TPP).  Mr. Ligon received an undergraduate degree in chemistry from Westminster College and a law degree from the University of Texas School of Law.  Mr. Ligon was selected to serve as a director on the Board due to his extensive business and leadership experience derived from his background as a director of various companies in the energy industry as well as his financial and legal expertise.

    Steven M. Bradshaw has served as a director of our General Partner since November 2009.  He has over 30 years of experience in the global logistics and transportation industry and currently serves as the Managing Director at Global Logistics Solutions. From 2005 to 2009, Mr. Bradshaw served as Vice President - Administration of Premium Drilling, Inc., an offshore drilling contractor that provides jack-up drilling services to the oil and gas industry in the United States and internationally. Previously, he served as Executive Vice President of Skaugen PetroTrans, Inc. from 2001 to 2003 and as President, Refined Products Division at Kirby Corporation, from 1992 to 1996. Mr. Bradshaw also served as an officer in the United States Navy and holds an MBA from Harvard University and a Bachelors degree in mathematics from the University of Missouri-Columbia.  Mr. Bradshaw was selected to serve as a director on the Board due to his business judgment and extensive industry knowledge and experience.

    John A. Shapiro has served as a director of our General Partner since November 2009.  Mr. Shapiro recently retired as an officer at Morgan Stanley & Co. where he had served for more than 24 years in various capacities, most recently as Global Head of Commodities. While an officer at Morgan Stanley, Mr. Shapiro participated in the successful acquisitions of TransMontaigne Inc. and Heidmar Inc. and served as a member of the board of directors of both companies. Prior to joining Morgan Stanley & Co., Mr. Shapiro worked for Conoco, Inc. and New England Merchants National Bank. Mr. Shapiro has been a lecturer at Princeton University, Harvard University School of Government, HEC Business School (Paris, France) and Oxford University Energy Program (Oxford, UK). In addition, he serves on the board of directors of Citymeals-on-Wheels and holds an MBA from Harvard University and a Bachelors degree in economics from Princeton University.  Mr. Shapiro was selected to serve as a director on the Board due to his valuable financial expertise and extensive industry experience developed through his work at Morgan Stanley & Co. and by serving as a director of other energy companies.

    Miguel A. (“Mike”) Loya has served as a director of our General Partner since November 2009 and was appointed to the Board in connection with his affiliation with Vitol, which controls our General Partner.  Mr. Loya has served as a director of Vitol since 1997 and as the President of Vitol, Inc. since 1999. As such, he is Vitol’s senior shareholder responsible for the management of the Vitol Group’s trading activities, companies and assets in North and South America. Previously, Mr. Loya has enjoyed positions with Transworld Oil U.S.A., Inc., Tenneco Inc. and Exxon Mobil Corporation. He currently serves on the board of OTC Global Holdings Co., Yes Prep Public Schools and Pilot Travel Centers LLC. Mr. Loya holds an MBA from Harvard University and a Bachelors degree in mechanical engineering from the University of Texas at El Paso.  Mr. Loya was selected to serve as a director on the Board due to due to his affiliation with Vitol, his knowledge of the energy industry and his financial and business expertise.

    Javed Ahmed has served as a director of our General Partner since November 2009 and was appointed to the Board in connection with his affiliation with Vitol, which controls our General Partner.  Mr. Ahmed has served as the Head of Acquisitions and Investments for the Vitol Group since June 2009. Prior to joining Vitol, Mr. Ahmed was at Morgan Stanley from 1997 to 2009, and was a Managing Director in that firm’s Commodities Group.  Mr. Ahmed currently serves on the board of directors of Vitol Tank Terminals International, which owns and controls significant oil products tankage globally, and Ventspils Nafta, which is a crude oil and petroleum products company that is publicly traded on the Riga Stock Exchange in Latvia.   He has previously served on the board of directors of Heidmar Group Inc., TransMontaigne Inc. and TransMontaigne GP L.L.C., the general partner of TransMontaigne Partners L.P.  Mr. Ahmed holds a Juris Doctor degree and an MBA from Harvard University and a Bachelors degree from Yale University.  Mr. Ahmed was selected to serve as a director on the Board due to due to his affiliation with Vitol, his knowledge of the energy industry and his financial and business expertise.

    Christopher G. Brown has served as a director of our General Partner since November 2009 and was appointed to the Board in connection with his affiliation with Vitol, which controls our General Partner.  Mr. Brown has served as a crude oil trader at Vitol since February 2005. Prior to joining Vitol, Mr. Brown had served as a crude oil trader for Koch Supply and Trading, LP since 1997. Previously, he had served in various positions with Koch Oil Company and Koch Refining Company. Mr. Brown holds a Bachelors degree in chemical engineering from the University of Minnesota.  Mr. Brown was selected to serve as a director on the Board due to his affiliation with Vitol, his knowledge of the energy industry and his financial and business expertise.

Independence of Directors

    During the first part of 2009, we were listed on Nasdaq, and we intend to apply for relisting of our securities in the future.  Our General Partner currently has seven directors, three of whom (Messrs. Bradshaw, Ligon and Shapiro) are “independent” as defined under the independence standards established by Nasdaq.  In addition, Messrs. Billings and Kosnik served as independent directors of our General Partner in 2009 prior to their resignation from the Board.  Nasdaq’s independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.  Nasdaq does not require a listed limited partnership like us to have a majority of independent directors on the Board of our General Partner or to establish a nominating committee.

    In addition, the members of the audit committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the audit committee includes at least one member who is determined by the board of directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director.  John A. Shapiro is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to experience and understanding with respect to certain accounting and auditing matters. The designation does not impose any duties, obligations or liability that are greater than are generally imposed on a member of the audit committee and board of directors, and the designation of a director as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Board Leadership Structure and Risk Oversight

    The Chief Executive Officer and Chairman of the Board positions of our General Partner are held by separate individuals in recognition of the differences between the two roles.  We have taken this position to achieve an appropriate balance with regard to our strategic direction, oversight of management, unitholder interests and director independence.  Our General Partner’s Chief Executive Officer is affiliated with Vitol and is responsible for setting our strategic direction and overseeing our day to day performance.  Our General Partner’s Chairman of the Board is an independent director who provides guidance to the Chief Executive Officer and sets the agenda for and presides over Board meetings.

    Our Board is engaged in the oversight of risk through regular updates from our management team regarding those risks confronting us, the actions and strategies necessary to mitigate those risks and the status and effectiveness of those actions and strategies.  These regular updates are provided at meetings of the Board and the audit committee as well as other meetings with the Chairman of the Board, the Chief Executive Officer and other members of our General Partner’s management team.  The audit committee increased its business and operational oversight role in connection with an internal review conducted after SemCorp’s Bankruptcy Filings.

Board Committees

    We have standing conflicts, audit and compensation committees of the Board.  In addition, in July 2008 the Board created an internal review subcommittee of the Board, which later was dissolved in connection with the Vitol Change of Control.  Each member of the audit, compensation and conflicts committees is an independent director in accordance with Nasdaq and applicable securities laws.  Each of the audit, compensation and conflicts committees has a written charter approved by the Board.  The written charter for each of these committees is available on our web site at www.bkep.com under the “Investors—Corporate Governance” section.  We will also provide a copy of any of our committee charters to any of our unitholders without charge upon written request to the attention of Investor Relations at 6120 South Yale, Suite 500, Tulsa, Oklahoma 74136.  The current members of the audit, compensation and conflicts committees of the Board and a brief description of the functions performed by each committee are set forth below:

    Conflicts Committee.  The members of the conflicts committee are Messrs. Bradshaw (chairman), Ligon and Shapiro.  Messrs. Billings and Kosnik also served as members of the conflicts committee during 2009 prior to their resignations from the Board.  The primary responsibility of the conflicts committee is to review matters that the directors believe may involve conflicts of interest.  The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us.  The conflicts committee may retain independent legal and financial advisors to assist it in its evaluation of a transaction.  The members of the conflicts committee may not be officers or employees of our General Partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by Nasdaq (or any national securities exchange upon which our common units are traded) and the SEC.  Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our General Partner of any duties it may owe us or our unitholders.

    Audit Committee.  The members of the audit committee are Messrs. Bradshaw, Ligon (chairman) and Shapiro.  Messrs. Billings and Kosnik also served as members of the audit committee during 2009 prior to their resignations from the Board.  The primary responsibilities of the audit committee are to assist the Board in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors.  In connection with an internal review, the audit committee increased its business and oversight role.

    Compensation Committee. The members of the compensation committee are Messrs. Bradshaw, Ligon and Shapiro (chairman).  Messrs. Billings and Kosnik also served as members of the compensation committee during 2009 prior to their resignations from the Board.  The primary responsibility of the compensation committee is to oversee compensation decisions for the outside directors of our General Partner and executive officers of our General Partner as well as the Long-Term Incentive Plan.

Code of Ethics and Business Conduct

    Our General Partner has adopted a Code of Business Conduct and Ethics applicable to all of our General Partner’s employees, including all officers, and including our General Partner’s independent directors, who are not employees of our General Partner, with regard to their activities relating to us.  The Code of Business Conduct and Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations.  They also incorporate our expectations of our General Partner’s employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  The Code of Business Conduct and Ethics is publicly available under the “Investors - Corporate Governance” section of our web site at www.bkep.com.  The information contained on, or connected to, the our web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the SEC.  We will also provide a copy of the Code of Business Conduct and Ethics to any of our unitholders without charge upon written request to the attention of Investor Relations at 6120 South Yale, Suite 500, Tulsa, Oklahoma 74136.  If any substantive amendments are made to the Code of Business Conduct and Ethics or if we or our General Partner grant any waiver, including any implicit waiver, from a provision of the code to any of our General Partner’s executive officers and directors, we will disclose the nature of such amendment or waiver on that web site or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

    Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we believe that no directors, officers, beneficial owners of more than 10% of any class of the Partnership’s securities or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009 except as follows: one report on Form 4 filed by Mr. Griffin and one report on Form 3 filed by Mr. Cockrell.

Reimbursement of Expenses of our General Partner

    Prior to the Settlement, we were party to the Amended Omnibus Agreement with SemCorp.  Pursuant to the Amended Omnibus Agreement, we were required to pay SemCorp an annual fixed administrative fee of $7.0 million for the provision by our General Partner and SemCorp of various general and administrative services to us.  The events related to the Bankruptcy Filings terminated SemCorp’s obligations to provide services to us under the Amended Omnibus Agreement.  SemCorp continued to provide such services to us until the effective date of the Settlement at which time SemCorp rejected the Amended Omnibus Agreement and we and SemCorp entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Settlement with SemCorp”).

    Pursuant to our partnership agreement, our General Partner and its affiliates are entitled to receive reimbursement for the payment of expenses related to our operations and for the provision of various general and administrative services for our benefit.  Under the provisions of our partnership agreement, we reimbursed Manchester approximately $1.3 million for expenses incurred for our benefit during the time that Manchester controlled our General Partner.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

    Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during 2009, each person who served as the Principal Financial Officer (“PFO”) during 2009, the three most highly compensated executive officers other than the PEO and PFO serving at December 31, 2009 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2009 are referred to as the Named Executive Officers (“NEOs”).  The NEO’s include the following:

•	James C. Dyer, IV, Chief Executive Officer;

•	J. Michael Cockrell, President and Chief Operating Officer;

•	Alex G. Stallings, Chief Financial Officer and Secretary beginning March 18, 2009 and prior to March 18, 2009 the Chief Accounting Officer and Secretary;

•	James R. Griffin, Chief Accounting Officer beginning March 18, 2009;

•	Jerry A. Parsons, Executive Vice President—Asphalt Operations;

•	Pete L. Schwiering, Executive Vice President—Crude Operations as of December 31, 2009;

•	Kevin L. Foxx, President and Chief Executive Officer until November 30, 2009; and

•	Michael J. Brochetti, Executive Vice President—Corporate Development and Treasurer until November 30, 2009 and the Chief Financial Officer prior to March 18, 2009.

    Throughout this section we refer to Messrs. Dyer, Cockrell, Stallings, Griffin and Parsons as our “current NEOs.”

    As is the case with many publicly traded partnerships, we did not historically directly employ any persons responsible for managing or operating us or for providing services relating to day-to-day business affairs.  Our general partner manages our operations and activities, and its Board and officers make decisions on our behalf.  With the exception of Mr. Dyer, as described below, the compensation for the NEOs for services rendered to us is determined by the compensation committee of our General Partner.  During portions of 2008, certain of our executive officers were also employed by and provided services to SemCorp.  Mr. Schwiering continued to be employed by SemCorp in 2009.

    Mr. Dyer is an officer of Vitol Inc. In this capacity, he performs services for us as well as for Vitol and its other affiliates. Mr. Dyer receives his compensation solely from Vitol. The compensation committee has no role in determining the base salary and short–term and long–term incentive compensation paid to him by Vitol. We do not directly or indirectly reimburse Vitol for the costs of compensation of Mr. Dyer, and Vitol has informed the General Partner and us that it will not seek reimbursement of administrative costs relating to any compensation payable to Mr. Dyer by Vitol other than reimbursement of direct out-of-pocket expenses for serving in such capacity, such as travel expenses.  Throughout this section we refer to our current NEOs other than Mr. Dyer as our “compensated NEOs.”

    Compensation Methodology.    Prior to the Bankruptcy Filings and the events related thereto, our General Partner sought to improve our operating performance to provide a return to unitholders in the form of distributions and to maintain a capital structure to support future growth. Since the time of the Bankruptcy Filings, our General Partner has had to devote considerable time and effort to stabilizing our business, replacing the substantial amount of revenues previously derived from services provided to SemCorp with revenues to third parties, curing bank credit defaults and negotiating forbearance agreements and credit agreement amendments, negotiating a settlement with SemCorp, managing litigation, and bringing current our various regulatory and financial filings. These additional challenges have played an important role in the compensation committee's deliberations concerning discretionary bonus awards in 2008 and awards pursuant to our General Partner’s 2009 Executive Cash Bonus Plan (the “2009 Cash Bonus Plan”).

    The compensation committee of the Board of our General Partner seeks to provide a total compensation package designed to drive performance and reward contributions in support of these business strategies and to attract, motivate and retain high quality talent with the skills and competencies required by us. Prior to the Bankruptcy Filings, the compensation committee examined the compensation practices of certain of our peer companies, which included Enbridge Energy Partners, L.P., Magellan Midstream Partners, L.P., Plains All American Pipeline, L.P., Sunoco Logistics Partners L.P. and TEPPCO Partners, L.P (which has subsequently merged with Enterprise Products Partners L.P.).  After the Bankruptcy Filings, the compensation committee reviewed compensation needed to attract and retain executive officers.  In July 2009, the compensation committee adopted an incentive cash bonus plan for the year ended December 31, 2009 taking into account the changes to our business and priorities discussed earlier as a result of the Bankruptcy Filings and related events.  Please see “—2009 Cash Bonus Plan.”  The compensation committee may review and, in certain cases, participate in, various relevant compensation surveys and consult with compensation consultants with respect to determining compensation for the NEOs.  The compensation committee did not participate in any such surveys during the years ended December 31, 2008 or 2009.

    The compensation committee was reorganized in connection with the Vitol Change of Control.  The newly constituted compensation committee is currently reviewing its compensation methodology for our current NEOs.  As such, the historical compensation methodology and practices used to compensate our NEOs may not be indicative of the compensation committee’s future compensation methodology and practices.

    Elements of Compensation.    Historically, the primary elements of our General Partner’s compensation program were a combination of annual cash and long-term equity-based compensation. For 2009, the principal elements of compensation for the NEOs were the following:

•	base salary;

•	discretionary bonus awards;

•	long-term incentive plan awards; and

•	other benefits.

    Base Salary.  Historically, our General Partner’s compensation committee established base salaries for the NEOs based on various factors including the amounts it considered necessary to attract and retain the highest quality executives, the responsibilities of the NEOs and market data including publicly available market data for the peer companies listed above as reported in their filings with the SEC. As indicated above, the compensation committee is currently reviewing its compensation methodology for our current NEOs, including the base salaries payable to such officers.  As discussed above, prior to the Settlement, the base salaries of the NEOs were allocated to us by our General Partner as general and administrative expenses and were included in the annual administrative fee that we paid to our General Partner and SemCorp pursuant to the Amended Omnibus Agreement for the provision of certain general and administrative functions.

    Each of the compensated NEOs have entered into employment agreements with a subsidiary of our General Partner. The employment agreements for our compensated NEOs provide for an annual base salary of $282,000, $300,000, $210,000 and $250,000, for Mr. Cockrell, Mr. Stallings, Mr. Griffin and Mr. Parsons, respectively.  These base salary amounts were originally determined based upon the scope of each executive’s responsibilities that were commensurate with such executive’s position as well as the added responsibilities the executives have that were typical of executives in publicly traded partnerships, taking into account competitive market compensation paid by similar companies for comparable positions. In March 2009, Mr. Stallings’ annual base salary was increased from $275,000 to $300,000 in connection with his appointment as the Chief Financial Officer and Secretary of our General Partner.

    Discretionary Bonus Awards.    Our General Partner’s compensation committee may also award discretionary bonus awards to the NEOs. Our General Partner may use discretionary bonus awards for achieving financial and operational goals and for achieving individual performance objectives.  On December 18, 2008, the compensation committee awarded the following cash bonus awards to the following NEOs, which were then serving as NEOs: Kevin L. Foxx - $365,000; Michael J. Brochetti - $245,000; Alex G. Stallings - $225,000; Peter L. Schwiering - $120,000; and Jerry A. Parsons - $215,000.  In awarding these cash bonuses, the compensation committee considered, among other factors, the role and responsibility of each officer with our General Partner, the change in each NEO’s responsibility after the Bankruptcy Filings, the difficult operational, financial, legal and working environment caused by the Bankruptcy Filings, each NEO’s past compensation, perceived contribution of each NEO to our General Partner and to us generally, actual EBITDA achieved during the third quarter of 2008 and the projected EBITDA for the fourth quarter of 2008, obtaining forbearances under our credit agreement and satisfying the covenants in such agreements and each NEO’s efforts in rebuilding our business after July 2008 as a substantial majority of our business was derived from services provided to SemCorp prior to the Bankruptcy Filings in July 2008.  In considering actual and projected EBITDA, the compensation committee compared these amounts with EBITDA estimates that had been included in budgets provided to the Partnership’s lenders after the Manchester Change of Control, the Bankruptcy Filings, and the corresponding defaults under our credit agreement.

    On July 1, 2009, the compensation committee adopted the 2009 Cash Bonus Plan.  This plan provides for incentive payments to certain of our NEOs based upon the overall financial performance measured by EBITDA of our asphalt and/or crude oil operations.  In addition, the compensation committee may make discretionary incentive payments based upon the performance of such NEO.  We made payments to certain of our NEOs under the 2009 Cash Bonus Plan in July 2009 and in connection with the Vitol Change of Control.  The final payments under the 2009 Cash Bonus Plan will be determined and paid within 15 days after the filing of this annual report.  Awards made to the participants in connection with the Vitol Change of Control will offset such payment amounts.  Please see “—2009 Cash Bonus Plan” for further discussion regarding the targets and awards under this plan.

    Long-Term Incentive Plan Awards.    Our General Partner has adopted the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates (including SemCorp prior to the Manchester Change of Control) who perform services for us. Each of the current NEOs are eligible to participate in the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. For a more detailed description of this Long-Term Incentive Plan, please see “—Long-Term Incentive Plan.”

    On June 20, 2008, our General Partner’s compensation committee made grants of phantom units under the Long-Term Incentive Plan to eligible individuals who performed services for us, including the NEOs serving at such time. In connection therewith, the compensation committee approved two forms of Phantom Unit Grant Agreements to be used for grants of phantom units under the Long-Term Incentive Plan at such time.

    Phantom units granted under the form of Phantom Unit Grant Agreement filed as Exhibit 10.19 hereto (“Type A Awards”) were to vest in one-third increments over a three year period, subject to earlier vesting on a change of control or upon a termination without cause or due to death or disability. The Type A Awards had distribution equivalent rights for each fiscal quarter in which our quarterly cash distribution to our subordinated and common unitholders for such quarter equaled or exceeded $0.39 per unit (or $1.56 per unit on an annualized basis). Pursuant to the distribution equivalent right, the grantee was entitled to receive a cash payment with respect to each phantom unit then outstanding equal to the product of (i) the per unit cash distributions paid to the Partnership’s unitholders during such fiscal quarter, if any, multiplied by (ii) the number of unvested phantom units.

    Phantom units granted under the form of Phantom Unit Grant Agreement filed as Exhibit 10.20 hereto (“Type B Awards”) have substantially similar terms as Type A Awards, except that the phantom units had distribution equivalent rights for each fiscal quarter in which our quarterly cash distribution to our subordinated and common unitholders for such quarter equaled or exceeded $0.47 per unit (or $1.88 per unit on an annualized basis).

    The NEOs serving at such time were granted Type A Awards and Type B Awards as indicated below:

Officer	Type A Awards	Type B Awards
Kevin L. Foxx	35,000	30,000
Michael J. Brochetti	27,000	23,000
Alex G. Stallings	24,000	21,000
Jerry A. Parsons	11,000	9,000
Peter L. Schwiering	8,000	7,000

    The Manchester Change of Control constituted a change of control under the Long-Term Incentive Plan, which resulted in the early vesting of all awards under the Long-Term Incentive Plan, including the Type A Awards and the Type B Awards described above.  See “—Manchester Change of Control” below.

    On March 18, 2009, our General Partner’s compensation committee made a grant of 30,000 phantom units under the Long-Term Incentive Plan to Mr. Griffin under the form of Phantom Unit Agreement filed as Exhibit 10.21 hereto.  The Vitol Change of Control constituted a change of control under the Long-Term Incentive Plan, which resulted in the early vesting of all awards under the Long-Term Incentive Plan, including Mr. Griffin’s award.  See “—Vitol Change of Control” below.

    Retention Agreement.    Prior to Mr. Griffin’s appointment as our General Partner’s Chief Accounting Officer, he entered into a retention agreement, a copy of which is attached as Exhibit 10.22 hereto.  Pursuant to the retention agreement, Mr. Griffin was entitled to receive payments totaling up to $180,000 (the “Retention Amount”) if he was employed by our General Partner on certain dates.  Mr. Griffin received 100% of the Retention Amount, or $180,000, for continued employment through October 30, 2008 and July 31, 2009 in addition to the payments made to him pursuant to his employment agreement or otherwise.

    Other Benefits.    The employment agreements entered into by each of the compensated NEOs with our General Partner provide that such NEO is eligible to participate in any employee benefit plans maintained by our General Partner. During 2008 and 2009, our General Partner maintained an employee health insurance plan and an Execu-Care plan under which our officers were reimbursed for certain co-pays and deductibles for medical expenses in addition to the Long-Term Incentive Plan and the 2009 cash Bonus Plan described below. In addition, the employment agreements provide that each NEO is entitled to reimbursement for out-of-pocket expenses incurred while performing his duties under the employment agreement.

    Prior to the Bankruptcy Filings, SemCorp provided certain perquisites to our NEOs.  After the Bankruptcy Filings, we provided certain of these perquisites, including country club memberships, car allowances and reimbursement of certain deductibles and co-payments for medical expenses, to our NEOs.  Currently, we provide car allowances and reimbursement of certain deductibles and co-payments for medical expenses to our compensated NEOs.

    Compensation Mix.    Our General Partner’s compensation committee determines the mix of compensation, both among short and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the NEOs. As indicated above, the compensation committee is currently reviewing its compensation methodology for our current NEOs, including evaluating the mix of base salary, bonus awards, awards under the Long-Term Incentive Plan and the other benefits that are available to the current NEOs to ensure that such mix fits the overall compensation objectives of our General Partner and us taking into account the changes to and rebuilding of our business as a result of the Bankruptcy Filings, the Vitol Change of Control and related events.

    Role of Executive Officers in Executive Compensation.    Our General Partner’s compensation committee determines the compensation of the compensated NEOs.  Our General Partner’s chief executive officer, Mr. Dyer, is assisting the compensation committee in reviewing its compensation methodology.  In addition, the employment agreements entered into by each of Messrs. Foxx, Brochetti, Stallings, Schwiering and Parsons were originally approved by the management committee of SemCorp’s general partner pursuant to its limited liability company agreement.  Mr. Foxx served on this management committee at the time of the approval of such agreements, but did not participate in the approval of his employment agreement.

    Employment Agreements.    As indicated above, each of the compensated NEOs has entered into an employment agreement with our General Partner. All of these agreements, other than Mr. Cockrell’s agreement, are substantially similar except for the amounts of compensation paid to the respective NEO.  Mr. Cockrell’s employment agreement is described separately below.

    Employment Agreement of Mr. Cockrell.    Pursuant to Mr. Cockrell’s employment agreement, Mr. Cockrell will be paid an initial annual base salary of $282,000. Mr. Cockrell’s employment agreement has a five year term. In addition, during the period from 2010 to 2013, Mr. Cockrell is entitled to certain deferred payments as compensation for long-term incentive awards which he forfeited upon leaving his prior employer, which payments will total $2,080,377, and may be made in the form of cash or equity incentives.  These deferred payment amounts will be accelerated upon a Change of Control (as defined below), or upon his termination without Cause (as defined below), for Good Reason (as defined below) or due to death or disability.  Mr. Cockrell is also eligible for discretionary bonus awards and long-term incentives which may be made from time to time in the sole discretion of the Board.  The Employment Agreement also provides that Mr. Cockrell is eligible to participate in any employee benefit plans maintained by the General Partner and is entitled to reimbursement for certain out-of-pocket expenses.  Mr. Cockrell has agreed not to disclose any confidential information obtained by him while employed under the Employment Agreement and has agreed to a one year non-solicitation covenant, which in no event will continue past the fifth anniversary of the effective date of the agreement.

    Except in the event of termination for Cause (as defined below), termination by Mr. Cockrell other than for Good Reason (as defined below), termination after the expiration of the term of Mr. Cockrell’s employment agreement or termination due to death or disability, Mr. Cockrell’s employment agreement provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to his base salary for the lesser of (i) two years or (ii) the remainder of the employment term, and Mr. Cockrell will also be entitled to continued participation in our General Partner’s welfare benefit programs for the same period of time. Based upon Mr. Cockrell's current base salary, the maximum amount of the lump sum severance payment would be $564,000, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  Furthermore, the deferred payment amounts described above would be accelerated and paid in a lump sum.  Upon termination of his employment due to death or disability, Mr. Cockrell and/or his dependents would be entitled to the benefits continuation described above, his unpaid base salary and accelerated payment of the deferred payment amounts described above.

    For purposes of Mr. Cockrell’s employment agreement:

    “Cause” means (i) conviction of the officer by a court of competent jurisdiction of any felony or a crime involving moral turpitude; (ii) the officer’s willful and intentional failure or willful intentional refusal to follow reasonable and lawful instructions of the Board; (iii) the officer’s material breach or default in the performance of his obligations under the Employment Agreement; or (iv) the officer’s act of misappropriation, embezzlement, intentional fraud or similar conduct involving the General Partner.

    “Good Reason” means (i) a material reduction in the officer’s base salary; (ii) a material diminution of the officer’s duties, authority or responsibilities as in effect immediately prior to such diminution; or (iii) the relocation of the officer’s principal work location to a location more than 100 miles from its current location.

    “Change of Control” means any of the following events: (i) any person or group other than SemGroup, L.P. or Vitol Inc., or their respective affiliates, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Partnership or in the General Partner; (ii) the Partnership’s limited partners approve, in one or a series of transactions, a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by either the General Partner or the Partnership of all or substantially all of the assets of the General Partner or the Partnership in one or more transactions to any person other than the General Partner and its affiliates; or (iv) a transaction resulting in a person other than the General Partner or an affiliate of the General Partner being the Partnership’s general partner.

    Employment Agreements of Messrs. Stallings, Griffin and Parsons.  The employment agreement entered into by each of Messrs. Stallings, Griffin and Parsons has a term of two years that will automatically be extended for one year periods unless either party gives 90 days advance notice.  These employment agreements provide for the initial annual base salaries described above. As described above, Mr. Stallings’ base salary was increased in March 2009 in connection with the realignment of our executive officers.  In addition, each of the current NEOs is eligible for discretionary bonus awards and long-term incentives which may be made from time to time in the sole discretion of the Board. The employment agreements also provide that Messrs. Stallings, Griffin and Parsons are eligible to participate in any employee benefit plans maintained by our General Partner and are entitled to reimbursement for certain out-of-pocket expenses.

    Pursuant to the employment agreements, each of Messrs. Stallings, Griffin and Parsons has agreed not to disclose any confidential information obtained by him while employed under the agreement. In addition, each employment agreement contains payment obligations that may be triggered by a termination after a change of control as defined therein.

    Under the employment agreements entered into with Messrs. Stallings, Griffin and Parsons, our General Partner may be required to pay certain amounts upon a change of control of us or our General Partner or upon the termination of the executive officer in certain circumstances. Except in the event of termination for Cause, termination by the NEO other than for Good Reason, or termination after the expiration of the term of the employment agreement, the employment agreements provide for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to twelve months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.

    If within one year after a change of control occurs, Messrs. Stallings, Griffin or Parsons is terminated by our General Partner without Cause or such individual terminates the agreement for Good Reason, he will be entitled to payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to 24 months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.  The Vitol Change of Control resulted in a change of control under the employment agreements of Messrs. Stallings, Griffin and Parsons.

    For purposes of the employment agreements with Messrs. Stallings, Griffin and Parsons:

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

    “Good Reason” means (i) a material reduction in the executive officer’s base salary; (ii) a material diminution of the executive officer’s duties, authority or responsibilities as in effect immediately prior to such diminution; or (iii) the relocation of such individual’s principal work location to a location more than 50 miles from its current location.

    “Change of Control” means any of the following events: (i) any person or group other than SemCorp and its affiliates, (or, in the case of Mr. Griffin, any person or group other than SemCorp, Manchester or Alerian) shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in us or our General Partner; (ii) our limited partners approve, in one or a series of transactions, a plan of complete liquidation of us; (iii) the sale or other disposition by either our General Partner or us of all or substantially all of the assets of our General Partner or us in one or more transactions to any person other than our General Partner and its affiliates; or (iv) a transaction resulting in a person other than our General Partner or an affiliate of our General Partner being the general partner of the partnership.

    Employment Agreements and Consulting Agreement of Messers. Foxx and Brochetti.  Each of Messrs. Foxx and Brochetti were party to employment agreements with a subsidiary of our General Partner prior to their stepping down or resignation as officers.  The terms of their employment agreements were similar to the terms of the agreements of Messrs. Stallings, Griffin and Parsons described above, including payment of 24 months’ base salary upon certain terminations after a change of control, except that Messrs. Foxx's and Brochetti's base salaries under such agreements were $450,000 and $300,000, respectively.

    On December 7, 2009, Mr. Foxx and a subsidiary of the General Partner entered into a Consulting and Separation Agreement (the “Foxx Consulting Agreement”) effective as of November 30, 2009. Pursuant to the Foxx Consulting Agreement, Mr. Foxx agreed to remain employed as a consultant for crude oil operations until February 28, 2010 (the “Separation Date”) and was paid the following: (i) a payment of $37,500 per month (the same monthly payment that previously existed under his employment agreement) for the period from December 1, 2009 until the Separation Date, (ii) a payment of $270,000 under the 2009 Cash Bonus Plan, (iii) a payment of $900,000 pursuant to Mr. Foxx’s employment agreement and the change of control provisions thereunder, (iv) continued participation in the General Partner’s group health plans until the first anniversary of the Separation Date and (v) reimbursement for reasonable out-of-pocket expenses incurred prior to the Separation Date. In consideration for the payments described above, Mr. Foxx provided a general release from claims relating to Mr. Foxx’s employment or termination thereof.

    On December 9, 2009, Mr. Brochetti and a subsidiary of the General Partner entered into a Consulting and Separation Agreement (the “Brochetti Consulting Agreement”) effective as of November 30, 2009. Pursuant to the Brochetti Consulting Agreement, Mr. Brochetti agreed to remain employed as a treasury and corporate development consultant until the Separation Date and was paid the following: (i) a payment of $25,000 per month (the same monthly payment that previously existed under his employment agreement) for the period from December 1, 2009 until the Separation Date, (ii) a payment of $180,000 under the 2009 Cash Bonus Plan, (iii) a payment of $600,000 pursuant to Mr. Brochetti’s employment agreement and the change of control provisions thereunder, (iv) continued participation in the General Partner’s group health plans until the first anniversary of the Separation Date and (v) reimbursement for reasonable out-of-pocket expenses incurred prior to the Separation Date. In consideration for the payments described above, Mr. Brochetti provided a general release from claims relating to Mr. Brochetti’s employment or termination thereof.

    Employment Agreement and Release of Mr. Schwiering.  Mr. Schwiering was a party to an employment agreement with a subsidiary of our General Partner prior to his ceasing to serve as an officer.  The terms of his employment agreement was similar to the terms of the agreements of Messrs. Stallings, Griffin and Parsons described above, including payment of 24 months’ base salary upon certain terminations after a change of control, except that Mr. Schwiering’s base salary under such agreement was $250,000.

    After the Settlement, Mr. Schwiering remained employed by SemCorp and provided services to us pursuant to the Shared Services Agreement.  After the effective date of the Settlement, we no longer directly paid Mr. Schwiering for amounts due under his employment agreement.  On February 9, 2010, the Board acknowledged that Mr. Schwiering had effectively resigned from his position as Executive Vice President - Crude Operations of the General Partner due to his continued exclusive employment by SemCorp.  Mr. Schwiering entered into a release with us, effective as of March 9, 2010, in connection with this resignation.  In connection with this release, we paid Mr. Schwiering $275,000 in exchange for a waiver and release of all employment related claims against the General Partner and us, including certain claims asserted by Mr. Schwiering related to his employment agreement and the 2009 Cash Bonus Plan.  Mr. Schwiering continues to provide services to us pursuant to the Shared Services Agreement; however, he is not employed by us or our affiliates.

Potential Payments Upon Change of Control or Termination.

    Employment Agreements.  Each of the employment agreements with our compensated NEOs contain provisions that could result in the payment of amounts to such individuals upon a termination or change of control (as defined in such employment agreements).

    As described above, under the employment agreements with each of Messrs. Stallings, Griffin and Parsons, such individuals are entitled to certain payments if the employment agreements are terminated in certain circumstances as described above.  Upon such an event, Messrs. Stallings, Griffin and Parsons would be entitled to lump sum payments of $300,000, $210,000 and $250,000, respectively, in addition to continued participation in our general partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  In addition, as described above, under the employment agreements with each of Messrs. Stallings, Griffin and Parsons, if within one year after a Change of Control occurs such individual’s employment is terminated by our General Partner without Cause or such individual terminates the agreement for Good Reason, he will be entitled to certain payments as described above.  Upon such an event, Messrs. Stallings, Griffin and Parsons would be entitled to lump sum payments of $600,000, $420,000 and $500,000, respectively, in addition to continued participation in our general partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  The Vitol Change of Control resulted in a change of control under the employment agreements of Messrs. Stallings, Griffin and Parsons.

    As described above, pursuant to Mr. Cockrell’s employment agreement, he is entitled to certain deferred payments as compensation for long-term incentive awards which he forfeited upon leaving his prior employer, which payments will total $2,080,377, and may be made in the form of cash or equity incentives.  These deferred payment amounts will be accelerated upon a Change of Control, or upon his termination without Cause, for Good Reason or due to death or disability.  In addition, as described above, except in the event of termination for Cause, termination by Mr. Cockrell other than for Good Reason, termination after the expiration of the term of Mr. Cockrell’s employment agreement or termination due to death or disability, Mr. Cockrell’s employment agreement provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to his base salary for the lesser of (i) two years or (ii) the remainder of the employment term, and Mr. Cockrell will also be entitled to continued participation in our General Partner’s welfare benefit programs for the same period of time. Based upon Mr. Cockrell's current base salary, the maximum amount of the lump sum severance payment would be $564,000, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  Furthermore, the deferred payment amounts described above would be accelerated and paid in a lump sum.  Upon termination of his employment due to death or disability, Mr. Cockrell and/or his dependents would be entitled to the benefits continuation described above, his unpaid base salary and accelerated payment of the deferred payment amounts described above

    LTIP Awards.  The restricted and phantom units granted under the Long-Term Incentive Plan will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our General Partner, subject to any contrary provisions in the award agreement.

Vitol Change of Control

    The Vitol Change of Control constituted a change of control under the Long-Term Incentive Plan, which resulted in the vesting of all outstanding awards under the Long-Term Incentive Plan at the time of such change of control.  As such, the phantom units awarded to Mr. Griffin fully vested upon the Vitol Change of Control.

    In addition, as described above, the Vitol Change of Control resulted in a change of control under the employment agreements of Messrs. Stallings, Griffin and Parsons as well as the employment agreements of Messrs. Foxx, Brochetti and Schwiering.  Messrs. Foxx and Brochetti were paid $900,000 and $600,000, respectively, under their consulting and separation agreements as a result of the Vitol Change of Control and the subsequent reorganization of our General Partner’s management team and the change of control provisions of their employment agreements.  As described above, if within one year after the Vitol Change of Control, the employment of Messrs. Stallings, Griffin or Parsons is terminated by our General Partner without Cause or such individual terminates the agreement for Good Reason, such individual will be entitled to the payments outlined above under “—Potential Payments Upon Change of Control or Termination.”

    The Vitol Change of Control also constituted a change of control under the 2009 Cash Bonus Plan.  As such, awards under the 2009 Cash Bonus Plan were determined on a pro-rata basis as of the date of the Vitol Change of Control with the actual earnings before interest, taxes, depreciation and amortization, and restructuring and certain other non-cash charges (“EBITDA”) of us, the crude business and the asphalt business, respectively, being calculated as of the most recently completed month prior to the Vitol Change of Control (the “Change of Control Period”) for which financial statements are available and the target performance measures being adjusted for the Change of Control Period as described in “—2009 Cash Bonus Plan” below.  All payments made under the 2009 Cash Bonus Plan are subject to the discretion of the compensation committee.  Messrs. Foxx and Brochetti were paid $270,000 and $180,000, respectively, under their consulting and separation agreements in connection with the 2009 Cash Bonus Plan and awards that vested in connection with the Vitol Change of Control.  In addition, Messrs. Stallings, Griffin and Parsons were paid $180,000, $75,600 and $150,000, respectively in connection the 2009 Cash Bonus Plan and awards that vested in connection with the Vitol Change of Control.

Manchester Change of Control

    The Manchester Change of Control constituted a change of control under the Long-Term Incentive Plan, which resulted in the early vesting of all awards under the Long-Term Incentive Plan.  As such, the phantom units awarded to Messrs. Foxx, Brochetti, Stallings, Schwiering and Parsons fully vested upon the Manchester Change of Control.

    The Manchester Change of Control also resulted in a change of control under the employment agreements of Messrs. Foxx, Brochetti, Stallings, Schwiering and Parsons.  None of these officers was entitled to these benefits as none of them was terminated by our General Partner without Cause or terminated his agreement for Good Reason during the one-year period following the Manchester Change in Control.

Long-Term Incentive Plan

    General.    Our General Partner has adopted the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates (including SemCorp prior to the Manchester Change of Control) who perform services for us. The summary of the Long-Term Incentive Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. Subject to adjustment for certain events, an aggregate of 1,250,000 common units may be delivered pursuant to awards under the Long-Term Incentive Plan. Units that are cancelled, forfeited or are withheld to satisfy our General Partner’s tax withholding obligations are available for delivery pursuant to other awards. The Long-Term Incentive Plan is administered by the compensation committee of our General Partner’s board of directors. The Long-Term Incentive Plan has been designed to furnish additional compensation to employees, consultants and directors and to align their economic interests with those of common unitholders.  In addition, in December 2008 the Long-Term Incentive Plan was amended to provide for the delivery of subordinated units in addition to common units.

    Unit Awards.    The compensation committee may grant unit awards to eligible individuals under the Long-Term Incentive Plan. A unit award is an award of common units or subordinated units that are fully vested upon grant and not subject to forfeiture.

    Restricted Units and Phantom Units.    A restricted unit is a common unit or subordinated unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit or a subordinated unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit or subordinated unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equal to the fair market value of a common unit or subordinated unit. The compensation committee may make grants of restricted units and phantom units under the Long-Term Incentive Plan to eligible individuals containing such terms, consistent with the Long-Term Incentive Plan, as the compensation committee may determine, including the period over which restricted units and phantom units granted will vest. The compensation committee may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the restricted and phantom units will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our General Partner, subject to any contrary provisions in the award agreement.  Each of the Manchester Change of Control and Vitol Change of Control constituted a change of control under the Long-Term Incentive Plan.  See “—Manchester Change of Control” and “—Vitol Change of Control” above.

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

    We intend for restricted units and phantom units granted under the Long-Term Incentive Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, participants will not pay any consideration for the common units they receive with respect to these types of awards, and neither we nor our General Partner will receive remuneration for the units delivered with respect to these awards.

    Unit Options and Unit Appreciation Rights.    The Long-Term Incentive Plan also permits the grant of options covering common units, subordinated units and unit appreciation rights. Unit options represent the right to purchase a number of common units or subordinated units at a specified exercise price. Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units or subordinated units over a specified exercise price, either in cash or in common units or subordinated units as determined by the compensation committee. Unit options and unit appreciation rights may be granted to such eligible individuals and with such terms as the compensation committee may determine, consistent with the Long-Term Incentive Plan; however, a unit option or unit appreciation right must have an exercise price equal to the fair market value of a common unit or subordinated unit on the date of grant.

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

    Amendment or Termination of Long-Term Incentive Plan.    The Board, in its discretion, may terminate the Long-Term Incentive Plan at any time with respect to the units for which a grant has not theretofore been made. The Long-Term Incentive Plan will automatically terminate on the earlier of the 10th anniversary of the date it was initially approved by our unitholders or when units are no longer available for delivery pursuant to awards under the Long-Term Incentive Plan. The Board will also have the right to alter or amend the Long-Term Incentive Plan or any part of it from time to time and the compensation committee may amend any award; provided, however, that no change in any outstanding award may be made that would materially impair the rights of the participant without the consent of the affected participant.

2009 Cash Bonus Plan

    On July 1, 2009, the compensation committee adopted the 2009 Cash Bonus Plan.  This plan provides for incentive payments to certain of our NEOs based upon the overall financial performance measured by EBITDA of our asphalt and/or crude oil operations.  In addition, the compensation committee may make discretionary incentive payments based upon the performance of such NEO.

    Awards under the 2009 Cash Bonus Plan will equal a percentage of the participant’s base salary (ranging from 52.5% to 125% of base salary) depending on the individual and the level of our achievement of the applicable company performance objectives (ranging from 85% to greater than 110% of the target performance level).  In general, a participant must be an active employee as of the applicable payment date to receive an award under the 2009 Cash Bonus Plan.  All awards under the 2009 Cash Bonus Plan are subject to the discretion of the compensation committee.

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

    Participants who meet the highest level of attainment are eligible to participate in awards from a bonus pool equal to 5% of our EBITDA in excess of 110% of our targeted EBITDA, to be awarded at the discretion of the compensation committee.

    Awards under the 2009 Cash Bonus Plan for the year ending December 31, 2009, were to be paid in multiple installments.  Corporate Executive Participants were eligible for the July 2009 payment if our actual EBITDA for the first six months of 2009, exceeded 95% of the target EBITDA for the first six months of 2009.  Operational Participants were eligible for the July, 2009, payment if our actual EBITDA for the first six months of 2009, exceeded 95% of the target EBITDA for the first six months of 2009, and the EBITDA of the crude business or asphalt business, respectively, exceeded 95% of the target EBITDA for the first six months of 2009.  Pursuant to the 2009 Cash Bonus Plan, our target EBITDA for the first six months of 2009, was $32.3 million, the crude business’ target EBITDA for the first six months of 2009 was $26.7 million and the asphalt business’ target EBITDA for the first six months of 2009, was $10.6 million.  The first installment was paid in July, 2009, and equaled 40% of the participant’s base salary (24% in the case of the Chief Accounting Officer to reflect that he was not an executive officer for the full six month period) as a result of us and the asphalt business achieving the target EBITDA.  The first installment was not paid to the Executive Vice President – Crude Operations as a result of the crude business not achieving the target EBITDA.  Our EBITDA for the first six months of 2009, was $32.8 million, which was 102% of our target EBITDA for such period.  The crude business’ EBITDA for the first six months of 2009, was $24.3 million, which was 91% of the crude business’ target EBITDA for such period.  The asphalt business’ EBITDA for the first six months of 2009, was $13.9 million, which was 131% of the asphalt business’ target EBITDA for such period.  The following payments were made to certain of our NEOs in July, 2009, pursuant to the 2009 Cash Bonus Plan: Mr. Foxx: $180,000, Mr. Brochetti: $120,000, Mr. Stallings: $120,000, Mr. Griffin: $50,400 and Mr. Parsons: $100,000.

    The second installment was paid in December, 2009, as a result of the Vitol Change of Control and equaled 60% of the participant’s base salary (36% in the case of the Chief Accounting Officer to reflect that he was not an executive officer for the entire ten month period) as a result of us and the asphalt business achieving the target EBITDA during such time period.  The following payments were made to certain of our NEOs in December, 2009, pursuant to the 2009 Cash Bonus Plan: Mr. Foxx: $270,000, Mr. Brochetti: $180,000, Mr. Stallings: $180,000, Mr. Griffin: $75,600 and Mr. Parsons: $150,000.  The payments to Messrs. Foxx and Brochetti were made in connection with their entering into consulting and separation agreements.  The second installment was not paid to the Executive Vice President – Crude Operations as a result of the crude business not achieving the target EBITDA.  Our EBITDA for the first ten months of 2009, was $55.7 million, which was 109% of our target EBITDA for such period.  The crude business’ EBITDA for the first ten months of 2009, was $39.5 million, which was 88% of the crude business’ target EBITDA for such period.  The asphalt business’ EBITDA for the first ten months of 2009 was $26.1 million, which was 180% of the asphalt business’ target EBITDA for such period.

    The final payments under the 2009 Cash Bonus Plan will be paid no later than 15 days after the filing of this annual report.  The payments made in July and December, 2009, will offset these final payments.  These final payments are based upon our target EBITDA of $60.1 million for 2009, the crude business’ target EBITDA of $54.3 million for 2009 and the asphalt business’ target EBITDA of $15.4 million for 2009.  Our EBITDA for 2009, was $66.1 million, which is 110% of our target EBITDA for such period.  The crude business’ EBITDA for 2009 was $46.3  million, which is 85% of the crude business’ target EBITDA for such period.  The asphalt business’ EBITDA for 2009, was $31.6 million, which is 205% of the asphalt business’ target EBITDA for such period.  Under the 2009 Cash Bonus Plan, the following NEOs are entitled to the following total awards for the year ended December 31, 2009: Mr. Stallings: $375,000, Mr. Griffin: $157,500 and Mr. Parsons: $300,000.  After offsetting such amounts by the awards previously received by such individuals in July and December, 2009, we expect to make the following payments within 15 days of filing this annual report: Mr. Stallings: $75,000, Mr. Griffin: $31,500 and Mr. Parsons: $50,000.

Compensation Committee Report

    The compensation committee of the general partner of Blueknight Energy Partners, L.P. has reviewed and discussed the Compensation Discussion and Analysis section of this report required by Item 402(b) of Regulation S-K with management of the general partner of Blueknight Energy Partners, L.P. and, based on that review and discussion, has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

John A. Shapiro, Committee Chair
Steven M. Bradshaw
Duke R. Ligon

Summary Compensation Table

    The following table summarizes the compensation of our NEOs for the fiscal years ended 2009, 2008 and 2007.

Name and Position (1)	Year	Salary ($)(2)		Bonus ($)(3)	Stock Awards ($) (4)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (5)		Total ($)

James C. Dyer, IV Chief Executive Officer	2009	—		—	—	—	—	—		—
J. Michael Cockrell President and Chief Operating Officer	2009	21,700		—	—	—	—	—		21,700
Alex G. Stallings Chief Financial Officer and Secretary	2009 2008 2007	295,000 275,000 123,475		300,000 225,000 —	— 1,764,351 74,370	— — —	— — —	13,768 420 —		608,768 2,264,771 197,845
James R. Griffin Chief Accounting Officer	2009	197,500		126,000	72,000	—	—	135,000		530,500
Jerry A. Parsons Executive Vice President - Asphalt Operations	2009 2008 2007	250,000 215,750 N/A		250,000 215,000 N/A	— 524,000 N/A	— — N/A	— — N/A	5,725 — N/A		505,725 954,750 N/A
Kevin L. Foxx Former President and Chief Executive Officer	2009 2008 2007	450,000 450,000 202,050		450,000 365,000 —	— 3,361,493 210,715	— — —	— — —	935,775 4,715 —	(6)	1,835,775 4,181,208 412,765
Michael J. Brochetti Former Executive Vice President - Corporate Development and Treasurer	2009 2008 2007	300,000 300,000 134,700		300,000 245,000 —	— 2,090,467 99,160	— — —	— — —	639,396 16,491 —	(7)	1,239,396 2,651,958 233,860
Peter L. Schwiering Executive Vice President - Crude Operations	2009 2008 2007	62,500 250,000 112,250	(8)	— 120,000 —	— 978,351 74,370	— — —	— — —	387 159 —		62,887 1,348,510 186,620	(8)
____________________
(1)
Mr. Dyer was appointed as our Chief Executive Officer in December 2009 and is compensated by Vitol.  Mr. Cockrell was appointed as our President and Chief Operating Officer in December 2009.  Mr. Stallings served as our Chief Accounting Officer and Secretary prior to March 2009 and has served as our Chief Financial Officer and Secretary since March 2009.  Mr. Griffin was appointed as our Chief Accounting Officer in March 2009.  Mr. Parsons was appointed Executive Vice President - Asphalt Operations in February 2008 in connection with our acquisition of the Asphalt Acquired Assets.  Mr. Foxx served as our President and Chief Executive Officer prior to December 2009.  Mr. Brochetti served as our Executive Vice President - Corporate Development and Treasurer prior to December 1, 2009 and the Chief Financial Officer prior to March 18, 2009.

(2)	Mr. Stallings’ annual base salary was increased to $300,000 in March 2009.
(3)	We did not pay any bonuses during the year ended December 31, 2007. Any bonus amounts received by the NEOs during 2007 were paid by SemCorp.
(4)
Dollar amounts represent the grant date fair value of awards granted in each year with respect to phantom unit grants under the Long-Term Incentive Plan. See Note 12 to our Consolidated Financial Statements for assumptions used in calculating these amounts.

(5)
Prior to the Bankruptcy Filings, SemCorp provided certain perquisites to our NEOs.  After the Bankruptcy Filings, we provided certain of these perquisites, including country club memberships, car allowances and reimbursement of certain deductibles and co-payments for medical expenses, to our NEOs.  Currently, we provide car allowances and reimbursement of certain deductibles and co-payments for medical expenses to our compensated NEOs.

(6)
Other compensation includes a payment to Mr. Griffin of $135,000 under a retention agreement into which Mr. Griffin entered with our General Partner prior to his appointment as our Chief Accounting Officer.

(7)
Other compensation includes payments to Mr. Foxx and Mr. Brochetti of $900,000 and $600,000, respectively, under their employment agreements as a result of the Vitol Change of Control and the subsequent reorganization of our management team and the change of control provisions of their employment agreements.

(8)	Pursuant to his employment agreement, Mr. Schwiering’s base salary was $250,000. After the effective date of the Settlement, we no longer directly paid Mr. Schwiering for amounts due under his employment agreement. On February 9, 2010, the Board acknowledged that Mr. Schwiering had effectively resigned from his position as Executive Vice President - Crude Operations of the General Partner due to his continued exclusive employment by SemCorp. Mr. Schwiering entered into a release with us, effective as of March 9, 2010, in connection with this resignation. In connection with this release, we paid Mr. Schwiering $275,000 in exchange for a waiver and release of all employment related claims against the General Partner and us, including certain claims asserted by Mr. Schwiering related to his employment agreement and the 2009 Cash Bonus Plan. Mr. Schwiering continues to provide services to us pursuant to the Shared Services Agreement; however, he is not employed by us or our affiliates.

Grants of Plan-Based Awards Table for Fiscal 2009

    The following tables provide information concerning each grant of an award made to a NEO during 2009, including, but not limited to, awards made under our General Partner’s Long-Term Incentive Plan.

								All Other Unit Awards: Number of Units (#)(1)	All Other Unit Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit and Option Awards ($)
		Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
James R. Griffin	March 18, 2009	—	—	—	—	—	—	30,000	—	—	72,000
____________________
(1)
This amount represents grants of phantom units under our General Partner’s Long-Term Incentive Plan.  See Note 12 to our Consolidated Financial Statements.  These phantom units vested in connection with the Vitol Change of Control.  See “Compensation Discussion and Analysis—Vitol Change of Control.”

Outstanding Equity Awards at Fiscal Year-End 2009

    There was no outstanding equity award made to a NEO as of December 31, 2009.  The Vitol Change of Control constituted a change of control under the Long-Term Incentive Plan, which resulted in the early vesting of all awards under the Long-Term Incentive Plan.  As such, the phantom units awarded to Mr. Griffin in March 2009 are fully vested.  The common units underlying such award were issued to Mr. Griffin in December 2009.

Option Exercises and Stock Vested Table for Fiscal 2009

    The following table provides information regarding each vesting of phantom units held by our NEOs in 2009.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
James R. Griffin	30,000	$281,250
____________________
(1)	The amounts shown for phantom units are based on the average of the high and low trading prices of our common units on December 17, 2009, the date of issuance of such common units.

Director Compensation for Fiscal 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards(6) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Duke R. Ligon	217,000	22,625	—	—	—	—	239,625
Miguel A. Loya(1)	—	—	—	—	—	—	—
Jared Ahmed(1)	—	—	—	—	—	—	—
James C. Dyer, IV(1)	—	—	—	—	—	—	—
Christopher G. Brown(1)	—	—	—	—	—	—	—
Steven M. Bradshaw	97,000	46,750	—	—	—	—	143,750
John A. Shapiro	97,000	46,750	—	—	—	—	143,750
Brian F. Billings(2)	88,500	—	—	—	—	—	88,500
Edward F. Kosnik(3)	178,500	—	—	—	—	—	178,500
Sundar S. Srinivasan (4)(5)	—	—	—	—	—	—	—
Dave Miller(3) (4)	—	—	—	—	—	—	—
David N. Bernfeld(3) (4)	—	—	—	—	—	—	—
Gabriel Hammond(3) (4)	100,500	—	—	—	—	—	100,500
____________________
(1)	Affiliated with Vitol.
(2)	Resigned from the Board on September 30, 2009.
(3)	Resigned from the Board in connection with the Vitol Change of Control.
(4)	Affiliated with Manchester or Alerian.
(5)	Resigned from the Board on January 9, 2009.
(6)
These amounts represent the grant date fair value of restricted units awarded under the Long-Term Incentive Plan.  The grant date fair value of these awards is computed in accordance with ASC 718 Compensation -Stock Compensation.  See Note 12 to our Consolidated Financial Statements for assumptions used in calculating these amounts.

    Directors who are not officers or employees of any controlling entity or their affiliates receive compensation for attending meetings of the board of directors and committees thereof.

    Prior to the Vitol Change of Control, such directors received (i) $75,000 per year as an annual retainer fee; (ii) $5,000 per year for serving on each committee of the Board (except that the chairperson of the audit committee received $10,000 per year); (iii) $1,500 for each meeting of the Board that such director attended; (iv) 5,000 restricted common units upon becoming a director, vesting in one-third increments over a three-year period; (v) reimbursement for out-of-pocket expenses associated with attending meetings of the Board or committees; and (vi) director and officer liability insurance coverage.  In addition, beginning in 2009, the Chairman of the Board received an additional annual fee of $20,000.

    After the Vitol Change of Control, such directors receive (i) $75,000 per year as an annual retainer fee, (ii) $5,000 per year for serving on each committee of the Board (except that the chairperson of each committee will receive $10,000 per year for serving as chairperson of such committee), (iii) $10,000 per year if Chairman of the Board, (iv) $2,000 per diem for each Board or committee meeting attended, (v) 5,000 restricted common units upon becoming a director, vesting in one-third increments over a three-year period, (vi) 2,500 restricted common units on each anniversary of becoming a director, vesting in one-third increments over a three-year period, (vii) reimbursement for out-of-pocket expenses associated with attending Board or committee meetings and (viii) director and officer liability insurance coverage.  In addition, each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

    During the year ended December 31, 2009, the compensation committee of our General Partner was comprised of Messrs. Billings (through September 2009), Kosnik (chairman through November 2009), Ligon, Shapiro, (Chairman since his appointment to the board in November 2009) and Bradshaw (since November 2009).  No member of the compensation committee was an officer or employee of our General Partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth the beneficial ownership of our units as of March 19, 2010 held by:

•	each person who beneficially owns 5% or more of our outstanding units;

•	all of the directors of our General Partner;

•	each named executive officer of our General Partner; and

•	all directors and named executive officers of our General Partner as a group.

    Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Percentage of total common and subordinated units beneficially owned is based on 21,727,724 common units and 12,570,504 subordinated units outstanding as of March 19, 2010.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
Blueknight Energy Holding, Inc.(2)	—	*	12,570,504	100%	36.7%
J. Michael Cockrell	—	*	—	*	*
Alex G. Stallings(3)	91,037	*	—	*	*
James R. Griffin	30,363	*	—	*	*
Jerry A. Parsons(4)	14,910	*	—	*	*
Duke R. Ligon(5)	5,000	*	—	*	*
Steven M. Bradshaw(5)	1,000	*	—	*	*
John A. Shapiro(5)	—	*	—	*	*
Miguel A. (“Mike”) Loya(2) (6)	—	*	—	*	*
Javed Ahmed(2) (6)	—	*	—	*	*
James C. Dyer, IV(2) (6)	—	*	—	*	*
Christopher G. Brown(2) (6)	—	*	—	*	*
Kevin L. Foxx(7)	62,100	*	—	*	*
Michael J. Brochetti(8)	111,245	*	—	*	*
Peter L. Schwiering(9)	30,622	*	—	*	*
Swank Capital, LLC(10)	4,054,027	18.7%	—	*	11.8%
MSD Capital, L.P.(11)	3,576,944	16.5%	—	*	10.4%
Neuberger Berman Group LLC(12)	1,340,516	6.2%	—	*	3.9%
Costa Brava Partnership III L.P.(13)	1,530,100	7.0%	—	*	4.5%
All named executive officers and directors as a group (14 persons)	346,277	1.6%	—	*	1.0%

____________________
*	Less than 1%
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is Two Warren Place, 6120 South Yale Avenue, Suite 500, Tulsa, Oklahoma 74136.
(2)	Blueknight Energy Holding, Inc. is a wholly-owned subsidiary of Vitol. The address for Vitol is 1100 Louisiana Street, Suite 5500, Houston, Texas 77002.
(3)	Substantially all the common units owned by Mr. Stallings are pledged as collateral to a bank.
(4)	Mr. Parsons has shared investment power with respect to the 14,910 common units that are jointly held with his spouse.
(5)	Does not include unvested restricted units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.
(6)	Messrs. Loya, Ahmed, Dyer and Brown are affiliated with Vitol, which controls our General Partner and owns our subordinated units through a wholly-owned subsidiary.
(7)
Effective November 30, 2009, Mr. Foxx stepped down as our General Partner’s President and Chief Executive Officer.  He continued as a consultant to our General Partner until February 28, 2010.  Substantially all of the units owned by Mr. Foxx are pledged as collateral to a bank.

(8)
Effective November 30, 2009, Mr. Brochetti stepped down as our General Partner’s Executive Vice-President—Corporate Development and Treasurer.  He continued as a consultant to our General Partner until February 28, 2010.

(9)
On February 9, 2010, the Board acknowledged that Mr. Schwiering had effectively resigned from his position as our General Partner’s Executive Vice-President—Crude Operations due to his continued exclusive employment by SemCorp.  Substantially all of the units owned by Mr. Schwiering are pledged as collateral to a bank.

(10)
Based on a Schedule 13G/A, filed February 16, 2010 by Swank Capital, LLC with the SEC. The filing is made jointly with Swank Energy Income Advisors, LP and Jerry V. Swank. The filers report that Swank Capital, LLC and Jerry V. Swank have sole voting power and Swank Energy Income Advisors, LP has shared voting power with respect to the 4054,027 common units and that their address is 3300 Oak Lawn Avenue, Suite 650, Dallas, TX 75219.

(11)
Based on a Schedule 13G/A, filed February 16, 2010 by MSD Capital, L.P. with the SEC. The filing is made jointly with MSD Torchlight, L.P. The filers report that they have shared voting power with respect to the 3,576,944 common units and that their address is 645 Fifth Avenue, 21st Floor, New York, New York 10022.

(12)
Based on a Schedule 13G, filed February 17, 2010 filed by Neuberger Berman Group LLC with the SEC. The filing is made jointly with Neuberger Berman, LLC. The filers report that they have shared voting power with respect to 1,208,756 common units and shared dispositive power with respect to 1,340,516 common units.  Their address as reported in such Schedule 13G is 605 Third Avenue, New York, New York 10158.

(13)
Based on a Schedule 13G, dated December 22, 2008, filed by Costa Brava Partnership III L.P. with the SEC as updated by a Form 13F filed on March 16, 2010 by Roark, Rearden & Hamot, LLC. The filing is made jointly with Roark, Rearden & Hamot, LLC and Seth W. Hamot. The filers report that they each have sole voting power with respect to the common units and that their address is 420 Boylston Street, Boston, MA 02116.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information (1)
	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	N/A	N/A
Equity compensation plans not approved by security holders	12,500	$0	464,776
Total	12,500	$0	464,776
____________________
(1)
 Our General Partner has adopted and maintains the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates (including SemCorp prior to the Manchester Change of Control) who perform services for us.  All outstanding awards under the Long-Term Incentive Plan on the dates of the Manchester Change of Control and the Vitol Change of Control vested due to such changes of control.  Each of Messrs. Bradshaw and Shapiro were awarded restricted unit grants of 5,000 units in connection with their appointment to the Board.  Mr. Ligon was awarded a restricted grant of 2,500 units in connection with his anniversary as a member of the Board.  No value is shown in column (b) of the table because the restricted units do not have an exercise price.  For more information about the Long-Term Incentive Plan, which did not require approval by our unitholders, please see “Item 11—Executive Compensation—Compensation Discussion and Analysis—Long-Term Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Distributions and Payments to Our General Partner and Its Affiliates

    Our General Partner is owned by Vitol, which owns 12,570,504 subordinated units representing an aggregate 35.9% limited partner interest in us as of March 19, 2010. In addition, our General Partner owns a 2% general partner interest in us and the incentive distribution rights.

    The following table summarizes the distributions and payments made by us to our General Partner and its affiliates in connection with our formation and to be made to us by our General Partner and its affiliates in connection with the ongoing operation and liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation Stage

The consideration received by SemCorp and its subsidiaries for the contribution of the assets and liabilities to us
  12,500,000 common units;
  12,570,504 subordinated units;
  549,908 general partner units;
  the incentive distribution rights; and
  $137.5 million cash payment from the proceeds of borrowings under our credit facility.

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

Payments to our General Partner and its affiliates
We will reimburse our General Partner for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit.  Prior to the Settlement, we reimbursed SemCorp for such services.  Please see “—Agreements Relating to Our Acquisition of the Asphalt Assets—Amended Omnibus Agreement—Reimbursement of General and Administrative Expenses.”  We reimbursed Manchester approximately $1.3 million for expenses incurred during the time that it controlled our General Partner.

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

Agreements with Vitol

Vitol Omnibus Agreement

    On February 15, 2010, we entered into an Omnibus Agreement (the “Vitol Omnibus Agreement”) with Vitol.  Pursuant to the Vitol Omnibus Agreement, we agreed to provide certain of our employees, consultants and agents (the “Designated Persons”) to Vitol for use by Vitol’s crude oil marketing division.  In return, Vitol has agreed to reimburse us in an amount equal to (i) the wages, salaries, bonuses, make whole payments, payroll taxes and the cost of all employee benefits of each Designated Person, in each case as adjusted to properly reflect the time spent by such Designated Person in the performance services for Vitol, (ii) all direct expenses, including, without limitation, any travel and entertainment expenses, incurred by each Designated Person in connection with such Designated Person’s provision of services for Vitol, (iii) a monthly charge of $1,500.00 per Designated Person for each Designated Person that performs services for Vitol during any portion of such month, plus (iv) the sum of subsections (i) through (iii) above multiplied by 0.10.  In addition, the Vitol Omnibus Agreement provides that if during any month any Designated Person has spent more than 80% of his time performing services for Vitol, then Vitol will have the right for the succeeding three months to request that such individual be transitioned directly to the employment of Vitol.

    The Vitol Omnibus Agreement is effective as of January 1, 2010 and expires on December 31, 2013; provided, that it will automatically renew for successive periods of one year each unless either party gives the other party 180 days advance notice of termination.  The Vitol Omnibus Agreement may be terminated early if, among other items, either party fails to make payments under the Vitol Omnibus Agreement after a 10 day cure period or otherwise fails to perform its obligations under the Omnibus Agreement after a 20 day cure period.  In addition, it is an event of default under the Vitol Omnibus Agreement if Vitol ceases to be the beneficial owner of the General Partner.

Vitol Storage Agreements

    In connection with our acquisition of certain of our crude oil storage assets from SemCorp in May of 2008, we were assigned from SemCorp a storage agreement with Vitol under which we provide crude oil storage services to Vitol.  The initial term of the agreement is from June 1, 2008 through June 30, 2010.  This agreement was amended to extend the term of the agreement until June 1, 2011.  Vitol has the option to renew the agreement for an additional one year term.  Service revenues earned under the agreement are based on the two million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the service agreement.

    In March, 2010, we entered into a second crude oil storage services agreement with Vitol under which we will provide additional crude oil storage services to Vitol effective May, 2010.  The initial term of this agreement is five years commencing on May 1, 2010 and will automatically renew for successive one year periods until terminated by either party with ninety days prior notice.  Service revenues earned under the agreement are based on the two million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the service agreement.

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

Omnibus Agreement

    In connection with our initial public offering, we entered into an Omnibus Agreement with SemCorp and our General Partner that addresses the reimbursement of our General Partner for costs incurred on our behalf and indemnification matters.  Concurrently with the closing of the acquisition of our asphalt assets on February 20, 2008, we amended and restated this Omnibus Agreement.  For a description of the Amended Omnibus Agreement, please see “—Agreements Relating to Our Acquisition of the Asphalt Assets—Amended Omnibus Agreement.”

Throughput Agreement

    In connection with our initial public offering, we entered into the Throughput Agreement with SemCorp. Prior to the Order and the Settlement, a substantial portion of our revenues were derived from services provided to the crude oil purchasing, marketing and distribution operations of SemCorp pursuant to this agreement. None of these revenues are reflected in the historical financial statements of our Predecessor. Under this agreement, we provided crude oil gathering and transportation services and terminalling and storage services to SemCorp.  Under the Throughput Agreement, certain services were subject to minimum requirements each month, regardless of the amount of such services actually used by SemCorp in a given month. The Throughput Agreement did not apply to any services we provided to customers other than SemCorp.  We generated revenues of approximately $78.0 million and $2.5 million from SemCorp with respect to services provided pursuant to the Throughput Agreement during 2008 and 2009, respectively.  In connection with the Settlement, the Throughput Agreement was rejected as part of the Bankruptcy Cases.

Agreements Relating to Our Acquisition of the Asphalt Assets

Purchase and Sale Agreement for the Asphalt Assets

    On January 14, 2008, we entered into a purchase and sale agreement with SemCorp pursuant to which we acquired the Acquired Asphalt Assets on February 20, 2008, from SemCorp for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of SemCorp, which was approximately $145.5 million, with the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital as a distribution to SemCorp.  In conjunction with the purchase of the Acquired Asphalt Assets, we amended our existing credit facility, increasing our borrowing capacity to $600 million. Concurrently, we issued 6,000,000 common units, receiving proceeds, net of underwriting discounts and offering-related costs, of $137.2 million. Our General Partner also made a capital contribution of $2.9 million to maintain its 2.0% general partner interest in us. On March 5, 2008, we issued an additional 900,000 common units, receiving proceeds, net of underwriting discounts, of $20.6 million, in connection with the underwriters’ exercise of their over-allotment option in full. Our General Partner made a corresponding capital contribution of $0.4 million to maintain its 2.0% general partner interest in us.  In connection with the acquisition of the Acquired Asphalt Assets, we entered into the Terminalling Agreement with SemCorp and certain of its subsidiaries under which we provided asphalt product terminalling and storage and throughput services to SemCorp and SemCorp agreed to use our services at certain minimum levels (see “—Terminalling Agreement”).  In connection with the Settlement, SemCorp rejected the Terminalling Agreement.  Our General Partner’s Board approved the acquisition of the Acquired Asphalt Assets as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets was fair, from a financial point of view, to us.

Amended Omnibus Agreement

    Concurrently with the closing of the acquisition of our asphalt assets on February 20, 2008, we amended and restated the Omnibus Agreement that we entered into with SemCorp, our General Partner and others, as described herein.  The events related to the Bankruptcy Filings terminated SemCorp’s obligations to provide services to us under the Amended Omnibus Agreement.  SemCorp continued to provide such services to us until the effective date of the Settlement at which time SemCorp rejected the Amended Omnibus Agreement and we and SemCorp entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Settlement with SemCorp”).

    Under the Amended Omnibus Agreement, we reimbursed SemCorp for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit with respect to the Crude Oil Business and our asphalt business. Under the Amended Omnibus Agreement, the fixed administrative fee that we paid to SemCorp for providing general and administrative services to us increased to $7.0 million per year from $5.0 million per year in the original Omnibus Agreement. We also were obligated to reimburse SemCorp for operating expenses, which were not included in the $7.0 million annual fixed administrative fee, to the extent incurred by SemCorp on our behalf.  Such operating expenses primarily included compensation of operational personnel performing services for our benefit and the cost of their employee benefits and insurance coverage expenses SemCorp incurred with respect to our business and operations.

    Under the Amended Omnibus Agreement, SemCorp indemnified us for certain potential environmental claims, losses and expenses.  In addition, the Amended Omnibus Agreement contained non-competition and right of first refusal provisions.  In connection with the Settlement, the Amended Omnibus Agreement, including the indemnification, non-competition and right of first refusal provisions therein, was rejected as part of the Bankruptcy Cases.

    We incurred expenses of approximately $6.9 million and $1.8 million under the Amended Omnibus Agreement during the years ended December 31, 2008 and 2009, respectively.

Terminalling Agreement

    In connection with our acquisition of the asphalt assets, we entered into the Terminalling Agreement with SemCorp. Prior to the Settlement, a substantial portion of our revenues were derived from services provided to the finished asphalt product processing and marketing operations of SemCorp pursuant to this agreement. Under this agreement, we provided asphalt terminalling and storage services to SemCorp.  Such services were subject to minimum throughput requirements each month, regardless of the amount of such services actually used by SemCorp in a given month.  The Terminalling Agreement did not apply to any services we provided to customers other than SemCorp.  We generated revenues of approximately $53.0 million and $14.7 million (in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our asphalt product storage tanks), from SemCorp with respect to services provided pursuant to the Terminalling Agreement during the years ended December 31, 2008 and 2009, respectively.  In connection with the Settlement, the Terminalling Agreement was rejected as part of the Bankruptcy Cases.

Access and Use Agreement

    In connection with our acquisition of our asphalt assets, we entered into a terminal access and use agreement, which we refer to as the Access and Use Agreement, with SemCorp. Pursuant to the Access and Use Agreement, SemCorp reserved the right to access facilities used for both terminalling and storage of asphalt product and processing of finished asphalt products. In addition, pursuant to the Access and Use Agreement we were indemnified for any losses that occur from SemCorp’s operations at or relating to our asphalt assets.  In connection with the Settlement, the Access and Use Agreement was rejected as part of the Bankruptcy Cases.

Agreements Relating to Other Acquisitions from SemCorp

    On May 12, 2008, we entered into a purchase and sale agreement with SemCorp, pursuant to which we acquired the Acquired Pipeline Assets from SemCorp for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs.  We have suspended capital expenditures on this pipeline due to the continuing impact of the Bankruptcy Filings.  Management currently intends to put the asset into service in the fourth quarter of 2010.  The Board approved the acquisition of the Acquired Pipeline Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Pipeline Assets was fair, from a financial point of view, to us.

    On May 20, 2008, we entered into a purchase and sale agreement with SemCorp, pursuant to which we acquired the Acquired Storage Assets from SemCorp for aggregate consideration of $90.3 million, including $0.3 million of acquisition-related costs.  The Board approved the acquisition of the Acquired Storage Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Storage Assets was fair, from a financial point of view, to us.

Agreements Relating to the Settlement with SemCorp

    In connection with the Settlement, we entered into various agreements with SemCorp.  These agreements are discussed in more detail below.

    Shared Services Agreement

    In connection with the Settlement, we entered into the Shared Services Agreement with SemCorp.  Pursuant to the Shared Services Agreement, SemCorp provides certain general shared services, Cushing shared services (as described below), and SCADA services (as described below) to us.  In addition, we pay a general administrative fee to SemCorp under the Shared Services Agreement.  We incurred administrative fees of approximately $0.1 million under the Shared Services Agreement during the year ended December 31, 2009.

    The general shared services include crude oil movement services, Department of Transportation services, right-of-way services, environmental services, pipeline and civil structural maintenance services, safety services, pipeline truck station maintenance services, project support services and truck dispatch services.  The fees for such general shared services were fixed at $125,000 for the month of April 2009.  Thereafter the fees are calculated in accordance with the formulas contained therein.  SemCorp has agreed to provide the general shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.  We incurred general shared services fees of approximately $1.0 million under the Shared Services Agreement during the year ended December 31, 2009.

    The Cushing shared services include operational and maintenance services related to terminals at Cushing, Oklahoma.  The fees for such Cushing shared services were fixed at $20,000 for the month of April 2009.  Thereafter the fees are calculated in accordance with the formulas contained therein.   SemCorp has agreed to provide the Cushing shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.  We incurred Cushing shared services fees of approximately $0.2 million under the Shared Services Agreement during the year ended December 31, 2009.

    The SCADA services include services related to the operation of the SCADA system which is used in connection with our crude oil operations.  The fees for such SCADA services were fixed at $15,000 for the month of April 2009.  SemCorp has agreed to provide the SCADA services for five years (subject to earlier termination as provided therein) and we may elect to extend the term for two subsequent five year periods.  We incurred SCADA services fees of approximately $0.1 million under the Shared Services Agreement during the year ended December 31, 2009.

    Transition Services Agreement

    In connection with the Settlement, we entered into the Transition Services Agreement with SemCorp.  Pursuant to the Transition Services Agreement, SemCorp provided certain corporate, crude oil and asphalt transition services, in each case for a limited amount of time, to us.  We incurred fees of approximately $2.1 million under the Transition Services Agreement during the year ended December 31, 2009.

    Transfer of Crude Oil Assets

    In connection with the Settlement, we transferred certain crude oil assets located in Kansas and northern Oklahoma to SemCorp.  These transfers included real property and associated personal property at locations where SemCorp owned the pipeline.  We retained certain access and connection rights to enable us to continue to operate our crude oil trucking business in such areas.  In addition, we transferred our interests in the SCADA System, a crude oil inventory tracking system, to SemCorp.

    In addition, SemCorp transferred to us (i) 355,000 barrels of crude oil line fill and tank bottoms, which are necessary for us to operate our crude oil tank storage operations and our Oklahoma and Texas crude oil pipeline systems, (ii) certain personal property located in Oklahoma, Texas and Kansas used in connection with our crude oil trucking business and (iii) certain real property located in Oklahoma, Kansas, Texas and New Mexico that was intended to be transferred in connection with our initial public offering.

    Transfer of Asphalt Assets

    In connection with the Settlement, SemCorp transferred certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with our existing asphalt facilities and associated real property interests to us.  The transfer of SemCorp’s asphalt assets in connection with the Settlement provides us with outbound logistics for our existing asphalt assets and, therefore, allows us to provide asphalt terminalling, storage and processing services to third parties.

    New Throughput Agreement

    In connection with the Settlement, we and SemCorp entered into the New Throughput Agreement pursuant to which we provide certain crude oil gathering, transportation, terminalling and storage services to SemCorp.

    Under the New Throughput Agreement, we charge the following fees: (i) barrels gathered via gathering lines will be charged a gathering rate of $0.75 per barrel, (ii) barrels transported within Oklahoma will be charged $1.00 per barrel while barrels transported on the Masterson Mainline will be charged $0.55 per barrel, (iii) barrels transported by truck will be charged in accordance with the schedule contained therein, including a fuel surcharge, (iv) storage fees shall equal $0.50 per barrel per month for product located in storage tanks located in Cushing, Oklahoma and $0.44 per barrel per month for product not located in dedicated Cushing storage tanks, and (v) a delivery charge of $0.08 per barrel will be charged for deliveries out of the Cushing Interchange Terminal. The New Throughput Agreement has an initial term of one year with additional automatic one-month renewals unless either party terminates the agreement upon thirty-days prior notice.  We generated revenues of approximately $2.0 million from SemCorp with respect to services provided pursuant to the New Throughput Agreement during the year ended December 31, 2009.

    New Terminalling and Storage Agreement

    In connection with the Settlement, we and SemCorp entered into the Terminalling and Storage Agreement pursuant to which we provide certain asphalt terminalling and storage services for the remaining asphalt inventory of SemCorp.  Storage services under the New Terminalling Agreement are equal to $0.565 per barrel per month multiplied by the total shell capacity in barrels for each storage tank where SemCorp and its affiliates have product; provided that if SemCorp removes all product from a storage tank prior to the end of the month, then the storage service fees shall be pro-rated for such month based on the number of calendar days storage was actually used.  Throughput fees under the New Terminalling Agreement are equal to $9.25 per ton; provided that no fees are payable for transfers of product between storage tanks located at the same or different terminals.  The New Terminalling Agreement expired on October 31, 2009.  We generated revenues of approximately $6.2 million from SemCorp with respect to services provided pursuant to the New Terminalling Agreement during the year ended December 3,1 2009.

    New Access and Use Agreement

    In connection with the Settlement, we and SemCorp entered into the New Access and Use Agreement pursuant to which we will allow SemCorp access rights to our asphalt facilities relating to its existing asphalt inventory.  The term of the Access and Use Agreement ended separately for each terminal on the earlier of October 31, 2009 or when all of the existing asphalt inventory of SemCorp was removed from such terminal.

    Trademark Agreement

    In connection with the Settlement, we and SemCorp entered into the Trademark License Agreement pursuant to which SemCorp granted us a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup”, and the corresponding mark until December 31, 2009, and SemCorp waived claims for infringement relating to such trade names and mark prior to the effective date of the Trademark Agreement.  We changed our name to Blueknight Energy Partners, L.P. on December 1, 2009.

    Building and Office Leases

    In connection with the Settlement, we leased office space in Oklahoma City, Oklahoma and certain facilities in Cushing, Oklahoma to SemCorp.  We collect rental fees of approximately $19,000 per month as a result of these leases.  The term for the leases expires on March 31, 2014.

Easements

    In connection with the Settlement, we and SemCorp granted mutual easements relating to access, facility improvements, existing and future pipeline rights and corresponding rights of ingress and egress for properties owned by the parties at Cushing, Oklahoma.  In addition, we granted SemCorp certain pipeline easements at Cushing, Oklahoma, together with the corresponding rights of ingress and egress.

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

Other Related Party Transactions

Mr. Ligon, a member of the Board, previously served as a member of the board of directors of the general partner of TEPPCO Partners, L.P. (which has subsequently merged with Enterprise Products Partners L.P. (“Enterprise”)).  We provide crude oil gathering and transportation services to Enterprise.  During the year ended December 31, 2009, we earned revenue of approximately $4.8 million from services provided to Enterprise, and as of December 31, 2009, we have a receivable in the amount of approximately $1.2 million as a result of services provided to Enterprise.

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

    We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we have paid PricewaterhouseCoopers LLP for independent auditing, tax and related services for each of the last two fiscal years:

	Year Ended December 31,
	2008	2009
Audit fees (1)	$887,600	$1,414,372
Audit-related fees (2)	—	—
Tax fees (3)	290,213	476,000
All other fees (4)	—	—
____________________
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
3.1
Amended and Restated Certificate of the Partnership, dated November 19, 2009 but effective as of December 1, 2009 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 24, 2009, and incorporated herein by reference).

3.2
Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated December 1, 2009 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed December 7, 2009, and incorporated herein by reference).

3.3
Amended and Restated Certificate of Formation of the General Partner, dated November 19, 2009 but effective as of December 1, 2009 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 24, 2009, and incorporated herein by reference).

3.4
Second Amended and Restated Limited Liability Company Agreement of the General Partner, dated December 1, 2009 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed December 7, 2009, and incorporated herein by reference).

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

10.2
Forbearance Agreement and Amendment to Credit Agreement, dated September 12, 2008 but effective as of September 18, 2008, by and among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on September 22, 2008, and incorporated herein by reference).

10.3
First Amendment to Forbearance Agreement and Amendment to Credit Agreement, dated as of December 11, 2008, by and among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on December 12, 2008, and incorporated herein by reference).

10.4
Second Amendment to Forbearance Agreement and Amendment to Credit Agreement, dated as of December 18, 2008, by and among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on December 19, 2008, and incorporated herein by reference).

10.5
Third Amendment to Forbearance Agreement and Amendment to Credit Agreement, dated as of March 17, 2009, by and among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on March 19, 2009, and incorporated herein by reference).

10.6
Consent, Waiver and Amendment to Credit Agreement, dated as of April 7, 2009, by and among the Partnership, the Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.14 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.7
Amendment to Credit Agreement, dated as of May 19, 2009, by and among the Partnership, the Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K, filed on July 2, 2009, and incorporated herein by reference).

10.8
Amendment to Credit Agreement, dated as of November 19, 2009, by and among the Partnership, the Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).

10.9*
Waiver and Amendment to Credit Agreement, dated as of March 29, 2010, by and among the Partnership, the Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto.

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

10.12†	Form of Employment Agreement (filed as Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.13†	Form of Employment Agreement (filed as Exhibit 10.14 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.14†	Form of Employment Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).
10.15†
Consulting and Separation Agreement, by and between BKEP Management, Inc. and Kevin L. Foxx (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on December 10, 2009, and incorporated herein by reference).

10.16†
Consulting and Separation Agreement, by and between BKEP Management, Inc. and Michael J. Brochetti (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 10, 2009, and incorporated herein by reference).

10.17†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.18†	Form of Phantom Unit Agreement (filed as Exhibit 10.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.19†	Form of Phantom Unit Agreement (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on June 24, 2008, and incorporated herein by reference).
10.20†	Form of Phantom Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on June 24, 2008, and incorporated herein by reference).
10.21†	Form of Phantom Unit Agreement (filed as Exhibit 10.15 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.22†	Form of Retention Agreement (filed as Exhibit 10.16 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.23†	Form of Restricted Unit Agreement (filed as Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.24†	Form of Director Restricted Common Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.25†	Form of Director Restricted Subordinated Unit Agreement (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.26†
SemGroup Energy Partners G.P., L.L.C. 2009 Executive Cash Bonus Plan (filed as Exhibit 10.22 to the Partnership’s Annual Report on Form 10-K, filed on July 2, 2009, and incorporated herein by reference).

10.27
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

10.29
Purchase and Sale Agreement, dated as of May 12, 2008, by and between SemCrude, L.P. and SemGroup Energy Partners, L.L.C. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed on May 15, 2008, and incorporated herein by reference).

10.30
Purchase and Sale Agreement, dated as of May 20, 2008, by and between SemGroup Energy Partners, L.L.C. and SemCrude, L.P. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed on May 23, 2008, and incorporated herein by reference).

10.31
Omnibus Agreement, dated July 20, 2007, among the Partnership, the General Partner, SemGroup, L.P. and SemManagement, L.L.C. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.32
Amended and Restated Omnibus Agreement, dated as of February 20, 2008, by and among SemGroup, L.P., SemManagement, L.L.C., SemMaterials, L.P., the Partnership, SemGroup Energy Partners G.P., L.L.C. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.33#
Throughput Agreement, dated July 20, 2007, among the Partnership, SemGroup Energy Partners, L.L.C., SemCrude, L.P., Eaglwing, L.P. and SemGroup, L.P. (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.34#
Terminalling and Storage Agreement, dated as of February 20, 2008, by and between SemMaterials, L.P. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.35
Terminal Access and Use Agreement, dated as of January 28, 2008, by and among SemMaterials Energy Partners, L.L.C., SemMaterials, L.P. and K.C. Asphalt, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.36
Agreed Order of the United States Bankruptcy Court for the District of Delaware Regarding Motion by SemGroup Energy Partners, L.P. (i) to Compel Debtors to Provide Adequate Protection and (ii) to Modify the Automatic Stay (filed as Exhibit 99.1 to the Partnership’s Current Report on Form 8-K, filed on September 9, 2008, and incorporated herein by reference).

10.37
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

10.47
Building Lease, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemGroup Energy Partners, L.L.C. and SemCrude, L.P. (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.48
Mutual Easement Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, among SemCrude, L.P., SemGroup Energy Partners, L.L.C., and SemGroup Crude Storage, L.L.C. (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.49
Pipeline Easement Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among White Cliffs Pipeline, L.L.C., SemGroup Energy Partners, L.L.C., and SemGroup Crude Storage, L.L.C. (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.50	Term Sheet, dated as of March 6, 2009 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on March 10, 2009, and incorporated herein by reference).
10.51
Omnibus Agreement, dated as of February 15, 2010 but effective as of January 1, 2010, by and among by and among BKEP Operating, L.L.C., BKEP Crude, L.L.C., BKEP Management, Inc. and Vitol Inc (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on February 16, 2010, and incorporated herein by reference).

10.52##	Crude Oil Storage Services Agreement, effective as of June 30, 2008, by and between SemCrude, L.P. and Vitol Inc.
10.53##	Amendment to Crude Oil Storage Services Agreement, effective June 1, 2010, by and between SemGroup Energy Partners, L.L.C and Vitol Inc.
10.54##	Crude Oil Storage Services Agreement, effective as of May 1, 2010, by and between BKEP Crude, L.L.C. and Vitol Inc.
21.1*	List of Subsidiaries of Blueknight Energy Partners, L.P.
23.1*	Consent of PricewaterhouseCoopers, L.L.P.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

##
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit.  Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

By:           Blueknight Energy Partners G.P., L.L.C.
  Its General Partner

Date:  March 30, 2010                                                                          By:         /s/ Alex G Stallings
 Alex G. Stallings
 Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2010.

Signature	Title

/s/ James C. Dyer, IV	Chief Executive Officer and Director (Principal Executive Officer)
James C. Dyer, IV

/s/ Alex G. Stallings	Chief Financial Officer and Secretary (Principal Financial Officer)
Alex G. Stallings

/s/ James R. Griffin	Chief Accounting Officer (Principal Accounting Officer)
James R. Griffin

/s/ Duke R. Ligon	Director
Duke R. Ligon

/s/ Steven M. Bradshaw	Director
Steven M. Bradshaw

/s/ John A. Shapiro	Director
John A. Shapiro

/s/ M.A. Loya	Director
M.A. Loya

/s/ Javed Ahmed	Director
Javed Ahmed

/s/ Christopher G. Brown	Director
Christopher G. Brown

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Blueknight Energy Partners G.P., L.L.C. and Unitholders of Blueknight Energy Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of changes in division equity/partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of Blueknight Energy Partners, L.P. and subsidiaries (the “Partnership”) at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the Partnership's controls over analyzing and applying complex accounting associated with debt arrangements existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A in the Partnership’s Form 10-K for the year ended December 31, 2009.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Partnership’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Partnership has substantial long-term debt, a deficit in partners’ capital, significant litigation uncertainties, and other issues, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Tulsa, Oklahoma
March 30, 2010

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$28,785	$5,548
Accounts receivable, net of allowance for doubtful accounts of $554 and $429 at December 31, 2008 and December 31, 2009, respectively	8,342	10,549
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	18,912	1,253
Prepaid insurance	2,256	3,474
Other current assets	1,811	2,292
Total current assets	60,106	23,116
Property, plant and equipment, net of accumulated depreciation of $80,277 and $99,948 at December 31, 2008 and December 31, 2009, respectively	284,489	274,492
Goodwill	6,340	6,340
Debt issuance costs	1,956	6,384
Intangibles and other assets, net	1,750	369
Total assets	$354,641	$310,701
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$2,610	$7,061
Payables to related parties	20,134	-
Accrued interest payable	175	2,242
Accrued property taxes payable	1,951	3,175
Interest rate swap settlements payable	1,505	-
Unearned revenue	2,765	5,205
Unearned revenue with related parties	-	1,185
Accrued payroll	170	3,425
Other accrued liabilities	2,753	2,339
Current portion of capital lease obligations	866	248
Current portion of long term debt	-	9,000
Total current liabilities	32,929	33,880
Long-term debt	448,100	419,000
Long-term capital lease obligations	255	-
Commitments and contingencies (Notes 7, 14 and 18)
Partners’ capital (deficit):
Common unitholders (21,557,309 and 21,727,724 units issued and outstanding at December 31, 2008 and December 31, 2009, respectively)	481,007	471,701
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(284,332)	(290,257)
General partner interest (2.0% interest with 690,725 general partner units outstanding for both dates)	(323,318)	(323,623)
Total Partners’ capital (deficit)	(126,643)	(142,179)
Total liabilities and Partners’ capital (deficit)	$354,641	$310,701

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Year ended December 31,
	2007	2008	2009
Service revenue:
Third party revenue	$28,303	$48,295	$124,701
Related party revenue (see Note 11)	46,262	143,885	32,075
Total revenue	74,565	192,180	156,776
Expenses:
Operating	67,182	104,078	96,125
General and administrative	13,595	43,085	28,137
Total expenses	80,777	147,163	124,262
Gain on settlement transaction	-	-	2,585
Operating income (loss)	(6,212)	45,017	35,099
Other expenses:
Interest expense	6,560	26,951	51,399
Income (loss) before income taxes	(12,772)	18,066	(16,300)
Provisions for income taxes	141	291	205
Net income (loss)	$(12,913)	$17,775	$(16,505)
Allocation of net income (loss) for calculation of earnings per unit:
Net loss attributed to Predecessor	$(26,118)	$-	$-
General partner interest in net income (loss)	$240	$3,646	$(326)
Net income (loss) allocable to limited and subordinated partners	$12,965	$14,129	$(16,179)

Basic and diluted net income (loss) per common unit	$0.49	$0.45	$(0.47)
Basic and diluted net income (loss) per subordinated unit	$0.49	$0.45	$(0.47)

Weighted average common units outstanding - basic and diluted	14,375	20,401	21,591
Weighted average subordinated partners’ units outstanding - basic and diluted	12,571	12,571	12,571

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN DIVISION EQUITY/PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

	Predecessor Division Equity	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)

Balance December 31, 2006	$62,146	$-	$-	$-	$62,146
Contributions from SemCorp	71,931	-	1	-	71,932
Net loss from January 1, 2007 through July 19, 2007	(26,118)	-	-	-	(26,118)
Allocation of Predecessor equity in exchange for 12,500,000 common units, 12,570,504 subordinated units and a 2% general partnership interest (represented by 549,908 units)	28,504	275,000	(290,783)	(12,721)	-
Distribution to SemCorp	(136,463)	-	-	-	(136,463)
Proceeds from sale of 1,875,000 common units, net of underwriters’ discount and offering expenses of $3.2 million	-	38,036	-	-	38,036
Net income from July 20, 2007 through December 31, 2007	-	6,903	6,038	264	13,205
Equity-based incentive compensation	-	631	551	24	1,206
Distributions paid	-	(3,566)	(3,017)	(132)	(6,715)
Balance, December 31, 2007	-	317,004	(287,210)	(12,565)	17,229
Net income	-	8,818	5,623	3,334	17,775
Equity-based incentive compensation	-	11,081	6,526	357	17,964
Distributions paid	-	(13,719)	(9,271)	(727)	(23,717)
Proceeds from sale of 6,900,000 common units, net of underwriters’ discount and offering expenses of $7.1 million	-	157,823	-	-	157,823
Proceeds from issuance of 140,817 general partner units	-	-	-	3,365	3,365
Consideration paid in excess of historical cost of assets acquired from SemCorp	-	-	-	(317,082)	(317,082)
Balance, December 31, 2008	-	481,007	(284,332)	(323,318)	(126,643)
Net loss	-	(10,220)	(5,959)	(326)	(16,505)
Equity-based incentive compensation	-	914	34	3	951
Consideration paid in excess of historical cost of assets acquired from SemCorp	-	-	-	18	18
Balance, December 31, 2009	$-	$471,701	$(290,257)	$(323,623)	$(142,179)

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$(12,913)	$17,775	$(16,505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible receivables from third parties	-	554	(125)
Depreciation and amortization	9,478	21,328	22,692
Impairment of intangible assets	-	-	1,375
Amortization and write off of debt issuance costs	93	1,082	6,332
Unrealized loss related to interest rate swaps	2,233	-	-
Gain on settlement transaction	-	-	(2,585)
Loss on sale of assets	95	251	138
Equity-based incentive compensation	1,206	17,964	(38)

Changes in assets and liabilities
Increase in accounts receivable	(122)	(6,230)	(2,082)
Decrease (increase) in receivables from related parties	(9,665)	(9,247)	12,753
Increase in prepaid insurance	-	(1,459)	(1,218)
Decrease (increase) in other current assets	17	(1,674)	(481)
Decrease (increase) in other assets	138	(74)	(291)
Increase (decrease) in accounts payable	(947)	(485)	4,463
Increase (decrease) in payables to related parties	10,227	9,907	(19,245)
Increase (decrease) in accrued interest payable	-	(274)	2,067
Increase in accrued property taxes	-	1,951	1,224
Increase (decrease) in interest rate swap settlements payable	-	1,505	(1,505)
Increase in unearned revenue	-	2,765	2,440
Increase in unearned revenue from related parties	-	-	1,185
Increase in accrued payroll	-	-	3,255
Increase (decrease) in other accrued liabilities	(394)	2,583	574
Decrease in interest rate swap liability	-	(2,233)	-
Net cash provided by (used in) operating activities	(554)	55,989	14,423
Cash flows from investing activities:
Acquisition of assets from SemCorp	-	(514,668)	-
Capital expenditures	(20,351)	(6,016)	(6,251)
Proceeds from sale of assets	366	375	324
Net cash used in investing activities	(19,985)	(520,309)	(5,927)
Cash flows from financing activities:
Debt issuance costs	(1,037)	(2,094)	(10,760)
Payments on capital lease obligations	(1,748)	(1,238)	(873)
Borrowings under credit facility	158,450	518,600	35,200
Payments under credit facility	(68,850)	(160,100)	(55,300)
Proceeds from equity issuance, net of offering costs	38,036	161,238	-
Distributions paid	(143,178)	(23,717)	-
Contributions from SemCorp	39,282	-	-
Net cash provided by (used in) financing activities	20,955	492,689	(31,733)
Net increase in cash and cash equivalents	416	28,369	(23,237)
Cash and cash equivalents at beginning of period	-	416	28,785
Cash and cash equivalents at end of period	$416	$28,785	$5,548
Supplemental disclosure of cash flow information:
Predecessor liabilities not contributed to Partnership	$32,650	$-	$-
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	(769)	50	(11)
Non-cash addition to property, plant and equipment related to settlement (see Note 18)	-	-	(9,536)
Cash paid for interest, net of amount capitalized	3,639	27,655	43,001
Cash paid for income taxes	-	141	290

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. (formerly SemGroup Energy Partners, L.P.) and subsidiaries (the “Partnership”) is a publicly traded master limited partnership with operations in twenty-three states. The Partnership provides integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and asphalt product. The Partnership manages its operations through three operating segments: (i) crude oil terminalling and storage services, (ii) crude oil gathering and transportation services and (iii) asphalt services. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

On July 20, 2007, the Partnership issued 12,500,000 common units, representing limited partner interests in the Partnership, and 12,570,504 subordinated units, representing additional limited partner interests in the Partnership, to SemGroup Holdings, L.P. (“SemGroup Holdings”) and 549,908 general partner units representing a 2.0% general partner interest in the Partnership to SemGroup Energy Partners G.P., L.L.C. SemGroup Holdings subsequently offered 12,500,000 common units pursuant to a public offering at a price of $22 per unit. In addition, the Partnership issued an additional 1,875,000 common units to the public pursuant to the underwriters’ exercise of their over-allotment option. The initial public offering closed on July 23, 2007.  In connection with its initial public offering, the Partnership entered into a Throughput Agreement (the “Throughput Agreement”) with SemGroup, L.P. (collectively, with its successors (including SemGroup Corporation), affiliates and subsidiaries other than the Partnership and the Partnership’s general partner, “SemCorp”) under which the Partnership provided crude oil gathering and transportation and terminalling and storage services to SemCorp.

On February 20, 2008, the Partnership purchased land, receiving infrastructure, storage tanks, machinery, pumps and piping at 46 asphalt product and residual fuel oil terminalling and storage facilities (the “Acquired Asphalt Assets”) from SemCorp for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition was reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of SemCorp (approximately $145.5 million), and the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital (deficit) as a distribution to SemCorp.  In conjunction with the purchase of the Acquired Asphalt Assets, the Partnership amended its credit facility, increasing its borrowing capacity to $600 million. Concurrently, the Partnership issued 6,000,000 common units, receiving proceeds, net of underwriting discounts and offering-related costs, of $137.2 million. The Partnership’s general partner also made a capital contribution of $2.9 million to maintain its 2.0% general partner interest in the Partnership. On March 5, 2008, the Partnership issued an additional 900,000 common units, receiving proceeds, net of underwriting discounts, of $20.6 million, in connection with the underwriters’ exercise of their over-allotment option in full. The Partnership’s general partner made a corresponding capital contribution of $0.4 million to maintain its 2.0% general partner interest in the Partnership.  In connection with the acquisition of the Acquired Asphalt Assets, the Partnership entered into a Terminalling and Storage Agreement (the “Terminalling Agreement”) with SemCorp and certain of its subsidiaries under which the Partnership provided asphalt product terminalling and storage and throughput services to SemCorp and SemCorp agreed to use the Partnership’s services at certain minimum levels.  The board of directors of the Partnership’s general partner (the “Board”) approved the acquisition of the Acquired Asphalt Assets as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets was fair, from a financial point of view, to the Partnership.

On May 12, 2008, the Partnership purchased the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that originates in Ardmore, Oklahoma and terminates in Drumright, Oklahoma (the “Acquired Pipeline Assets”) from SemCorp for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs.  For accounting purposes, the acquisition was reflected as a purchase of assets, with the Acquired Pipeline Assets recorded at the historical cost of SemCorp (approximately $35.1 million), and the additional purchase price of $10.0 million reflected in the statement of changes in partners’ capital (deficit) as a distribution to SemCorp.  The acquisition was funded with borrowings under the Partnership’s revolving credit facility.  The Board approved the acquisition of the Acquired Pipeline Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Pipeline Assets was fair, from a financial point of view, to the Partnership.

On May 30, 2008, the Partnership purchased eight recently constructed crude oil storage tanks located at the Cushing Interchange from SemCorp and SemCorp assigned a take-or-pay, fee-based agreement to the Partnership that commits substantially all of the 2.0 million barrels of new storage to a third-party customer through August 2010 (the “Acquired Storage Assets”) for aggregate consideration of $90.3 million, including $0.3 million of acquisition-related costs.  For accounting purposes, the acquisition was reflected as a purchase of assets, with the Acquired Storage Assets recorded at the historical cost of SemCorp (approximately $17.2 million), inclusive of $0.6 million of completion costs subsequent to the close of the acquisition, and the additional purchase price of $73.1 million reflected in the statement of changes in partners’ capital (deficit) as a distribution to SemCorp.  The acquisition was funded with borrowings under the Partnership’s existing revolving credit facility.  The Board approved the acquisition of the Acquired Storage Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Storage Assets was fair, from a financial point of view, to the Partnership.

On July 22, 2008, SemCorp and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS (the "Bankruptcy Cases").  By order dated October 28, 2009, the Bankruptcy Court confirmed SemCorp’s reorganization plan.  Pursuant to this reorganization plan, SemCorp exited bankruptcy and became a public company during the fourth quarter of 2009. None of the Partnership, its general partner, the subsidiaries of the Partnership nor the subsidiaries of the Partnership’s general partner were party to the Bankruptcy Filings.  See Notes 2, 7, 11 and 18 for a discussion of the impact of the Bankruptcy Filings and related events upon the Partnership.

    On April 7, 2009, the Partnership and SemCorp executed definitive documentation relating to the settlement of certain matters between the Partnership and SemCorp (the “Settlement”).  The Settlement provided for the following, among other items:

•
the Partnership transferred certain crude oil assets located in Kansas and northern Oklahoma to SemCorp.  These transfers included real property and associated personal property at locations where SemCorp owned the pipeline.  The Partnership retained certain access and connection rights to enable it to continue to operate its crude oil trucking business in such areas.  In addition, the Partnership transferred its interests in the SCADA System, a crude oil inventory tracking system, to SemCorp (collectively, the “Transferred Settlement Assets”);

•
SemCorp transferred to the Partnership (i) 355,000 barrels of crude oil line fill and tank bottoms, which are necessary for the Partnership to operate its crude oil tank storage operations and its Oklahoma and Texas crude oil pipeline systems, (ii) certain personal property located in Oklahoma, Texas and Kansas used in connection with the Partnership’s crude oil trucking business and (iii) certain real property located in Oklahoma, Kansas, Texas and New Mexico that was intended to be transferred in connection with the Partnership’s initial public offering (the “Crude Oil Assets”).  In addition, SemCorp transferred certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with the Partnership’s existing asphalt facilities and associated real property interests to the Partnership (the “Asphalt Assets”).  The transfer of the Asphalt Assets in connection with the Settlement provides the Partnership with outbound logistics for its existing asphalt assets and, therefore, allows it to provide asphalt terminalling, storage and processing services to third parties;

•
SemCorp rejected the Throughput Agreement and the Partnership and SemCorp entered into a new Throughput Agreement (the “New Throughput Agreement”) pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to SemCorp;

•
SemCorp rejected the Terminalling Agreement and the Partnership and SemCorp entered into a new Terminalling and Storage Agreement (the “New Terminalling Agreement”) pursuant to which the Partnership provided asphalt product terminalling and storage services for SemCorp’s remaining asphalt inventory;

•
SemCorp rejected the Amended Omnibus Agreement and the Partnership and SemCorp entered into a Shared Services Agreement (the “Shared Services Agreement”) pursuant to which SemCorp provides certain operational services for the Partnership;

•
the Partnership and SemCorp entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which SemCorp provides certain corporate, crude oil and asphalt transition services, in each case for a limited amount of time, to the Partnership;

•	the Partnership offered employment to certain oil employees; and

•	certain pre-petition claims by SemCorp and the Partnership were netted and waived.

    The Bankruptcy Filings and the events related thereto have had a significant impact upon the Partnership’s business and results of operations and may in the future impact it in various ways. These items include, among others: (i) the reconstitution of the Board and management in connection with a change of control that occurred in July 2008 (the “Manchester Change of Control”), (ii) the events of default that were triggered under the Partnership’s credit facility, the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment that the Partnership entered into in order to waive such events of default, (iii) the uncertainty relating to and the rebuilding of the Partnership’s business to provide services to and derive revenues from third parties instead of relying upon SemCorp for substantially all of its revenues, (iv) the hiring of certain operational employees in connection with the Settlement and the rejection of the Amended Omnibus Agreement, (v) the Partnership becoming a party to securities and other litigation as well as governmental investigations, (vi) the Partnership being delisted from the Nasdaq Global Market, (vii) the Partnership failing to make distributions for the second, third and fourth quarters of 2008 and the first, second, third and fourth quarters of 2009, and the expectation that the Partnership will not make a distribution for the first quarter of 2010, (viii) the Partnership experiencing increased general and administrative expenses due to the costs related to legal and financial advisors as well as other related costs, (ix) experiencing increased interest expense as a result of the Forbearance Agreement and amendments thereto and the Credit Agreement Amendment and (x) the Partnership entering into the Settlement with SemCorp. Certain of these items are discussed in more detail below. See Note 18 for a further discussion of the impact of the Bankruptcy Filings upon the Partnership’s business.

On October 8, 2009, an affiliate of Vitol Holding B.V.  (together with its affiliates and subsidiaries other than the Partnership and the Partnership’s general partner, “Vitol”) and Manchester Securities Corp. entered into an agreement pursuant to which Vitol would acquire 100% of the membership interests in SemGroup Energy Partners G.P., L.L.C., the Partnership’s general partner (the “General Partner”), and the Partnership’s subordinated units.  On November 24, 2009, the transactions contemplated by the agreement were consummated and Vitol acquired 100% of the membership interests in the General Partner and the Partnership’s subordinated units (the “Vitol Change of Control”).  As owner of 100% of the membership interests in the General Partner, Vitol effectively controls the General Partner and the Partnership, and SemGroup, L.P., the Partnership’s former parent, no longer has any ownership interest in the General Partner.

For the year ended December 31, 2009, the Partnership derived approximately 16% of its revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its asphalt product storage tanks, from services it provided to SemCorp, approximately 6% of its revenues from services it provided to Vitol Inc. and approximately 3% of its revenues from services provided to Enterprise Products Partners L.P. (see Note 11).

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  Prior to consummating the Settlement, certain events of default existed under the Partnership’s credit facility, including during the years ended December 31, 2008 and 2009.  As discussed in Notes 7 and 18 to the financial statements, the Partnership entered into the Credit Agreement Amendment under which, among other things, the lenders under the Partnership’s credit facility consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement (as defined below) and amendments thereto.  Due to the events related to the Bankruptcy Filings, including decreased revenues in the Partnership’s crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, the Partnership continues to face uncertainties with respect to its ability to comply with covenants under its credit facility as discussed below and in Note 18. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Notes 7 and 18.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements and related notes include the accounts of the Partnership, and prior to July 20, 2007, the operations contributed to the Partnership by SemCorp in connection with the Partnership’s initial public offering. The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).

The accompanying financial statements include the results of operations of crude oil terminalling and storage and gathering and transportation operations that were contributed to the Partnership prior to the closing of the Partnership’s initial public offering on a carve-out basis and are referred to herein as the “Predecessor.”  Both the Partnership and the Predecessor had common ownership and, in accordance with ASC 805, Business Combinations, the assets and liabilities transferred were carried forward to the Partnership at their historical amounts.  Additionally, due to the previous common control of SemCorp and the Partnership, the subsequent acquisitions of fixed assets from SemCorp prior to the Manchester Change of Control in July 2008 were recorded at the historical cost of SemCorp.  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

Through the date of the initial public offering, SemCorp provided cash management services to the Predecessor through a centralized treasury system. As a result, all of the Predecessor’s charges and cost allocations covered by the centralized treasury system were deemed to have been paid to SemCorp in cash during the period in which the cost was recorded in the financial statements. In addition, cash advances by SemCorp in excess of cash earned by the Predecessor have been reflected as contributions from SemCorp in the statements of cash flows.

Historically, the Predecessor was a part of the integrated operations of SemCorp, and neither SemCorp nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis. SemCorp and the Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in these financial statements for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by SemCorp on July 20, 2007 relate to services provided to third parties. Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with SemCorp under which the Partnership provided crude oil gathering and transportation and terminalling and storage services to SemCorp.  In connection with its February 2008 purchase of the Acquired Asphalt Assets, the Partnership entered into the Terminalling Agreement with SemCorp under which the Partnership provided asphalt product terminalling and storage and throughput services to SemCorp (see Note 11).  In connection with the Settlement, SemCorp rejected the Throughput Agreement and the Terminalling Agreement as part of its Bankruptcy Cases.

The accompanying financial statements include allocated general and administrative charges from SemCorp for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. General and administrative charges allocated by SemCorp prior to the contribution of the assets, liabilities and operations to the Partnership by SemCorp were $3.2 million for the year ended December 31, 2007. Management believes that the allocated general and administrative expense is representative of the costs and expenses incurred by SemCorp for the Predecessor. Prior to the close of its initial public offering in July 2007, the Partnership entered into an Omnibus Agreement with SemCorp under which the Partnership reimbursed SemCorp for the provision of various general and administrative services for the Partnership’s benefit.  The Omnibus Agreement was amended and restated in conjunction with the purchase of the Acquired Asphalt Assets in February 2008 (the “Amended Omnibus Agreement”) (see Note 11).  The events related to the Bankruptcy Filings terminated SemCorp’s obligations to provide services to the Partnership under the Amended Omnibus Agreement.  SemCorp continued to provide such services to the Partnership until April 1, 2009, the effective date of the Settlement, at which time SemCorp rejected the Amended Omnibus Agreement and SemCorp and the Partnership entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see Note 18).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. Management makes significant estimates including: (1) allowance for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated cash flows and fair values inherent in impairment tests; (4) accruals related to revenues and expenses; and (5) liability and contingency accruals. Although management believes these estimates are reasonable, actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS — The Partnership includes as cash and cash equivalents, cash and all investments with maturities at date of purchase of three months or less which are readily convertible into known amounts of cash.

ACCOUNTS RECEIVABLE — The majority of the Partnership’s accounts receivable relate to its gathering and transportation activities. Accounts receivable included in the balance sheets are reflected net of the allowance for doubtful accounts of $0.6 million and $0.4 million at December 31, 2008 and 2009, respectively.

The Partnership reviews all outstanding accounts receivable balances on a monthly basis and records a reserve for amounts that the Partnership expects will not be fully recovered. Although the Partnership considers its allowance for doubtful trade accounts receivable to be adequate, there is no assurance that actual amounts will not vary significantly from estimated amounts.

PROPERTY, PLANT AND EQUIPMENT — Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs that do not add capacity or extend the useful life of an asset are expensed as incurred. The carrying value of the assets is based on estimates, assumptions and judgments relative to useful lives and salvage values. As assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operating income in the statements of operations.

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

The Partnership has contractual obligations to perform dismantlement and removal activities in the event that some of its asphalt product and residual fuel oil terminalling and storage assets are abandoned (see Note 14).  Such obligations are recognized in the period incurred if reasonably estimable.

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS — Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. A long-lived asset is tested for impairment when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows. The Partnership determined that certain intangible assets were impaired as of December 31, 2009, and as such a $1.4 million impairment charge was recognized in the year then ended.

Acquired customer relationships and non-compete agreements are capitalized and amortized over useful lives ranging from 5 to 10 years using the straight-line method of amortization. An impairment loss is recognized for amortizable intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  The Partnership recognized an impairment loss of $1.4 million during the year ended December 31, 2009 (see Note 5).  No impairment loss was recognized in the two year period ended December 31, 2008.

DEBT ISSUANCE COSTS — Costs incurred in connection with the issuance of long-term debt related to the Partnership’s credit facilities are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

GOODWILL — Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested annually for impairment and when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Partnership has three reporting units comprised of (i) its crude oil terminalling and storage services, (ii) its crude oil gathering and transportation services and (iii) its asphalt services.  All of the Partnership’s goodwill is attributed to its crude oil gathering and transportation reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Partnership has not recognized any impairment of goodwill, including in its most recent impairment test conducted in the fourth quarter of 2009.

ENVIRONMENTAL MATTERS — Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, and penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. No material environmental liabilities exist as of December 31, 2009.

REVENUE RECOGNITION — The Partnership’s revenues consist of (i) terminalling and storage revenues, (ii) gathering and transportation revenues and (iii) fuel surcharge revenues.

Terminalling and storage revenues consist of (i) storage services fees from actual storage used on a month-to-month basis; (ii) storage services fees resulting from short-term and long-term contracts for committed space that may or may not be utilized by the customer in a given month; and (iii) terminal throughput services charges to pump crude oil to connecting carriers or to deliver asphalt product out of the Partnership’s terminals. Terminal throughput services charges are recognized as the crude oil exits the terminal and is delivered to the connecting crude oil carrier or third-party terminal and as the asphalt product is delivered out of the Partnership’s terminal. Storage services revenues are recognized as the services are provided and the amounts earned on a monthly basis.

Gathering and transportation services revenues consist of services fees recognized for the gathering of crude oil for the Partnership’s customers and the transportation of the crude oil to refiners, to common carrier pipelines for ultimate delivery to refiners, or to terminalling and storage facilities owned by the Partnership and others. Revenue for the gathering and transportation of crude oil is recognized when the service is performed and is based upon regulated and non-regulated tariff rates and the related transport volumes.

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate our asphalt product storage tanks and terminals.  The Partnership recognizes fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

INCOME AND OTHER TAXES — The Partnership is not subject to federal income taxes. For federal and most state income tax purposes, all income, gains, losses, expenses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership. In 2007, the state of Texas implemented a partnership-level tax based on a percentage of the revenue earned for services provided in the state of Texas. The Partnership has estimated its liability related to this tax to be $0.3 million and $0.2 million at December 31, 2008 and 2009, respectively, which is reported as a provision for income taxes on its consolidated statements of operations.  See “Taxation as a Corporation” in Note 18 for a discussion of certain risks related to the Partnership’s ability to be treated as a partnership for federal income tax purposes.

STOCK BASED COMPENSATION — In July 2007 the Partnership’s general partner adopted the SemGroup Energy Partners G.P. L.L.C. Long Term Incentive Plan (subsequently renamed the Blueknight Energy Partners G.P. L.L.C. Long Term Incentive Plan) (the “Plan”). The compensation committee of the general partner’s board of directors administers the Plan. The Plan authorizes the grant of an aggregate of 1.25 million common units deliverable upon vesting. Although other types of awards are contemplated under the Plan, awards issued to date include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”). Subject to applicable earnings criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Cash distributions paid on DERs are accounted for as partnership distributions. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period.

The Partnership classifies unit award grants as either equity or liability awards. All award grants made under the Plan from its inception through December 31, 2009 have been classified as equity awards. Fair value for award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period of unit award grants, which generally is the vesting period. Fair value for equity awards is calculated as the closing price of the Partnership’s common units representing limited partner interests in the Partnership (“limited partner units”) on the grant date. Compensation expense related to unit-based payments is included in general and administrative expenses on the Partnership’s consolidated statements of operations.

DERIVATIVE INSTRUMENTS — The Partnership has in the past utilized derivative instruments to manage its exposure to interest rate risk. The Partnership recorded all derivative instruments on the balance sheet as either assets or liabilities measured at their fair value. Changes in derivative instruments’ fair value must be recognized currently in earnings unless specific hedge accounting criteria are met, in which case, changes in fair value are deferred to accumulated other comprehensive income and reclassified into earnings when the underlying transaction affects earnings. Changes in the fair value of the Partnership’s interest rate swaps were recognized currently in earnings. See Note 7 for further discussion.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is stated at cost and consisted of the following (in thousands):

	Estimated
	Useful	December 31,	December 31,
	Lives (Years)	2008	2009
Land		$15,065	$15,430
Land improvements	10-20	5,366	5,431
Pipelines and facilities	5-31	95,010	98,327
Storage and terminal facilities	10-35	166,950	165,392
Transportation equipment	3-10	24,744	22,781
Office property and equipment and other	3-31	19,972	20,601
Pipeline linefill and tank bottoms		-	7,763
Construction-in-progress		37,659	38,715
Property, plant and equipment, gross		364,766	374,440
Accumulated depreciation		(80,277)	(99,948)
Property, plant and equipment, net		$284,489	$274,492

Property, plant and equipment includes assets under capital leases of $1.2 million and $0.3 million, net of accumulated depreciation of $5.3 million and $5.9 million at December 31, 2008 and 2009, respectively. All capital leases relate to the transportation equipment asset category.  At December 31, 2008 and 2009, $37.1 million of construction-in-progress consists of the Eagle North Pipeline System, a 130-mile, 8-inch pipeline that was acquired by the Partnership from SemCorp on May 12, 2008.  Management currently intends to put the asset into service in the fourth quarter of 2010.

Depreciation expense for the years ended December 31, 2007, 2008 and 2009 was $9.1 million, $21.0 million and $22.4 million, respectively.

5. INTANGIBLES AND OTHER ASSETS, NET

Other assets, net of accumulated amortization, consist of the following (in thousands):

	December 31,
	2008	2009
Customer relationships	$1,858	$-
Non-compete agreements	557	-
Deposits	19	369
Other	59	-

Intangibles and other assets, gross	2,493	369
Accumulated amortization	(743)	-
Intangibles and other assets, net	$1,750	$369

Amortization expense related to intangibles for the years ended December 31, 2007, 2008 and 2009 was $0.3 million, $0.3 million and $0.3 million, respectively.

    As a result of losing a customer in the fourth quarter of 2009 in the business unit to which the recorded customer relationships asset relates, the Partnership assessed the recoverability of this asset in the fourth quarter of 2009.  As a result of its assessment, the Partnership concluded that the asset was fully impaired, and, therefore, recorded an impairment charge of $1.2 million.  As a result of the Vitol Change of Control, the partnership recognized an impairment charge of $0.2 million in the fourth quarter of 2009 related to its non-compete agreement intangible asset due to the fact that the agreement terminated upon the transfer to Vitol.  The impairment charges are included in operating expenses in the consolidated statement of operations and both relate to the Crude Oil Gathering and Transportation Services operating segment.

6. ACQUISITIONS

    On June 30, 2006, SemCorp completed the acquisition of the assets of Big Tex Crude Oil Company (“Big Tex”), a crude oil gathering, transportation and marketing company located in Abilene and Midland, Texas, and in Hobbs, New Mexico, for total consideration of approximately $15.5 million. Assets from this acquisition assigned to the Partnership totaled $9.8 million, consisting primarily of equipment, vehicles and intangibles related to customer relationships and non-compete agreements, including goodwill of $1.6 million and intangibles of $2.4 million.  As noted above, the $2.4 million in intangible assets are fully impaired as of December 31, 2009.

The Partnership has acquired various assets, including the Acquired Asphalt Assets, the Acquired Pipeline Assets and the Acquired Storage Assets, from SemCorp.  See Notes 1, 9 and 11 for a description of these acquisitions.  In addition, the Partnership acquired certain asphalt product assets and crude oil assets from SemCorp in connection with the Settlement (see Note 18).

7. LONG TERM DEBT

On July 20, 2007, the Partnership entered into a $250.0 million five-year credit facility with a syndicate of financial institutions. The Partnership borrowed approximately $137.5 million prior to the closing of its initial public offering. The Partnership distributed $136.5 million, net of debt issuance costs of $1.0 million, advanced under the credit agreement to SemGroup Holdings. On July 23, 2007, the Partnership repaid approximately $38.7 million under the credit facility with the proceeds it received in connection with the exercise of the underwriters’ over-allotment option in the Partnership’s initial public offering.

In connection with its purchase of the Acquired Asphalt Assets, the Partnership amended this credit facility to increase the total borrowing capacity to $600.0 million.

Due to events related to the Bankruptcy Filings, certain events of default occurred under the Partnership’s credit agreement (see Note 18).  Effective September 18, 2008, the Partnership and the requisite lenders under its credit facility entered into a Forbearance Agreement and Amendment to Credit Agreement (the “Forbearance Agreement”) under which the lenders agreed, subject to specified limitations and conditions, to forbear from exercising their rights and remedies arising from the Partnership’s defaults and events of default described therein for the period commencing on September 18, 2008 and ending on the earliest of (i) December 11, 2008, (ii) the occurrence of any default or event of default under the credit agreement other than certain defaults and events of default indicated in the Forbearance Agreement, or (iii) the failure of the Partnership to comply with any of the terms of the Forbearance Agreement (the “Forbearance Period”).  On December 11, 2008, the lenders agreed to extend the Forbearance Period until December 18, 2008 pursuant to a First Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “First Forbearance Amendment”), on December 18, 2008, the lenders agreed to extend the Forbearance Period until March 18, 2009 pursuant to a Second Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “Second Forbearance Amendment”), and on March 18, 2009, the lenders agreed to further extend the Forbearance Period until April 8, 2009 pursuant to a Third Amendment to Forbearance Agreement and Amendment to Credit Agreement (the “Third Forbearance Amendment”).

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

The Credit Agreement Amendment further permanently reduced the Partnership’s revolving credit facility under the credit agreement from $220 million to $50 million, and increased the term loan facility from $250 million to $400 million.  Upon the execution of the Credit Agreement Amendment, $150 million of the Partnership’s outstanding revolving loans were converted to term loans and the Partnership became able to borrow additional funds under its revolving credit facility.  Substantially all of the Partnership’s assets are pledged as collateral under the Credit Agreement.  Pursuant to the Credit Agreement Amendment, the credit facility and all obligations thereunder will mature on June 30, 2011.  As such, all outstanding borrowings under the Credit Agreement will be classified as current debt on June 30, 2010.

In connection with the Vitol Change of Control, the Partnership entered into an Amendment to Credit Agreement (the “November Amendment”) with its lenders on November 19, 2009.  The November Amendment allowed for the Vitol Change of Control.  In addition, among other things, the November Amendment (i) permanently reduced the Partnership’s revolving credit facility under the Credit Agreement from $50.0 million to $40.0 million, (ii) requires the Partnership to make annual prepayments with 75% of excess cash flow, (iii) prohibits the Partnership from entering into any contract or arrangement for the purpose of hedging or speculating in the price of any commodity and (iv) eliminates the Partnership’s ability to repurchase amounts outstanding under the Credit Agreement via a Dutch auction process.  The Partnership paid the Lenders executing the November Amendment a fee equal to 0.10% of the aggregate commitments of such Lenders under the Credit Agreement after the above described commitment reduction.  As of December 31, 2009, the Partnership had an aggregate unused credit availability under its revolving credit facility of approximately $12.0 million.

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

After giving effect to the Credit Agreement Amendment and November Amendment, amounts outstanding under the Partnership’s credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  The Partnership now pays a fee of 1.50% per annum on unused commitments under its revolving credit facility.  After giving effect to the Credit Agreement Amendment and November Amendment, interest on amounts outstanding under the Partnership’s credit facility must be paid monthly.  The Partnership’s credit facility, as amended by the Credit Agreement Amendment and November Amendment, now requires the Partnership to pay additional interest on April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 1.00% and 1.00%, respectively.  On October 7, 2009, the Partnership made a required additional interest payment of $2.3 million.  The Partnership is recognizing these additional interest payments over the term of the debt agreement utilizing the effective interest method.

During the three months ended December 31, 2009, the weighted average interest rate incurred by the Partnership was 12.0% resulting in interest expense of approximately $12.8 million.  During the twelve months ended December 31, 2008, the Partnership capitalized interest of $0.9 million.  The Partnership capitalized no interest during the twelve months ended December 31, 2009.

Among other things, the Partnership’s credit facility, as amended by the Credit Agreement Amendment and November Amendment, now requires the Partnership to make (i) minimum quarterly amortization payments on March 31, 2010 in the amount of $2.0 million, June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 75% of excess cash flow (as defined in the Credit Agreement Amendment).  The Partnership’s credit facility, as amended by the Credit Agreement Amendment, prohibits the Partnership from making draws under the revolving credit facility if it would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.  Based on borrowings under the credit facility as of December 31, 2009, the Partnership estimates an additional principal repayment of $416.5 million in 2011 in connection with the June 30, 2011 maturity of all obligations under the credit facility.  Based on the borrowing rates currently available to the Partnership for debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt at December 31, 2009 approximates its fair value.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets (other than the sale or other disposition of the assets of the asphalt business, provided that such disposition is at arm’s length to a non-affiliate for fair market value in exchange for cash and the proceeds of the disposition are used to pay down outstanding loans), businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures.  The credit agreement prohibits the Partnership from making distributions of available cash to its unitholders if any default or event of default (as defined in the credit agreement) exists.  The credit agreement, as amended by the Credit Agreement Amendment and November Amendment, requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each month for the twelve month period ending on the date of determination, that ranges on a monthly basis from not more than 5.50 to 1.00 to not more than 9.75 to 1.00.  As of December 31, 2009, the Partnership’s leverage ratio was 6.71 to 1.00, which is in compliance with this covenant.  In addition, pursuant to the Credit Agreement Amendment, the Partnership’s ability to make acquisitions and investments in unrestricted subsidiaries is limited and the Partnership may only make distributions if its leverage ratio is less than 3.50 to 1.00 and certain other conditions are met.   If the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.

The credit agreement, as amended by the Credit Agreement Amendment and November Amendment, also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) that ranges on a monthly basis from not less than 2.50 to 1.00 to not less than 1.00 to 1.00.  As of December 31, 2009, the Partnership’s interest coverage ratio was 1.49 to 1.00.  As of December 31, 2009, the Partnership was in compliance with this covenant.

Further, the Partnership is required to maintain a monthly consolidated adjusted EBITDA for the prior twelve months ranging from $45.4 million to $82.9 million as determined at the end of each month.  In addition, capital expenditures are limited to $12.5 million in 2009, $8.0 million in 2010 and $4.0 million in the six months ending June 30, 2011.  As of December 31, 2009, the Partnership was in compliance with these covenants.

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

The Partnership capitalized debt issuance costs of approximately $2.1 million and $10.8 million in 2008 and 2009, respectively, which are being amortized on a straight-line basis through June 2011.  Amortization expense related to debt issuance costs for the years ended December 31, 2008 and 2009 was $1.1 million and $6.3 million, respectively.  Interest expense for the three months ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to the Partnership's 2008 or 2009 financial statements.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility.  From time to time the Partnership has used interest rate swap agreements to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In August 2007 the Partnership entered into interest rate swap agreements with an aggregate notional value of $80.0 million that mature on August 20, 2010. Under the terms of the interest rate swap agreements, the Partnership was to pay fixed rates of 4.9% and receive three-month LIBOR with quarterly settlement.  In March 2008 the Partnership entered into interest rate swap agreements with an aggregate notional value of $100.0 million that would have matured on March 31, 2011.  Under the terms of the interest rate swap agreements, the Partnership was to pay fixed rates of 2.6% to 2.7% and receive three-month LIBOR with quarterly settlement.  These interest rate swaps did not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swaps were recorded in interest expense in the Partnership's statements of operations.  In addition, the interest rate swap agreements contained cross-default provisions to events of default under the credit agreement.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and the Partnership has no liability as of December 31, 2009 with respect to these positions.

8. NET INCOME PER LIMITED PARTNER UNIT

On January 1, 2009, the Partnership adopted a new accounting method for the presentation of net income per limited partner unit for Master Limited Partnerships. Under the new accounting methodology, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The Partnership has retrospectively applied this new accounting method to the twelve months ended December 31, 2008 and to the period from July 21, 2007 to December 31, 2007. Until January 1, 2009, the Partnership’s accounting practice, for purposes of calculating earnings per unit, was to allocate net income (loss) to the general partner based on the general partner’s share of total or pro forma distributions, as applicable, including incentive distribution rights. The adoption of this new accounting method did not materially impact the Partnership’s financial position, results of operations or cash flows.  The following sets forth the computation of basic and diluted net income (loss) per common and subordinated unit (in thousands, except per unit data):

	January 1, 2007 to July 19, 2007	July 20, 2007 to December 31, 2007	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2009
Net income (loss)	$(26,118)	$13,205	$17,775	$(16,505)
Less: General partner interest in net income (loss)	(26,118)	240	3,646	(326)
Net income (loss) available to limited and subordinated partners	$-	$12,965	$14,129	$(16,179)

Basic and diluted weighted average number of units:
Common units		14,375	20,401	21,591
Subordinated units		12,571	12,571	12,571

Basic and diluted net income (loss) per common unit		$0.49	$0.45	$(0.47)
Basic and diluted net income (loss) per subordinated unit		$0.49	$0.45	$(0.47)

    The difference between the amounts of net income allocated to the limited and general partners and the related earnings per unit calculations under the new accounting methodology and the Partnership’s previous accounting methodology for the twelve months ended December 31, 2007 and 2008 is provided in the table below:

	(in thousands, except per unit amounts)
	Current Accounting Methodology	As Previously Reported	Difference
July 20, 2007 to December 31, 2007
General partner interest in net income	$240	$264	$(24)
Net income available to limited and subordinated partners	12,965	12,941	24
	$13,205	$13,205	$—
Basic and diluted weighted average number of units:
Common units	14,375	14,375	—
Subordinated units	12,571	12,571	—

Basic and diluted net income per common unit	$0.49	$0.55	$(0.06)
Basic and diluted net income per subordinated unit	$0.49	$0.40	$0.09

Twelve Months Ended December 31, 2008
General partner interest in net income	3,646	3,334	312
Net income available to limited and subordinated partners	14,129	14,441	(312)
	$17,775	$17,775	$—

Basic and diluted weighted average number of units:
Common units	20,401	20,401	—
Subordinated units	12,571	12,571	—

Basic and diluted net income per common unit	$0.45	$0.46	$(0.01)
Basic and diluted net income per subordinated unit	$0.45	$0.46	$(0.01)

9. PARTNERS’ CAPITAL AND DISTRIBUTIONS

In accordance with the terms of its partnership agreement, each quarter the Partnership distributes all of its available cash (as defined) to its unitholders. Generally, distributions are allocated first, 98% to the common unitholders and 2% to its general partner until the Partnership distributes for each common unit an amount equal to the minimum quarterly distribution $0.3125 per unit. Subject to any arrearages in the minimum quarterly distribution to the common unitholders, amounts then are distributed 98% to the subordinated unitholders and 2% to the general partner up to the minimum quarterly distribution for the quarter. Amounts distributable above the minimum quarterly amount are generally distributed 98% to all unitholders and 2% to its general partner, subject to the incentive distribution rights of the general partner. The incentive distribution rights entitle the general partner to receive increasing percentages, up to a maximum of 50%, of cash the Partnership distributes in excess of $0.3594 per unit each quarter. Distributions are also paid to the holders of restricted units and phantom units as disclosed in Note 12.

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

On February 20, 2008, the Partnership purchased the Acquired Asphalt Assets from SemCorp for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition was reflected as a purchase of assets, with the Acquired Asphalt Assets recorded at the historical cost of SemCorp (approximately $145.5 million), and the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital (deficit) as a distribution to SemCorp.  The Board approved the acquisition of the Acquired Asphalt Assets as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets was fair, from a financial point of view, to the Partnership.

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

On May 12, 2008, the Partnership purchased the Acquired Pipeline Assets from SemCorp for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs. For accounting purposes, the acquisition was reflected as a purchase of assets, with the Acquired Pipeline Assets recorded at the historical cost of SemCorp (approximately $35.1 million), and the additional purchase price of $10.0 million reflected in the statement of changes in partners’ capital (deficit) as a distribution to SemCorp.  The Board approved the acquisition of the Acquired Pipeline Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Pipeline Assets was fair, from a financial point of view, to the Partnership.

On May 30, 2008, the Partnership purchased the Acquired Storage Assets from SemCorp for aggregate consideration of $90.3 million, including $0.3 million of acquisition-related costs. For accounting purposes, the acquisition was reflected as a purchase of assets, with the Acquired Storage Assets recorded at the historical cost of SemCorp (approximately $17.2 million), inclusive of $0.6 million of completion costs subsequent to the close of the acquisition, and the additional purchase price of $73.1 million reflected in the statement of changes in partners’ capital (deficit) as a distribution to SemCorp.  The Board approved the acquisition of the Acquired Storage Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Storage Assets was fair, from a financial point of view, to the Partnership.

As a result of SemCorp’s control of the Partnership’s general partner, consideration paid in excess of the historical cost of the Acquired Asphalt Assets, Acquired Pipeline Assets, and Acquired Storage Assets were treated as distributions to SemCorp.  This resulted in an aggregate reduction in Partners’ Capital of $317.1 million and negative Partners’ Capital of $142.2 million as of December 31, 2009.  As a result of SemCorp’s control of the Partnership’s general partner, the Partnership was subject to the risk that SemCorp may have favored its own interest in proposing the terms of any acquisition (or drop downs) the Partnership made from SemCorp and such terms may not have been as favorable as those received from an unrelated third party.  The Board approved the acquisition of the Acquired Asphalt Assets, the Acquired Pipeline Assets, and Acquired Storage Assets, as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating these transactions and considered a number of factors in approving the acquisitions, including opinions from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets, the Acquired Pipeline Assets, and the Acquired Storage Assets was fair, from a financial point of view, to the Partnership.

10. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2007, 2008 and 2009 SemCorp accounted for approximately 62%, 73% and 16%, respectively, of the Partnership’s revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its asphalt product storage tanks. As a result of the Bankruptcy Filings, the Partnership has made efforts to replace revenues generated by services provided to SemCorp with revenues generated from services provided to other third party customers (see Note 18).

Barclays Capital Energy, Inc., Vitol Inc., Mercuria Energy Trading, Inc., and Nexen Marketing USA, Inc. accounted for 27%, 27%, 13%, and 11%, respectively, of crude oil terminalling and storage services revenue in 2009.  ConocoPhillips Co. accounted for 13% of crude oil gathering and transportation services revenue in 2009.  SemCorp, Ergon Asphalt & Emulsions, and NuStar Marketing LLC accounted for 38%, 17%, and 18%, respectively, of asphalt services revenue in 2009.  No customer balances exceeded 10% of accounts receivable at December 31, 2009.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of trade receivables. The Partnership’s accounts receivable are primarily from producers, purchasers and shippers of crude oil and asphalt product and at times will include Vitol. This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk in that the customers may be similarly affected by changes in economic, industry or other conditions. The Partnership reviews credit exposure and financial information of its counterparties and generally require letters of credit for receivables from customers that are not considered creditworthy, unless the credit risk can otherwise be reduced.

11. RELATED PARTY TRANSACTIONS

Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with SemCorp. For the years ended December 31, 2008 and 2009, the Partnership recognized revenue of $77.7 million and $4.5 million, respectively, under the Throughput Agreement.

In conjunction with the purchase of the Acquired Asphalt Assets in February 2008, the Partnership entered into the Terminalling Agreement with SemCorp. For the years ended December 31, 2008 and 2009, the Partnership recognized revenue of $65.8 million and $ 21.8 million, respectively, under the Terminalling Agreement, including fuel reimbursement revenues related to fuel and power consumed to operate its asphalt product storage tanks.

Based on the minimum requirements under the Throughput Agreement and the Terminalling Agreement, SemCorp was obligated to pay the Partnership an aggregate minimum monthly fee totaling $135.0 million annually for the Partnership’s gathering and transportation services and the Partnership’s terminalling and storage services.  Pursuant to an order of the Bankruptcy Court entered on September 9, 2008, SemCorp began making payments under the Throughput Agreement at a market rate based upon SemCorp’s actual usage rather than the contractual minimums.  In connection with the Settlement, SemCorp rejected the Throughput Agreement and the Terminalling Agreement as part of its Bankruptcy Cases (see Note 18).

In connection with the Settlement, the Partnership and SemCorp entered into various agreements including the New Throughput Agreement pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to SemCorp and the New Terminalling Agreement pursuant to which the Partnership provides certain asphalt product terminalling and storage services for SemCorp’s remaining asphalt inventory.  For a further discussion of these agreements, and the other agreements entered into in connection with the Settlement, please see Notes 1and 18.

    Additionally, the Partnership provides crude oil terminalling and storage services to Vitol.  For the twelve months ended December 31, 2008 and December 31, 2009 the Partnership recognized revenues of $6.6 million and $9.4 million, respectively, for services provided to Vitol.  Of these amounts, $6.6 million and $8.4 million are classified as third party revenues for the twelve months ended December 31, 2008 and December 31, 2009, respectively.  For the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue.  The Partnership provided no services to Vitol during the twelve months ended December 31, 2007.

    For the twelve months ended December 31, 2007, 2008 and 2009 the Partnership recognized revenues of $46.3 million, $143.9 million and $26.5 million, respectively, for services provided to SemCorp.  Of these amounts, $46.3 million, $143.9 million and $26.3 million are classified as related party revenues for the twelve months ended December 31, 2007, 2008 and 2009, respectively.  For the twelve months ended December 31, 2009, $0.2 million in revenue for services provided to SemCorp subsequent to the Vitol Change of Control is classified as third party revenue.

As of December 31, 2008 and 2009, the Partnership had $18.9 million and $0.6 million, respectively, in receivables from SemCorp and its subsidiaries, including pre-petition receivables of $10.5 million as of December 31, 2008.  The $10.5 million relates to amounts that were due from SemCorp as of December 31, 2008 and are considered prepetition debt in the Bankruptcy Cases.  In connection with the Settlement, these pre-petition related party receivables were netted against pre-petition related party payables and waived in April 2009 (see Note 2).

Prior to the Bankruptcy Filings, the Partnership paid SemCorp a fixed administrative fee for providing general and administrative services to the Partnership. This fixed administrative fee was initially fixed at $5.0 million per year through July 2010. Concurrently with the closing of the purchase of the Acquired Asphalt Assets in February of 2008, the Partnership amended and restated the Omnibus Agreement, increasing the fixed administrative fee the Partnership paid SemCorp for providing general and administrative services to the Partnership from $5.0 million per year to $7.0 million per year. For the twelve month periods ended December 31, 2008 and 2009, the Partnership recorded general and administrative expenses of $6.9 million and $2.6 million, respectively, for the services provided under the Omnibus Agreement. The obligation for SemCorp to provide services under the Amended Omnibus Agreement and the corresponding administrative fee payable by the Partnership were terminated in connection with the events related to the Change of Control. SemCorp continued to provide such services to the Partnership until the effective date of the Settlement at which time SemCorp rejected the Amended Omnibus Agreement and SemCorp and the Partnership entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see Note 2). In addition, in connection with the Settlement, SemCorp waived the fixed administrative fee payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 2).

Prior to entering into the Shared Services Agreement, the Partnership also reimbursed SemCorp for direct operating payroll and payroll-related costs and other operating costs associated with services SemCorp’s employees provided to the Partnership. For the twelve month periods ended December 31, 2008 and 2009, the Partnership recorded $30.5 million and $34.9 million, respectively, in compensation costs and $3.2 million and $2.7 million, respectively, in other operating costs related to services provided by SemCorp’s employees which are reflected as operating expenses in the accompanying statement of operations. As of December 31, 2008 and December 31, 2009, respectively, the Partnership had $20.1 million and $3.0 million in payables to SemCorp and its subsidiaries, including the pre-petition payables of $10.6 million at December 31, 2008. Pursuant to the Settlement, these pre-petition related party payables were netted against pre-petition related party receivables and waived in April 2009 (see Note 2). After the effective date of the Settlement, these costs are reimbursed pursuant to the Shared Services Agreement and the Transition Services Agreement (see Note 2). In addition, in connection with the Settlement, SemCorp waived the direct operational costs attributable to the Partnership’s asphalt operations and payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 2).  As of December 31, 2009, the Partnership had $3.0 million in payables to SemCorp and its subsidiaries.

The Partnership has acquired various assets, including the Acquired Asphalt Assets, the Acquired Pipeline Assets and the Acquired Storage Assets, from SemCorp.  See Notes 1 and 9 for a description of these acquisitions.  In addition, the Partnership acquired certain asphalt product assets and crude oil assets from SemCorp in connection with the Settlement (see Note 18).

During the year ended December 31, 2009 the Partnership provided crude oil gathering and transportation services to an entity on whose board of directors a member of the Board formerly served.  The Partnership earned revenue of $4.8 million for services it provided to this entity in 2009, and as of December 31, 2009 the Partnership has a $1.2 million receivable from this entity.

On November 5, 2009, the Partnership was notified by Manchester Securities Corp. ("Manchester"), which controls the Partnership's general partner, that Manchester was seeking reimbursement of certain expenses of approximately $1.3 million that it stated were incurred for the benefit of the Partnership and as such were reimbursable under the provisions of the partnership agreement of the Partnership. Subsequently, the Partnership requested and received information submitted by Manchester supporting the claim and, accordingly, the Partnership made a $1.3 million payment to Manchester in December 2009 for the reimbursement of these expenses.

12. LONG-TERM INCENTIVE PLAN

In July 2007, the Partnership’s general partner adopted the SemGroup Energy Partners G.P., L.L.C. Long-Term Incentive Plan (subsequently renamed the Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan) (the “Plan”). The compensation committee of the Board administers the Plan. The Plan authorizes the grant of an aggregate of 1.25 million common units deliverable upon vesting. Although other types of awards are contemplated under the Plan, awards issued to date include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”).

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

    Awards granted to date are equity awards and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period.  Due to the Change of Control related to the SemCorp’s liquidity issues, all outstanding awards as of July 18, 2008 vested.  On August 14, 2008, 282,309 common units were issued in connection with the vesting of certain of the outstanding awards.  In October 2009, 145,000 common units were issued in connection with the vesting of certain of the outstanding awards due to the Change of Control related to the SemCorp’s liquidity issues.

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

    Due to the Vitol Change of Control, all outstanding awards as of November 23, 2009 vested.  In December 2009, 25,415 common units were issued in connection with the vesting of the outstanding awards due to the Vitol Change of Control.

    In November 2009, 10,000 restricted common units were granted which vest in one-third increments over three years.  This grant was made in connection with the reorganization of the Board.  In December 2009, 2,500 restricted common units were granted which vest in one-third increments over three years.

    Activity pertaining to phantom common unit and restricted common unit awards granted under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	-	$-
Granted	485,000	22.06
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2007	485,000	$22.06
Granted	385,000	25.86
Vested	865,000	23.86
Forfeited	-	-
Nonvested at December 31, 2008	5,000	$3.85
Granted	42,500	4.43
Vested	35,000	2.61
Forfeited	-	-
Nonvested at December 31, 2009	12,500	$9.29

    The phantom common units and restricted common units vest ratably over three year periods.  The fair value of the phantom common units granted in 2007, 2008 and 2009 at the grant date was $10.5 million, $9.8 million and $0.1 million, respectively.  The fair value of the restricted common units granted in 2007, 2008 and 2009 at the grant date was $0.2 million, $0.1 million and $0.1 million, respectively.  The Partnership's equity-based incentive compensation expense for the years ended December 31, 2007, 2008 and 2009 was $1.2 million, $19.4 million and $0.1 million, respectively.  As of December 31, 2009, the Partnership has $0.1 million in compensation expense to be recognized over the next three years related to awards that have not vested.

13. EMPLOYEE BENEFIT PLAN

Under the Partnership's 401(k) Plan, which was formed in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.6 million in 2009 for discretionary contributions under the plan.

14. COMMITMENTS AND CONTINGENCIES

The Partnership leases certain real property, equipment and operating facilities under various operating and capital leases. It also incurs costs associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations. Future non-cancellable commitments related to these items at December 31, 2009, are summarized below (in thousands):

	Capital Leases	Operating Leases
For twelve months ending:
December 31, 2010	$254	$3,725
December 31, 2011	-	3,431
December 31, 2012	-	2,236
December 31, 2013	-	999
December 31, 2014	-	668
Thereafter	-	1,282
Total future minimum lease payments	254	$12,341
Less amount representing interest	(6)
Net future minimum lease payments	248
Less current portion	(248)
	$-

    Rental expense related to leases was $2.4 million, $3.8 million and $4.4 million for each of the years ended December 31, 2007, 2008 and 2009, respectively.

    The Partnership is subject to various legal actions and claims, including a securities class action and other lawsuits, an SEC investigation and a Grand Jury investigation due to events related to the Bankruptcy Filings (see Note 18).  The Partnership intends to vigorously defend these actions.  There can be no assurance regarding the outcome of the litigation.  An estimate of possible loss, if any, or the range of loss cannot be made and therefore the Partnership has not accrued a loss contingency related to these actions.  However, the ultimate resolution of these actions could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the its common units and the Partnership’s ability to conduct its business.

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of environmental-related matters. Management believes that these legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, an accrual is established equal to its estimate of the likely exposure. The Partnership did not have an accrual for legal settlements as of December 31, 2008 or 2009.

The Partnership has contractual obligations to perform dismantlement and removal activities in the event that some of its asphalt product and residual fuel oil terminalling and storage assets are abandoned. These obligations include varying levels of activity including completely removing the assets and returning the land to its original state. The Partnership has determined that the settlement dates related to the retirement obligations are indeterminate. The assets with indeterminate settlement dates have been in existence for many years and with regular maintenance will continue to be in service for many years to come. Also, it is not possible to predict when demands for the Partnership’s terminalling and storage services will cease, and the Partnership does not believe that such demand will cease for the foreseeable future.  Accordingly, the Partnership believes the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, the Partnership cannot reasonably estimate the fair value of the associated asset retirement obligations.  Management believes that if the Partnership’s asset retirement obligations were settled in the foreseeable future the potential cash flows that would be required to settle the obligations based on current costs are not material.  The Partnership will record asset retirement obligations for these assets in the period in which sufficient information becomes available for it to reasonably determine the settlement dates.

In the Amended Omnibus Agreement and other agreements with SemCorp, SemCorp agreed to indemnify the Partnership for certain environmental and other claims relating to the crude oil and asphalt product assets that have been contributed to the Partnership.  In connection with the Settlement, the Partnership waived these claims and the Amended Omnibus Agreement and other relevant agreements, including the indemnification provisions therein, were rejected as part of the Bankruptcy Cases.  If the Partnership experiences an environmental or other loss, it would experience losses that may have a material adverse effect on its business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of its common units and the ability to conduct its business.

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

At December 31, 2008 and 2009, the Partnership was not aware of any existing conditions that may cause it to incur significant expenditures in the future for the remediation of existing contamination. As such, the Partnership has not reflected in the accompanying financial statements any liabilities for environmental obligations to be incurred in the future based on existing contamination. Changes in the Partnership’s estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

CRUDE OIL GATHERING AND TRANSPORTATION SERVICES —The Partnership owns and operates two pipeline systems, the Mid-Continent system and the Longview system, that gather crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its gathering and transportation system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. It refers to its second gathering and transportation system, which is located in Texas, as the Longview system. In addition to its pipelines, the Partnership uses its owned and leased tanker trucks to gather crude oil for its customers at remote wellhead locations generally not covered by pipeline and gathering systems and to transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems. In connection with its gathering services, the Partnership also provides a number of producer field services, ranging from gathering condensates from natural gas companies to hauling produced water to disposal wells.

ASPHALT SERVICES —The Partnership provides asphalt product and residual fuel terminalling, storage and blending services at its terminalling and storage facilities located in twenty-three states.

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

    The following table reflects certain financial data for each segment for the periods indicated:

	Crude Oil Terminalling and Storage	Crude Oil Gathering and Transportation	Asphalt Services	Total
	(in thousands)
Year ended December 31, 2007
Service revenue
Third party revenue	$7,857	$20,446	$-	$28,303
Related party revenue	16,894	29,368	-	46,262	(1)
Total revenue for reportable segments	24,751	49,814	-	74,565	(2)
Operating expense (excluding depreciation and amortization)	2,024	55,680	-	57,704
Operating margin (excluding depreciation and amortization)	22,727	(5,866)	-	16,861	(3)
Additions to long-lived assets	12,566	7,016	-	19,582
Total assets (end of period)	65,508	59,974	-	125,482

Year ended December 31, 2008
Service revenue
Third party revenue	$13,877	$34,416	$2	$48,295
Related party revenue	28,089	49,953	65,843	143,885	(1)
Total revenue for reportable segments	41,966	84,369	65,845	192,180
Operating expense (excluding depreciation and amortization)	2,353	58,837	21,560	82,750
Operating margin (excluding depreciation and amortization)	39,613	25,532	44,285	109,430	(3)
Additions to long-lived assets	17,299	38,834	147,766	203,899
Total assets (end of period)	89,450	103,238	161,953	354,641

Year ended December 31, 2009
Service revenue
Third party revenue	$39,662	$49,149	$35,890	$124,701
Related party revenue	3,638	6,613	21,824	32,075	(1)
Total revenue for reportable segments	43,300	55,762	57,714	156,776
Operating expense (excluding depreciation and amortization)	2,994	46,505	22,559	72,058
Gain on settlement transaction	2,585	-	-	2,585
Operating margin (excluding depreciation and amortization)	42,891	9,257	35,155	87,303	(3)
Additions to long-lived assets	2,166	10,514	3,096	15,776
Total assets (end of period)	75,725	95,953	139,023	310,701
____________________
(1)
The Partnership provides services to SemCorp.  For the twelve months ended December 31, 2007, 2008 and 2009 the Partnership recognized revenues of $46.3 million, $143.9 million and $26.5 million, respectively, for services provided to SemCorp.  Of these amounts, $46.3 million, $143.9 million and $26.3 million are classified as related party revenues for the twelve months ended December 31, 2007, 2008 and 2009, respectively.  For the twelve months ended December 31, 2009, $0.2 million in revenue for services provided to SemCorp subsequent to the Vitol Change of Control is classified as third party revenue.  Additionally, the Partnership provides crude oil terminalling and storage services to Vitol.  For the twelve months ended December 31, 2008 and 2009 the Partnership recognized revenues of $6.6 million and $9.4 million, respectively, for services provided to Vitol.  Of these amounts, $6.6 million and $8.4 million are classified as third party revenues for the twelve months ended December 31, 2008 and 2009, respectively.  For the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue.  The Partnership provided no services to Vitol during the twelve months ended December 31, 2007.

(2)
Historically, the Predecessor was a part of the integrated operations of SemCorp, and neither SemCorp nor the Predecessor recorded revenue associated with the terminalling and storage and gathering and transportation services provided on an intercompany basis.  Accordingly, revenues reflected for all periods prior to the contribution of the assets, liabilities and operations to the Partnership by SemCorp on July 20, 2007 are substantially services provided to third parties.

(3)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Operating margin (excluding depreciation and amortization)	$16,861	$109,430	$87,303
Depreciation and amortization	9,478	21,328	24,067
General and administrative expenses	13,595	43,085	28,137
Interest expense	6,560	26,951	51,399
Income (loss) before income taxes	$(12,772)	$18,066	$(16,300)

17. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. While the Codification does not change GAAP, it does change the manner in which the Partnership references authoritative accounting principles in its consolidated financial statements. The Codification is effective for this Annual Report.

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

•
The disclosures that an entity should make about events or transactions that occurred after the balance sheet date; in February 2010, this accounting standard was amended to eliminate the requirement for SEC filers to disclose the date through which they have evaluated subsequent events.

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

18. IMPACT OF BANKRUPTCY OF SEMCORP AND RELATED EVENTS

   The Partnership has been significantly impacted by the bankruptcy of SemCorp.  The principal effects are detailed below.

Settlement with SemCorp

On March 12, 2009, the Bankruptcy Court held a hearing and approved the transactions contemplated by a term sheet (the “Settlement Term Sheet”) relating to the Settlement.  The Bankruptcy Court entered an order approving the Settlement upon the terms contained in the Settlement Term Sheet on March 20, 2009.  The Partnership and SemCorp executed definitive documentation, in the form of a master agreement (the “Master Agreement”), effective as of March 31, 2009, and certain other transaction documents to effectuate the Settlement and that superseded the Settlement Term Sheet.  The Bankruptcy Court entered an order approving the Master Agreement and the Settlement in April 2009.  In addition, in connection with the Settlement, the Partnership and the requisite lenders under the Partnership’s secured credit facility entered into the Credit Agreement Amendment under which, among other things, the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.

The Settlement provided for the following:

•	the Partnership transferred the Transferred Settlement Assets to SemCorp;

•	SemCorp transferred the Crude Oil Assets and the Asphalt Assets to the Partnership;

•	SemCorp rejected the Throughput Agreement;

•	the Partnership and one of its subsidiaries have a $20 million unsecured claim against SemCorp and certain of its subsidiaries relating to rejection of the Throughput Agreement;

•
the Partnership and SemCorp entered into the New Throughput Agreement pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to SemCorp;

•	the Partnership offered employment to certain crude oil employees;

•	SemCorp rejected the Terminalling Agreement;

•	a subsidiary of the Partnership has a $35 million unsecured claim against SemCorp and certain of its subsidiaries relating to rejection of the Terminalling Agreement;

•
the Partnership and SemCorp entered into the New Terminalling Agreement pursuant to which the Partnership provides asphalt product terminalling and storage services for SemCorp’s remaining asphalt inventory;

•	SemCorp agreed to remove all of its remaining asphalt inventory from the Partnership’s asphalt storage facilities no later than October 31, 2009;

•
SemCorp was entitled to receive 20% of the proceeds of any sale by the Partnership of any of the asphalt assets transferred to the Partnership in connection with the Settlement that occurs prior to December 31, 2009;

•	SemCorp rejected the Amended Omnibus Agreement;

•	the Partnership and SemCorp entered into the Shared Services Agreement pursuant to which SemCorp provides certain operational services for the Partnership;

•
other than as provided above, the Partnership and SemCorp entered into mutual releases of claims relating to the rejection of the Terminalling Agreement, the Throughput Agreement and the Amended Omnibus Agreement;

•	certain pre-petition claims by SemCorp and the Partnership were netted and waived;

•
SemCorp and the Partnership resolved certain remaining issues related to the contribution of crude oil assets to the Partnership in connection with the Partnership’s initial public offering, the Partnership’s acquisition of the Acquired Asphalt Assets, the Partnership’s acquisition of the Acquired Pipeline Assets and the Partnership’s acquisition of the Acquired Storage Assets, including the release of claims relating to such acquisitions; and

•
the Partnership and SemCorp entered into the Trademark Agreement (as defined below) which provided the Partnership with a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup”, and the corresponding mark until December 31, 2009, and SemCorp waived claims for infringement relating to such trade names and mark prior to the date of such license agreement.

    The Partnership accounted for the Settlement as an exchange of nonmonetary assets.  Accordingly, the accounting for the Settlement was based upon the fair value of the assets the Partnership transferred to SemCorp.  These assets included the Transferred Settlement Assets (fair value of $5.5 million) and a receivable for March 2009 services provided to SemCorp (fair value of $4.0 million).  The fair value was allocated to the assets that the Partnership received in the Settlement, with $7.5 million recorded to pipeline linefill and tank bottoms, $1.7 million to the Asphalt Assets, and $0.3 million to the received pipeline easements.  The fair value of the Transferred Settlement Assets exceeded their book value, which resulted in the Partnership recording a gain of approximately $2.6 million in the twelve months ended December 31, 2009.

Certain terms of transaction documents relating to the Settlement are discussed in more detail below.

Shared Services Agreement

In connection with the Settlement, the Partnership entered into the Shared Services Agreement with SemCorp.  Pursuant to the Shared Services Agreement, SemCorp provides certain general shared services, Cushing shared services (as described below), and SCADA services (as described below) to the Partnership.

The general shared services include crude oil movement services, Department of Transportation services, right-of-way services, environmental services, pipeline and civil structural maintenance services, safety services, pipeline truck station maintenance services, project support services and truck dispatch services.  The fees for such general shared services are fixed at $125,000 for the month of April 2009.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  SemCorp has agreed to provide the general shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.

The Cushing shared services include operational and maintenance services related to terminals at Cushing, Oklahoma.  The fees for such Cushing shared services are fixed at $20,000 for the month of April 2009.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  SemCorp has agreed to provide the Cushing shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties.

The SCADA services include services related to the operation of the SCADA system which is used in connection with the Partnership’s crude oil operations.  The fees for such SCADA services are fixed at $15,000 for the month of April 2009.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  SemCorp has agreed to provide the SCADA services for five years (subject to earlier termination as provided therein) and the Partnership may elect to extend the term for two subsequent five year periods.

Transition Services Agreement

In connection with the Settlement, the Partnership entered into the Transition Services Agreement with SemCorp.  Pursuant to the Transition Services Agreement, SemCorp provided certain corporate, crude oil and asphalt transition services, in each case for a limited amount of time, to the Partnership.

Transfer of Crude Oil Assets

In connection with the Settlement, the Partnership transferred certain crude oil assets located in Kansas and northern Oklahoma to SemCorp.  These transfers included real property and associated personal property at locations where SemCorp owned the pipeline.  The Partnership retained certain access and connection rights to enable it to continue to operate its crude oil trucking business in such areas.  In addition, the Partnership transferred its interests in the SCADA System, a crude oil inventory tracking system, to SemCorp.

In addition, SemCorp transferred to the Partnership (i) 355,000 barrels of crude oil line fill and tank bottoms, which are necessary for the Partnership to operate its crude oil tank storage operations and its Oklahoma and Texas crude oil pipeline systems, (ii) certain personal property located in Oklahoma, Texas and Kansas used in connection with the Partnership’s crude oil trucking business and (iii) certain real property located in Oklahoma, Kansas, Texas and New Mexico that was intended to be transferred in connection with the Partnership’s initial public offering.

Transfer of Asphalt Assets

In connection with the Settlement, SemCorp transferred certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with the Partnership’s existing asphalt facilities and associated real property interests to the Partnership.  The transfer of SemCorp’s asphalt assets in connection with the Settlement provides the Partnership with outbound logistics for its existing asphalt assets and, therefore, allows it to provide asphalt terminalling, storage and processing services to third parties.

New Throughput Agreement

In connection with the Settlement, the Partnership and SemCorp entered into a Throughput Agreement (the “New Throughput Agreement”), pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to SemCorp.

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

New Terminalling and Storage Agreement

In connection with the Settlement, the Partnership and SemCorp entered into a Terminalling and Storage Agreement (the “New Terminalling Agreement”), pursuant to which the Partnership provided certain asphalt terminalling and storage services for the remaining asphalt inventory of SemCorp.  Storage services under the New Terminalling Agreement were equal to $0.565 per barrel per month multiplied by the total shell capacity in barrels for each storage tank where SemCorp and its affiliates have product; provided that if SemCorp removes all product from a storage tank prior to the end of the month, then the storage service fees were pro-rated for such month based on the number of calendar days storage was actually used.  Throughput fees under the New Terminalling Agreement were equal to $9.25 per ton; provided that no fees were payable for transfers of product between storage tanks located at the same or different terminals.  The New Terminalling Agreement had an initial term that expired on October 31, 2009, and was not extended.

New Access and Use Agreement

In connection with the Settlement, the Partnership and SemCorp entered into an Access and Use Agreement, (the “New Access and Use Agreement”), pursuant to which the Partnership allowed SemCorp access rights to the Partnership’s asphalt facilities relating to its existing asphalt inventory.  The term of the Access and Use Agreement ended separately for each terminal upon the earlier of October 31, 2009 or until all of the existing asphalt inventory of SemCorp is removed from such terminal.  As of December 31, 2009, the term of the Access and Use Agreement has expired.

Trademark Agreement

In connection with the Settlement, SemCorp and the Partnership entered into a Trademark License Agreement (the “Trademark Agreement”), pursuant to which SemCorp granted the Partnership a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup”, and the corresponding mark until December 31, 2009, and SemCorp waived claims for infringement relating to such trade names and mark prior to the effective date of the Trademark Agreement.

Building and Office Leases

In connection with the Settlement, the Partnership leased office space in Oklahoma City, Oklahoma and certain facilities in Cushing, Oklahoma to SemCorp.  The terms for the leases expire on March 31, 2014.  The rents for such leases are as described in the exhibits thereto.

Easements

In connection with the Settlement, the Partnership and SemCorp granted mutual easements relating to access, facility improvements, existing and future pipeline rights and corresponding rights of ingress and egress for properties owned by the parties at Cushing, Oklahoma.  In addition, the Partnership granted SemCorp certain pipeline easements at Cushing, Oklahoma, together with the corresponding rights of ingress and egress.

    Examiner

    In 2008, the United States Trustee appointed Louis J. Freeh, former director of the Federal Bureau of Investigation, as an examiner (the “Examiner”) in the Bankruptcy Cases.  The Examiner was directed by the Bankruptcy Court to (i) investigate the circumstances surrounding SemCorp’s trading strategy, the transfer of the New York Mercantile Exchange account, certain insider transactions, the formation of the Partnership, the potential improper use of borrowed funds and funds generated from SemCorp’s operations and the liquidation of its assets to satisfy margin calls related to the trading strategy for SemCorp and certain entities owned or controlled by SemCorp’s officers and directors and (ii) determine whether any directors, officers or employees of SemCorp participated in fraud, dishonesty, incompetence, misconduct, mismanagement, or irregularity in the management of the affairs of SemCorp and whether SemCorp’s estates have causes of action against such persons arising from any such participation. On April 15, 2009, the Examiner filed a report summarizing the findings of his investigation with the Bankruptcy Court (the “Examiner’s Report”).

    The Examiner’s Report identified potential claims or causes of action against current and former officers of the Partnership’s general partner who were former officers and/or directors of SemCorp, including (i) against Kevin L. Foxx, who served as the Partnership’s general partner’s President and Chief Executive Officer until November 30, 2009, for his failure to develop a suitable risk management policy or integrate a suitable risk management policy into SemCorp’s business controls, and for his failure to comply with the risk management policy that did exist, thereby subjecting SemCorp to increased risk and (ii) against Alex G. Stallings, who serves as the Partnership’s general partner’s Chief Financial Officer and Secretary, for his failure to stop Thomas L. Kivisto from engaging in trading activity on his own behalf through Westback Purchasing Company, L.L.C. (“Westback”), a limited liability trading partnership that Mr. Kivisto owned and controlled, thereby subjecting SemCorp to increased risk and losses.  In addition, the Examiner’s Report criticized Mr. Foxx for certain conflicts of interest with entities that he or his family invested in and that had a business relationship with SemCorp.  Additionally, the Examiner’s Report identified a number of potential claims or causes of action against Mr. Kivisto and Gregory C. Wallace, who are former directors of the Partnership’s general partner and former officers of SemCorp, including, without limitation, for negligence and mismanagement, fraud and false statements, conversion and corporate waste, unjust enrichment, breach of fiduciary duties and breach of contract.

    The Examiner did not perform a detailed analysis applying the elements of any of the causes of action identified in the Examiner’s Report to the facts of SemCorp’s Bankruptcy Cases or otherwise evaluate the strength of any particular claims SemCorp’s bankruptcy estate may have.  In addition, the Examiner did not analyze potential defenses that may be available with respect to these causes of action.

    The Examiner’s Report and related exhibits are publicly available at www.kccllc.net/SemGroup.

    Bankruptcy Adversary Proceeding

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with the Bankruptcy Cases against Thomas L. Kivisto, Gregory C. Wallace, and Westback.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the Examiner’s Report described above (see “—Examiner”).  On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings have moved to dismiss the claims against them, and the motions are pending.

    Board and Management Composition

    On July 18, 2008, Manchester Securities Corp. (“Manchester”) and Alerian Finance Partners, LP (“Alerian”), as lenders to SemGroup Holdings, which at such time was the sole member of the Partnership’s general partner, exercised certain rights described below under a Loan Agreement and a Pledge Agreement, each dated June 25, 2008 (the “Holdings Credit Agreements”), that were triggered by certain events of default under the Holdings Credit Agreements.  On July 18, 2008, Manchester and Alerian exercised their right under the Holdings Credit Agreements in connection with certain events of default thereunder to vote the membership interests of the Partnership’s general partner in order to reconstitute the Board (the “Manchester Change of Control”).

    On March 20, 2009, Alerian transferred its interest in the Holdings Credit Agreements to Manchester.  The Holdings Credit Agreements were secured by the Partnership's subordinated units and incentive distribution rights and the membership interests in the Partnership’s general partner that were owned by SemGroup Holdings.  Neither the Partnership nor the Partnership’s general partner was a party to the Holdings Credit Agreements or the related loan documents.

    On November 24, 2009, Manchester sold its interests in the Partnership’s general partner and the Partnership’s subordinated units and incentive distribution rights to Vitol in connection with the Vitol Change of Control.  In connection with the Vitol Change of Control, the Board was reconstituted and its management team was reorganized.  Neither the Partnership nor the Partnership’s general partner were party to the agreements related to the Vitol Change of Control.

    Operation and General Administration of the Partnership

    As is the case with many publicly traded partnerships, the Partnership did not historically directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs.  Pursuant to the Amended Omnibus Agreement, SemCorp operated the Partnership's assets and performed other administrative services for the Partnership such as accounting, legal, regulatory, development, finance, land and engineering.  The events related to the Bankruptcy Filings terminated SemCorp’s obligations to provide services to the Partnership under the Amended Omnibus Agreement.  SemCorp continued to provide such services to the Partnership until the effective date of the Settlement at which time SemCorp rejected the Amended Omnibus Agreement and the Partnership and SemCorp entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services.   SemCorp continues to provide services to the Partnership pursuant to the Shared Services Agreement.  The Partnership is in the process of transitioning to it the services provided by SemCorp under the Shared Services Agreement.  Any reductions in critical personnel who provide such services to the Partnership or any increased costs to replace such personnel could have a material adverse effect on the Partnership's business, cash flows, ability to make distributions to its unitholders, the price of its common units, its results of operations and ability to conduct its business.

    Credit Facility

    As described in Note 7, in connection with the events related to the Bankruptcy Filings, certain events of default occurred under the Partnership’s credit agreement.  On September 18, 2008, the Partnership and the requisite lenders under its credit facility entered into the Forbearance Agreement relating to such events of default.  On April 7, 2009, the Partnership and the requisite lenders entered into the Credit Agreement Amendment, under which the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.  See Note 7 for more information regarding the Partnership’s credit facility, the Forbearance Agreement and the Credit Agreement Amendment.

    Distributions to Unitholders

The Partnership did not make a distribution to its common unitholders, subordinated unitholders or general partner attributable to the results of operations for the quarter ended June 30, 2008 through the quarter ended December 31, 2009 due to the events of default under its credit agreement and the uncertainty of its future cash flows relating to the Bankruptcy Filings.  In addition, the Partnership does not currently expect to make a distribution relating to the first quarter of 2010. The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a cash distribution for such periods.  The Partnership distributed approximately $14.3 million to its unitholders for the three months ended March 31, 2008.  Pursuant to the Credit Agreement Amendment, the Partnership is prohibited from making distributions to its unitholders if its leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of December 31, 2009, the Partnership’s leverage ratio was 6.71 to 1.00. If the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.

The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  After giving effect to the nonpayment of distributions for the quarter ended June 30, 2008 through the quarter ended December 31, 2009, each common unit was entitled to an arrearage of $2.1875, or total arrearages for all common units of $47.5 million based upon 21,727,724 common units outstanding as of March 19, 2010.

    Nasdaq Delisting

    Effective at the opening of business on February 20, 2009, trading in the Partnership’s common units was suspended on the Nasdaq Global Market (“Nasdaq”) due to its failure to timely file its periodic reports with the SEC, and the Partnership’s common units were subsequently delisted from Nasdaq.  The Partnership’s common units are currently traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol BKEP.PK.  The fact that the Partnership’s common units are not listed on a national securities exchange is likely to make trading such common units more difficult for broker-dealers, unitholders and investors, potentially leading to further declines in the price of the common units.  In addition, it may limit the number of institutional and other investors that will consider investing in the Partnership’s common units, which may have an adverse effect on the price of its common units.  It may also make it more difficult for the Partnership to raise capital in the future.  The Partnership can give no assurance that it will be able to relist its common units on Nasdaq or any other national securities exchange, and the Partnership may face a lengthy process to relist its common units if it is able to relist them at all.

    Partnership Revenues

    Prior to the Order and the Settlement, SemCorp was obligated to pay the Partnership minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under the Throughput Agreement and the Terminalling Agreement, respectively, regardless of whether such services were actually utilized by SemCorp.  As described above, the Order required SemCorp to make certain payments under the Throughput Agreement and Terminalling Agreement during a portion of the third and fourth quarters of 2008, including the contractual minimum payments under the Terminalling Agreement.  In connection with the Settlement, the Partnership waived the fees due under the Terminalling Agreement during March 2009.  In addition, SemCorp rejected the Throughput Agreement and the Terminalling Agreement and the Partnership and SemCorp entered into the New Throughput Agreement and the New Terminalling Agreement.  Also in connection with the Settlement, SemCorp transferred certain asphalt assets to the Partnership that were connected to the Partnership’s existing asphalt assets.  The transfer of SemCorp’s asphalt assets in connection with the Settlement provides the Partnership with outbound logistics for the Partnership’s existing asphalt assets and, therefore, allows the Partnership to provide asphalt services for third parties.

    The Partnership has been pursuing opportunities to provide crude oil terminalling and storage services and crude oil gathering and transportation services to third parties. As a result of new crude oil third-party storage contracts, the Partnership increased its crude oil third-party terminalling and storage revenue from approximately $1.0 million, or approximately 10% of total terminalling and storage revenue during the second quarter of 2008 (prior to the Bankruptcy Filings), to approximately $10.0 million, or approximately 99% of total terminalling and storage revenue for the fourth quarter of 2009.

    In addition, as a result of new third-party crude oil transportation contracts and reduced commitments of usage by SemCorp under the Throughput Agreement, the Partnership increased its third-party gathering and transportation revenue from approximately $5.0 million, or approximately 21% of total gathering and transportation revenue during the second quarter of 2008 (prior to the Bankruptcy Filings), to approximately $12.3 million, or approximately 98% of total gathering and transportation revenue for the fourth quarter of 2009.

    The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in SemCorp’s crude oil services provided due to the termination of the monthly contract minimum revenues under the Throughput Agreement in September 2008.  Average rates for the new third-party crude oil terminalling and storage and gathering and transportation contracts are comparable with those previously received from SemCorp.  However, the volumes being terminalled, stored, gathered and transported have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  For example, fourth quarter 2009 total revenues are approximately $14.4 million (or approximately 29%) less than second quarter 2008 (prior to the Bankruptcy Filings) total revenues, in each case excluding fuel surcharge revenues related to fuel and power consumed to operate its asphalt product storage tanks.

    The majority of the leases and storage agreements related to the Partnership’s asphalt facilities were effective during May 2009 and extend through December 31, 2011.  The Partnership operates the asphalt facilities pursuant to the storage agreements while the Partnership’s contract counterparties operate the asphalt facilities that are subject to the lease agreements.  The revenues the Partnership receives pursuant to these leases and storage agreements are less than the revenues received under the Terminalling Agreement with SemCorp.  The Partnership expects annual revenues from these leases and storage agreements to be approximately $40 million.

    The Partnership continues to pursue additional contracts with third parties; however, these additional efforts may not be successful.   In addition, certain third parties may be less likely to enter into business transactions with the Partnership due to the Partnership’s financial condition and its prior affiliation with SemCorp and negative goodwill associated with the Bankruptcy Filings.  If the Partnership is unable to generate sufficient third party revenues, the Partnership will continue to experience lower volumes in its system which could have a material adverse effect on the Partnership’s business, cash flows, ability to make distributions to the Partnership’s unitholders, the price of the Partnership’s common units, the Partnership’s results of operations and ability to conduct the Partnership’s business.

    Partnership Expenses

    Events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and the Partnership’s efforts to enter into storage contracts with third party customers and pursue strategic opportunities has resulted in increased expenses beginning in the third quarter of 2008 due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the Long-Term Incentive Plan as described in Note 12 to our Consolidated Financial Statements) increased by approximately $2.8 million, or approximately 122%, to approximately $5.1 million for the fourth quarter of 2009 compared to $2.3 million in the second quarter of 2008 (prior to the Bankruptcy Filings).  The Partnership expects this increased level of general and administrative expenses to continue throughout 2010.

    The Partnership’s financial results as of December 31, 2009 reflect a $0.4 million allowance for doubtful accounts related to amounts due from third parties as of December 31, 2009.  The allowance is related primarily to amounts due from third parties and was established as a result of certain third party customers netting amounts due them from SemCorp with amounts due to the Partnership.

    Due to the Manchester Change of Control, all outstanding awards under the Long-Term Incentive Plan vested on July 18, 2008, resulting in an incremental $18.0 million in non-cash compensation expense for the twelve months ended December 31, 2008.  Due to the Vitol Change of Control, all outstanding awards under the Long-Term Incentive Plan vested on November 24, 2009, resulting in an incremental $0.1 million in non-cash compensation expense for the twelve months ended December 31, 2009.

    The Partnership has also experienced increased interest expenses and other costs due to the events of default that existed under the Partnership’s credit agreement and the entering into the Forbearance Agreement, the amendments thereto and the Credit Agreement Amendment (see Note 7).

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

    The Partnership has entered into storage contracts and leases with third party customers with respect to substantially all of the Partnership’s asphalt facilities. At the time of entering into such agreements, it was unclear under current tax law as to whether the rental income from the leases, and whether the fees attributable to certain of the processing services the Partnership provides under certain of the storage contracts, constitute “qualifying income.” In the second quarter of 2009, the Partnership submitted a request for a ruling from the IRS that rental income from the leases constitutes “qualifying income.” In October 2009, the Partnership received a favorable ruling from the IRS. As part of this ruling, however, the Partnership agreed to transfer, and has transferred, certain of its asphalt processing assets and related fee income, to a subsidiary taxed as a corporation. Such subsidiary will be required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates. Distributions from such subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of such subsidiary will flow through to the Partnership’s unitholders. If a material amount of entity-level taxes are incurred by such subsidiary, then the Partnership’s cash available for distribution to its unitholders could be substantially reduced.  The Partnership does not anticipate future entity-level taxes incurred by such subsidiary to be significant.

    Governmental Investigations

On July 21, 2008, the Partnership received a letter from the staff of the SEC giving notice that the SEC is conducting an inquiry relating to the Partnership and requesting, among other things, that the Partnership voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to the Partnership’s disclosures respecting SemCorp’s liquidity issues, which were the subject of the Partnership’s July 17, 2008 press release.  On October 22, 2008, the Partnership received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, SemCorp’s liquidity issues.  The Partnership has been cooperating, and intends to continue cooperating, with the SEC in its investigation.

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

The lead plaintiff filed a consolidated amended complaint on May 4, 2009. In that complaint, filed as a putative class action on behalf of all purchasers of the Partnership's units from July 17, 2007 to July 17, 2008 (the “class period”), lead plaintiff asserts claims under the federal securities laws against the Partnership, its General Partner, certain of the Partnership's current and former officers and directors, certain underwriters in the Partnership's initial and secondary public offerings, and certain entities who were investors in SemCorp and their individual representatives who served on SemCorp’s management committee. Among other allegations, the amended complaint alleges that the Partnership's financial condition throughout the class period was dependent upon speculative commodities trading by SemCorp and its Chief Executive Officer, Thomas L. Kivisto, and that defendants negligently and intentionally failed to disclose this speculative trading in the Partnership's public filings during the class period. The amended complaint further alleges there were other material omissions and misrepresentations contained in the Partnership's filings during the class period.  The amended complaint alleges claims for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for damages and rescission with respect to all persons who purchased the Partnership's units in the initial and secondary offerings, and also asserts claims under section 10b, Rule 10b-5, and section 20(a) of the Securities and Exchange Act of 1934. The amended complaint seeks certification as a class action under the Federal Rules of Civil Procedure, compensatory and rescissory damages for class members, pre-judgment interest, costs of court, and attorneys’ fees.

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

In March and April 2009, nine current or former executives of SemCorp and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against the Partnership’s general partner.  Their claims arise from the Partnership’s general partner’s Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”).  Most claimants allege that phantom units previously awarded to them vested upon the Change of Control that occurred in July 2008.  One claimant alleges that his phantom units vested upon his termination.  The claimants contend the Partnership’s general partner’s failure to deliver certificates for the phantom units within 60 days after vesting has caused them to be damaged, and they seek recovery of approximately $2 million in damages and penalties.  On April 30, 2009, all of the wage claims were dismissed on jurisdictional grounds by the Department of Labor.

On July 8, 2009, the nine executives filed suit against the Partnership's general partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against the Partnership's general partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees.  The Partnership has distributed phantom units to certain of the claimants, but the litigation remains pending.  The trial is currently scheduled to commence April 1, 2010.

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

    Equity Awards and Employment Agreements

The Manchester Change of Control constituted a change of control under the Plan, which resulted in the early vesting of all awards under the Plan.  As such, the phantom units awarded to Messrs. Kevin L. Foxx, Michael J. Brochetti, Alex G. Stallings, Peter L. Schwiering and Jerry A. Parsons in the amounts of 150,000 units, 90,000 units, 75,000 units, 45,000 units and 20,000 units, respectively, are fully vested.  The common units underlying such awards were issued to such individuals in August 2008.  In addition, the 5,000 restricted units awarded to each of Messrs. Billings, Kosnik and Bishop for their service as independent members of the Board fully vested.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per unit amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per unit data)
2008:
Revenues	$40,214	$55,276	$53,794	$42,896	$192,180
Operating income (loss)	14,938	21,448	(751)	9,382	45,017
Net income (loss)	9,758	21,596	(11,851)	(1,728)	17,775
Basic and diluted net income (loss) per common unit	0.30	0.53	(0.33)	(0.05)	0.45
Basic and diluted net income (loss) per subordinated unit	0.30	0.53	(0.33)	(0.05)	0.45

	First Quarter	(Restated) Second Quarter	(Restated) Third Quarter	Fourth Quarter	Total
	(in thousands, except per unit data)
2009(1):
Revenues	$42,170	$37,514	$40,019	$37,073	$156,776
Operating income	11,250	8,240	8,434	7,175	35,099
Net loss	(1,660)	(4,835)	(4,367)	(5,643)	(16,505)
Basic and diluted net loss per common unit	(0.05)	(0.13)	(0.12)	(0.17)	(0.47)
Basic and diluted net loss per subordinated unit	(0.05)	(0.13)	(0.12)	(0.17)	(0.47)
____________________
(1)
Results of operations for the second and third quarter of 2009 are restated to reflect an adjustment of interest expense.  Interest expense for the second quarter increased from $11.7 million to $13.0 million, and interest expense for the third quarter increased from $11.2 million to $12.7 million in connection with the restatement.

20. SUBSEQUENT EVENTS

    On February 9, 2010, the Board acknowledged that Pete Schwiering had effectively resigned from his position as Executive Vice President - Crude Operations of the Partnership’s general partner due to his continued exclusive employment by SemCorp, which is not affiliated with the Partnership’s general partner or the Partnership.  On March 9, 2010, Mr. Schwiering entered into a release with the Partnership in connection with this resignation.  In connection with this release, the Partnership paid Mr. Schwiering $275,000 in exchange for a waiver and release of all employment related claims against the General Partner and the Partnership, including certain claims asserted by Mr. Schwiering related to his employment agreement and the 2009 Cash Bonus Plan.  Mr. Schwiering continues to provide services to the Partnership pursuant to the Shared Services Agreement; however, he is not employed by the Partnership or its affiliates.

    On February 15, 2010, the Partnership entered into an omnibus agreement (the “Vitol Omnibus Agreement”) with Vitol.  Pursuant to the Vitol Omnibus Agreement, certain subsidiaries of the Partnership have agreed to provide certain of their employees, consultants and agents (the “Designated Persons”) to Vitol for use by Vitol’s crude oil marketing division.  In return, Vitol has agreed to reimburse the subsidiaries of the Partnership in an amount equal to (i) the wages, salaries, bonuses, make whole payments, payroll taxes and the cost of all employee benefits of each Designated Person, in each case as adjusted to properly reflect the time spent by such Designated Person in the performance services for Vitol, (ii) all direct expenses, including, without limitation, any travel and entertainment expenses, incurred by each Designated Person in connection with such Designated Person’s provision of services for Vitol, (iii) a monthly charge of $1,500.00 per Designated Person for each Designated Person that performs services for Vitol during any portion of such month, plus (iv) the sum of subsections (i) through (iii) above multiplied by 0.10.  In addition, the Omnibus Agreement provides that if during any month any Designated Person has spent more than 80% of his time performing services for Vitol, then Vitol will have the right for the succeeding three months to request that such individual be transitioned directly to the employment of Vitol.

    The Vitol Omnibus Agreement is effective as of January 1, 2010 and expires on December 31, 2013; provided, that it will automatically renew for successive periods of one year each unless either party gives the other party 180 days advance notice of termination.  The Vitol Omnibus Agreement may be terminated early if, among other items, either party fails to make payments under the Vitol Omnibus Agreement after a 10 day cure period or otherwise fails to perform its obligations under the Vitol Omnibus Agreement after a 20 day cure period.  In addition, it is an event of default under the Vitol Omnibus Agreement if Vitol ceases to be the beneficial owner of the Partnership’s general partner.

    On March 9, 2010, the Partnership entered into a crude oil storage services agreement with Vitol Inc. Pursuant to the agreement, the Partnership will provide crude oil storage services to Vitol Inc. effective May, 2010.  The initial term of the agreement is five years commencing on May 1, 2010 and will automatically renew for successive one year periods until terminated by either party with ninety days prior notice.  Revenues earned under the Storage Agreement are based upon the 2 million barrels of storage capacity that is dedicated to Vitol Inc. under such agreement.

    On March 29, 2010, the Partnership entered into a Waiver and Amendment to Credit Agreement (the “March 2010 Amendment”) with its lenders who are a party thereto.  The March 2010 Amendment, among other things, (i) subject to certain limitations, waives the requirement for the report of the Partnership's independent registered public accounting firm accompanying the Partnership’s financial statements for the year ended December 31, 2009 to not contain an explanatory paragraph expressing significant doubt about the Partnership's ability to continue as a going concern, (ii) subject to certain limitations, waives the requirement for the report of the Partnership's independent registered public accounting firm accompanying the Partnership’s financial statements for the 2010 fiscal year to not contain an explanatory paragraph expressing significant doubt about the Partnership's ability to continue as a going concern, and (iii) increases the applicable interest rate under the credit agreement by 2.0% per annum (the “Deferred Interest”); provided, that the Deferred Interest is not payable until the earlier of (a) the June 30, 2011 maturity date of the credit agreement or (b) the repayment in full of all amounts outstanding standing under the credit agreement and the termination of the lenders’ commitments under the credit agreement.  If the Partnership refinances all of the debt under its credit agreement on or before January 6, 2011, all Deferred Interest will be automatically forgiven by the lenders.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Limited Partnership of the Partnership, dated November 19, 2009 but effective as of December 1, 2009 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 25, 2009, and incorporated herein by reference).

3.2
Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated December 1, 2009 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed December 7, 2009, and incorporated herein by reference).

3.3
Amended and Restated Certificate of Formation of the General Partner, dated November 20, 2009 but effective as of December 1, 2009 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 25, 2009, and incorporated herein by reference).

3.4
Second Amended and Restated Limited Liability Company Agreement of the General Partner, dated December 1, 2009 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed December 7, 2009, and incorporated herein by reference).

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

10.2
Forbearance Agreement and Amendment to Credit Agreement, dated September 12, 2008 but effective as of September 18, 2008, by and among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on September 22, 2008, and incorporated herein by reference).

10.3
First Amendment to Forbearance Agreement and Amendment to Credit Agreement, dated as of December 11, 2008, by and among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on December 12, 2008, and incorporated herein by reference).

10.4
Second Amendment to Forbearance Agreement and Amendment to Credit Agreement, dated as of December 18, 2008, by and among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on December 19, 2008, and incorporated herein by reference).

10.5
Third Amendment to Forbearance Agreement and Amendment to Credit Agreement, dated as of March 17, 2009, by and among the Partnership, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on March 19, 2009, and incorporated herein by reference).

10.6
Consent, Waiver and Amendment to Credit Agreement, dated as of April 7, 2009, by and among the Partnership, the Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.14 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.7
Amendment to Credit Agreement, dated as of May 19, 2009, by and among the Partnership, the Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K, filed on July 2, 2009, and incorporated herein by reference).

10.8
Amendment to Credit Agreement, dated as of November 19, 2009, by and among the Partnership, the Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).

10.9*	Waiver and Amendment to Credit Agreement, dated as of March 29, 2010, by and among the Partnership, the Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto.
10.10†	SemGroup Energy Partners G.P., L.L.C. Long-Term Incentive Plan (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).
10.11†
Amendment to the SemGroup Energy Partners G.P., L.L.C. Long Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).

10.12†	Form of Employment Agreement (filed as Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.13†	Form of Employment Agreement (filed as Exhibit 10.14 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.14†	Form of Employment Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).
10.15†
Consulting and Separation Agreement, by and between BKEP Management, Inc. and Kevin L. Foxx (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on December 10, 2009, and incorporated herein by reference).

10.16†
Consulting and Separation Agreement, by and between BKEP Management, Inc. and Michael J. Brochetti (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 10, 2009, and incorporated herein by reference).

10.17†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.18†	Form of Phantom Unit Agreement (filed as Exhibit 10.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.19†	Form of Phantom Unit Agreement (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on June 24, 2008, and incorporated herein by reference).
10.20†	Form of Phantom Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on June 24, 2008, and incorporated herein by reference).
10.21†	Form of Phantom Unit Agreement (filed as Exhibit 10.15 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.22†	Form of Retention Agreement (filed as Exhibit 10.16 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.23†	Form of Restricted Unit Agreement (filed as Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.24†	Form of Director Restricted Common Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.25†	Form of Director Restricted Subordinated Unit Agreement (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.26†
SemGroup Energy Partners G.P., L.L.C. 2009 Executive Cash Bonus Plan (filed as Exhibit 10.22 to the Partnership’s Annual Report on Form 10-K, filed on July 2, 2009, and incorporated herein by reference).

10.27
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

10.29
Purchase and Sale Agreement, dated as of May 12, 2008, by and between SemCrude, L.P. and SemGroup Energy Partners, L.L.C. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed on May 15, 2008, and incorporated herein by reference).

10.30
Purchase and Sale Agreement, dated as of May 20, 2008, by and between SemGroup Energy Partners, L.L.C. and SemCrude, L.P. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed on May 23, 2008, and incorporated herein by reference).

10.31
Omnibus Agreement, dated July 20, 2007, among the Partnership, the General Partner, SemGroup, L.P. and SemManagement, L.L.C. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.32
Amended and Restated Omnibus Agreement, dated as of February 20, 2008, by and among SemGroup, L.P., SemManagement, L.L.C., SemMaterials, L.P., the Partnership, SemGroup Energy Partners G.P., L.L.C. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.33#
Throughput Agreement, dated July 20, 2007, among the Partnership, SemGroup Energy Partners, L.L.C., SemCrude, L.P., Eaglwing, L.P. and SemGroup, L.P. (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed July 25, 2007, and incorporated herein by reference).

10.34#
Terminalling and Storage Agreement, dated as of February 20, 2008, by and between SemMaterials, L.P. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.35
Terminal Access and Use Agreement, dated as of January 28, 2008, by and among SemMaterials Energy Partners, L.L.C., SemMaterials, L.P. and K.C. Asphalt, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed February 25, 2008, and incorporated herein by reference).

10.36
Agreed Order of the United States Bankruptcy Court for the District of Delaware Regarding Motion by SemGroup Energy Partners, L.P. (i) to Compel Debtors to Provide Adequate Protection and (ii) to Modify the Automatic Stay (filed as Exhibit 99.1 to the Partnership’s Current Report on Form 8-K, filed on September 9, 2008, and incorporated herein by reference).

10.37
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

10.47
Building Lease, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemGroup Energy Partners, L.L.C. and SemCrude, L.P. (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.48
Mutual Easement Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, among SemCrude, L.P., SemGroup Energy Partners, L.L.C., and SemGroup Crude Storage, L.L.C. (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.49
Pipeline Easement Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among White Cliffs Pipeline, L.L.C., SemGroup Energy Partners, L.L.C., and SemGroup Crude Storage, L.L.C. (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.50	Term Sheet, dated as of March 6, 2009 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on March 10, 2009, and incorporated herein by reference).
10.51
Omnibus Agreement, dated as of February 15, 2010 but effective as of January 1, 2010, by and among by and among BKEP Operating, L.L.C., BKEP Crude, L.L.C., BKEP Management, Inc. and Vitol Inc (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on February 16, 2010, and incorporated herein by reference).

10.52##	Crude Oil Storage Services Agreement, effective as of June 30, 2008, by and between SemCrude, L.P. and Vitol Inc.
10.53##	Amendment to Crude Oil Storage Services Agreement, effective June 1, 2010, by and between SemGroup Energy Partners, L.L.C and Vitol Inc.
10.54##	Crude Oil Storage Services Agreement, effective as of May 1, 2010, by and between BKEP Crude, L.L.C. and Vitol Inc.
21.1*	List of Subsidiaries of Blueknight Energy Partners, L.P.
23.1*	Consent of PricewaterhouseCoopers, L.L.P.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

##
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit.  Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.