Form 10-Q
period 2010-03-31
Blueknight Energy Partners, L.P.
filed 2010-05-10
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

 Non-accelerated filer  ☐  (Do not check if a smaller reporting company)        Smaller reporting company☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 As of May 5, 2010, there were 21,727,724 common units and 12,570,504 subordinated units outstanding.

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31, 2009	As of March 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,548	$4,703
Accounts receivable, net of allowance for doubtful accounts of $429 for both dates	10,549	10,405
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	1,253	282
Prepaid insurance	3,474	2,851
Other current assets	2,292	2,557
Total current assets	23,116	20,798
Property, plant and equipment, net of accumulated depreciation of $99,948 and $104,627 at December 31, 2009 and March 31, 2010, respectively	274,492	270,348
Goodwill	6,340	6,340
Debt issuance costs, net	6,384	5,939
Other assets, net	369	180
Total assets	$310,701	$303,605
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$7,061	$7,207
Accounts payable to related parties	—	40
Accrued interest payable	2,242	3,693
Accrued property taxes payable	3,175	2,166
Unearned revenue	5,205	4,124
Unearned revenue with related parties	1,185	1,075
Accrued payroll	3,425	4,855
Other accrued liabilities	2,339	3,377
Current portion of capital lease obligations	248	83
Current portion of long term debt	9,000	9,500
Total current liabilities	33,880	36,120
Long-term debt	419,000	414,707
Commitments and contingencies (Notes 4, 10 and 13)
Partners’ capital (deficit):
Common unitholders (21,727,724 units issued and outstanding for both dates)	471,701	468,579
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(290,257)	(292,078)
General partner interest (2.0% interest with 690,725 general partner units outstanding for both dates)	(323,623)	(323,723)
Total partners’ capital (deficit)	(142,179)	(147,222)
Total liabilities and partners’ capital (deficit)	$310,701	$303,605

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Three Months Ended March 31,
	2009	2010
	(unaudited)
Service revenue:
Third party revenue	$24,110	$33,961
Related party revenue	18,060	3,071
Total revenue	42,170	37,032
Expenses:
Operating	22,213	25,843
General and administrative	8,707	3,768
Total expenses	30,920	29,611
Operating income	11,250	7,421
Other expenses:
Interest expense	12,849	12,423
Loss before income taxes	(1,599)	(5,002)
Provision for income taxes	61	49
Net loss	$(1,660)	$(5,051)
Allocation of net loss for calculation of earnings per unit:
General partner interest in net loss	$(33)	$(100)
Loss allocable to limited partners	$(1,627)	$(4,951)

Basic and diluted net loss per common unit	$(0.05)	$(0.14)
Basic and diluted net loss per subordinated unit	$(0.05)	$(0.14)

Weighted average common units outstanding - basic and diluted	21,557	21,728
Weighted average subordinated units outstanding - basic and diluted	12,571	12,571

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2009	$471,701	$(290,257)	$(323,623)	$(142,179)
Net loss	(3,127)	(1,824)	(100)	(5,051)
Equity-based incentive compensation	5	3	—	8
Balance, March 31, 2010	$468,579	$(292,078)	$(323,723)	$(147,222)

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2009	2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,660)	$(5,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,741	5,514
Amortization of debt issuance costs	2,867	1,064
Asset impairment charge	—	779
Gain on sale of assets	(37)	(115)
Equity-based incentive compensation	2	8

Changes in assets and liabilities:
Decrease in accounts receivable	514	144
Decrease (increase) in receivables from related parties	(514)	971
Decrease in prepaid insurance	597	623
Increase in other current assets	(390)	(265)
Decrease in other assets	36	189
Decrease in accounts payable	(581)	(146)
Increase in payables to related parties	1,994	40
Increase (decrease) in accrued interest payable	(175)	1,451
Decrease in accrued property taxes	(761)	(1,009)
Increase in interest rate swap settlements payable	28	—
Decrease in unearned revenue	(1,755)	(1,081)
Decrease in unearned revenue from related parties	—	(110)
Increase in accrued payroll	2,653	1,430
Increase in other accrued liabilities	61	1,038
Net cash provided by operating activities	8,620	5,474
Cash flows from investing activities:
Capital expenditures	(1,247)	(1,859)
Proceeds from sale of assets	37	117
Net cash used in investing activities	(1,210)	(1,742)
Cash flows from financing activities:
Debt issuance costs	(1,402)	(619)
Payments on capital lease obligations	(286)	(165)
Borrowings under credit facility	—	16,500
Payments under credit facility	—	(20,293)
Net cash used in financing activities	(1,688)	(4,577)
Net decrease in cash and cash equivalents	5,722	(845)
Cash and cash equivalents at beginning of period	28,785	5,548
Cash and cash equivalents at end of period	$34,507	$4,703

Supplemental disclosure of cash flow information:
Increase in accounts payable related to purchases of property, plant and equipment	$64	$292

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  Due to the events related to SemGroup, L.P.’s (collectively, with its successors (including SemGroup Corporation), affiliates and subsidiaries other than the Partnership and the Partnership’s general partner during periods in which the Partnership and its general partner were affiliated with SemGroup, L.P., “SemCorp”) bankruptcy filings, including decreased revenues in the Partnership’s crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, the Partnership continues to face uncertainties with respect to its ability to comply with covenants under its credit facility as discussed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 (the “2009 Form 10-K”) and as discussed below. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are discussed in the 2009 Form 10-K. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).

The consolidated balance sheets, statements of operations, statement of changes in partners’ capital (deficit) and the statement of cash flows for the three months ended March 31, 2009 and 2010 are unaudited.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the 2009 Form 10-K.  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2009	March 31, 2010
		(dollars in thousands)
Land		$15,430	$15,430
Land improvements	10-20	5,431	5,181
Pipelines and facilities	5-31	98,327	98,199
Storage and terminal facilities	10-35	165,392	164,939
Transportation equipment	3-10	22,781	22,109
Office property and equipment and other	3-31	20,601	20,170
Pipeline linefill and tank bottoms		7,763	7,763
Construction-in-progress		38,715	39,245
Property, plant and equipment, gross		374,440	373,036
Asset held for sale		—	1,480
Accumulated depreciation		(99,948)	(104,168)
Property, plant and equipment, net		$274,492	$270,348

Property, plant and equipment includes assets under capital leases of $0.3 million and $0.1 million, net of accumulated depreciation of $5.9 million and $5.8 million at December 31, 2009 and March 31, 2010, respectively. All capital leases relate to the transportation equipment asset category.  At March 31, 2010, $37.3 million of construction-in-progress consists of a 130-mile, 8-inch pipeline that was acquired by the Partnership on May 12, 2008.  Management currently intends to put the asset into service in the fourth quarter of 2010.

Depreciation expense for the three months ended March 31, 2009 and 2010 was $5.7 million and $5.5 million, respectively.

As of March 31, 2010, the Partnership’s asphalt products facility located in Morehead City, North Carolina is considered an asset held for sale.  At the time SemCorp rejected the Terminalling and Storage Agreement in 2009, the Partnership began efforts to contract the services of this facility with other third parties.  In the first quarter of 2010, the Partnership received an indication of interest in purchasing the facility which was idle at the time and decided to pursue the opportunity to sell the facility.  As a result of the Partnership's plan to sell the facility, the assets associated with this facility, comprised solely of property, plant and equipment, are classified as held for sale as of March 31, 2010 and are presented in the consolidated balance sheet in property, plant and equipment, net..  In April of 2010, the Partnership received a purchase offer and completed the sale of this facility.  The Partnership determined the sales price of the facility to be the best indicator of the fair value of the facility as of March 31, 2010.  As a result of the carrying amount of the facility exceeding the fair value of the facility, the Partnership concluded that the carrying amount would not be fully recovered, and recognized a corresponding $0.8 million impairment in the first quarter of 2010.  This impairment charge is included in operating expenses in the consolidated statement of operations and relates to the Partnership’s asphalt services operating segment.

4.	LONG TERM DEBT

As of March 31, 2010, the Partnership’s credit agreement is comprised of a $394.5 million term loan facility and a $39.7 million revolving credit facility.  As of March 31, 2010, $394.5 million was outstanding under the term loan facility and $29.7 million was outstanding under the revolving credit facility.  In addition, as of March 31, 2010, the Partnership had outstanding letters of credit issued under the credit agreement of $0.9 million.  As of March 31, 2010, the Partnership had an aggregate unused credit availability under its revolving credit facility of approximately $9.1 million.

On March 29, 2010, the Partnership entered into a Waiver and Amendment to Credit Agreement (the “March 2010 Amendment”) with its lenders who are a party thereto.  The March 2010 Amendment, among other things, (i) subject to certain limitations, waives the requirement for the report of the Partnership's independent registered public accounting firm accompanying the Partnership’s financial statements for the year ended December 31, 2009 to not contain an explanatory paragraph expressing significant doubt about the Partnership's ability to continue as a going concern, (ii) subject to certain limitations, waives the requirement for the report of the Partnership's independent registered public accounting firm accompanying the Partnership’s financial statements for the 2010 fiscal year to not contain an explanatory paragraph expressing significant doubt about the Partnership's ability to continue as a going concern, and (iii) increases the applicable interest rate under the credit agreement by 2.0% per annum (the “Deferred Interest”); provided, that the Deferred Interest is not payable until the earlier of (a) the June 30, 2011 maturity date of the credit agreement or (b) the repayment in full of all amounts outstanding under the credit agreement and the termination of the lenders’ commitments under the credit agreement.  If the Partnership refinances all of the debt under its credit agreement on or before January 6, 2011, all Deferred Interest will be automatically forgiven by the lenders.

After giving effect to the March 2010 Amendment, amounts outstanding under the Partnership’s credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  The Partnership pays a fee of 1.50% per annum on unused commitments under its revolving credit facility.  After giving effect to the March 2010 Amendment, interest on amounts outstanding under the Partnership’s credit facility must be paid monthly.  In addition, the Partnership accrues 2.0% interest per annum of Deferred Interest.  In addition to the Deferred Interest, the Partnership’s credit facility requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  In October 2009 and April 2010, the Partnership paid additional interest of $2.3 million and $2.2 million, respectively.  The Partnership is recognizing these additional interest payments over the term of the debt agreement utilizing the effective interest method.

During the three months ended March 31, 2009 and 2010, the weighted average interest rate incurred by the Partnership was 11.6 % and 11.9%, respectively.

The Partnership’s credit facility requires the Partnership to make (i) minimum quarterly amortization payments on March 31, 2010 in the amount of $2.0 million, June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 75% of excess cash flow (as defined in the credit agreement).  The Partnership’s credit facility prohibits the Partnership from making draws under the revolving credit facility if it would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.  On March 31, 2010, the Partnership paid the mandatory quarterly amortization payment of $2.0 million and an excess cash flow payment of $3.8 million.  Based on the borrowing rates currently available to the Partnership for debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt at March 31, 2010 approximates its fair value.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets (other than the sale or other disposition of the assets of the asphalt business, provided that such disposition is at arm’s length to a non-affiliate for fair market value in exchange for cash and the proceeds of the disposition are used to pay down outstanding loans), businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures.  The credit agreement prohibits the Partnership from making distributions of available cash to its unitholders if any default or event of default (as defined in the credit agreement) exists.  The credit agreement requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each month for the twelve month period ending on the date of determination, that ranges on a monthly basis from not more than 5.50 to 1.00 to not more than 9.75 to 1.00.  In addition, the Partnership’s ability to make acquisitions and investments in unrestricted subsidiaries is limited and the Partnership may only make distributions if its leverage ratio is less than 3.50 to 1.00 and certain other conditions are met.  As of March 31, 2010, the Partnership’s leverage ratio was 6.87 to 1.00, which is in compliance with the covenant specified in the Partnership’s credit facility.  However, if the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.

The credit agreement also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) that ranges on a monthly basis from not less than 2.50 to 1.00 to not less than 1.00 to 1.00. As of March 31, 2010, the Partnership’s interest coverage ratio was 1.33 to 1.00, which is in compliance with the covenant specified in the Partnership’s credit facility.

Further, the Partnership is required to maintain a monthly consolidated adjusted EBITDA for the prior twelve months ranging from $45.4 million to $82.9 million as determined at the end of each month.  In addition, capital expenditures are limited to $8.0 million in 2010 and $4.0 million in the six months ending June 30, 2011.  As of March 31, 2010, the Partnership is in compliance with these covenants.

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

Interest expense related to debt issuance cost amortization for the three month periods ended March 31, 2009 and 2010 was $2.9 million and $1.1 million, respectively.  Interest expense in the three months ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to the 2009 financial statements.  In connection with the forbearance agreement and the credit agreement amendments, $1.4 million, $8.8 million and $0.6 million in debt issuance costs were capitalized in March 2009, April 2009 and March 2010, respectively.

5.	DISTRIBUTIONS

The Partnership has not made a distribution to its common unitholders, subordinated unitholders or general partner since May 15, 2008 due to the events of default that existed under its credit agreement, restrictions under the credit agreement, and the uncertainty of its future cash flows relating to SemCorp’s bankruptcy filings.  The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a distribution for the quarters ended June 30, 2008 through December 31, 2009, and will not receive a distribution for the quarter ended March 31, 2010.  Pursuant to the credit agreement, the Partnership is prohibited from making distributions to its unitholders if its leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of March 31, 2010, the Partnership’s leverage ratio was 6.87 to 1.00. If the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.  The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  After giving effect to the nonpayment of distributions for the quarters ended June 30, 2008 through March 31, 2010, each common unit was entitled to an arrearage of $2.50, or total arrearages for all common units of $54.3 million based upon 21,727,724 common units outstanding as of May 5, 2010.

6.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net loss per common and subordinated unit (in thousands, except per unit data):

	Three Months Ended March 31,
	2009	2010
Net loss	$(1,660)	$(5,051)
Less: General partner interest in net loss	(33)	(100)
Net loss available to limited partners	$(1,627)	$(4,951)

Basic and diluted weighted average number of units:
Common units	21,557	21,728
Subordinated units	12,571	12,571
Restricted and phantom units	448	13

Basic and diluted net loss per common unit	$(0.05)	$(0.14)
Basic and diluted net income loss per subordinated unit	$(0.05)	$(0.14)

7.	RELATED PARTY TRANSACTIONS

On November 24, 2009, a subsidiary of Vitol Holding B.V. (collectively, with its affiliates and subsidiaries other than the Partnership and the Partnership’s general partner, “Vitol”) acquired 100% of the membership interests in the Partnership’s general partner and the Partnership’s outstanding subordinated units (the “Vitol Change of Control”).  As such, Vitol effectively controls the Partnership’s general partner and the Partnership.  As a result of the Vitol Change of Control, for the three months ended March 31, 2010, related party revenue consists of services provided to Vitol, and for the three months ended March 31, 2009, related party revenue consists of services provided to SemCorp.

The Partnership provides crude oil terminalling and storage services to Vitol.  For the three months ended March 31, 2009 and 2010, the Partnership recognized revenues of $2.8 million and $3.1 million, respectively, for services provided to Vitol.  Revenues recognized in the three months ended March 31, 2009 are classified as third party revenues.  Revenues recognized in the three months ended March 31, 2010 are classified as related party revenues.  As of March 31, 2010, the Partnership had receivables from Vitol of $0.3 million and unearned revenue with Vitol of $1.1 million.

For the three month period ended March 31, 2009, the Partnership recorded general and administrative expenses of $1.8 million for the services provided under an omnibus agreement by SemCorp.  The obligation for SemCorp to provide services under the omnibus agreement and the corresponding administrative fee payable by the Partnership were terminated in connection with the events related to the change of control of the Partnership’s general partner in July 2008.  SemCorp continued to provide such services to the Partnership until the effective date of the settlement with SemCorp in April of 2009 at which time SemCorp rejected the omnibus agreement and SemCorp and the Partnership entered into a shared services agreement and a transition services agreement relating to the provision of such services.  The transition services agreement has been terminated and the Partnership is in the process of transitioning the services provided under the shared services agreement away from SemCorp.  In addition, in connection with the settlement agreement, SemCorp waived the fixed administrative fee payable by the Partnership under the omnibus agreement for the month of March 2009.

    Prior to entering into the shared services agreement with SemCorp, the Partnership also reimbursed SemCorp for direct operating payroll and payroll-related costs and other operating costs associated with services SemCorp’s employees provided to the Partnership. For the three month period ended March 31 2009, the Partnership recorded $7.8 million in compensation costs and $0.6 million in other operating costs related to services provided by SemCorp’s employees which are reflected as operating expenses in the accompanying statement of operations.

8.	LONG-TERM INCENTIVE PLAN

In July 2007, the Partnership’s general partner adopted the Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (the “Plan”). The compensation committee of the Partnership’s general partner’s Board of Directors (the “Board”) administers the Plan. The Plan authorizes the grant of an aggregate of 1.25 million common units deliverable upon vesting. Although other types of awards are contemplated under the Plan, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”).

Subject to applicable earning criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period which distributions are reflected initially as a reduction of partners’ capital. Distributions paid on units which ultimately do not vest are reclassified as compensation expense.  Awards granted to date are equity awards and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period.  For the three months ended March 31, 2009 and 2010, the Partnership recognized expense under the Plan of approximately $2,000 and $8,000, respectively.

In November 2009, 10,000 restricted common units were granted which vest in one-third increments over three years.  This grant was made in connection with the reorganization of the Board.  In December 2009, 2,500 restricted common units were granted which vest in one-third increments over three years.

Activity pertaining to phantom common unit and restricted common unit awards granted under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	12,500	$9.29
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2010	12,500	$9.29

9.	EMPLOYEE BENEFIT PLAN

Under the Partnership's 401(k) Plan, which was formed in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.2 million for the first quarter of 2010 for discretionary contributions under the plan.

10.	COMMITMENTS AND CONTINGENCIES

The Partnership is subject to various legal actions and claims, including governmental investigations and a securities class action and other lawsuits due to events related to SemCorp’s bankruptcy filings (see Note 13).  The Partnership intends to vigorously defend these actions.  There can be no assurance regarding the outcome of the litigation.  An estimate of possible loss, if any, or the range of loss cannot be made and therefore the Partnership has not accrued a loss contingency related to these actions.

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of environmental-related matters.  As described in “Part I, Item 1A. Risk Factors” of the Partnership’s 2009 Form 10-K, these legal proceedings may have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, an accrual is established equal to its estimate of the likely exposure. The Partnership did not have an accrual for legal settlements as of December 31, 2009 or March 31, 2010.

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

CRUDE OIL GATHERING AND TRANSPORTATION SERVICES —The Partnership owns and operates two pipeline systems, the Mid-Continent system and the Longview system, that gather crude oil purchased by SemCorp and its other customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its gathering and transportation system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. It refers to its second gathering and transportation system, which is located in Texas, as the Longview system. In addition to its pipelines, the Partnership uses its owned and leased tanker trucks to gather crude oil for SemCorp and its other customers at remote wellhead locations generally not covered by pipeline and gathering systems and to transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems. In connection with its gathering services, the Partnership also provides a number of producer field services, ranging from gathering condensates from natural gas companies to hauling produced water to disposal wells.

ASPHALT SERVICES —The Partnership provides asphalt product and residual fuel terminalling, storage and blending services at its terminalling and storage facilities located in twenty-three states.

The Partnership’s management evaluates performance based upon segment operating margin, which includes revenues from related parties and external customers and operating expenses excluding depreciation and amortization. The non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following table. The Partnership computes the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to income (loss) before income taxes, which is its nearest comparable GAAP financial measure, is included in the following table. The Partnership believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure of the economic performance of the Partnership’s core operations. This measure forms the basis of the Partnership’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments.  Income (loss) before income taxes, alternatively, includes expense items, such as depreciation and amortization, general and administrative expenses and interest expense, which management does not consider when evaluating the core profitability of the Partnership’s operations.

The following table reflects certain financial data for each segment for the periods indicated.

	Crude Oil Terminalling and Storage Services	Crude Oil Gathering and Transportation Services	Asphalt Services	Total
	(in thousands)
Three Months Ended March 31, 2009
Service revenue
Third party revenue	$10,217	$13,893	$—	$24,110
Related party revenue(1)	1,419	1,056	15,585	18,060
Total revenue for reportable segments	11,636	14,949	15,585	42,170
Operating expenses (excluding depreciation and amortization)	603	12,699	3,170	16,472
Operating margin (excluding depreciation and amortization)	11,033	2,250	12,415	25,698	(2)
Total assets (end of period)	94,855	96,722	162,666	354,243

Three Months Ended March 31, 2010
Service revenue
Third party revenue	$6,809	$13,072	$14,080	$33,961
Related party revenue(1)	3,026	45	—	3,071
Total revenue for reportable segments	9,835	13,117	14,080	37,032
Operating expenses (excluding depreciation and amortization)	1,015	13,275	6,039	20,329
Operating margin (excluding depreciation and amortization)	8,820	(158)	8,041	16,703	(2)
Total assets (end of period)	74,281	92,452	136,872	303,605
____________________
(1)
For the three months ended March 31, 2009, related party revenue consists of services provided to SemCorp.  For the three months ended March 31, 2010, related party revenue consists of services provided to Vitol.

(2)	The following table reconciles segment operating margin (excluding depreciation and amortization) to loss before income taxes (in thousands):

	Three Months Ended March 31,
	2009	2010
Operating margin (excluding depreciation and amortization)	$25,698	$16,703
Depreciation and amortization	5,741	5,514
General and administrative expenses	8,707	3,768
Interest expense	12,849	12,423
Loss before income taxes	$(1,599)	$(5,002)

12.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06 – Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements, which provides additional guidance to improve disclosures regarding fair value measurements. The ASU amends ASC 820-10, Fair Value Measurements and Disclosures--Overall (formerly FAS 157, Fair Value Measurements) to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward.  The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques.  The ASU applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. This statement will not have a significant impact on the Partnership due to it only requiring enhanced disclosures.

13.	ONGOING LITIGATION

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

On July 22, 2009, all of the defendants filed motions to dismiss the amended complaint.  The lead plaintiff filed a response in opposition to the defendants' motion to dismiss on September 1, 2009.  On October 8, 2009, the defendants filed a reply in support of their motion to dismiss.  The lead plaintiff filed a supplemental opposition to the defendants' motion to dismiss on October 29, 2009.  On April 30, 2010, the court dismissed all claims against Brent Cooper (SemCorp’s former treasurer) and dismissed the Section 10(b) and Rule 10b-5 claim against W. Anderson Bishop (a former member of the Board) and Brian F. Billings (a former member of the Board).  The court denied the remainder of the motions to dismiss, including the motion to dismiss that the Partnership filed.  Under the operative scheduling order, all remaining defendants must answer or otherwise respond to the consolidated complaint within thirty days.

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

On October 27, 2008, Keystone Gas Company (“Keystone”) filed suit against the Partnership in Oklahoma State District Court in Creek County alleging that it is the rightful owner of certain segments of the Partnership’s pipelines and related rights of way, located in Payne and Creek Counties, that the Partnership acquired from SemCorp in connection with the Partnership’s initial public offering in 2007. Keystone seeks to quiet title to the specified rights of way and pipelines and seeks damages up to the net profits derived from the disputed pipelines. There has been no determination of the extent of potential damages for the Partnership’s use of such pipelines. The Partnership has filed a counterclaim against Keystone alleging that it is wrongfully using a segment of a pipeline that is owned by the Partnership in Payne and Creek Counties. The parties are engaged in discovery. The Partnership intends to vigorously defend these claims. No trial date has been set by the court.

In March and April 2009, nine current or former executives of SemCorp and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against the Partnership’s general partner.  Their claims arise from the Partnership’s general partner’s Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”).  Most claimants alleged that phantom units previously awarded to them vested upon the change of control of the Partnership’s general partner that occurred in July 2008.  One claimant alleged that his phantom units vested upon his termination.  The claimants contended the Partnership’s general partner’s failure to deliver certificates for the phantom units within 60 days after vesting caused them to be damaged, and they sought recovery of approximately $2 million in damages and penalties.  On April 30, 2009, all of the wage claims were dismissed on jurisdictional grounds by the Department of Labor.

On July 8, 2009, the nine executives filed suit against the Partnership’s general partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against the Partnership’s general partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees.  The Partnership has distributed phantom units to certain of the claimants.  On April 14, 2010, a Tulsa County district court judge ruled in favor of seven of the claimants, and awarded them approximately $1.0 million in damages.  The Partnership intends to appeal this ruling.

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with SemCorp’s bankruptcy cases against Thomas L. Kivisto (a former member of the Board), Gregory C. Wallace (a former member of the Board), and Westback Pruchasing Company, L.L.C.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx (the Partnership’s general partner’s former President and Chief Executive Officer) and Alex G. Stallings (the Partnership’s general partner’s Chief Financial Officer), among others, based upon certain findings and recommendations in the examiner’s report (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Examiner” in the 2009 Form 10-K).  On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings have moved to dismiss the claims against them, and the motions are pending.

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

14.	INCOME TAXES

    The Partnership has entered into storage contracts and leases with third party customers with respect to substantially all of its asphalt facilities. At the time of entering into such agreements, it was unclear under current tax law as to whether the rental income from the leases, and the fees attributable to certain of the processing services the Partnership provides under certain of the storage contracts, constitute “qualifying income.” In the second quarter of 2009, the Partnership submitted a request for a ruling from the IRS that rental income from the leases constitutes “qualifying income.” In October 2009, the Partnership received a favorable ruling from the IRS. As part of this ruling, however, the Partnership agreed to transfer, and has transferred, certain of its asphalt processing assets and related fee income to a subsidiary taxed as a corporation. This transfer occurred in the first quarter of 2010.  Such subsidiary is required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates. Distributions from this subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of this subsidiary will flow through to the Partnership’s unitholders.

    In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets at March 31, 2010 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$1,427
Net operating loss carryforwards	13
Deferred tax asset	1,440

Less: valuation allowance	(1,440)

Total deferred tax asset	$—

Given the uncertainties relating to the Partnership’s ability to continue as a going concern, coupled with the fact that the Partnership’s subsidiary taxed as a corporation has no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, the Partnership has provided a valuation allowance against its deferred tax asset.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P. (f/k/a/ SemGroup Energy Partners, L.P.), together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C. (f/k/a SemGroup Energy Partners G.P., L.L.C.), (3) “SemCorp” refers to SemGroup Corporation and its predecessors (including SemGroup, L.P.), subsidiaries and affiliates (other than our General Partner and us during periods in which we were affiliated with SemGroup, L.P.) and (4) Vitol refers to Vitol Holding B.V., its affiliates and subsidiaries (other than our General Partner and us).  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 (the “2009 Form 10-K”).

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the federal securities laws.  Statements included in this quarterly report that are not historical facts (including any statements regarding plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “should,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the 2009 Form 10-K.

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

Overview

We are a publicly traded master limited partnership with operations in twenty-three states. We provide integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and liquid asphalt products. We manage our operations through three operating segments: (i) crude oil terminalling and storage services, (ii) crude oil gathering and transportation services and (iii) asphalt services.  We were formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

On November 24, 2009, a subsidiary of Vitol acquired 100% of the membership interests in our General Partner and our outstanding subordinated units (the “Vitol Change of Control”).  As such, Vitol effectively controls our General Partner and us.  In connection with the Vitol Change of Control, the board of directors of our General Partner (the “Board”) was reconstituted and its management team was reorganized.  See “Part III, Item 10. Directors, Executive Officers and Corporate Governance” in the 2009 Form 10-K for more information regarding the reconstitution of the Board and our General Partner’s management team.  Effective upon the Vitol Change of Control, SemCorp ceased to have any ownership interest in us or our General Partner.  Vitol has indicated that it intends to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets.  Vitol owns a diversified portfolio of midstream energy assets in the United States and internationally.  We cannot say with any certainty which, if any, acquisition opportunities may be made available to us or if we will choose to pursue any such opportunity.  In addition, we would likely need to stabilize our business and capital structure before pursuing any such opportunity.

Due to the events related to SemCorp’s bankruptcy filings, including decreased revenues in our crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, we continue to face uncertainties with respect to our ability to comply with covenants under our credit facility. These factors raise substantial doubt about our ability to continue as a going concern.   We continue to experience increased expenses as a result of events surrounding SemCorp’s bankruptcy, including increased expenses under our credit facility.  In addition, we could be materially and adversely affected by the securities class action litigation and other actions pending against us.  We can give no assurance as to our ability to raise sufficient capital or revenues to meet our obligations or our ability to continue as a going concern.

Our Revenues

We have been pursuing opportunities to provide crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services to third parties.  For the three months ended March 31, 2010, we derived approximately 8.3% of our revenues from services we provided to Vitol and its subsidiaries, with the remainder of our services being provided to third parties.

As a result of new crude oil third-party storage contracts, we increased our third-party crude oil terminalling and storage revenue from approximately $1.0 million, or approximately 10% of total crude oil terminalling and storage revenue during the second quarter of 2008 (prior to SemCorp’s bankruptcy filings), to approximately $6.8 million, or approximately 69% of total crude oil terminalling and storage revenue for the first quarter of 2010.

In addition, we increased our third-party gathering and transportation revenue from approximately $5.0 million, or approximately 21% of total gathering and transportation revenue during the second quarter of 2008 (prior to SemCorp’s bankruptcy filings), to approximately $13.1 million, or approximately 99% of total crude oil gathering and transportation revenue for the first quarter of 2010.

The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in SemCorp’s crude oil services provided due to the termination of the monthly contract minimum revenues under the Throughput Agreement in September 2008 and reduced revenues under the New Throughput Agreement.  Average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from SemCorp.  However, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to SemCorp’s bankruptcy filings, which has negatively impacted total revenues.  As an example, first quarter 2010 total revenues are approximately $14.4 million (or approximately 29%) less than second quarter 2008 total revenues (prior to SemCorp’s bankruptcy filings), in each case excluding fuel reimbursement revenues related to fuel and power consumed to operate our liquid asphalt facilities.

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

We are continuing to pursue additional contracts with third parties; however, these additional efforts may not be successful.   In addition, certain third parties may be less likely to enter into business transactions with us due to our financial condition and our prior affiliation with SemCorp and negative goodwill associated with SemCorp’s bankruptcy filings.  If we are unable to generate sufficient third party revenues, we will continue to experience lower volumes in our system which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

Our Expenses

Events related to SemCorp’s bankruptcy filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue strategic opportunities have resulted in increased expenses beginning in the third quarter of 2008 due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the SemGroup Energy Partners G. P., L.L.C. Long-Term Incentive Plan (the “Plan”)) increased by approximately $1.5 million, or approximately 65%, to approximately $3.8 million for the first quarter of 2010, compared to $2.3 million in the second quarter of 2008 (prior to SemCorp’s bankruptcy filings).  We expect this increased level of general and administrative expenses to continue throughout 2010.

In addition, we have experienced increased interest expenses and other costs due to the events of default that existed under our credit agreement and the entering into amendments thereto.  Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the 2009 Form 10-K for a discussion of these agreements and the associated expenses.

Transfer of Certain Assets to Subsidiary Taxed as a Corporation

We have entered into storage contracts and leases with third party customers with respect to substantially all of our asphalt facilities. At the time of entering into such agreements, it was unclear under current tax law as to whether the rental income from the leases, and whether the fees attributable to certain of the processing services we provide under certain of the storage contracts, constitute “qualifying income.” In the second quarter of 2009, we submitted a request for a ruling from the IRS that rental income from the leases constitutes “qualifying income.” In October, 2009, we received a favorable ruling from the IRS. As part of this ruling, however, we agreed to transfer, and have transferred, certain of our asphalt processing assets and related fee income, to a subsidiary taxed as a corporation. This transfer occurred in the first quarter of 2010.  Such subsidiary is required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates. Distributions from such subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of such subsidiary will flow through to our unitholders. If a material amount of entity-level taxes are incurred by such subsidiary, then our cash available for distribution to its unitholders could be substantially reduced.  We do not anticipate future entity-level taxes incurred by such subsidiary to be significant.

Income taxes

As part of the process of preparing the consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which our subsidiary that is taxed as a corporation operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences and the net operating loss ("NOL") carryforwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provisions in the consolidated statement of operations.

Under ASC 740, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

●	taxable income projections in future years,
●	whether the carryforward period is so brief that it would limit realization of tax benefits,
●	future revenue and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and
●	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

Given the uncertainties relating to our ability to continue as a going concern, coupled with the fact that our subsidiary taxed as a corporation has no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we have provided a valuation allowance against our deferred tax asset. As of March 31, 2010, we have a deferred tax asset of approximately $1.4 million for which we have recognized a $1.4 million valuation allowance.

 Results of Operations

The table below summarizes the financial results of the Partnership for the three months ended March 31, 2009 and 2010.

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$10,217	$6,809
Related party(1)	1,419	3,026
Total crude oil terminalling and storage	11,636	9,835
Crude oil gathering and transportation revenues:
Third party	13,893	13,072
Related party(1)	1,056	45
Total crude oil gathering and transportation	14,949	13,117
Asphalt services revenues:
Third party	—	14,080
Related party(1)	15,585	—
Total asphalt services	15,585	14,080
Total revenues	42,170	37,032

Operating expenses:
Crude oil terminalling and storage	1,827	2,121
Crude oil gathering and transportation	14,238	14,628
Asphalt services	6,148	9,094
Total operating expenses	22,213	25,843

General and administrative expenses:	8,707	3,768

Operating income	11,250	7,421
Interest expense	12,849	12,423
Income tax expense	61	49
Net loss	$(1,660)	$(5,051)
____________________
(1)
For the three months ended March 31, 2009, related party revenue consists of services provided to SemCorp.  For the three months ended March 31, 2010, related party revenue consists of services provided to Vitol.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Service revenues. Service revenues, including fuel surcharge revenues of $1.1 million related to fuel and power consumed to operate our asphalt product storage tanks, were $37.0 million for the three months ended March 31, 2010 compared to $42.2 million for the three months ended March 31, 2009, a decrease of $5.2 million, or 12%.  Service revenues include revenues from crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services.

Crude oil terminalling and storage revenues decreased by $1.8 million to $9.8 million for the three months ended March 31, 2010 compared to $11.6 million for the three months ended March 31, 2009.  The decrease is primarily due to the impact of the settlement with SemCorp in which we transferred certain crude oil storage assets located in Kansas and northern Oklahoma to SemCorp.

Our crude oil gathering and transportation services revenue decreased by $1.8 million to $13.1 million for the three months ended March 31, 2010 compared to $14.9 million for the three months ended March 31, 2009.  The decrease is primarily due to the impact of SemCorp’s bankruptcy filings and the resulting decrease in the volume of crude oil we gathered and transported for our customers.  Historically, SemCorp was a first purchaser of crude oil and it utilized our gathering and transportation assets to deliver its crude oil to market.  As we are not in the business of purchasing crude oil, the utilization of our crude oil gathering and transportation assets is now dependent on third party purchasers of crude oil, some of whom own alternative gathering and transportation assets.  Our reliance on third party purchasers of crude oil has resulted in a decrease in the utilization of our crude oil gathering and transportation assets, and we continue to expect a similar level of utilization of these assets for 2010.

Our asphalt services revenue decreased by $1.5 million to $14.1 million for the three months ended March 31, 2010 compared to $15.6 million for the three months ended March 31, 2009.  The decrease is primarily due to the impact of SemCorp's rejection of the Terminalling Agreement in April 2009 and the expiration of the New Terminalling Agreement in October 2009.  We have entered into leases and storage agreements with third party customers relating to 45 of our 46 asphalt facilities.  We expect annual revenues from these leases and storage agreements to be approximately $40 million excluding fuel reimbursement revenues related to fuel and power consumed to operate our liquid asphalt facilities.

Operating expenses.   Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses increased by $3.6 million, or 16%, to $25.8 million for the three months ended March 31, 2010 compared to $22.2 million for the three months ended March 31, 2009.  Crude oil terminalling and storage operating expenses increased by $0.3 million to $2.1 million for the three months ended March 31, 2010 compared to $1.8 million for the three months ended March 31, 2009.  Our crude oil gathering and transportation operating expenses increased by $0.4 million to $14.6 million for the three months ended March 31, 2010 compared to $14.2 million for the three months ended March 31, 2009.  Our asphalt operating expenses increased $3.0 million, or 49%, to $9.1 million for the three months ended March 31, 2010 compared to $6.1 million for the three months ended March 31, 2009.  Operational expenses increased despite a decrease in revenue primarily due to increases in compensation costs, insurance premiums and property taxes.

Compensation expenses increased by $1.4 million to $8.6 million for the three months ended March 31, 2010 compared to $7.2 million for the three months ended March 31, 2009.  This increase is a result of directly employing our own personnel.  An increase of $0.8 million was due to a change in our vacation liability accrual.

Our repair and maintenance expenses increased by $0.6 million to $1.9 million for the three months ended March 31, 2010 compared to $1.3 million for the three months ended March 31, 2009.  This increase was primarily due to a focus on repairing equipment versus replacing such equipment.

Insurance premium expenses increased by $0.4 million to $0.8 million for the three months ended March 31, 2010 compared to $0.4 million for the three months ended March 31, 2009.  This increase was experienced as we renewed several property, auto and environmental insurance policies.

Property taxes increased by $0.4 million to $1.3 million for the three months ended March 31, 2010 compared to $0.9 million for the three months ended March 31, 2009.  This increase is primarily attributable to the asphalt assets we received in the settlement with SemCorp in April of 2009.

Operating expenses for the three months ended March 31, 2010 include a $0.8 million impairment charge related to our asphalt product facility located in Morehead City, North Carolina that is classified as held for sale as of March 31, 2010 (see Note 3 of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report).

General and administrative expenses. General and administrative expenses decreased by $4.9 million, or 56%, to $3.8 million for the three months ended March 31, 2010 compared to $8.7 million for the three months ended March 31, 2009.  This decrease is primarily attributable to a decrease in legal, financial advisory and other professional expenses of $3.2 million to $2.1 million for the three months ended March 31, 2010 compared to $5.3 million for the three months ended March 31, 2009.  In addition, in the three months ended March 31, 2009 we paid $1.8 million in management fees to SemCorp which were not incurred in the three months ended March 31, 2010.

Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility as well as amortization of debt issuance costs.  Interest expense decreased by $0.4 million to $12.4 million for the three months ended March 31, 2010 compared to $12.8 million for the three months ended March 31, 2009.  Increases in the interest rate on long-term borrowings and additional interest related to amendments to our credit agreement were offset by a lower average outstanding debt balance and decreases in debt issuance cost amortization.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
	(in millions)
Net cash provided by operating activities	$8.6	$5.5
Net cash used in investing activities	(1.2)	(1.7)
Net cash used in financing activities	(1.7)	(4.6)

Operating Activities.  Net cash provided by operating activities was $5.5 million for the three months ended March 31, 2010 as compared to the $8.6 million for the three months ended March 31, 2009.  The decrease in net cash provided by operating activities is primarily due to our net loss increasing from $1.7 million for the three months ended March 31, 2009 to $5.1 million for the three months ended March 31, 2010.  This $3.4 million increase in net loss was significantly impacted by decreased revenues under our agreements with SemCorp.

These decreases in cash provided by operating activities were partially offset by changes in working capital, which resulted in a $1.4 million increase in cash provided by operating activities.

Investing Activities.  Net cash used in investing activities was $1.7 million for the three months ended March 31, 2010 compared to $1.2 million for the three months ended March 31, 2009.   Net cash used in investing activities during the three months ended March 31, 2009 and March 31, 2010 is primarily comprised of maintenance capital expenditures.

Financing Activities.  Net cash used in financing activities was $4.6 million for the three months ended March 31, 2010 as compared to $1.7 million for the three months ended March 31, 2009.  Net cash used in financing activities for the three months ended March 31, 2010 is primarily comprised of payments under our credit facility and related debt issuance costs.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At March 31, 2010, we had approximately $9.1 million of availability under our revolving credit facility.  At March 31, 2010 we have a working capital deficit of $15.3 million.  As of May 5, 2010, we had an aggregate unused credit availability under our revolving credit facility of approximately $9.1 million and cash on hand of approximately $2.0 million.  Usage of our revolving credit facility is subject to ongoing compliance with covenants.  If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, this cash position and availability under our credit facility may not be sufficient to operate our business over the long-term. Due to the events related to the SemCorp’s bankruptcy filings, including decreased revenues in our crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, we continue to face uncertainties with respect to our ability to comply with covenants under our credit facility. These factors raise substantial doubt about our ability to continue as a going concern.

Capital Requirements. Our capital requirements consist of the following:

●
maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows further extending the useful lives of the assets; and

●
expansion capital expenditures, which are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

Expansion capital expenditures for organic growth projects totaled $0.2 million in the three months ended March 31, 2010 compared to $0.1 million in the three months ended March 31, 2009.  We expect expansion capital expenditures for organic growth projects to be approximately $5.0 million to $7.0 million in 2010.  Maintenance capital expenditures totaled $2.0 million in the three months ended March 31, 2010 compared to $1.2 million in the three months ended March 31, 2009.  We expect maintenance capital expenditures to be approximately $6.0 million to $7.0 million in 2010.

No assurance can be given that we will not be required to restrict our operations because the limitations on our ability to incur capital expenditures due to restrictions under our credit agreement described below.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  Our partnership agreement provides that we distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our General Partner to provide for the proper conduct of our business (including for future capital expenditures) and to comply with the provisions of our credit facility. Pursuant to the credit agreement, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of March 31, 2010, our leverage ratio was 6.87 to 1.00.  If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.

We expect that for the foreseeable future, substantially all of our cash generated from operations will be used to reduce our debt.  In the event that we are again able to pay distributions, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations because we distribute all of our available cash.

We do not expect to make significant acquisitions or expansion capital expenditures in the near term.  We currently intend to put the Eagle North Pipeline System into service in the fourth quarter of 2010, and we expect to make capital expenditures related to this project during 2010.  Capital expenditures are limited under our credit agreement to $8.0 million in 2010 and $4.0 million in 2011.  In addition, our credit agreement allows us to spend the approximately $5.4 million of surplus carried forward from the 2009 maximum allowable capital expenditure.  To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow.

Description of Credit Facility.  As of May 5, 2010, we had $423.7 million in outstanding borrowings under our credit facility (consisting of $29.6 million under our revolving credit facility, $393.1 million under our term loan facility, and outstanding letters of credit issued under the credit agreement of $0.9 million) with an aggregate unused credit availability under our revolving credit facility of approximately $9.1 million. The credit facility is guaranteed by certain of our subsidiaries.

During the three months ended March 31, 2009 and 2010, the weighted average interest rate incurred by us under our credit facility was 11.6% and 11.9%, respectively.  After giving effect to all amendments of our credit agreement, amounts outstanding under our credit facility currently bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the base rate plus 5.50% per annum, with a base rate floor of 4.00% per annum.  We pay a fee of 1.5% per annum on unused commitments under our revolving credit facility.  Interest on amounts outstanding under our credit facility must be paid monthly.  In addition, we accrue 2% interest per annum of Deferred Interest (as defined below) on amounts outstanding.  Our credit facility requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  In October, 2009 and April, 2010, we made such payments in the amount of $2.3 million and $2.2 million, respectively.  We are recognizing these additional interest payments over the term of the debt agreement utilizing the effective interest method.

On March 29, 2010, the Partnership entered into a Waiver and Amendment to Credit Agreement (the “March 2010 Amendment”) with its lenders who are a party thereto.  The March 2010 Amendment, among other things, (i) subject to certain limitations, waives the requirement for the report of the Partnership's independent registered public accounting firm accompanying the Partnership’s financial statements for the year ended December 31, 2009 to not contain an explanatory paragraph expressing significant doubt about the Partnership's ability to continue as a going concern, (ii) subject to certain limitations, waives the requirement for the report of the Partnership's independent registered public accounting firm accompanying the Partnership’s financial statements for the 2010 fiscal year to not contain an explanatory paragraph expressing significant doubt about the Partnership's ability to continue as a going concern, and (iii) increases the applicable interest rate under the credit agreement by 2.0% per annum (the “Deferred Interest”); provided, that the Deferred Interest is not payable until the earlier of (a) the June 30, 2011 maturity date of the credit agreement or (b) the repayment in full of all amounts outstanding under the credit agreement and the termination of the lenders’ commitments under the credit agreement.  If the Partnership refinances all of the debt under its credit agreement on or before January 6, 2011, all Deferred Interest will be automatically forgiven by the lenders.

Our credit facility requires us to make (i) minimum quarterly amortization payments on March 31, 2010 in the amount of $2.0 million, June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 75% of excess cash flow (as defined in the credit agreement).  Our credit facility prohibits us from making draws under the revolving credit facility if we would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.  On March 31, 2010, we made the required quarterly amortization payment of $2.0 million and an excess cash flow payment of $3.8 million.

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

For a further description of our credit facility, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Liquidity and Capital Resources—Description of Credit Facility” in the 2009 Form 10-K.

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of March 31, 2010, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
		(in millions)
Debt obligations (1)	$495.2	64.4	430.8	—	—
Operating lease obligations	11.4	3.7	5.2	1.4	1.1
Shared services agreement obligations (2)	5.4	2.5	2.8	0.1	—
Employee contract obligations (3)	3.1	1.0	1.9	0.2
Capital lease obligations	0.1	0.1	—	—	—
Financial advisory obligations (4)	0.1	0.1	—	—	—
____________________
(1)
Represents required future principal repayments of borrowings of $424.2 million, variable rate interest payments of $60.3 million, and required fixed-rate additional interest payments of $10.7 million under the credit agreement.  For purposes of calculating interest payments on our variable rate debt, the interest rate on our borrowings of 11.5% as of March 31, 2010 was used.  All amounts outstanding under the credit facility mature in June 2011.  As such, all outstanding borrowings under the credit agreement will be classified as current on June 30, 2010 or earlier.

(2)
Represents required future payments under the shared services agreement into which we and SemCorp entered in connection with the Settlement.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events” in the 2009 Form 10-K.  We are in the process of transitioning these services to us.

(3)	Represents required future payments to certain employees for long-term incentive awards forfeited upon leaving their former employer.
(4)	Represents required future payments under a financial advisory services contract.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 13 of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to variable interest rates under our credit facility.

Amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.5% per annum, with a LIBOR floor of 3.0%, or the Base rate plus 5.5% per annum, with a Base rate floor of 4.0% per annum.  We pay a fee of 1.5% on unused commitments under our revolving credit facility.  Interest on amounts outstanding under our credit facility must be paid monthly.  In addition, we accrue 2.0% of Deferred Interest on amounts outstanding.  Our credit facility requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.5%, 0.5%, 1.0% and 1.0%, respectively.  In October, 2009 and April, 2010, we paid additional interest of $2.3 million and $2.2 million, respectively.

During the three months ended March 31, 2010, the weighted average interest rate incurred by us was 11.9% resulting in interest expense of approximately $12.4 million.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on borrowings as of March 31, 2010 and the 3.00% LIBOR floor under our credit facility, an increase or decrease of 100 basis points in the interest rate will not impact annual interest expense. An increase of 350 basis points in the current LIBOR rate will result in increased annual interest expense of approximately $3.2 million based on borrowings and interest rates as of March 31, 2010.

Item 4.                      Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of March 31, 2010, were effective.

Changes in internal control over financial reporting.  There were changes to our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described below.

As discussed in the 2009 Form 10-K, management identified a material weakness in internal control over financial reporting related to our process for analyzing and applying complex accounting associated with debt arrangements, such as, the accounting for increasing rate interest provisions and forbearance fees associated with debt modifications.  Management implemented a remediation plan that included instituting a new formal documentation and review process to enhance an existing control relating to the analysis of complex accounting matters, such as accounting for debt arrangements. The remediation and ultimate resolution was reviewed by the Audit Committee of the Board.  As a result of this change, management has concluded that the previously reported material weakness no longer exists as of March 31, 2010.

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

On July 22, 2009, all of the defendants filed motions to dismiss the amended complaint.  The lead plaintiff filed a response in opposition to the defendants' motion to dismiss on September 1, 2009.  On October 8, 2009, the defendants filed a reply in support of their motion to dismiss.  The lead plaintiff filed a supplemental opposition to the defendants' motion to dismiss on October 29, 2009.  On April 30, 2010, the court dismissed all claims against Brent Cooper (SemCorp’s former treasurer) and dismissed the Section 10(b) and Rule 10b-5 claim against W. Anderson Bishop (a former member of the Board) and Brian F. Billings (a former member of the Board).  The court denied the remainder of the motions to dismiss, including the motion to dismiss that we filed.  Under the operative scheduling order, all remaining defendants must answer or otherwise respond to the consolidated complaint within thirty days.

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

On July 8, 2009, the nine executives filed suit against our General Partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against our General Partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees. We have distributed phantom units to certain of the claimants.   On April 14, 2010, a Tulsa County district court judge ruled in favor of seven of the claimants, and awarded them approximately $1.0 million in damages.  We intend to appeal this ruling.

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with SemCorp’s bankruptcy cases against Thomas L. Kivisto (a former member of the Board), Gregory C. Wallace (a former member of the Board), and Westback Pruchasing Company, L.L.C.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx (our General Partner’s former President and Chief Executive Officer) and Alex G. Stallings (our General Partner’s Chief Financial Officer), among others, based upon certain findings and recommendations in the examiner’s report (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Examiner” in the 2009 Form 10-K).  On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings have moved to dismiss the claims against them, and the motions are pending.

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

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date: May 10, 2010	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date: May 10, 2010	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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
10.1
Waiver and Amendment to Credit Agreement, dated as of March 29, 2010, by and among the Partnership, the Guarantors, Wachovia Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the Lenders party thereto (filed as Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.2
Omnibus Agreement, dated as of February 15, 2010 but effective as of January 1, 2010, by and among by and among BKEP Operating, L.L.C., BKEP Crude, L.L.C., BKEP Management, Inc. and Vitol Inc (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on February 16, 2010, and incorporated herein by reference).

10.3##
Amendment to Crude Oil Storage Services Agreement, effective June 1, 2010, by and between SemGroup Energy Partners, L.L.C and Vitol Inc. (filed as Exhibit 10.53 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.4##
Crude Oil Storage Services Agreement, effective as of May 1, 2010, by and between BKEP Crude, L.L.C. and Vitol Inc. (filed as Exhibit 10.54 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

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