Form 10-Q
period 2010-06-30
Blueknight Energy Partners, L.P.
filed 2010-08-09
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 4, 2010, there were 21,727,724 common units and 12,570,504 subordinated units outstanding.

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31, 2009	As of June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,548	$149
Accounts receivable, net of allowance for doubtful accounts of $429 for both dates	10,549	11,584
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	1,253	927
Prepaid insurance	3,474	1,664
Other current assets	2,292	1,662
Total current assets	23,116	15,986
Property, plant and equipment, net of accumulated depreciation of $99,948 and $109,540 at December 31, 2009 and June 30, 2010, respectively	274,492	267,850
Goodwill	6,340	6,340
Debt issuance costs, net	6,384	5,151
Other assets, net	369	1,964
Total assets	$310,701	$297,291
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$7,061	$6,063
Accrued interest payable	2,242	4,939
Accrued property taxes payable	3,175	2,425
Unearned revenue	5,205	4,109
Unearned revenue with related parties	1,185	2,136
Accrued payroll	3,425	4,174
Other accrued liabilities	2,339	3,419
Current portion of capital lease obligations	248	11
Current portion of long term debt	9,000	419,929
Total current liabilities	33,880	447,205
Long-term debt	419,000	—
Commitments and contingencies (Notes 4, 10 and 13)
Partners’ deficit:
Common unitholders (21,727,724 units issued and outstanding for both dates)	471,701	466,908
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(290,257)	(293,045)
General partner interest (2.0% interest with 690,725 general partner units outstanding for both dates)	(323,623)	(323,777)
Total partners’ deficit	(142,179)	(149,914)
Total liabilities and partners’ deficit	$310,701	$297,291

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Service revenue:
Third party revenue	$30,494	$32,820	$54,604	$66,781
Related party revenue	7,020	5,623	25,079	8,694
Total revenue	37,514	38,443	79,683	75,475
Expenses:
Operating	24,733	24,157	46,945	50,000
General and administrative	7,126	3,385	15,833	7,153
Total expenses	31,859	27,542	62,778	57,153
Gain on settlement transaction	2,585	—	2,585	—
Operating income	8,240	10,901	19,490	18,322
Other expenses:
Interest expense	13,029	13,549	25,878	25,972
Loss before income taxes	(4,789)	(2,648)	(6,388)	(7,650)
Provision for income taxes	47	53	108	102
Net loss	$(4,836)	$(2,701)	$(6,496)	$(7,752)
Allocation of net loss for calculation of earnings per unit:
General partner interest in net loss	$(97)	$(54)	$(130)	$(154)
Loss available to limited partners	$(4,739)	$(2,647)	$(6,366)	$(7,598)

Basic and diluted net loss per common unit	$(0.13)	$(0.08)	$(0.18)	$(0.22)
Basic and diluted net loss per subordinated unit	$(0.13)	$(0.08)	$(0.18)	$(0.22)

Weighted average common units outstanding - basic and diluted	21,557	21,728	21,557	21,728
Weighted average subordinated units outstanding - basic and diluted	12,571	12,571	12,571	12,571

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(in thousands)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Deficit
	(unaudited)
Balance, December 31, 2009	$471,701	$(290,257)	$(323,623)	$(142,179)
Net loss	(4,804)	(2,794)	(154)	(7,752)
Equity-based incentive compensation	11	6	—	17
Balance, June 30, 2010	$466,908	(293,045)	(323,777)	(149,914)

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2009	2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,496)	$(7,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	(125)	—
Depreciation and amortization	11,410	10,913
Amortization of debt issuance costs	4,289	2,352
Asset impairment charge	—	779
Gain on sale of assets	(38)	(80)
Gain on settlement transaction	(2,585)	—
Equity-based incentive compensation	11	17

Changes in assets and liabilities:
Increase in accounts receivable	(536)	(1,035)
Decrease in receivables from related parties	12,550	326
Decrease in prepaid insurance	234	2,217
Decrease in other current assets	534	630
Increase in other assets	(61)	(1,595)
Increase (decrease) in accounts payable	1,029	(1,416)
Decrease in payables to related parties	(15,910)	—
Increase in accrued interest payable	4,801	2,697
Increase (decrease) in accrued property taxes	136	(750)
Increase in interest rate swap settlements payable	56	—
Increase (decrease) in unearned revenue	2,685	(1,096)
Increase in unearned revenue from related parties	—	951
Increase in accrued payroll	5,559	749
Increase (decrease) in other accrued liabilities	(108)	673
Net cash provided by operating activities	17,435	8,580
Cash flows from investing activities:
Capital expenditures	(2,455)	(6,149)
Proceeds from sale of assets	201	1,597
Net cash used in investing activities	(2,254)	(4,552)
Cash flows from financing activities:
Debt issuance costs	(10,332)	(1,119)
Payments on capital lease obligations	(538)	(237)
Borrowings under credit facility	12,155	26,700
Payments under credit facility	(42,400)	(34,771)
Net cash used in financing activities	(41,115)	(9,427)
Net decrease in cash and cash equivalents	(25,934)	(5,399)
Cash and cash equivalents at beginning of period	28,785	5,548
Cash and cash equivalents at end of period	$2,851	$149
Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(206)	$418
Increase in accrued liabilities related to insurance premium financing agreement	$—	$407
Non-cash addition to property, plant and equipment related to settlement (see 2009 Form 10-K)	$(9,536)	$—

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. (formerly SemGroup Energy Partners, L.P.) and subsidiaries (the “Partnership”) is a publicly traded master limited partnership with operations in twenty-two states. The Partnership provides integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and asphalt products. The Partnership manages its operations through three operating segments: (i) crude oil terminalling and storage services, (ii) crude oil gathering and transportation services and (iii) asphalt services. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

2.	BASIS OF PRESENTATION

    The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  Due to the events related to SemGroup, L.P.’s (collectively, with its successors (including SemGroup Corporation), affiliates and subsidiaries other than the Partnership and the Partnership’s general partner during periods in which the Partnership and its general partner were affiliated with SemGroup, L.P., “SemCorp”) bankruptcy filings, including decreased revenues in the Partnership’s crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, the Partnership continues to face uncertainties with respect to its ability to comply with covenants under its credit facility as discussed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), and as discussed below.  In addition, the maturity date of the Partnership’s credit agreement is June 30, 2011, and all then outstanding borrowings are due and payable at that time.   These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The Partnership is currently in discussions with financial institutions, and the conflicts committee of the Board of Directors of the Partnership’s general partner (the "Board") has retained a financial advisor, to examine various alternatives to refinance the Partnership’s existing debt.  These alternatives may include the issuance of additional equity or debt securities and may result in the dilution of the Partnership’s current unitholders.  There can be no assurance that the Partnership will be successful in its refinancing efforts.   The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).

The consolidated statements of operations for the three and six months ended June 30, 2009 and 2010, the consolidated statement of changes in partners’ deficit for the six months ended June 30, 2010, the statement of cash flows for the six months ended June 30, 2009 and 2010, and the consolidated balance sheet as of June 30, 2010 are unaudited.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the 2009 Form 10-K.  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2009	June 30, 2010
		(dollars in thousands)
Land		$15,430	$15,430
Land improvements	10-20	5,431	5,204
Pipelines and facilities	5-31	98,327	100,004
Storage and terminal facilities	10-35	165,392	165,220
Transportation equipment	3-10	22,781	22,109
Office property and equipment and other	3-31	20,601	20,232
Pipeline linefill and tank bottoms		7,763	7,763
Construction-in-progress		38,715	41,428
Property, plant and equipment, gross		374,440	377,390
Accumulated depreciation		(99,948)	(109,540)
Property, plant and equipment, net		$274,492	$267,850

    Property, plant and equipment includes transportation equipment under capital leases of $0.3 million and zero, net of accumulated depreciation of $5.9 million and $5.9 million at December 31, 2009 and June 30, 2010, respectively.  At June 30, 2010, $39.7 million of construction-in-progress consists of a 130-mile, 8-inch pipeline that was acquired by the Partnership on May 12, 2008.  Management currently intends to put the asset into service in the fourth quarter of 2010.

Depreciation expense for the six months ended June 30, 2009 and 2010 was $11.3 million and $10.9 million, respectively.

4.	DEBT

The maturity date of the Partnership’s credit agreement is June 30, 2011, and all outstanding borrowings under the credit agreement are classified as current obligations as of June 30, 2010.  As of June 30, 2010, the Partnership’s credit agreement is comprised of a $391.1 million term loan facility and a $39.6 million revolving credit facility.  As of June 30, 2010, $391.1 million was outstanding under the term loan facility and $28.8 million was outstanding under the revolving credit facility.  In addition, as of June 30, 2010, the Partnership had outstanding letters of credit issued under the credit agreement of $1.0 million.  As of June 30, 2010, the Partnership had an aggregate unused credit availability under its revolving credit facility of approximately $9.8 million.

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

After giving effect to the March 2010 Amendment, amounts outstanding under the Partnership’s credit facility bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the Base rate plus 5.50% per annum, with a Base rate floor of 4.00% per annum.  The Partnership pays a fee of 1.50% per annum on unused commitments under its revolving credit facility.  After giving effect to the March 2010 Amendment, interest on amounts outstanding under the Partnership’s credit facility must be paid monthly.  The Partnership also accrues 2.0% interest per annum of Deferred Interest.  In addition to the Deferred Interest, the Partnership’s credit facility requires the Partnership to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  In October 2009 and April 2010, the Partnership paid additional interest of $2.3 million and $2.2 million, respectively.  The Partnership is recognizing these additional interest payments over the term of the debt agreement utilizing the effective interest method.

During the three months ended June 30, 2009 and 2010, the weighted average interest rate incurred by the Partnership was 12.3% and 14.1%, respectively.

The Partnership’s credit facility requires the Partnership to make (i) minimum quarterly amortization payments on June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 75% of excess cash flow (as defined in the credit agreement).  The Partnership’s credit facility prohibits the Partnership from making draws under the revolving credit facility if it would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.  On May 4, 2010, the Partnership made a $1.5 million mandatory prepayment in connection with the sale of an asphalt facility located in Morehead City, North Carolina.  On June 30, 2010, the Partnership paid the mandatory quarterly amortization payment of $2.0 million.  Based on the borrowing rates currently available to the Partnership for debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, the Partnership’s debt at June 30, 2010 approximates its fair value.

Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to grant liens, incur additional indebtedness, engage in a merger, consolidation or dissolution, enter into transactions with affiliates, sell or otherwise dispose of its assets (other than the sale or other disposition of the assets of the asphalt business, provided that such disposition is at arm’s length to a non-affiliate for fair market value in exchange for cash and the proceeds of the disposition are used to pay down outstanding loans), businesses and operations, materially alter the character of its business, and make acquisitions, investments and capital expenditures.  The credit agreement prohibits the Partnership from making distributions of available cash to its unitholders if any default or event of default (as defined in the credit agreement) exists.  The credit agreement requires the Partnership to maintain a leverage ratio (the ratio of its consolidated funded indebtedness to its consolidated adjusted EBITDA, in each case as defined in the credit agreement), determined as of the last day of each month for the twelve month period ending on the date of determination, that ranges on a monthly basis from not more than 5.50 to 1.00 to not more than 9.75 to 1.00.  In addition, the Partnership’s ability to make acquisitions and investments in unrestricted subsidiaries is limited and the Partnership may only make distributions if its leverage ratio is less than 3.50 to 1.00 and certain other conditions are met.  As of June 30, 2010, the Partnership’s leverage ratio was 6.64 to 1.00, which is in compliance with the covenant specified in the Partnership’s credit facility.  However, if the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.

The credit agreement also requires the Partnership to maintain an interest coverage ratio (the ratio of its consolidated EBITDA to its consolidated interest expense, in each case as defined in the credit agreement) that ranges on a monthly basis from not less than 2.50 to 1.00 to not less than 1.00 to 1.00. As of June 30, 2010, the Partnership’s interest coverage ratio was 1.37 to 1.00, which is in compliance with the covenant specified in the Partnership’s credit facility.

Further, the Partnership is required to maintain a monthly consolidated adjusted EBITDA for the prior twelve months ranging from $45.4 million to $82.9 million as determined at the end of each month.  In addition, capital expenditures are limited to $8.0 million in 2010 and $4.0 million in the six months ending June 30, 2011; however, the credit agreement allows the Partnership to spend approximately $5.4 million of surplus carried forward from the 2009 maximum allowable capital expenditure.  As of June 30, 2010, the Partnership is in compliance with these covenants.

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

Interest expense related to debt issuance cost amortization for the three and six month periods ended June 30, 2009 was $1.4 million and $4.3 million, respectively, and for the three and six month periods ended June 30, 2010 was $1.3 million and $2.4 million, respectively.  Interest expense in the three months ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to the 2009 financial statements.  In connection with the forbearance agreement and the credit agreement amendments, $1.4 million, $8.8 million, $0.6 million, and $0.5 million in debt issuance costs were capitalized in March 2009, April 2009, March 2010, and April 2010, respectively.

5.	DISTRIBUTIONS

The Partnership has not made a distribution to its common unitholders, subordinated unitholders or general partner since May 15, 2008 due to the events of default that existed under its credit agreement, restrictions under the credit agreement, and the uncertainty of its future cash flows relating to SemCorp’s bankruptcy filings.  The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a distribution for the quarters ended June 30, 2008 through March 31, 2010, and will not receive a distribution for the quarter ended June 30, 2010.  Pursuant to the credit agreement, the Partnership is prohibited from making distributions to its unitholders if its leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of June 30, 2010, the Partnership’s leverage ratio was 6.64 to 1.00. If the Partnership’s leverage ratio does not improve, it may not make quarterly distributions to its unitholders in the future.  The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  After giving effect to the nonpayment of distributions for the quarters ended June 30, 2008 through June 30, 2010, each common unit was entitled to an arrearage of $2.81, or total arrearages for all common units of $61.1 million based upon 21,727,724 common units outstanding as of August 4, 2010.

6.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net loss per common and subordinated unit (in thousands, except per unit data):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Net loss	$(4,836)	$(2,701)	$(6,496)	$(7,752)
Less: General partner interest in net loss	(97)	(54)	(130)	(154)
Net loss available to limited partners	$(4,739)	$(2,647)	$(6,366)	$(7,598)

Basic and diluted weighted average number of units:
Common units	21,557	21,728	21,557	21,728
Subordinated units	12,571	12,571	12,571	12,571
Restricted and phantom units	480	13	467	13

Basic and diluted net loss per common unit	$(0.13)	$(0.08)	$(0.18)	$(0.22)
Basic and diluted net loss per subordinated unit	$(0.13)	$(0.08)	$(0.18)	$(0.22)

7.	RELATED PARTY TRANSACTIONS

On November 24, 2009, a subsidiary of Vitol Holding B.V. (collectively, with its affiliates and subsidiaries other than the Partnership and the Partnership’s general partner, “Vitol”) acquired 100% of the membership interests in the Partnership’s general partner and the Partnership’s outstanding subordinated units (the “Vitol Change of Control”).  As such, Vitol effectively controls the Partnership’s general partner and the Partnership.  As a result of the Vitol Change of Control, for the three and six months ended June 30, 2010, related party revenue consists of services provided to Vitol, and for the three and six months ended June 30, 2009, related party revenue consists of services provided to SemCorp.

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol.  For the three and six months ended June 30, 2009, the Partnership recognized revenues of $3.0 million and $5.8 million, respectively, and for the three and six months ended June 30, 2010, the Partnership recognized revenues of $5.6 million and $8.7 million, respectively, for services provided to Vitol.  Revenues recognized in the three and six months ended June 30, 2009 are classified as third party revenues.  Revenues recognized in the three and six months ended June 30, 2010 are classified as related party revenues.  As of June 30, 2010, the Partnership had receivables from Vitol of $0.9 million and unearned revenue from Vitol of $2.1 million.

For the six month period ended June 30, 2009, the Partnership recorded general and administrative expenses of $1.8 million for the services provided under an omnibus agreement by SemCorp.  The obligation for SemCorp to provide services under the omnibus agreement and the corresponding administrative fee payable by the Partnership were terminated in connection with the events related to the change of control of the Partnership’s general partner in July 2008.  SemCorp continued to provide such services to the Partnership until the effective date of the settlement with SemCorp in April of 2009 at which time SemCorp rejected the omnibus agreement and SemCorp and the Partnership entered into a shared services agreement and a transition services agreement relating to the provision of such services.  Certain of these transition services have been terminated and the Partnership is in the process of transitioning the remainder of services provided under the shared services agreement away from SemCorp.

Prior to entering into the shared services agreement with SemCorp, the Partnership also reimbursed SemCorp for direct operating payroll and payroll-related costs and other operating costs associated with services SemCorp’s employees provided to the Partnership. For the six month period ended June 30, 2009, the Partnership recorded $7.8 million in compensation costs and $0.6 million in other operating costs related to services provided by SemCorp’s employees which are reflected as operating expenses in the accompanying statement of operations.

Vitol Storage Agreements

In connection with the Partnership’s acquisition of certain of its crude oil storage assets from SemCorp in May 2008, the Partnership was assigned from SemCorp a storage agreement with Vitol under which the Partnership provides crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended, effective as of June 1, 2010, to extend the term of the agreement until June 1, 2011 (the “2010 Amendment”).  In addition, Vitol has the option to renew the agreement for an additional one year term.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board or the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions.  Vitol became a related party after the Vitol Change of Control in November 2009.  Since the 2010 Amendment occurred subsequent to the Vitol Change of Control, it was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  Service revenues earned under the 2008 Vitol Storage Agreement are based on the two million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under such agreement.  The Partnership generated revenues of approximately $13.1 million, $3.1 million and $6.0 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement during the year ended December 31, 2009 and the three and six months ended June 30, 2010, respectively.  The Partnership believes that the rates it charges Vitol under the 2008 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

In March 2010, the Partnership entered into a second crude oil storage services agreement with Vitol under which the Partnership began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of the 2010 Vitol Storage Agreement is five years commencing on May 1, 2010 subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement. Service revenues earned under the 2010 Vitol Storage Agreement are based on the two million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under such agreement.  During the three and six months ended June 30, 2010, the Partnership generated revenues under this agreement of approximately $2.0 million for both periods as the effective date of such agreement was May 1, 2010.  The Partnership believes that the rates it charges Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

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

Subject to applicable earning criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period which distributions are reflected initially as a reduction of partners’ capital. Distributions paid on units which ultimately do not vest are reclassified as compensation expense.  Awards granted to date are equity awards and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period.  For the six months ended June 30, 2009 and 2010, the Partnership recognized expense under the Plan of approximately $11,000 and $17,000, respectively.

In November 2009, 10,000 restricted common units were granted which vest in one-third increments over three years.  This grant was made in connection with the reorganization of the Board.  In December 2009, 2,500 restricted common units were granted which vest in one-third increments over three years.

Activity pertaining to restricted common unit awards granted under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	12,500	$9.29
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2010	12,500	$9.29

9.	EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was formed in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2010, respectively, for discretionary contributions under the plan.

10.	COMMITMENTS AND CONTINGENCIES

The Partnership is subject to various legal actions and claims, including governmental investigations and a securities class action and other lawsuits due to events related to SemCorp’s bankruptcy filings (see Note 13).  The Partnership intends to vigorously defend these actions.  There can be no assurance regarding the outcome of the litigation.  An estimate of possible loss, if any, or the range of loss cannot be made and, therefore, the Partnership has not accrued a loss contingency related to these actions.

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of environmental-related matters.  As described in “Part I, Item 1A. Risk Factors” of the Partnership’s 2009 Form 10-K and in “Part II, Item 1A. Risk Factors” of this quarterly report, these legal actions and claims may have a material adverse effect on the financial position, results of operations or cash flows of the Partnership.  Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, an accrual is established equal to its estimate of the likely exposure. The Partnership did not have an accrual for legal settlements as of December 31, 2009 or June 30, 2010.

The Partnership has contractual obligations to perform dismantlement and removal activities in the event that some of its asphalt products terminalling and storage assets are abandoned. These obligations include varying levels of activity including completely removing the assets and returning the land to its original state. The Partnership has determined that the settlement dates related to the retirement obligations are indeterminate. The assets with indeterminate settlement dates have been in existence for many years and with regular maintenance will continue to be in service for many years to come. Also, it is not possible to predict when demands for the Partnership’s terminalling and storage services will cease, and the Partnership does not believe that such demand will cease for the foreseeable future.  Accordingly, the Partnership believes the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, the Partnership cannot reasonably estimate the fair value of the associated asset retirement obligations.  Management believes that if the Partnership’s asset retirement obligations were settled in the foreseeable future the potential cash flows that would be required to settle the obligations based on current costs are not material.  The Partnership will record asset retirement obligations for these assets in the period in which sufficient information becomes available for it to reasonably determine the settlement dates.

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

ASPHALT SERVICES —The Partnership provides asphalt product and residual fuel terminalling, storage and blending services at its terminalling and storage facilities located in twenty-two states.

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

The following table reflects certain financial data for each segment for the periods indicated:

Crude Terminalling and Storage	Crude Gathering and Transportation	Asphalt Terminalling and Storage	Total
	(in thousands)
Three Months Ended June 30, 2009
Service revenue
Third party revenue	$10,101	$14,244	$6,149	$30,494
Related party revenue (1)	437	354	6,229	7,020
Total revenue for reportable segments	10,538	14,598	12,378	37,514
Operating expenses (excluding depreciation and amortization)	801	13,124	5,139	19,064
Gain on settlement transaction	2,585	—	—	2,585
Operating margin (excluding depreciation and amortization)	12,322	1,474	7,239	21,035	(2)
Total assets (end of period)	74,904	97,854	141,786	314,544

Three Months Ended June 30, 2010
Service revenue
Third party revenue	$4,694	$13,800	$14,326	$32,820
Related party revenue (1)	5,340	283	—	5,623
Total revenue for reportable segments	10,034	14,083	14,326	38,443
Operating expenses (excluding depreciation and amortization)	718	12,707	5,333	18,758
Operating margin (excluding depreciation and amortization)	9,316	1,376	8,993	19,685	(2)
Total assets (end of period)	77,489	87,717	132,085	297,291

Six Months Ended June 30, 2009
Service revenue
Third party revenue	$20,318	$28,137	$6,149	$54,604
Related party revenue (1)	1,856	1,410	21,813	25,079
Total revenue for reportable segments	22,174	29,547	27,962	79,683
Operating expenses (excluding depreciation and amortization)	1,404	25,821	8,309	35,534
Gain on settlement transaction	2,585	—	—	2,585
Operating margin (excluding depreciation and amortization)	23,355	3,726	19,653	46,734	(2)
Total assets (end of period)	74,904	97,854	141,786	314,544

Six Months Ended June 30, 2010
Service revenue
Third party revenue	$11,503	$26,872	$28,406	$66,781
Related party revenue (1)	8,366	328	—	8,694
Total revenue for reportable segments	19,869	27,200	28,406	75,475
Operating expenses (excluding depreciation and amortization)	1,733	25,982	11,372	39,087
Operating margin (excluding depreciation and amortization)	18,136	1,218	17,034	36,388	(2)
Total assets (end of period)	77,489	87,717	132,085	297,291
____________________
(1)
For the three and six months ended June 30, 2009, related party revenue consists of services provided to SemCorp.  For the three and six months ended June 30, 2010, related party revenue consists of services provided to Vitol.

(2)	The following table reconciles segment operating margin (excluding depreciation and amortization) to loss before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Operating margin (excluding depreciation and amortization)	$21,035	$19,685	$46,734	$36,388
Depreciation and amortization	5,669	5,399	11,411	10,913
General and administrative expenses	7,126	3,385	15,833	7,153
Interest expense	13,029	13,549	25,878	25,972
Loss before income taxes	$(4,789)	$(2,648)	$(6,388)	$(7,650)

12.	RECENTLY ISSUED ACCOUNTING STANDARDS

    In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06 – Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements, which provides additional guidance to improve disclosures regarding fair value measurements. The ASU amends ASC 820-10, Fair Value Measurements and Disclosures—Overall (formerly FAS 157, Fair Value Measurements) to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward.  The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques.  The ASU applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. This statement will not have a significant impact on the Partnership due to it only requiring enhanced disclosures.

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

On July 22, 2009, all of the defendants filed motions to dismiss the amended complaint.  The lead plaintiff filed a response in opposition to the defendants’ motion to dismiss on September 1, 2009.  On October 8, 2009, the defendants filed a reply in support of their motion to dismiss.  The lead plaintiff filed a supplemental opposition to the defendants’ motion to dismiss on October 29, 2009.  On April 30, 2010, the court dismissed all claims against Brent Cooper (SemCorp’s former treasurer) and dismissed the Section 10(b) and Rule 10b-5 claim against W. Anderson Bishop (a former member of the Board) and Brian F. Billings (a former member of the Board).  The court denied the remainder of the motions to dismiss, including the motion to dismiss that the Partnership filed.  Under the operative scheduling order, the remaining defendants filed their answers on June 21, 2010.  The Partnership expects the case to proceed under a new scheduling order to be issued by the court.

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

On July 8, 2009, the nine executives filed suit against the Partnership’s general partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against the Partnership’s general partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees.  The Partnership has distributed phantom units to certain of the claimants.  On April 14, 2010, a Tulsa County district court judge ruled in favor of seven of the claimants, and awarded them approximately $1.0 million in damages.  The Partnership has appealed this ruling.

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with SemCorp’s bankruptcy cases against Thomas L. Kivisto (a former member of the Board), Gregory C. Wallace (a former member of the Board), and Westback Purchasing Company, L.L.C.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx (the Partnership’s general partner’s former President and Chief Executive Officer) and Alex G. Stallings (the Partnership’s general partner’s Chief Financial Officer), among others, based upon certain findings and recommendations in the examiner’s report (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Examiner” in the 2009 Form 10-K).  On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings have moved to dismiss the claims against them, and the motions are pending.

On July 24, 2009, the Partnership filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, the Partnership is seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to the Partnership for three excess insurance policies in the Partnership’s Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of two of the policies was $10,000,000, and the face amount of the third policy was $5,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which the Partnership is seeking the recovery of damages and attorneys fees.  Navigators and Darwin have answered the petition and the parties are engaged in discovery.

The Partnership may become the subject of additional private or government actions regarding these matters in the future.  Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict.  The defense of these lawsuits may result in the incurrence of significant legal expense, both directly and as the result of the Partnership’s indemnification obligations.  The litigation may also divert management’s attention from the Partnership’s operations which may cause its business to suffer.  An unfavorable outcome in any of these matters may have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the Partnership’s common units and ability to conduct its business. All or a portion of the defense costs and any amount the Partnership may be required to pay to satisfy a judgment or settlement of these claims may not be covered by insurance.

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets at June 30, 2010 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$1,395
Net operating loss carryforwards	26
Deferred tax asset	1,421

Less: valuation allowance	(1,421)

Net deferred tax asset	$—

Given the uncertainties relating to the Partnership’s ability to continue as a going concern, coupled with the fact that the Partnership’s subsidiary taxed as a corporation has no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, the Partnership has provided a full valuation allowance against its deferred tax asset.

15.	SUBSEQUENT EVENTS

On July 26, 2010, BKEP Operating, L.L.C. (“BKEP Operating”), a subsidiary of the Partnership, and Euromin Inc. (“Euromin”) entered into a Master Agreement (the “Master Agreement”) relating to the lease of certain vehicles by BKEP Operating from Euromin. The membership interests of Blueknight Energy Partners G.P., L.L.C., the general partner of the Partnership, are owned by Blueknight Energy Holding, Inc. (“Blueknight Holding”). Blueknight Holding and Euromin are affiliated entities as both companies are indirectly owned by Vitol.

    Pursuant to the Master Agreement, BKEP Operating may lease certain vehicles, including light duty trucks, tractors, tank trailers and bobtail tank trucks, from Euromin for periods ranging from 36 months to 84 months depending on the type of vehicle.  BKEP Operating will have the opportunity to purchase each vehicle at the end of the lease at the estimated residual value of such vehicle.  Entering into the Master Agreement was approved by the conflicts committee of the Board in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of its partnership agreement.

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

Overview

We are a publicly traded master limited partnership with operations in twenty-two states. We provide integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and liquid asphalt products. We manage our operations through three operating segments: (i) crude oil terminalling and storage services, (ii) crude oil gathering and transportation services and (iii) asphalt services.  We were formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

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

Due to the events related to SemCorp’s bankruptcy filings, including decreased revenues in our crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, we continue to face uncertainties with respect to our ability to comply with covenants under our credit facility. In addition, the maturity date of our credit agreement is June 30, 2011, and all then outstanding borrowings are due and payable at that time.  These factors raise substantial doubt about our ability to continue as a going concern.   We continue to experience increased expenses as a result of events surrounding SemCorp’s bankruptcy, including increased expenses under our credit facility.  In addition, we could be materially and adversely affected by the securities class action litigation and other actions pending against us.  We can give no assurance as to our ability to raise sufficient capital or revenues to meet our obligations or our ability to continue as a going concern.  Management is currently in discussions with financial institutions, and the conflicts committee of the Board has retained a financial advisor, to examine various alternatives to refinance our existing debt.  These alternatives may include the issuance of additional equity or debt securities and may result in the dilution of our current unitholders.  There can be no assurance that we will be successful in our refinancing efforts.

Our Revenues

We have been pursuing opportunities to provide crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services to third parties.  For the three months ended June 30, 2010, we derived approximately 15% of our revenues from services we provided to Vitol and its subsidiaries, with the remainder of our services being provided to third parties.

As a result of new crude oil third-party storage contracts, we increased our third-party crude oil terminalling and storage revenue from approximately $1.0 million, or approximately 10% of total crude oil terminalling and storage revenue during the second quarter of 2008 (prior to SemCorp’s bankruptcy filings), to approximately $4.7 million, or approximately 47% of total crude oil terminalling and storage revenue for the second quarter of 2010.

In addition, we increased our third-party gathering and transportation revenue from approximately $5.0 million, or approximately 21% of total gathering and transportation revenue during the second quarter of 2008 (prior to SemCorp’s bankruptcy filings), to approximately $13.8 million, or approximately 98% of total crude oil gathering and transportation revenue for the second quarter of 2010.

The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in SemCorp’s crude oil services provided due to the termination of the monthly contract minimum revenues under a throughput agreement with SemCorp in September 2008 and reduced revenues under a new throughput agreement with SemCorp.  Average rates for the new third-party crude oil terminalling and storage and transportation and gathering contracts are comparable with those previously received from SemCorp.  However, the volumes being terminalled, stored, transported and gathered have decreased as compared to periods prior to SemCorp’s bankruptcy filings, which has negatively impacted total revenues.  As an example, second quarter 2010 total revenues are approximately $13.4 million (or approximately 27%) less than second quarter 2008 total revenues (prior to SemCorp’s bankruptcy filings), in each case excluding fuel reimbursement revenues related to fuel and power consumed to operate our liquid asphalt facilities.

The majority of the leases and storage agreements related to our asphalt facilities were effective during May 2009 and extend through December 31, 2011.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.  The revenues we receive pursuant to these leases and storage agreements are less than the revenues received under the Terminalling Agreement with SemCorp.  We expect annual revenues from these leases and storage agreements, excluding fuel reimbursement revenues related to fuel and power consumed to operate our liquid asphalt facilities, to be approximately $45.0 million for the twelve months ended December 31, 2010.

We continue to pursue additional revenues with third parties and have preliminary indications that our transportation and gathering volumes have stabilized.  We are aggressively pursuing new volumes to our systems; however, these additional efforts may not be successful.  In addition, certain third parties may be less likely to enter into business transactions with us due to our debt being classified as current and our need to refinance our debt in the near term.  If we are unable to generate sufficient third party revenues, we will continue to experience lower volumes in our system which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

Our Expenses

Events related to SemCorp’s bankruptcy filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue strategic opportunities have resulted in increased expenses beginning in the third quarter of 2008 due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses (exclusive of non-cash compensation expense related to the vesting of the units under the SemGroup Energy Partners G. P., L.L.C. Long-Term Incentive Plan (the “Plan”)) increased by approximately $1.1 million, or approximately 48%, to approximately $3.4 million for the second quarter of 2010, compared to $2.3 million in the second quarter of 2008 (prior to SemCorp’s bankruptcy filings).  We expect this increased level of general and administrative expenses to continue throughout 2010.  However, we have been successful in reducing general and administrative expenses significantly from the levels experienced in the second half of 2008 and 2009.  Further, we continue to decrease the amount of our operational shared services that are provided by SemCorp.  We are targeting a complete transition of operational services from SemCorp early in 2011.

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

Income taxes

As part of the process of preparing the consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which our subsidiary that is taxed as a corporation operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences and the net operating loss (“NOL”) carryforwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provisions in the consolidated statement of operations.

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

Given the uncertainties relating to our ability to continue as a going concern, coupled with the fact that our subsidiary taxed as a corporation has no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of June 30, 2010.

Vitol Storage Agreements

In connection with our acquisition of certain of our crude oil storage assets from SemCorp in May of 2008, we were assigned from SemCorp a storage agreement with Vitol under which we provide crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended, effective as of June 1, 2010, to extend the term of the agreement until June 1, 2011 (the “2010 Amendment”).  In addition, Vitol has the option to renew the agreement for an additional one year term.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board or the Conflicts Committee in accordance with our procedures for approval of related party transactions.  Vitol became a related party after the Vitol Change of Control in November 2009.  Since the 2010 Amendment occurred subsequent to the Vitol Change of Control, it was reviewed and approved by the Conflicts Committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.  Service revenues earned under the 2008 Vitol Storage Agreement are based on the two million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under such agreement.  We generated revenues of approximately $13.1 million, $3.1 million and $6.0 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement during the year ended December 31, 2009 and the three and six months ended June 30, 2010, respectively.  We believe that the rates we charge Vitol under the 2008 Vitol Storage Agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties.

In March, 2010, we entered into a second crude oil storage services agreement with Vitol under which we began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of 2010 Vitol Storage Agreement is five years commencing on May 1, 2010 subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the Conflicts Committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement. Service revenues earned under the 2010 Vitol Storage Agreement are based on the two million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under such agreement.  During the three and six months ended June 30, 2010, we generated revenues under this agreement of approximately $2.0 million for both periods as the effective date of such agreement was May 1, 2010.  We believe that the rates we charge Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties.

Results of Operations

The table below summarizes the financial results of the Partnership for the three and six months ended June 30, 2009 and 2010.

	Three Months ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$10,101	$4,694	$20,318	$11,503
Related party(1)	437	5,340	1,856	8,366
Total crude oil terminalling and storage	10,538	10,034	22,174	19,869
Crude oil gathering and transportation revenues:
Third party	14,244	13,800	28,137	26,872
Related party(1)	354	283	1,410	328
Total crude oil gathering and transportation	14,598	14,083	29,547	27,200
Asphalt services revenues:
Third party	6,149	14,326	6,149	28,406
Related party(1)	6,229	—	21,813	—
Total asphalt services	12,378	14,326	27,962	28,406
Total revenues	37,514	38,443	79,683	75,475

Operating expenses:
Crude oil terminalling and storage	1,702	1,813	3,529	3,934
Crude oil gathering and transportation	14,867	14,000	29,104	28,628
Asphalt services	8,164	8,344	14,312	17,438
Total operating expenses	24,733	24,157	46,945	50,000

General and administrative expenses	7,126	3,385	15,833	7,153

Gain on settlement transaction	2,585	—	2,585	—

Operating income	8,240	10,901	19,490	18,322
Interest expense	13,029	13,549	25,878	25,972
Income tax expense	47	53	108	102
Net loss	$(4,836)	$(2,701)	$(6,496)	$(7,752)
____________________
(1)
For the three and six months ended June 30, 2009, related party revenue consists of services provided to SemCorp.  For the three and six months ended June 30, 2010, related party revenue consists of services provided to Vitol.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Service revenues. Service revenues, including fuel surcharge revenues related to fuel and power consumed to operate our asphalt facilities of $1.5 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively, were $38.4 million for the three months ended June 30, 2010, compared to $37.5 million for the three months ended June 30, 2009, an increase of $0.9 million, or 2%.  Service revenues include revenues from crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services.

Crude oil terminalling and storage revenues decreased by $0.5 million to $10.0 million for the three months ended June 30, 2010, compared to $10.5 million for the three months ended June 30, 2009.   Crude oil gathering and transportation services revenue decreased by $0.5 million to $14.1 million for the three months ended June 30, 2010, compared to $14.6 million for the three months ended June 30, 2009.  We expect to continue to experience a similar level of utilization of our crude oil assets for the remainder of 2010.

Our asphalt services revenue increased by $1.9 million to $14.3 million for the three months ended June 30, 2010, compared to $12.4 million for the three months ended June 30, 2009.  This increase is primarily attributed to the timing of contracts we entered into with third parties beginning in May 2009.  We have entered into leases and storage agreements with third party customers relating to 44 of our 45 asphalt facilities.  We expect annual revenues from these leases and storage agreements, excluding fuel reimbursement revenues related to fuel and power consumed to operate our liquid asphalt facilities, to be approximately $45.0 million for the twelve months ended December 31, 2010.

Operating expenses.   Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses decreased by $0.5 million, or 2%, to $24.2 million for the three months ended June 30, 2010, compared to $24.7 million for the three months ended June 30, 2009.  Crude oil terminalling and storage operating expenses increased by $0.1 million to $1.8 million for the three months ended June 30, 2010, compared to $1.7 million for the three months ended June 30, 2009.  Our crude oil gathering and transportation operating expenses decreased by $0.9 million to $14.0 million for the three months ended June 30, 2010, compared to $14.9 million for the three months ended June 30, 2009.  Our asphalt operating expenses increased $0.1 million to $8.3 million for the three months ended June 30, 2010, compared to $8.2 million for the three months ended June 30, 2009.

The decrease in operating expenses was primarily driven by decreases in expenses for services provided by SemCorp under the shared services agreement and decreases in ad valorem and use taxes.  These decreases were partially offset by an increase in compensation expenses as a result of directly employing our own personnel as we transitioned away from the services provided by SemCorp under a shared services agreement.

Expenses incurred for services provided by SemCorp under the shared services agreement decreased by $0.9 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  For the three months ended June 30, 2009, we were still relying on SemCorp to provide many services, however, we have made substantial progress in transitioning away from these services and we expect to complete our transition early in 2011.

Ad valorem and use taxes decreased by $0.4 million to $1.1 million for the three months ended June 30, 2010, compared to $1.5 million for the three months ended June 30, 2009.

Compensation expenses increased by $0.8 million to $8.2 million for the three months ended June 30, 2010, compared to $7.4 million for the three months ended June 30, 2009.  This increase is a result of directly employing our own personnel as we transitioned away from the services provided by SemCorp under a shared services agreement.

Gain on settlement transaction.  Operating income for the three months ended June 30, 2009 includes a $2.6 million gain recognized in connection with the settlement with SemCorp in April of 2009 (see 2009 Form 10-K).

General and administrative expenses. General and administrative expenses decreased by $3.7 million, or 52%, to $3.4 million for the three months ended June 30, 2010, compared to $7.1 million for the three months ended June 30, 2009.  This decrease is primarily attributable to a decrease in legal, financial advisory and other professional expenses of $2.2 million to $1.6 million for the three months ended June 30, 2010, compared to $3.8 million for the three months ended June 30, 2009.  In the three months ended June 30, 2009 we paid $0.7 million in management fees to SemCorp which were not incurred in the three months ended June 30, 2010.  In addition, incentive compensation expense decreased by $0.4 million and insurance premiums decreased by $0.6 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

Interest expense.  Interest expense represents interest on capital lease obligations and borrowings under our credit facility as well as amortization of debt issuance costs.  Interest expense increased by $0.5 million to $13.5 million for the three months ended June 30, 2010, compared to $13.0 million for the three months ended June 30, 2009.  Increases in the weighted average interest rate resulted in increased interest expense of $1.9 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  A decrease in the weighted average debt outstanding resulted in a decrease in interest expense of $0.1 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  In addition, capitalized interest for the three months ended June 30, 2010 of $1.3 million decreased total interest expense, compared to no capitalized interest for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Service revenues. Service revenues were $75.5 million for the six months ended June 30, 2010, compared to $79.7 million for the six months ended June 30, 2009, a decrease of $4.2 million, or 5%.   Service revenues include revenues from crude oil terminalling and storage services, crude oil gathering and transportation services and asphalt services.

Crude oil terminalling and storage revenues decreased by $2.3 million to $19.9 million for the six months ended June 30, 2010, compared to $22.2 million for the six months ended June 30, 2009.  In connection with the Bankruptcy Filings, SemCorp rejected the Throughput Agreement, and we concurrently began to replace this business with services provided to third party customers.  Our crude oil terminalling and storage assets are fully contracted, and we expect crude oil terminalling and storage revenues to remain consistent for the remainder of 2010.

Our crude oil gathering and transportation services revenue decreased by $2.3 million to $27.2 million for the six months ended June 30, 2010, compared to $29.5 million for the six months ended June 30, 2009.  The decrease is primarily due to the impact of the Bankruptcy Filings and the resulting decrease in the volume of crude oil we gathered and transported for our customers.  Historically, SemCorp was a first purchaser of crude oil and it utilized our gathering and transportation assets to deliver its crude oil to market.  As we are not in the business of purchasing crude oil, the utilization of our crude oil gathering and transportation assets is now dependent on third party purchasers of crude oil, some of whom own alternative gathering and transportation assets.  Our reliance on third party purchasers of crude oil has resulted in a decrease in the utilization of our crude oil gathering and transportation assets, and we continue to expect a similar level of utilization of these assets for the remainder of 2010.

Our asphalt services revenue increased by $0.4 million to $28.4 million for the six months ended June 30, 2010, compared to $28.0 million for the six months ended June 30, 2009.  This revenue is inclusive of fuel surcharge revenues related to fuel and power consumed to operate our asphalt facilities of $2.6 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively.  We currently have entered into leases and storage agreements with third party customers relating to 44 of our 45 asphalt facilities.  We expect annual revenues from these leases and storage agreements, excluding fuel reimbursement revenues related to fuel and power consumed to operate our liquid asphalt facilities, to be approximately $45.0 million for the twelve months ended December 31, 2010.

Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses increased by $3.1 million, or 7%, to $50.0 million for the six months ended June 30, 2010, compared to $46.9 million for the six months ended June 30, 2009.  Crude oil terminalling and storage operating expenses increased by $0.4 million to $3.9 million for the six months ended June 30, 2010, compared to $3.5 million for the six months ended June 30, 2009. Our crude oil gathering and transportation operating expenses decreased by $0.5 million to $28.6 million for the six months ended June 30, 2010, compared to $29.1 million for the six months ended June 30, 2009.  Our asphalt operating expenses increased by $3.1 million to $17.4 million for the six months ended June 30, 2010, compared to $14.3 million for the six months ended June 30, 2009.

Compensation expense increased by $2.2 million to $16.8 million for the six months ended June 30, 2010, as compared to $14.6 million for the six months ended June 30, 2009.  This increase is a result of directly employing our own personnel as we transitioned away from the services provided by SemCorp under a shared services agreement.

Operating expenses for the six months ended June 30, 2010 include a $0.8 million impairment charge related to an asphalt facility located in Morehead City, North Carolina that we sold in April of 2010.

Our repair and maintenance expenses increased by $0.5 million to $3.8 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009 due to a focus on repairing rather than replacing assets.

These increases in expenses were slightly offset by a $0.9 million decrease in management fees and shared services fees paid to SemCorp for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.  We expect to complete our transition away from the services provided by SemCorp early in 2011.

Gain on settlement transaction.  Operating income for the six months ended June 30, 2009 includes a $2.6 million gain recognized in connection with the settlement with SemCorp in April of 2009 (see 2009 Form 10-K).

General and administrative expenses.  General and administrative expenses decreased by $8.6 million, or 54%, to $7.2 million for the six months ended June 30, 2010, compared to $15.8 million for the six months ended June 30, 2009. This decrease is due to decreased costs related to legal and financial advisors as well as other related costs incurred in connection with events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue other strategic opportunities.

Interest expense.  Interest expense represents interest on capital lease obligations and borrowings under our credit facility as well as amortization of debt issuance costs.  Total interest expense of $26.0 million for the six months ended June 30, 2010 was consistent with total interest expense of $25.9 million for the six months ended June 30, 2009.  Increases in the weighted average interest rate resulted in increased interest expense of $2.3 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  A decrease in the weighted average debt outstanding resulted in a decrease in interest expense of $0.9 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  In addition, capitalized interest for the six months ended June 30, 2010 of $1.3 million decreased total interest expense, compared to no capitalized interest for the six months ended June 30, 2009.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the six months ended June 30, 2009 and 2010:

	Six Months Ended June 30,
	2009	2010
	(in millions)
Net cash provided by operating activities	$17.4	$8.6
Net cash used in investing activities	(2.3)	(4.6)
Net cash used in financing activities	(41.1)	(9.4)

Operating Activities.  Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2010, as compared to the $17.4 million for the six months ended June 30, 2009.  The decrease in net cash provided by operating activities is primarily due to changes in working capital balances.

Investing Activities.  Net cash used in investing activities was $4.6 million for the six months ended June 30, 2010, compared to $2.3 million for the six months ended June 30, 2009.   Net cash used in investing activities during the six months ended June 30, 2009 is primarily comprised of maintenance capital expenditures.  Net cash used in investing activities for the six months ended June 30, 2010 is primarily comprised of maintenance capital expenditures of approximately $4.3 million and expansion capital expenditures of approximately $1.8 million related to our Eagle North Pipeline System, partially offset by approximately $1.5 million of proceeds from the sale of an asphalt facility located in Morehead City, North Carolina.

Financing Activities.  Net cash used in financing activities was $9.4 million for the six months ended June 30, 2010, as compared to $41.1 million for the six months ended June 30, 2009.  Net cash used in financing activities for the six months ended June 30, 2010 is primarily comprised of net payments under our credit facility and debt issuance costs related to our amended credit facility.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At June 30, 2010, we had approximately $9.8 million of availability under our revolving credit facility.  At June 30, 2010 we have a working capital deficit of $431.2 million.  As of August 4, 2010, we had an aggregate unused credit availability under our revolving credit facility of approximately $9.8 million and cash on hand of approximately $0.6 million.  Usage of our revolving credit facility is subject to ongoing compliance with covenants.  If we are unable to sustain our sources of revenue generation and reestablish our relationships within the credit markets, this cash position and availability under our credit facility may not be sufficient to operate our business over the long-term. Due to the events related to the SemCorp’s bankruptcy filings, including decreased revenues in our crude oil gathering and transportation and asphalt services segments, increased general and administrative expenses related to legal and financial advisors as well as other related costs, and uncertainties related to securities and other litigation, we continue to face uncertainties with respect to our ability to comply with covenants under our credit facility. In addition, the maturity date of our credit agreement is June 30, 2011, and all then outstanding borrowings are due and payable at that time.  These factors raise substantial doubt about our ability to continue as a going concern.  We are currently in discussions wiht financial institutions, and the conflicts committee of the Board has retained a financial advisor, to examine various alternatives to  refinance our existing debt.  These alternatives may include the issuance of additional equity or debt securities and may result in the dilution of our current unitholders.  There can be no assurance that we will be successful in our refinancing efforts.

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

Expansion capital expenditures for organic growth projects totaled $2.0 million in the six months ended June 30, 2010 (inclusive of $1.3 million of capitalized interest), compared to $0.4 million in the six months ended June 30, 2009.  We expect expansion capital expenditures for organic growth projects to be approximately $5.0 million to $7.0 million in 2010.  Maintenance capital expenditures totaled $4.7 million in the six months ended June 30, 2010, compared to $1.8 million in the six months ended June 30, 2009.  We expect maintenance capital expenditures to be approximately $6.0 million to $7.0 million in 2010.

No assurance can be given that we will not be required to restrict our operations because the limitations on our ability to incur capital expenditures due to restrictions under our credit agreement described below.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  Our partnership agreement provides that we distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our General Partner to provide for the proper conduct of our business (including for future capital expenditures) and to comply with the provisions of our credit facility. Pursuant to the credit agreement, we are prohibited from making distributions to our unitholders if our leverage ratio (as defined in the credit agreement) exceeds 3.50 to 1.00.  As of June, 2010, our leverage ratio was 6.64 to 1.00.  If our leverage ratio does not improve, we may not make quarterly distributions to our unitholders in the future.

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

Description of Credit Facility.  The maturity date of our credit agreement is June 30, 2011, and all then outstanding borrowings are due and payable at that time.  As of August 4, 2010, we had $420.9 million in outstanding borrowings under our credit facility consisting of $28.8 million under our revolving credit facility, $391.1 million under our term loan facility, and outstanding letters of credit issued under the credit agreement of $1.0 million, with an aggregate unused credit availability under our revolving credit facility of approximately $9.8 million. The credit facility is guaranteed by certain of our subsidiaries.

During the six months ended June 30, 2009 and 2010, the weighted average interest rate incurred by us under our credit facility was 12.0% and 13.0%, respectively.  After giving effect to all amendments of our credit agreement, amounts outstanding under our credit facility currently bear interest at either the LIBOR rate plus 6.50% per annum, with a LIBOR floor of 3.00%, or the base rate plus 5.50% per annum, with a base rate floor of 4.00% per annum.  We pay a fee of 1.5% per annum on unused commitments under our revolving credit facility.  Interest on amounts outstanding under our credit facility must be paid monthly.   Our credit facility requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.50%, 0.50%, 1.00% and 1.00%, respectively.  In October, 2009 and April, 2010, we made such payments in the amount of $2.3 million and $2.2 million, respectively.  In addition, we accrue 2% interest per annum of Deferred Interest (as defined below) on amounts outstanding.  We are recognizing these additional interest payments and the Deferred Interest over the term of the debt agreement utilizing the effective interest method.

On March 29, 2010, the Partnership entered into a Waiver and Amendment to Credit Agreement (the “March 2010 Amendment”) with its lenders who are a party thereto.  The March 2010 Amendment, among other things, (i) subject to certain limitations, waives the requirement for the report of the Partnership’s independent registered public accounting firm accompanying the Partnership’s financial statements for the year ended December 31, 2009 to not contain an explanatory paragraph expressing significant doubt about the Partnership’s ability to continue as a going concern, (ii) subject to certain limitations, waives the requirement for the report of the Partnership’s independent registered public accounting firm accompanying the Partnership’s financial statements for the 2010 fiscal year to not contain an explanatory paragraph expressing significant doubt about the Partnership’s ability to continue as a going concern, and (iii) increases the applicable interest rate under the credit agreement by 2.0% per annum (the “Deferred Interest”); provided, that the Deferred Interest is not payable until the earlier of (a) the June 30, 2011 maturity date of the credit agreement or (b) the repayment in full of all amounts outstanding under the credit agreement and the termination of the lenders’ commitments under the credit agreement.  If the Partnership refinances all of the debt under its credit agreement on or before January 6, 2011, all Deferred Interest will be automatically forgiven by the lenders.

Our credit facility requires us to make (i) minimum quarterly amortization payments on June 30, 2010 in the amount of $2.0 million, September 30, 2010 in the amount of $2.5 million, December 31, 2010 in the amount of $2.5 million and March 31, 2011 in the amount of $2.5 million, (ii) mandatory prepayments of amounts outstanding under the revolving credit facility (with no commitment reduction) whenever cash on hand exceeds $15.0 million, (iii) mandatory prepayments with 100% of asset sale proceeds, (iv) mandatory prepayment with 50% of the proceeds raised through equity sales and (v) annual prepayments with 75% of excess cash flow (as defined in the credit agreement).  Our credit facility prohibits us from making draws under the revolving credit facility if we would have more than $15.0 million of cash on hand after making the draw and applying the proceeds thereof.  On May 4, 2010, we made a $1.5 million mandatory prepayment in connection with the sale of an asphalt facility located in Morehead City, North Carolina.  On June 30, 2010, we made the required quarterly amortization payment of $2.0 million.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of June 30, 2010, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
		(in millions)
Debt obligations(1)	$476.6	$476.6	$—	$—	$—
Operating lease obligations	10.4	3.7	4.6	1.2	0.9
Employee contract obligations(2)	2.8	0.9	1.8	0.1	—
Shared services agreement obligations(3)	2.3	1.1	1.1	0.1	—
Premium Financing Agreements(4)	0.4	0.4	—	—	—
____________________
(1)
Represents required future principal repayments of borrowings of $419.9 million, variable rate interest payments of $48.2 million, and required fixed-rate additional interest payments of $8.5 million under the credit agreement.  For purposes of calculating interest payments on our variable rate debt, the interest rate on our borrowings of 11.5% as of June 30, 2010 was used.  All amounts outstanding under the credit facility mature in June 2011.  As such, all outstanding borrowings under the credit agreement are classified as current.

(2)	Represents required future payments to certain employees for long-term incentive awards forfeited upon leaving their former employer.
(3)
Represents required future payments under the shared services agreement into which we and SemCorp entered in connection with the April, 2009 settlement.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events” in the 2009 Form 10-K.  We are in the process of transitioning these services to us.

(4)	Represents required future insurance premium payments under financing agreements.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 12 of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to variable interest rates under our credit facility.

Amounts outstanding under our credit facility bear interest at either the LIBOR rate plus 6.5% per annum, with a LIBOR floor of 3.0%, or the Base rate plus 5.5% per annum, with a Base rate floor of 4.0% per annum.  We pay a fee of 1.5% on unused commitments under our revolving credit facility.  Interest on amounts outstanding under our credit facility must be paid monthly.  In addition, we accrue 2.0% of Deferred Interest on amounts outstanding.  Our credit facility requires us to pay additional interest on October 6, 2009, April 6, 2010, October 6, 2010 and April 6, 2011, equal to the product of (i) the sum of the total amount of term loans then outstanding plus the aggregate commitments under the revolving credit facility and (ii) 0.5%, 0.5%, 1.0% and 1.0%, respectively.  In October, 2009, and April, 2010, we paid additional interest of $2.3 million and $2.2 million, respectively.

During the six months ended June 30, 2009 and 2010, the weighted average interest rate incurred by us was 12.0% and 13.0% resulting in interest expense of approximately $25.9 million and $27.3 million (inclusive of $1.3 million in capitalized interest), respectively.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on borrowings as of June 30, 2010 and the 3.00% LIBOR floor under our credit facility, an increase or decrease of 100 basis points in the interest rate will not impact annual interest expense. An increase of 350 basis points in the current LIBOR rate will result in increased annual interest expense of approximately $3.5 million based on borrowings and interest rates as of June 30, 2010.

Item 4.                      Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of June 30, 2010, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 22, 2009, all of the defendants filed motions to dismiss the amended complaint.  The lead plaintiff filed a response in opposition to the defendants' motion to dismiss on September 1, 2009.  On October 8, 2009, the defendants filed a reply in support of their motion to dismiss.  The lead plaintiff filed a supplemental opposition to the defendants' motion to dismiss on October 29, 2009.  On April 30, 2010, the court dismissed all claims against Brent Cooper (SemCorp’s former treasurer) and dismissed the Section 10(b) and Rule 10b-5 claim against W. Anderson Bishop (a former member of the Board) and Brian F. Billings (a former member of the Board).  The court denied the remainder of the motions to dismiss, including the motion to dismiss that we filed.  Under the operative scheduling order, the remaining defendants filed their answers on June 21, 2010.  We expect the case to proceed under a new scheduling order to be issued by the court.

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

On July 8, 2009, the nine executives filed suit against our General Partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against our General Partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees. We have distributed phantom units to certain of the claimants.   On April 14, 2010, a Tulsa County district court judge ruled in favor of seven of the claimants, and awarded them approximately $1.0 million in damages.  We have appealed this ruling.

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with SemCorp’s bankruptcy cases against Thomas L. Kivisto (a former member of the Board), Gregory C. Wallace (a former member of the Board), and Westback Purchasing Company, L.L.C.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx (our General Partner’s former President and Chief Executive Officer) and Alex G. Stallings (our General Partner’s Chief Financial Officer), among others, based upon certain findings and recommendations in the examiner’s report (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Examiner” in the 2009 Form 10-K).  On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings have moved to dismiss the claims against them, and the motions are pending.

On July 24, 2009, we filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, we are seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to us for three excess insurance policies in our Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of two of the policies was $10,000,000, and the face amount of the third policy was $5,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which we are seeking the recovery of damages and attorneys fees.  Navigators and Darwin have answered the petition and the parties are engaged in discovery.

We may become the subject of additional private or government actions regarding these matters in the future.  Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict.  The defense of these claims and lawsuits may result in the incurrence of significant legal expense, both directly and as the result of our indemnification obligations.  The litigation may also divert management’s attention from our operations which may cause our business to suffer.  An unfavorable outcome in any of these matters may have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and ability to conduct our business. All or a portion of the defense costs and any amount we may be required to pay to satisfy a judgment or settlement of these claims may not be covered by insurance.

Item 1A.                   Risk Factors

The risk factor set forth below updates the risk factors in “Part I, Item 1A. Risk Factors” in our 2009 Form 10-K. In addition to the risk factor below, you should carefully consider the other risk factors discussed in our 2009 Form 10-K, which could materially affect our business, financial position and results of operations.

We may be subject to significant costs related to environmental investigations and/or remediation activities at our asphalt facilities.

We acquired our asphalt assets from SemCorp in 2008 and 2009.  The majority of these assets were previously acquired by SemCorp from a large privately-owned company (“Seller”) in 2005.  Seller retained certain liabilities, including certain environmental liabilities, when it sold the assets to SemCorp.  Since 2005, Seller has been conducting environmental investigation and/or remediation activities at certain of our asphalt facilities in connection with these retained environmental liabilities.  Seller recently alleged that it does not have continued responsibility for these retained environmental liabilities at one of our asphalt facilities because of SemCorp’s bankruptcy.  Because Seller has conducted all environmental investigation and/or remediation activities at this site, we do not know the extent of any environmental issues and we are unable to estimate the costs or timing of any investigation and/or remediation activities, which may be material.  In addition, Seller may make similar allegations regarding retained environmental liabilities at other of our asphalt facilities.  Although we intend to defend any such allegations, if we are found to be liable for such environmental liabilities, it could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

Item 6.                      Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date: August 9, 2010	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date: August 9, 2010	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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
10.1#
Amendment to Crude Oil Storage Services Agreement, effective June 1, 2010, by and between SemGroup Energy Partners, L.L.C and Vitol Inc. (filed as Exhibit 10.53 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.2#
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
#
Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.  The omitted portions have been filed separately with the Securities and Exchange Commission.