Form 10-K
period 2010-12-31
Blueknight Energy Partners, L.P.
filed 2011-03-16
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One [ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2010
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes ☐                        No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $117.1 million, based on $8.40 per common unit, the closing price of the common units as reported on the Pink Sheets over-the-counter securities market on such date.

At March 11, 2011, there were 21,890,224 common units, 12,570,504 subordinated units and 21,538,462 Series A preferred units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

i

DEFINITIONS

We use the following terms in this report:

Bankruptcy Filings: On July 22, 2008, and thereafter, SemCorp and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, Case No. 08-11547-BLS.  This is referred to as the Bankruptcy Filings.  We were not a party to the Bankruptcy Filings, and SemCorp no longer has an ownership interest in us or our General Partner.

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

ii

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

Settlement: In April 2009, we entered into a master agreement and related documents with SemCorp in which we settled certain matters with SemCorp related to its Bankruptcy Filings.  We refer to this agreement and the related transactions as the Settlement.

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

iii

PART I

As used in this annual report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P. (f/k/a/ SemGroup Energy Partners, L.P.), together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C. (f/k/a SemGroup Energy Partners G.P., L.L.C.), (3) “SemCorp” refers to SemGroup Corporation and its predecessors (including SemGroup, L.P.), subsidiaries and affiliates (other than our General Partner and us during periods in which we were affiliated with SemGroup, L.P.), (4) “Vitol” refers to Vitol Holding B.V., its affiliates and subsidiaries (other than our General Partner and us) and (5) “Charlesbank” refers to Charlesbank Capital Partners, LLC, its affiliates and subsidiaries (other than our General Partner and us).

Forward Looking Statements

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

Item 1.  Business

Overview

We are a publicly traded master limited partnership with operations in twenty-two states. We provide integrated terminalling, storage, processing, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and asphalt product. We do not take title of the crude oil and asphalt for which we provide services for our customers, and our only inventory consists of pipeline linefill and tank bottoms necessary to operate our assets. We manage our operations through four operating segments: (1) crude oil terminalling and storage services, (2) crude oil pipeline services, (3) crude oil trucking and producer field services, and (4) asphalt services.  During the fourth quarter of 2010, we changed the structure of our internal organization in a manner that caused the composition of our operating and reportable segments to change.  Previously, the crude oil pipeline services segment and the crude oil trucking and producer field services segment were presented on a combined basis.

Our Operational History and Structure

We were formed as a Delaware limited partnership in 2007 to own, operate and develop a diversified portfolio of complementary midstream energy assets.  Our operating assets are owned by, and our operations are conducted through, our subsidiaries.  Our General Partner has sole responsibility for conducting our business and for managing our operations.  Our General Partner is jointly owned by Blueknight Energy Holding, Inc. (which is an affiliate of Vitol) and CB-Blueknight, LLC (which is an affiliate of Charlesbank).  As such, Vitol and Charlesbank control our operations.  Our General Partner has previously been controlled by other entities.  See “Management’s Discussion and Analysis of Financial Condition—Our History” for a discussion of these other controlling entities.

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

The following diagram depicts our organizational structure, including our relationship with our affiliates and subsidiaries, as of December 31, 2010:

Our Strengths and Strategies

Strategically placed assets.  Our primary crude oil terminalling and storage facilities are located within the Cushing Interchange, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all NYMEX crude oil futures contracts. We believe that the Cushing Interchange will continue to serve as one of the largest crude oil marketing hubs in the United States.  In addition, we have approximately 1,285 miles of strategically positioned gathering and transportation pipelines in Oklahoma and Texas as well as 45 asphalt terminals located in 22 states that we believe are well positioned to provide services in the market areas they serve throughout the continental United States.

Growth opportunities.  Vitol and Charlesbank have indicated that they intend to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets.  Vitol and Charlesbank have formed a new company (“Development Company”) that they have informed us is intended to be focused on developing projects that we may later have the opportunity to acquire.  Vitol and Charlesbank own Development Company and we have no interest in this new entity.  Vitol and Charlesbank have informed us that they have committed to contribute up to $200 million in the aggregate to the development of projects within Development Company.  We cannot say with any certainty if Development Company will develop any projects or, if it does, which, if any, of these future acquisition opportunities may be made available to us by Development Company or if we will choose to pursue any such opportunity.

Experienced management team.  Our General Partner has an experienced and knowledgeable management team with extensive experience in the energy industry. We expect to directly benefit from this management team’s strengths, including significant relationships throughout the energy industry with producers, marketers and refiners of crude oil and customers of our asphalt services.

Our relationship with Vitol and Charlesbank.  Vitol and Charlesbank jointly own our General Partner and therefore control our operations.  Vitol owns a diversified portfolio of midstream energy assets in the United States and internationally.  Charlesbank is a middle-market private equity investment firm based in Boston and New York.  These relationships may provide us with additional capital sources for future growth as well as increased opportunities to provide terminalling, storage, processing, gathering and transportation services.  While these relationships may benefit us, they may also be a source of potential conflicts.  For example, Vitol and Charlesbank are not restricted from competing with us and they may acquire, construct or dispose of midstream or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

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
Blueknight Energy Partners, L.P.
BP p.l.c.
Enterprise Products Partners L.P.
Sunoco Logistics Partners, L.P.
Plains All American Pipeline, L.P.
Seaway Crude Pipeline Company
Enbridge Energy Partners, L.P.
SemGroup Corporation
Basin Pipeline System
TransCanada Corp.
EOG Resources, Inc.
White Cliffs Pipeline, LLC

Blueknight Energy Partners, L.P.
Enterprise Products Partners L.P.
Enbridge Energy Partners, L.P.
Plains All American Pipeline, L.P.
ConocoPhillips
 SemGroup Corporation
Magellan Midstream Partners, L.P.
Deeprock Energy Resources LLC / Kinder  Morgan Energy Partners, L.P.

Blueknight Energy Partners, L.P.
BP p.l.c.
ConocoPhillips
Sunoco Logistics Partners, L.P.
Enbridge Energy Partners, L.P.
Osage Pipeline Company, LLC
Ozark Pipeline
Plains All American Pipeline, L.P.
Magellan Midstream Partners, L.P.
Centurion Pipeline L.P.

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

Crude Oil Terminalling and Storage Services

With approximately 8.1 million barrels of above-ground crude oil terminalling facilities and storage tanks, we are able to provide our customers the ability to effectively manage their crude oil inventories and significant flexibility in their marketing and operating activities. Our crude oil terminalling and storage assets are located throughout our core operating areas with the majority of our crude oil terminalling and storage strategically located at the Cushing Interchange.

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

The table below sets forth the total average barrels stored at and delivered out of our Cushing terminal in each of the periods presented and the total storage capacity at our Cushing terminal and at our other terminals at the end of such periods:

	Year Ended December 31,
	2009	2010
Average crude oil barrels stored per month at our Cushing terminal	5,754,807	5,113,699
Average crude oil delivered (Bpd) to our Cushing terminal	76,777	59,989
Total storage capacity at our Cushing terminal (barrels at end of period)	6,710,000	6,713,200
Total other storage capacity (barrels at end of period)	1,492,000	1,396,584

The following table outlines the location of our crude oil terminals and their storage capacities and number of tanks as of December 31, 2010:

Location	Storage Capacity (barrels)	Number of Tanks
Cushing, Oklahoma	6,713,200	36
Longview, Texas	430,000	7
Other(1)	966,584	290
Total	8,109,784	333
_______________
(1)	Consists of miscellaneous storage tanks located at various points along our pipeline and gathering system.

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

SemCorp purchased the Cushing terminal in 2000, at which time the facility had approximately 790,000 barrels of storage capacity. The storage capacity of our Cushing terminal was substantially expanded in a series of phases beginning in 2002.  Prior to SemCorp’s Bankruptcy Filings, SemCorp used the Cushing terminal and our other storage assets to conduct its crude oil business and was the primary driver of the increased volumes terminalled and stored each year since SemCorp purchased the assets until its Bankruptcy Filings.  Subsequent to SemCorp’s Bankruptcy Filings, we entered into storage agreements with Vitol and various third parties.

Our Cushing terminal was constructed over the last 50 years and has an expected remaining life of at least 20 years. Over 90% of our total storage capacity in our Cushing terminal has been built since 2002. We estimate that our storage tanks have a weighted average age of nine years.

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

Our Cushing terminal can receive crude oil from our Mid-Continent system as well as other terminals owned by Magellan Midstream Partners, Enterprise Products Partners, Sunoco Logistics Partners, Plains All American, Seaway, Enbridge Energy Partners, SemCorp, Deeprock Energy Resources, EOG Resources, Inc. and two truck racks. Our Cushing terminal’s pipeline connections to major markets in the Mid-Continent region provide our customers with marketing flexibility. Our Cushing terminal can deliver crude oil via pipeline and, in the aggregate, is capable of receiving and/or delivering 348,000 Bpd of crude oil.

Longview Terminal.    We own and operate the Longview terminal, located in Longview, Texas, consisting of seven tanks with a total storage capacity of 430,000 barrels. We use our Longview terminal in connection with our Longview system. The Longview terminal can receive and ship crude oil in both directions at the same time. A number of other potential customers have access to the Longview terminal. We acquired the Longview terminal in connection with our initial public offering.  The Longview terminal was constructed beginning in the 1940s and we believe it has a remaining life of at least 20 years.

Significant Customers.  For the twelve months ended December 31, 2010, Vitol accounted for $21.2 million, or 54%, of our total crude oil terminalling and storage revenue.  In addition, Mercuria Energy Trading, Inc., Barclays Capital Energy, Inc. and Nexen Marketing USA, Inc. each accounted for at least 10% but not more than 20% of crude oil terminalling and storage revenue in 2010.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil terminalling and storage revenue during 2010.

Crude Oil Pipeline Services

We own and operate a crude oil gathering and transportation system in the Mid-Continent region of the United States with a combined length of approximately 820 miles and a 330 mile tariff regulated crude oil gathering and transportation pipeline in the Longview, Texas area.  In addition, we own and operate the Eagle North Pipeline System in the Mid-Continent region of the United States with a length of approximately 135 miles.  The Eagle North Pipeline System was placed in service in December of 2010.

System	Asset Type	Length (miles)	Average Throughput for Year Ended December 31, 2009 (Bpd)	Average Throughput for Year Ended December 31, 2010 (Bpd)	Pipe Diameter Range
Mid-Continent	Gathering and transportation pipelines	824	11,290	9,767	4” to 20”
Longview	Gathering and transportation pipelines	330	22,169	20,947	6” to 8”
Eagle North	Gathering and transportation pipelines	135	n/a	14,874(1)	8”
_______________
(1)	Represents average throughput from the time the Eagle North system was placed in service in December 2010 through December 31, 2010.

Mid-Continent System.    Our Mid-Continent gathering and transportation system consists of approximately 820 miles of gathering pipelines that, in aggregate, gather wellhead crude oil from approximately 350 pipeline connected wells for transport to our primary transportation systems that provide access to our Cushing terminal and other storage facilities. The Oklahoma portion of our Mid-Continent system consists of approximately 790 miles of various sized pipeline. Crude oil gathered into the Oklahoma portion of our Mid-Continent system is transported to our Cushing terminal or delivered to local area refiners. The Mid-Continent system also includes a small, 34-mile gathering and transportation system in the Texas Panhandle near Dumas, Texas. Crude oil collected through the Texas Panhandle portion of our Mid-Continent system is transported by pipeline and delivered to a ConocoPhillips refinery near Borger, Texas. For the years ended December 31, 2009 and 2010, this system gathered an average of approximately 11,290 Bpd and 9,767 Bpd of crude oil, respectively.  We experienced decreased volumes gathered by our Mid-Continent gathering and transportation system subsequent to SemCorp’s Bankruptcy Filings as SemCorp was historically the sole shipper on the system.  The Mid-Continent system was constructed in various stages beginning in the 1940s and we believe it has a remaining life of at least 20 years.

Longview System.    Our Longview system consists of approximately 330 miles of tariff regulated crude oil gathering pipeline. The East Texas portion of this system delivers to crude oil terminalling, refinery and storage facilities at various delivery points in the East Texas region. Our Longview system also includes a small pipeline gathering system (Thompson-to-Webster) located near Houston, Texas. The Thompson-to-Webster gathering system consists of 42 miles of 6” and 8” pipeline. Deliveries made from this gathering system are transported to refineries in the Baytown/Texas City area. For the years ended December 31, 2009 and 2010, our Longview system gathered an average of approximately 22,169 Bpd and 20,947 Bpd, respectively.  Shippers on the Longview system include Chevron Products Company, Eastex Crude, ExxonMobil Corporation, Jetta Production Company, Plains All American L.P., Shell Trading, Sunoco Logistics Partners L.P., and Tidal Energy Marketing (US) LLC. The Longview system was constructed in various stages beginning in the 1940s and we believe it has a remaining life of at least 20 years.

Eagle North Pipeline System.  In May of 2008, we purchased our Eagle North Pipeline System, which includes a 135-mile, 8-inch pipeline that originates in Cushing, Oklahoma and terminates in Ardmore, Oklahoma, from SemCorp for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs.  In August of 2010, our partnership and Vitol entered into a Throughput Capacity Agreement (the “Throughput Capacity Agreement”).  We have entered into a throughput agreement with a third party relating to this pipeline.  In addition, pursuant to the Throughput Capacity Agreement, Vitol purchased 100% of the throughput capacity of the Eagle North Pipeline System with its rights being subordinate to the rights of the third party under its throughput agreement with us.  For more information relating to the Throughput Capacity Agreement, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Vitol—Vitol Throughput Capacity Agreement.”

In 2010, we spent an additional $6.7 million, including capitalized interest of $3.8 million, to ready this pipeline for service and to extend it from Drumright, Oklahoma to Cushing, Oklahoma.  This asset was placed into service in December of 2010.

Significant Customers.  ExxonMobil Corporation, Gavillon, LLC, ConocoPhillips Co. and Vitol each accounted for at least 10% but not more than 20% of crude oil pipeline services revenue in 2010.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil pipeline services revenue during 2010.

Crude Oil Trucking and Producer Field Services

We provide two types of trucking services: crude oil trucking and producer field services.

Crude Oil Trucking Services.    To complement our pipeline gathering and transportation business, we use our approximately 170 owned or leased tanker trucks, which have an average tank size of approximately 200 barrels. Our tanker trucks moved an average of 44,335 Bpd and 46,763 Bpd, respectively, for the years ended December 31, 2009 and 2010 from wellhead locations not served by pipeline gathering systems to aggregation points and storage facilities.  We expect increased utilization of our tanker trucks in 2011.  Several of our trucking services operating areas, such as West Texas, are not currently served by our gathering and transportation pipeline systems. In these areas, our trucking operations extend our ability to gather and aggregate crude oil on our systems. This ability allows the crude oil marketing customers we serve to increase the level of service they are able to provide to their customers and facilitates the transportation of incremental volumes on our system. The following table outlines the distribution of our trucking assets among our operating areas as of December 31, 2010:

Location	Number of Trucks
Oklahoma	43
Kansas	25
Dumas, Texas	40
West Texas/New Mexico	46
Colorado	16
Total	170

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

Producer Field Services.    We provide a number of producer field services for companies such as Eagle Rock Energy, DCP Midstream and ConocoPhillips. These services include gathering condensates by way of bobtail trucks for natural gas companies to hauling produced water to disposal wells, providing hot and cold fresh water, chemical and down hole well treating, wet oil clean up and building and maintaining separation facilities. We provide these services at contractual hourly rates. Our producer service fleet consists of approximately 129 trucks in a number of different sizes.  In December of 2010, we acquired a field service company in Dumas, Texas for approximately $5.7 million.  This business is complementary to our existing producer field service operations, and we believe this acquisition will result in increased profitability for our producer field services operations.

Significant Customers.  Enterprise Crude Pipeline, LLC, MV Purchasing, LLC and ConocoPhillips Co. each accounted for at least 10% but not more than 20% of crude oil trucking and producer field services revenue in 2010.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil trucking and producer field services revenue during 2010.

Asphalt Services

With approximately 7.4 million barrels of total asphalt product and residual fuel oil storage capacity, we are able to provide our customers the ability to effectively manage their asphalt product storage and processing and marketing activities. Our 45 terminals are located in 22 states and as such are well positioned to provide asphalt services in the market areas they serve throughout the continental United States.

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

In addition, we currently have leases and storage agreements with third party customers relating to 44 of our 45 asphalt facilities.  The lease and storage agreements with third parties have terms that terminate between October 31, 2011 and December 31, 2016.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements. The revenues we earn pursuant to these leases and storage agreements are less than the revenues received under the terminalling agreement we previously had with SemCorp.

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

During 2008 and the first quarter of 2009, SemCorp was our primary customer pursuant to the terminalling agreement related to our asphalt assets under which SemCorp paid us a fee based on the number of barrels of liquid asphalt cement we terminalled or stored based upon certain minimum levels.

The following table provides an overview of our asphalt facilities as of December 31, 2010:

Location	Number of Facilities	Total Tankage (in thousands of Bbls)(1)
Arkansas	1	21
California	1	66
Colorado	4	401
Georgia	1	38
Idaho	1	285
Illinois	2	246
Indiana	1	156
Kansas	4	492
Michigan	1	181
Missouri	3	689
Montana	1	123
Nebraska	1	295
New Jersey	1	460
Nevada	1	280
Ohio	1	38
Oklahoma	6	886
Pennsylvania	2	72
Tennessee	3	472
Texas	4	867
Utah	2	300
Virginia	1	549
Washington	3	470
Total	45	7,387
_______________
(1)	Total tankage refers to the approximate total capacity of all tanks.

Our asphalt assets range in age from four years to over fifty years and we expect that our storage tanks and related assets will have an average remaining life of in excess of 20 years. Our asphalt assets have been well maintained.

Significant Customers.  NuStar Marketing LLC, Ergon Asphalt & Emulsions, Inc. and Suncor Energy USA each accounted for at least 10% but not more than 30% of asphalt services revenue in 2010.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our asphalt services revenue during 2010.

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

With respect to our crude oil gathering and transportation services, these competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., ConocoPhillips, Sunoco Logistics Partners L.P. and , among others. With respect to our crude oil storage and terminalling services, these competitors include Magellan Midstream Partners, L.P., Enbridge Energy Partners, L.P. and Plains All American Pipeline, L.P.  Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners L.P. and Sunoco Logistics Partners L.P.  Our ability to compete could be harmed by factors we cannot control, including:

•	price competition from gathering, transportation, terminalling and storage companies, some of which are substantially larger than us, have greater financial resources, and control substantially greater storage capacity than we do;

•	the perception that another company can provide better service;

•	our prior association with SemCorp and any negative goodwill created by the Bankruptcy Filings;

•	the availability of crude oil alternative supply points, or crude oil supply points located closer to the operations of our customers; and

•
a decision by our competitors to acquire or construct crude oil midstream assets and provide gathering, transportation, terminalling or storage services in geographic areas, or to customers, served by our assets and services.

The asphalt industry is highly fragmented and regional in nature. Participants range in size from major oil companies to small family-owned proprietorships.  Participants in the asphalt business include refiners such as BP p.l.c., Flint Hills Resources, L.P., CHS, Inc., Exxon Mobil Corporation, ConocoPhillips Company, NuStar Energy L.P., Ergon, Inc., Marathon Petroleum Company LLC, Alon USA LP, Suncor Energy Inc. and Valero Energy Corporation; resellers such as NuStar Energy L.P., Idaho Asphalt Supply, Inc. and Asphalt Materials, Inc.; and large road construction firms such as OldCastle Materials, Inc., and Colas SA. We compete for asphalt services with the noted national, regional and local industry participants as well as liquid asphalt cement terminalling and storage companies including the major integrated oil companies and a variety of others including KinderMorgan Energy Partners, International-Matex Tank Terminals and Houston Fuel Oil Terminal Company.

If we are unable to compete with services offered by other midstream enterprises, our ability to make distributions to our unitholders may be adversely affected. Additionally, we also compete with national, regional and local companies for asset acquisitions and expansion opportunities. Some of these competitors are substantially larger than us and have greater financial resources and lower costs of capital than we do.

Interstate Pipeline Regulation

Currently, we have one tariff rate on the Longview System that is regulated by Federal Energy Regulatory Commission, or FERC, and other tariff rates that are regulated by the Texas Railroad Commission.

Longview System.    FERC, pursuant to the Interstate Commerce Act of 1887, or ICA, as amended, the Energy Policy Act of 1992 (“Energy Policy Act”), and rules and orders promulgated thereunder, regulates the tariff rates for our Longview system. The FERC requires that interstate oil pipelines file tariffs that contain rules and regulations governing the rates and charges for services performed. These tariffs apply to the interstate movement of crude and liquid petroleum products. Pursuant to the ICA, the rates, terms and conditions for providing service on ICA-regulated pipelines must be just and reasonable, and the service must be provided on a non-discriminatory basis. The ICA permits interested persons to challenge proposed new or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff during the term of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

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

We cannot predict what rates we will be allowed to charge in the future for service on FERC regulated systems.  Because rates charged for transportation services must be competitive with those charged by other transporters, the rates set forth in our tariffs will be determined based on competitive factors in addition to regulatory considerations.

Gathering and Intrastate Pipeline Regulation.    All intrastate pipelines in the state of Texas are regulated by the Texas Railroad Commission and in Oklahoma are regulated by the Oklahoma Corporation Commission. In the states in which we operate, regulation of crude gathering facilities and intrastate crude pipeline facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. For example, our intrastate crude pipeline facilities in Texas must have a tariff on file and charge just and reasonable rates for service, which must be provided on a non-discriminatory basis. Although state regulation is typically less onerous than at FERC, proposed and existing rates subject to state regulation and the provision of non-discriminatory service are subject to challenge by complaint.

Pipeline Safety.    Our pipelines are subject to state and federal laws and regulations governing design, construction, operation, and maintenance of the lines; qualifications of pipeline personnel; public awareness; emergency response and other aspects of pipeline safety.  These laws and regulations are subject to change, resulting in potentially more stringent requirements and increased costs. Applicable pipeline safety regulations establish minimum safety requirements and, for pipelines that pose a greater risk to populated areas or environmentally sensitive areas impose a more rigorous requirement for the implementation of pipeline integrity management programs for our pipelines. On December 29, 2006, President Bush signed into law the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or PIPES, which reauthorized and amended the Department of Transportation’s, or DOT’s, pipeline safety programs. Included in PIPES is a provision eliminating the regulatory exemption contained in Part 195 for hazardous liquid pipelines operated at low stress.  Final rules under PIPES were promulgated in July 2008 and extend all existing safety regulations, including integrity management requirements, to large-diameter low-stress pipelines within a defined “buffer” area around an “unusually sensitive area,” which include areas that contain sole-source drinking water, endangered species, or other ecological resources. Operators of these, and all other low-stress pipelines, are required by the rules to comply with annual reporting requirements.   Both states in which we operate pipelines, Oklahoma and Texas, incorporate into their state rules those federal safety standards for hazardous liquids pipelines contained in Title 40, Part 195 of the Federal Code of Regulations. As a result, the issuance of any new gathering and low-stress pipeline safety regulations, including requirements for integrity management of those pipelines, are likely to increase the operating costs of our pipelines subject to such new requirements, and such future costs may be material.

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

Environmental, Health and Safety Risks

General.    Our midstream crude oil gathering, transportation, terminalling and storage operations, together with our asphalt assets, are subject to stringent federal, state, and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to protection of the environment. As with the midstream and liquid asphalt cement industries generally, compliance with current and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities, and even the issuance of injunctions that may restrict or prohibit some or all of our operations. We believe that our operations are in substantial compliance with applicable laws and regulations. However, environmental laws and regulations are subject to change, resulting in potentially more stringent requirements, and we cannot provide any assurance that the cost of compliance with current and future laws and regulations will not have a material effect on our results of operations or earnings.

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

The following is a summary of the more significant current environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may require material capital expenditures or have a material adverse impact on our results of operations, financial position and cash flows.

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

Air Emissions.    Our operations are subject to the federal Clean Air Act (“CAA”), as amended, as well as to comparable state and local laws. We believe that our operations are in substantial compliance with these laws in those areas in which we operate. Amendments to the federal Clean Air Act enacted in 1990 imposed a federal operating permit requirement for major sources of air emissions. Our crude oil terminal located in Cushing, Oklahoma holds such a permit, which is referred to as a “Title V permit.” We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining or maintaining permits and approvals addressing air emission related issues.  Although we can provide no assurance, we believe future compliance with the federal Clean Air Act, as amended, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Climate Change.    Legislative and regulatory measures to address concerns that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”), may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional, and state levels. The oil and gas industry is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation requiring GHG controls is under consideration. In addition, the Environmental Protection Agency (the "EPA") has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA.  In April 2010, EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012 - 2016.  EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011.  In May 2010, EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phases in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning January 2, 2011.  These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.  Furthermore, in September 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect on December 29, 2009.  This rule establishes a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions on an annual basis by operators of stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHG emissions.  Monitoring obligations began in 2010. The first emissions reports required under the new rule are due on or before March 31, 2011, and the scope of the rule was expanded for 2011 to cover additional petroleum and natural gas production, processing, and transmission sources that were not previously covered by the rule.  Although this new rule does not control GHG emission levels from any facilities, it will cause us to incur monitoring and reporting costs.

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

In addition to potential impacts on our business directly or indirectly resulting from climate-change legislation or regulations, our business also could be negatively affected by climate-change related physical changes or changes in weather patterns.  An increase in severe weather patterns could result in damages to or loss of our physical assets, impact our ability to conduct operations and/or result in a disruption of our customer’s operations.  These types of physical changes could also affect entities that provide goods and services to us and indirectly have an adverse affect on our business as a result of increases in costs or availability of goods and services.  Changes of this nature could have a material adverse impact on our business.

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

Employees

As of December 31, 2010, we employed approximately 470 persons.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that relations with these employees are satisfactory.

Mr. James C. Dyer, our Chief Executive Officer and a director, is also an officer of Vitol Inc.  Certain of our employees provide services to Vitol pursuant to an Omnibus Agreement between us and Vitol Inc., effective as of January 1, 2010 (the “Vitol Omnibus Agreement”).  For more information regarding the Vitol Omnibus Agreement, please see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements with Vitol.”

Financial Information about Segments

Information regarding our operating revenues, profit and loss and identifiable assets attributable to each of our segments is presented in Note 16 to our consolidated financial statements included in this annual report on Form 10-K.

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

Item 1A.  Risk Factors.

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the following risk factors together with all of the other information included in this report. If any of the following risks were actually to occur, our business, financial condition, results of operations and cash flows could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and our unitholders could lose all or part of their investment.

Risks Related to our Business

Our debt levels under our credit agreement may limit our ability to make distributions and our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2010, we had approximately $239.9 million in outstanding indebtedness under our credit facility.  Our level of debt under the credit facility could have important consequences for us, including the following:

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

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Our ability to service debt under our credit facility also will depend on market interest rates, since the interest rates applicable to our borrowings will fluctuate with the eurodollar rate or the prime rate. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms, or at all.

Deterioration of the credit and capital markets may adversely impact our business and operations.

The credit and capital markets have experienced volatility and disruption. In many cases, the capital markets have reduced the credit capacity for companies. Our ability to grow could be constrained if we do not have regular access to the credit and capital markets.  In addition, if our customers are adversely impacted by reduced credit capacity, they may reduce the scale of their operations, which may result in reduced volumes that we are able to gather, transport, terminal and store.  Similar or more severe levels of market disruption and volatility may have an adverse affect on us resulting from, but not limited to, disruption of our access to capital and credit markets, reduced volumes transported through our systems, increased financing costs and increasingly restrictive covenants.

We may not be able to raise sufficient capital to operate or grow our business.

As of March 11, 2011, we had an aggregate unused credit availability under our revolving credit facility of approximately $36.3 million and cash on hand of approximately $4.5 million. Our ability to access capital markets may also be limited due to uncertainty of our future cash flows, litigation and other contingencies.  In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower than it otherwise would be due to these uncertainties.  The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets.  If we fail to raise additional capital or an event of default exists under our credit agreement, we may be forced to sell assets, make a bankruptcy filing or take other action that could have a material adverse effect on our business, the price of our common units and our results of operations.  In addition, if we are unable to access the capital markets for acquisitions or expansion projects, it may have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

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

Our General Partner, us and the other defendants in the litigation have reached a tentative understanding with lead plaintiff to resolve the claims asserted in the amended complaint. This tentative understanding is subject to negotiating and completing a definitive settlement agreement and documentation and obtaining court approval.  Based upon this tentative understanding, we have accrued a contingent loss of $20.2 million as of December 31, 2010.  Of this amount, we expect to receive insurance proceeds of $13.0 million to $14.0 million and accordingly have recognized an insurance recovery receivable of $13.0 million as of December 31, 2010.  There can be no assurance that a settlement will be finalized or approved or as to the ultimate outcome of the litigation.  The ultimate resolution of these actions could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

In connection with our refinancing, several of our significant unitholders have filed Schedule 13Ds with the SEC indicating that they may take various actions and pursue options or remedies with respect to their investment in our partnership, including, without limitation, pursuing litigation against the General Partner, the Board, management of our General Partner and/or one or more affiliates thereof.  We believe the allegations made in these Schedule 13Ds are without merit and intend to vigorously defend any litigation that may be pursued.  For more information regarding our refinancing, please see “Item 7. Management’s Discussion and Analysis of Financial Condition—Recent Events—Refinancing Transactions.”

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with SemCorp’s bankruptcy cases against Thomas L. Kivisto, Gregory C. Wallace, and Westback Purchasing Company, L.L.C.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the examiner’s report (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Our History”).  On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings moved to dismiss the claims against them.

On July 14, 2010, the Litigation Trust filed another adversary proceeding against Mr. Foxx, seeking to avoid certain transfers from SemCorp to Mr. Foxx and to bar Mr. Foxx from asserting claims in SemCorp’s bankruptcy.

Messrs. Kivisto, Wallace, Cooper, Foxx and Stallings have reached an agreement with the Litigation Trust to settle the claims against them in the adversary proceedings described above.  The agreement calls for the payment of $30 million to the Trust out of the proceeds of certain SemCorp insurance policies.  In exchange, the Trust will provide a release of claims against Messrs. Kivisto, Wallace, Cooper, Foxx and Stallings.  The court has approved the settlement over an objection, and the objection has been appealed.  That appeal is pending.

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

On July 8, 2009, the nine executives filed suit against our General Partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against our General Partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees. We have distributed phantom units to certain of the claimants.   On April 14, 2010, a Tulsa County district court judge ruled in favor of seven of the claimants, and awarded them approximately $1.0 million in damages.  We have appealed this ruling.  On October 22, 2010, our General Partner was ordered to pay $0.2 million in attorneys’ fees.  We have appealed this order also.

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

We are subject to an SEC inquiry.

On July 21, 2008, we received a letter from the staff of the SEC giving notice that the SEC is conducting an inquiry relating to us and requesting, among other things, that we voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to our disclosures respecting SemCorp’s liquidity issues, which were the subject of our July 17, 2008 press release.  On October 22, 2008, we received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, SemCorp’s liquidity issues.  We received a subpoena from the SEC in connection with the investigation requesting that we produce additional documents by November 20, 2010.   We have been cooperating, and intend to continue cooperating, with the SEC in its investigation.

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

We did not make a distribution for the second, third or fourth quarter of 2008, any quarter of 2009 and 2010, and may not make distributions in the future.

We did not make a distribution to our common unitholders or subordinated unitholders for the quarter ended June 30, 2008 through the quarter ended December 31, 2010 due, in part, to the events of default under our credit agreement and the uncertainty of our future cash flows.  Our unitholders will be required to pay taxes on their share of our taxable income even though they did not receive a cash distribution for the applicable periods.  See “—Tax Risks to Common Unitholders—Our unitholders have been and will be required to pay taxes on their share of our taxable income even if they have not or do not receive any cash distributions from us.”  Pursuant to our credit facility, we are permitted to make quarterly distributions of available cash to unitholders so long as:  (i) no default or event of default exists under our credit agreement, (ii) we have, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) our consolidated total leverage ratio, on a pro forma basis, would not be greater than (x) 4.50 to 1.00 for any fiscal quarter on or prior to the fiscal quarter ending June 30, 2011, (y) 4.25 to 1.00 for the fiscal quarters ending September 30, 2011 and December 31, 2011, or (z) 4.00 to 1.00 for any fiscal quarter ending on or after March 31, 2012.  Our consolidated total leverage ratio (calculated in accordance with our credit agreement) as of December 31, 2010 was 4.19 to 1.00.  Our credit facility may prohibit us from making distributions in the future.

We do not expect to have sufficient available cash from operating surplus each quarter to enable us to make cash distributions to our common unitholders at the current minimum quarterly distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described in this section.

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

Holders of our preferred units have a distribution preference and a liquidation preference, which may adversely impact the value of our common units.

In October of 2010, we refinanced our prior credit facility, in part, with proceeds we received from the issuance of our Series A Preferred Units.  The preferred units rank prior to our common units as to both distributions of available cash and distributions upon liquidation.  Holders of our preferred units are entitled to quarterly distributions of 2.125% per unit per quarter (or 8.5% per unit on an annual basis) for each quarter during the one year period after the date of issuance of the preferred units (pro-rated with respect to the period commencing on the date of issuance and ending on December 31, 2010 based on the number of days in such period). In the case of any quarter beginning one year after the date of the issuance of the preferred units, the holders of our preferred units are entitled to quarterly distributions of 4.375% per unit per quarter (or 17.5% per unit on an annual basis) but this amount will be decreased to 2.75% per unit per quarter (or 11.0% per unit on an annual basis) upon affirmative vote of certain unitholder proposals that we intend to submit for approval by our common unitholders.  See “Management’s Discussion and Analysis of Financial Condition —Recent Events —Refinancing Transactions” for a discussion of these unitholder proposals.  We can give no assurance that the unitholder proposals will be approved.  In addition, if we fail to pay in full any distribution on our preferred units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full.  As of March 11, 2011, each preferred unit was entitled to an arrearage of $0.10, or total arrearages for all preferred units of $2.2 million based on 21,538,462 preferred units outstanding as of March 11, 2011.  We anticipate paying this arrearage in connection with the regular quarterly distributions we expect to make on our preferred units for the quarter ended March 31, 2011.  If we are liquidated, we may not have sufficient funds remaining after payment of amounts to our creditors and to holders of our preferred units to make any distribution to holders of our common units.

The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on earnings reflected in our financial statements. Consequently, even if we are profitable and are otherwise able to pay distributions, we may not be able to make cash distributions to holders of our units.

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

We may not be able to relist our common units on a national securities exchange, and we may face a lengthy process to relist our common units if we are able to relist them at all.

 We are indirectly exposed to commodity price volatility.

We do not take title to, or marketing responsibility for, the crude oil or asphalt cement that we gather, transport, terminal and store. As a result, our operations have minimal direct exposure to changes in crude oil and asphalt cement prices.  However, the volumes of crude oil and asphalt cement we gather, transport, terminal or store are indirectly affected by commodity prices because many of our customers have direct commodity price exposure.  If our customers are negatively impacted by commodity price volatility, they may, among other items, decrease the amount of services that we provide to them.  The prices of crude oil and asphalt are inherently volatile, and we expect this volatility to continue.  Any significant reduction in the amount of services we provide to our customers would have a material adverse effect on our results of operations and cash flows.

We depend on certain key customers for a portion of our revenues and are exposed to credit risks of these customers. The loss of or material nonpayment or nonperformance by any of these key customers could adversely affect our cash flow and results of operations.

We rely on certain key customers for a portion of revenues. For example, Vitol represented approximately $21.2 million or 54% of our total crude oil terminalling and storage revenue and 10% of our crude oil pipeline services revenue in 2010.  Vitol is a private company and we have limited information regarding its financial condition.  In addition, Mercuria Energy Trading, Inc., Barclays Capital Energy, Inc., and Nexen Marketing USA, Inc. each accounted for at least 10% but not more than 20% of crude oil terminalling and storage services revenue in 2010.   ExxonMobil Corporation, Gavillon, LLC, and ConocoPhillips Co. each accounted for at least 10% but not more than 20% of crude oil pipeline services revenue in 2010.  Enterprise Crude Pipeline, LLC, MV Purchasing, LLC and ConocoPhillips Co. each accounted for at least 10% but not more than 20% of crude oil trucking and producer field services revenue in 2010.  NuStar Marketing LLC, Ergon Asphalt & Emulsions, Inc. and Suncor Energy USA each accounted for at least 10% but not more than 30% of asphalt services revenue in 2010.  Vitol Inc. and Enterprise Crude Pipeline, LLC each comprised at least 10% but not more than 20% of total accounts receivable at December 31, 2010.

We may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms.  In addition, some of these key customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. Additionally, many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under credit facilities and the lack of availability of debt or equity financing may result in a significant reduction of our customers’ liquidity and limit their ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.  The loss of all or even a portion of the contracted volumes of these key customers, as a result of competition, creditworthiness or otherwise, could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

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

Some of our contract-based revenues from customers are generated under contracts with terms which allow the customer to reduce or suspend performance under the contract in specified circumstances, such as the occurrence of a catastrophic event to our or the customer’s operations. The occurrence of an event which results in a material reduction or suspension of our customer’s performance could have a material adverse effect on our financial condition, results of operations and cash flows.

Many of our contracts with customers for producer field services have terms of one year or less. As these contracts expire, they must be extended and renegotiated or replaced. We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. In particular, our ability to extend or replace contracts could be harmed by numerous competitive factors, such as those described above under “Item 1. Business — Competition.”  We face intense competition in our gathering, transportation, terminalling and storage activities. Competition from other providers of crude oil gathering, transportation, terminalling and storage services that are able to supply our customers with those services at a lower price could reduce our ability to make distributions to our unitholders. Additionally, we may incur substantial costs if modifications to our terminals are required in order to attract substitute customers or provide alternative services. If we cannot successfully renew significant contracts or must renew them on less favorable terms, or if we incur substantial costs in modifying our terminals, our revenues from these arrangements could decline which could have a material adverse effect on our financial condition, results of operations and cash flows.

Certain of our asphalt services contracts have short terms and certain leases relating to our asphalt operations may be terminated upon short notice.

We currently have leases and storage agreements with third party customers relating to 44 of our 45 asphalt facilities.  The lease and storage agreements with third parties have terms that terminate between October 31, 2011 and December 31, 2016.  We may not be able to renew or extend our existing contracts or enter into new leases or storage agreements when such contracts expire.  In addition, certain key customers account for a portion of our asphalt services revenues, the loss of which could result in a decrease in revenues from our asphalt operations.  A significant decrease in the revenues we receive from our asphalt operations could result in violations of covenants under our credit facility and could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

In addition, certain of our asphalt facilities are located on land that we lease.  Some of these leases may be terminated by the lessor with as short as thirty days’ notice.  We also have not yet received consent from certain of the lessors to sublease such facilities, which may result in a default under such lease or invalidate the subleases.  If such leases were terminated, it could have a material adverse effect on our ability to provide asphalt services, which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.  In addition, in certain instances, a prior lessee has challenged the consents we received from the counterparty to such leases, has disputed our rights under such leases and purported to terminate such leases with the lessor.  We have not entered into new leases with the lessor although we continue to use such leases and make payments to the lessor.  If it were determined that we did not have rights under these leases, it could have a material adverse effect on our ability to conduct our asphalt operations and on our financial condition, results of operations and cash flows.

Our historical relationship with SemCorp may affect our relationships with our customers.

Certain of our officers were previously officers of SemCorp and many of our customers were previously customers of SemCorp.  Because of this historical relationship with SemCorp, our customers may associate our operations with the operations of SemCorp despite our name change and Vitol and Charlesbank as our controlling entities.  Any such customers may be unwilling to do business with us or may only do so on undesirable terms.

We continue to rely upon SemCorp for certain services.  Any material nonperformance by SemCorp of these services could have a material adverse affect on our operations.

We continue to rely upon SemCorp for the operation of our SCADA system that is used in connection with our crude oil operations.  Any material nonperformance by SemCorp could materially and adversely impact our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.  If any employees of SemCorp performing services on our behalf favor SemCorp’s interests over our interests when conducting our operations, it may have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.  In addition, any reductions in critical personnel who provide services to us and any increased costs to replace such personnel could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

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

The throughput at our asphalt facilities depends on the availability of attractively priced liquid asphalt cement produced from the various liquid asphalt cement producing refineries. Liquid asphalt cement production may decline for a number of reasons, including refiners processing more light, sweet crude oil or refiners installing coker units that further refine heavy residual fuel oil bottoms such as liquid asphalt cement. If our customers are unable to replace volumes lost due to a temporary or permanent material decrease in production from the suppliers of liquid asphalt cement, our throughput could decline, reducing our revenue and cash flow and adversely affecting our financial condition and results of operations.

We face intense competition in our gathering, transportation, terminalling and storage activities. Competition from other providers of crude oil gathering, transportation, terminalling and storage services that are able to supply our customers with those services at a lower price could reduce our ability to make distributions to our unitholders.

We are subject to competition from other crude oil gathering, transportation, terminalling and storage operations that may be able to supply our customers with the same or comparable services on a more competitive basis. We compete with national, regional and local gathering, storage, terminalling and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Some of these competitors are substantially larger than us, have greater financial resources, and control substantially greater storage capacity than we do. With respect to our gathering and transportation services, these competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., ConocoPhillips, Sunoco Logistics Partners L.P. and National Cooperative Refinery Association, among others. With respect to our storage and terminalling services, these competitors include BP plc, Enbridge Energy Partners, L.P. and Plains All American Pipeline, L.P.  Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners L.P., Sunoco Logistics Partners L.P. and Enbridge Energy Partners, L.P. Our ability to compete could be harmed by numerous factors, including:

•	price competition;

•	the perception that another company can provide better service;

•	losses sustained by our customers as a result of SemCorp having filed bankruptcy; and

•	the availability of alternative supply points, or supply points located closer to the operations of our customers.

In addition, each of Charlesbank and Vitol owns midstream assets and may engage in competition with us. If we are unable to compete with services offered by other midstream enterprises, it could have a material adverse effect on our financial condition, results of operations and cash flows.  See “— Risks Inherent in an Investment in Us — Vitol and Charlesbank may compete with us, which could adversely affect our existing business and limit our ability to acquire additional assets or businesses.”

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

If we are unable to make acquisitions on economically acceptable terms, our future growth may be limited.

Our ability to grow in the future will depend, in part, on our ability to make acquisitions that result in an increase in the cash generated per unit from operations.  Vitol and Charlesbank have indicated that they intend to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets.  Vitol and Charlesbank have formed Development Company and have informed us it is intended to be focused on developing projects that we may later have the opportunity to acquire.  Vitol and Charlesbank own Development Company and we have no interest in this new entity.  We cannot say with any certainty if Development Company will develop any projects or, if it does, which, if any, of these future acquisition opportunities may be made available to us by Development Company or if we will choose to pursue any such opportunity.  In addition, indentifying projects for and developing projects within Development Company may result in the diversion of management’s and employees’ attention from operating our assets and other business concerns of our partnership.

In addition to any projects acquired and developed by Development Company, we may also make acquisitions directly from third parties.  If we are unable to make accretive acquisitions, either because we are (1) unable to establish the terms of Development Company or acquire projects from Development Company when they are available, (2) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (3) unable to obtain financing for these acquisitions on economically acceptable terms or (4) outbid by competitors, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

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

If we acquire assets that are distinct and separate from our existing terminalling, storage, gathering and transportation operations, it could subject us to additional business and operating risks.

We may acquire midstream assets that have operations in new and distinct lines of business from our crude oil or our liquid asphalt cement operations. Integration of a new business is a complex, costly and time-consuming process. Failure to timely and successfully integrate acquired entities’ new lines of business with our existing operations may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of integrating a new business with our existing operations include, among other things:

•	operating distinct businesses that require different operating strategies and different managerial expertise;

•	the necessity of coordinating organizations, systems and facilities in different locations;

•	integrating personnel with diverse business backgrounds and organizational cultures; and

•	consolidating corporate and administrative functions.

In addition, the diversion of our attention and any delays or difficulties encountered in connection with the integration of a new business, such as unanticipated liabilities or costs, could harm our existing business, results of operations, financial conditions and prospects. Furthermore, new lines of business will subject us to additional business and operating risks. For example, we may in the future determine to acquire businesses that are subject to significant risks due to fluctuations in commodity prices. These new business and operating risks could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We acquired our asphalt assets from SemCorp in 2008 and 2009. The majority of these assets were previously acquired by SemCorp from a large privately-owned company (“Seller”) in 2005. Seller retained certain liabilities, including certain environmental liabilities, when it sold the assets to SemCorp. Since 2005, Seller has been conducting environmental investigation and/or remediation activities at certain of our asphalt facilities in connection with these retained environmental liabilities. Seller has alleged that it does not have continued responsibility for these retained environmental liabilities at one of our asphalt facilities because of SemCorp’s bankruptcy. Because Seller has conducted all environmental investigation and/or remediation activities at this site, we do not know the extent of any environmental issues and we are unable to estimate the costs or timing of any investigation and/or remediation activities, which may be material. In addition, Seller may make similar allegations regarding retained environmental liabilities at other of our asphalt facilities. Although we intend to defend any such allegations, if we are found to be liable for such environmental liabilities, it could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, our results of operations and ability to conduct our business.

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

In addition, the workplaces associated with the storage facilities and pipelines we operate are subject to OSHA requirements and comparable state statutes that regulate the protection of the health and safety of workers. The OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local government authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to regulated substances, could subject us to fines or significant compliance costs and have a material adverse effect on our financial condition, results of operations and cash flows.

Adoption of legislation and regulatory measures targeting greenhouse gas (GHG) emissions could affect our operations, expose us to significant costs and liabilities, and reduce demand for the products we transport.

The crude oil and petroleum-based product business is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Federal legislation requiring GHG controls is under consideration and may be enacted.  Moreover, EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA.  In April 2010, EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012 - 2016.  EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011.  In May 2010, EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phases in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning January 2, 2011.  These EPA rulemakings could affect our operations by effectively reducing demand for motor fuels from crude oil and could affect our ability to obtain air permits for new or modified facilities.  Moreover, in September 2009, the EPA issued a rule that establishes comprehensive requirements for monitoring and reporting of GHG emissions on an annual basis by operators of certain stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHG emissions.  Monitoring obligations began in 2010 and reporting obligations begin in March 2011.  Some of our facilities include natural gas-fired combustion units that may be subject to the rule.  Although this rule does not control GHG emission levels from any facilities, it will still cause us to incur monitoring and reporting costs relating to GHG emissions.  Furthermore, the scope of the rule was expanded for 2011 to cover additional petroleum and natural gas production, processing, and transmission sources that were not previously covered by the rule.  This expansion in scope may impact the crude oil industry and, as a result, affect our business.  Legislation and regulations relating to control or reporting of GHG emissions are also in various stages of discussions or implementation in many of the states in which we operate.

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

In addition to potential impacts on our business directly or indirectly resulting from climate-change legislation or regulations, our business also could be negatively affected by climate-change related physical changes or changes in weather patterns.  A loss of coastline in the vicinity of our facilities or an increase in severe weather patterns could result in damages to or loss of our physical assets, impact our ability to conduct operations and/or result in a disruption of our customer’s operations.  These kinds of physical changes could also affect entities that provide goods and services to us and indirectly have an adverse affect on our business as a result of increases in costs or availability of goods and services.  Changes of this nature could have a material adverse impact on our business.

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

We do not own all of the land on which our pipelines and crude oil and asphalt facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way or any material real property leases lapse or terminate. We obtain the rights to construct and operate our pipelines and some of our crude oil and asphalt facilities on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew leases, right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition, cash flows and our ability to make cash distributions to our unitholders.  In addition, we are in the process of obtaining consents from the lessors for certain leased property that was transferred to us as part of the acquisition of our asphalt assets.  If any consent is denied, it could have a material adverse effect on our business, results of operations, financial condition, cash flows and our ability to make cash distributions to our unitholders.

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

Risks Inherent in an Investment in Us

Vitol and Charlesbank control our General Partner, which has sole responsibility for conducting our business and managing our operations.  Our General Partner has conflicts of interest with us and limited fiduciary duties, which may permit it to favor its own interests to the detriment of our unitholders.

Vitol and Charlesbank own and control our General Partner.  Some of our General Partner’s directors are directors and officers of Vitol or Charlesbank and our General Partner’s Chief Executive Officer is affiliated with Vitol.  Therefore, conflicts of interest may arise between our General Partner, on the one hand, and us and our unitholders, on the other hand.  In resolving those conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Although the conflicts committee of the Board may review such conflicts of interest, the Board is not required to submit such matters to the conflicts committee. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires our General Partner, Vitol or Charlesbank to pursue a business strategy that favors us.  Such persons may make these decisions in their best interest, which may be contrary to our interests;

•	our General Partner is allowed to take into account the interests of parties other than us, such as Vitol, Charlesbank and their affiliates, in resolving conflicts of interest;

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

•
Vitol and Charlesbank are the holders of our preferred units and may favor their interests in actions relating to such units, including causing us to make distributions on such units even if no distributions are made on the common units;

•	Vitol and Charlesbank may compete with us, including with respect to future acquisition opportunities (either through Development Company or otherwise);

•
Vitol and Charlesbank may favor their own interests in proposing the terms of any acquisitions we make directly from them or from Development Company, and such terms may not be as favorable as those we could receive from an unrelated third party;

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

Our partnership agreement limits our General Partner’s fiduciary duties to holders of our units and restricts the remedies available to holders of our units for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.

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

Vitol and Charlesbank may compete with us, which could adversely affect our existing business and limit our ability to acquire additional assets or businesses.

Neither our partnership agreement nor any other agreement with Vitol or Charlesbank prohibits Vitol or Charlesbank from owning assets or engaging in businesses that compete directly or indirectly with us.  In addition, Vitol or Charlesbank may acquire (either directly or through Development Company), construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets.  Vitol is a large, international organization and Charlesbank is a middle-market private equity investment firm.  Each of Vitol and Charlesbank has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates.  As a result, competition from these entities could adversely impact our results of operations and cash available for distribution. As a result, competition from Vitol and Charlesbank could adversely impact our results of operations and cash available for distribution.

Cost reimbursements due to our General Partner and its affiliates for services provided, which are determined by our General Partner, may be substantial and will reduce our cash available for distribution to our unitholders.

Pursuant to our partnership agreement, our General Partner and its affiliates, including Vitol and Charlesbank, are entitled to receive reimbursement for the payment of expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services may be substantial and reduce the amount of cash available for distribution to unitholders. In addition, under Delaware partnership law, our General Partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our General Partner. To the extent our General Partner incurs obligations on our behalf, we are obligated under our partnership agreement to reimburse or indemnify our General Partner. If we are unable or unwilling to reimburse or indemnify our General Partner, our General Partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the Board, and have no right to elect our general partner or the Board on an annual or other continuing basis. The Board is chosen by Vitol and Charlesbank.  Furthermore, if the unitholders are dissatisfied with the performance of our General Partner, they have little ability to remove our general partner. Amendments to our partnership agreement may be proposed only by or with the consent of our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

Our General Partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of Vitol and Charlesbank, the owners of our General Partner, from transferring all or a portion of their ownership interest in our General Partner to a third party. The new owner of our General Partner would then be in a position to replace the Board and officers of our General Partner with its own choices and thereby influence the decisions made by the Board and officers.

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

Our partnership agreement restricts the voting rights of unitholders, other than our General Partner and its affiliates, including Vitol and Charlesbank, owning 20% or more of our common units.

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

As of March 11, 2011, the executive officers and directors of our General Partner beneficially own an aggregate of 162,310 common units and Vitol and Charlesbank collectively own 21,538,462 preferred units and 12,570,504 subordinated units. The preferred units may convert into common units at the election of the holders of the preferred units.  All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. The sale of these units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our General Partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. At the end of the subordination period, assuming conversion of all of our outstanding preferred units, no additional issuances of common units or preferred units and no sales of preferred units or subordinated units, our General Partner and its affiliates (excluding executive officers and directors) will own 60.9% of the common units.

Common units held by persons who are not Eligible Holders will be subject to the possibility of redemption.

Our General Partner has the right under our partnership agreement to institute procedures, by giving notice to each of our unitholders, that would require transferees of common units and, upon the request of our General Partner, existing holders of our common units to certify that they are Eligible Holders. The purpose of these certification procedures would be to enable us to establish a federal income tax expense as a component of the pipeline’s cost of service for ratemaking purposes under current FERC policy applicable to entities that pass through their taxable income to their owners. Eligible Holders are individuals or entities subject to United States federal income taxation on the income generated by us or entities not subject to United States federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If these tax certification procedures are implemented, we will have the right to redeem the common units held by persons who are not Eligible Holders at the lesser of the holder’s purchase price and the then-current market price of the units. The redemption price would be paid in cash or by delivery of a promissory note, as determined by our General Partner.

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

Because our unitholders are treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, they will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, even if our unitholders receive no cash distributions from us. In this regard, we did not pay a distribution to our common unitholders for the quarter ended June 30, 2008 through the quarter ended December 31, 2010.   We do not expect to have sufficient available cash from operating surplus each quarter to enable us to make cash distributions to our common unitholders at the current minimum quarterly distribution rate.  Thus, our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes.  If less than 90% of the gross income of a publicly traded partnership, such as us, for any taxable year is “qualifying income” from sources such as the transportation, marketing (other than to end users), or processing of crude oil, natural gas or products thereof, interest, dividends or similar sources, that partnership will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years.  We have not requested and do not plan to request a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.

If we were treated as a corporation for federal income tax purposes, then we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay additional state income tax at varying rates.  Distributions would generally be taxed again to unitholders as corporate distributions and none of our income, gains, losses, deductions or credits would flow through to our unitholders.  Because a tax would be imposed upon us as a corporation, cash available for distribution to our unitholders would be substantially reduced.  Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of our common units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay annually a Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas with respect to the prior year.  Imposition of such a tax on us by Texas and, if applicable, by any other state will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

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

Tax-exempt entities, regulated investment companies and non-United States persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), pension plans, regulated investment companies (known as mutual funds), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If a potential unitholder is a tax-exempt entity or a non-U.S. person, it should consult its tax advisor before investing in our common units.

We will treat each purchaser of our common units as having the same tax benefits without regard to the specific common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

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

We will be considered to have terminated for federal income tax purposes if there are one or more transfers of interests in our partnership that together represent a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met,

•	multiple transfers of the same interest within a twelve month period will be counted only once; and

•	if Vitol or Charlesbank sells or exchanges its interests in our General Partner, the interests held by our General Partner in us will be deemed to have been sold or exchanged.

Our termination would, among other things, result in the closing of our taxable year for all unitholders which would result in us filing two tax returns for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections, and if we were to fail to recognize and report on our tax return that a termination occurred, we could be subject to penalties. The IRS is currently considering policies which would allow publicly traded partnerships that undergo constructive terminations to avoid having to file separate sets of K-1s for each of the two short taxable years created by the constructive termination.  However, the IRS has not yet formalized such policies in any procedure or ruling and, thus, it is not certain that any such relief would apply to us.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders.  Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted.  If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Our asphalt assets are on real property owned or leased by us.  Some of the real property leases that were transferred to us as part of the acquisition of our asphalt assets required the consent of the counterparty to such lease.  In certain instances, a prior lessee has challenged the consents we received and has disputed our rights under such leases and purported to terminate such leases with the lessor.  We have not entered into new leases with the lessor although we continue to use such leases and make payments to the lessor.

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

Item 3.  Legal Proceedings.

On July 21, 2008, we received a letter from the staff of the SEC giving notice that the SEC is conducting an inquiry relating to us and requesting, among other things, that we voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to our disclosures respecting SemCorp’s liquidity issues, which were the subject of our July 17, 2008 press release.  On October 22, 2008, we received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, SemCorp’s liquidity issues.  We received a subpoena from the SEC in connection with the investigation requesting that we produce additional documents by November 20, 2010.   We have been cooperating, and intend to continue cooperating, with the SEC in its investigation.

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

Our General Partner, us and the other defendants in the litigation have reached a tentative understanding with lead plaintiff to resolve the claims asserted in the amended complaint. This tentative understanding is subject to negotiating and completing a definitive settlement agreement and documentation and obtaining court approval.  Based upon this tentative understanding, we have accrued a contingent loss of $20.2 million as of December 31, 2010.  Of this amount, we expect to receive insurance proceeds of $13.0 million to $14.0 million and accordingly have recognized an insurance recovery receivable of $13.0 million as of December 31, 2010.  There can be no assurance that a settlement will be finalized or approved or as to the ultimate outcome of the litigation.  The ultimate resolution of these actions could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

In connection with our refinancing, several of our significant unitholders have filed Schedule 13Ds with the SEC indicating that they may take various actions and pursue options or remedies with respect to their investment in our partnership, including, without limitation, pursuing litigation against the General Partner, the Board, management of our General Partner and/or one or more affiliates thereof.  We believe the allegations made in these Schedule 13Ds are without merit and intend to vigorously defend any litigation that may be pursued.  For more information regarding our refinancing, please see “Item 7—Management’s Discussion and Analysis of Financial Condition—Recent Events—Refinancing Transactions.”

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

On July 8, 2009, the nine executives filed suit against our General Partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against our General Partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees. We have distributed phantom units to certain of the claimants.   On April 14, 2010, a Tulsa County district court judge ruled in favor of seven of the claimants, and awarded them approximately $1.0 million in damages.  We have appealed this ruling.  On October 22, 2010, our General Partner was ordered to pay $0.2 million in attorneys’ fees.  We appealed this order also.

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with SemCorp’s bankruptcy cases against Thomas L. Kivisto, Gregory C. Wallace, and Westback Purchasing Company, L.L.C.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the examiner’s report (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Our History”).  On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings moved to dismiss the claims against them.

On July 14, 2010, the Litigation Trust filed another adversary proceeding against Mr. Foxx, seeking to avoid certain transfers from SemCorp to Mr. Foxx and to bar Mr. Foxx from asserting claims in SemCorp’s bankruptcy.

Messrs. Kivisto, Wallace, Cooper, Foxx and Stallings have reached an agreement with the Litigation Trust to settle the claims against them in the adversary proceedings described above.  The agreement calls for the payment of $30 million to the Trust out of the proceeds of certain SemCorp insurance policies.  In exchange, the Trust will provide a release of claims against Messrs. Kivisto, Wallace, Cooper, Foxx and Stallings.  The court has approved the settlement over an objection, and the objector has appealed.  That appeal is pending.

On July 24, 2009, we filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, we are seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to us for three excess insurance policies in our Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of two of the policies was $10,000,000, and the face amount of the third policy was $5,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which we are seeking the recovery of damages and attorneys’ fees.  Navigators and Darwin have answered the petition and the parties are engaged in discovery.  We expect that this suit will be dismissed if a settlement of the class action litigation pending against us is finalized and approved.

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

On March 9, 2011, there were 21,890,224 common units outstanding, held by approximately 15 unitholders of record of our common units.  This number does not include unitholders whose units are held in trust by other entities.  The actual number of unitholders is greater than the number of holders of record.  We have also issued 12,570,504 subordinated units and 21,538,462 Series A Preferred Units, for which there is no established public trading market.  The subordinated and preferred units are held by two record holders, Blueknight Energy Holding, Inc. (which is an affiliate of Vitol) and CB-Blueknight, LLC (which is an affiliate of Charlesbank).

The following table shows the high and low sales prices per common unit, as reported by Nasdaq or the Pink Sheets, as applicable, as well as distributions declared by quarter for the periods indicated.  The quotations from the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Low	High	Cash Distribution per Unit(2)
2009:
First Quarter(1)	$1.89	$5.99	$—
Second Quarter	3.25	6.50	—
Third Quarter	5.14	9.50	—
Fourth Quarter	5.45	10.00	—

2010:
First Quarter	$7.50	$11.85	$—
Second Quarter	8.00	10.25	—
Third Quarter	7.52	9.45	—
Fourth Quarter	6.55	9.10	—
____________________
(1)
For the period from January 1, 2009 to February 19, 2009 our common units traded on Nasdaq.  Effective at the opening of business on February 20, 2009, trading in our common units was suspended on Nasdaq and our units have traded on the Pink Sheets since such date.

(2)
We did not make a distribution to our common unitholders or subordinated unitholders for the quarter ended June 30, 2008 through the quarter ended December 31, 2010 due, in part, to the events of default and covenants under our prior credit agreement and the uncertainty of our future cash flows.  We do not expect to have sufficient available cash from operating surplus each quarter to enable us to make cash distributions to our common unitholders at the current minimum quarterly distribution rate.

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

Our partnership agreement provides that, during the subordination period, which we are currently in, our common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  We did not make a distribution to our common unitholders or subordinated unitholders attributable to the results of operations for the quarter ended June 30, 2008 through the quarter ended December 31, 2010 due, in part, to the events of default and restrictive covenants under our prior credit agreement and the uncertainty of our future cash flows.  After giving effect to the nonpayment of distributions for the quarter ended June 30, 2008 through the quarter ended December 31, 2010, each common unit was entitled to an arrearage of $3.4375, or total arrearages for all common units of $75.2 million based upon 21,890,224 common units outstanding as of March 11, 2011.  Pursuant to our credit facility, we are permitted to make quarterly distributions of available cash to unitholders so long as:  (i) no default or event of default exists under our credit agreement, (ii) we have, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) our consolidated total leverage ratio, on a pro forma basis, would not be greater than (x) 4.50 to 1.00 for any fiscal quarter on or prior to the fiscal quarter ending June 30, 2011, (y) 4.25 to 1.00 for the fiscal quarters ending September 30, 2011 and December 31, 2011, or (z) 4.00 to 1.00 for any fiscal quarter ending on or after March 31, 2012.  Our consolidated total leverage ratio (calculated in accordance with our credit agreement) as of December 31, 2010 was 4.19 to 1.00.  Our credit facility may prohibit us from making distributions in the future.  We do not expect to have sufficient available cash from operating surplus each quarter to enable us to make cash distributions to our common unitholders at the current minimum quarterly distribution rate.

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

General Partner Interest and Incentive Distribution Rights

Vitol and Charlesbank each own 50% of our 12,570,504 subordinated units.  During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” units because for a period of time, referred to as the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received the minimum quarterly distribution and any arrearages from prior quarters.  Furthermore, no arrearages will be paid on the subordinated units.

The subordination period will extend until the first day of any quarter that each of the following tests are met:

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

•	there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the General Partner without cause, the subordination period may end earlier.

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

Preferred Units

Vitol and Charlesbank each own 10,769,231 Series A Preferred Units.  The preferred units rank senior to all currently outstanding classes or series of equity securities of our partnership with respect to distribution rights and rights upon liquidation.  Holders of the preferred units are entitled to quarterly distributions of 2.125% per unit per quarter (or 8.5% per unit on an annual basis) for each quarter or partial quarter during the one year period after the date of issuance of the preferred units (pro-rated with respect to the period commencing on the date of issuance and ending on December 31, 2010 based on the number of days in such period). In the case of any quarter or partial quarter during the period beginning one year after the date of the issuance of the preferred units, the holders of the preferred units are entitled to quarterly distributions of 4.375% per unit per quarter (or 17.5% per unit on an annual basis) but this amount will be decreased to 2.75% per unit per quarter (or 11.0% per unit on an annual basis) upon affirmative vote of the Unitholder Proposals discussed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Refinancing Transactions.”  If we fail to pay in full any distribution on the Preferred Units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full.

We have not yet paid a distribution on the preferred units for the portion of the quarter ended December 31, 2010 during which the preferred units were outstanding. As such, each preferred unit is entitled to an arrearage of $0.10, or total arrearages for all preferred units of $2.2 million based on 21,538,462 preferred units outstanding as of March 11, 2011. We anticipate paying this arrearage in connection with the regular quarterly distributions we expect make on our preferred units for the quarter ended March 31, 2011.

Distributions of Available Cash

We will make distributions of available cash (as defined in our partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:

•
first, 98.026% to the Series A Preferred Unitholders, pro rata, and 1.974% to our general partner, until we distribute for each outstanding Series A Preferred Unit an amount equal to the Series A Quarterly Distribution Amount (as defined below) for that quarter;

•
second, 98.026% to the Series A Preferred Unitholders, pro rata, and 1.974% to our general partner, until we distribute for each outstanding Series A Preferred Unit an amount equal to any arrearages in the payment of the Series A Quarterly Distribution Amount  for any prior quarters;

•
third, 98.026% to the common unitholders, pro rata, and 1.974% to our General Partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•
fourth, 98.026% to the common unitholders, pro rata, and 1.974% to our General Partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•
fifth, 98.026% to the subordinated unitholders, pro rata, and 1.974% to our General Partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

•
sixth, 98.026% to all unitholders holding common units, Class B units or subordinated units, pro rata, and 1.974% to the General Partner, until each unitholder receives a total of $0.3594 per unit for that quarter;

•
seventh, 85.026% to all unitholders holding common units, Class B units or subordinated units, pro rata, and 14.974% to the General Partner, until each unitholder receives a total of $0.3906 per unit for that quarter;

•
eighth, 75.026% to all unitholders holding common units, Class B units or subordinated units, pro rata, and 24.974% to the General Partner, until each unitholder receives a total of $0.4688 per unit for that quarter; and

•	thereafter, 50.026% to all unitholders holding common units, Class B units or subordinated units, pro rata, and 49.974% to the General Partner.

Series A Quarterly Distribution Amount means (i) in the case of any quarter or partial quarter during the period ending on October 25, 2011, $0.138125 per unit and (ii) thereafter, either (a) $0.17875 per unit if the common unitholders have approved the Unitholder Proposals discussed below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Refinancing Transaction” or (b) $0.284375 per unit if the common unitholders have not approved such proposals.

The preceding discussion is based on the assumptions that our general partner maintains its 1.974% general partner interest and that we do not issue additional classes of equity securities.  The maximum distribution of 49.974% to our General Partner includes distributions paid to our General Partner in respect of its 1.974% general partner interest. The maximum distribution of 49.974% does not include any distributions that our General Partner may receive on preferred, common or subordinated units that it owns.

For equity compensation plan information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans.”

Unregistered Sales of Securities

For information regarding recent sales of unregistered preferred stock and convertible debentures in connection with our refinancing, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent  Events—Refinancing Transactions.”  In addition, in connection with the refinancing transaction, we issued 433,758 general partner units to our General Partner to maintain its 1.974% general partner interest in us in exchange for aggregate consideration of $2,819,431 in an offering exempt from registration under Section 4(2) of the Securities Act.

In connection with issuance of certain vested awards under our General Partner’s long-term incentive plan, we issued 3,272 general partner units to our General Partner to maintain its 1.974% general partner interest in us in exchange for aggregate consideration of $25,540 in an offering exempt from registration under Section 4(2) of the Securities Act.

Item 6.  Selected Financial Data.

The following table shows selected historical financial and operating data of our Predecessor and historical financial and operating data of Blueknight Energy Partners, L.P. for the periods and as of the dates presented.  The historical financial statements for periods prior to the contribution of the assets, liabilities and operations to us by SemCorp on July 20, 2007 reflect the assets, liabilities and operations of our Predecessor, which were contributed to us on a carve out basis prior to the closing of our initial public offering.  We refer to such assets, liabilities and operations as the Crude Oil Business.  The Crude Oil Business had historically been a part of the integrated operations of SemCorp, and neither SemCorp nor our Predecessor recorded revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis. SemCorp and our Predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in the historical financial statements of our Predecessor represent services provided to third parties and do not include any revenues for services provided to SemCorp.  In addition, our results of operations for the years ended December 31, 2010, 2009 and 2008 were affected by the Bankruptcy Filings and related events, which resulted in decreased revenues and increased expenses (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation —Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Our Revenues,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Impact of the Bankruptcy of SemCorp and Certain of its Subsidiaries and Related Events—Our Expenses,” respectively).

Prior to SemCorp’s Bankruptcy Filings and our subsequent settlement with SemCorp in such bankruptcy proceedings, we were party to various agreements with SemCorp and its subsidiaries.  After the rejection of such agreements in SemCorp’s bankruptcy proceedings, we have experienced decreased volumes of crude oil that is terminalled, stored, transported and gathered as compared to our agreements with SemCorp.  In addition, we have also experienced decreased revenues in our asphalt services business as compared to the revenues that we received under our terminalling agreement with SemCorp.  In addition, we have experienced increased expenses since SemCorp’s Bankruptcy Filings, including increased general and administrative expenses related to the costs of legal and financial advisors, increased interest expense related to certain events of default under and associated amendments of our prior credit facility and expenses incurred to refinance our prior credit facility.  For these reasons and due to the other factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Items Impacting the Comparability of Our Financial Results,” our results of operations are not comparable to our Predecessor’s historical results and our historical results may not be indicative of our future results.

We derived the information in the following table from, and that information should be read together with and is qualified in its entirety by reference to, the historical financial statements and the accompanying notes thereto, including those included elsewhere in this annual report. The table should be read together with “Item 1. Business” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2006	2007(1)	2008	2009	2010
	(in thousands, except for per unit data)
Statement of Operations Data:
Service revenues:
Third party revenue	$28,839	$28,303	$48,295	$124,701	$129,083
Related party revenue(2)	—	46,262	143,885	32,075	23,541
Total revenue	28,839	74,565	192,180	156,776	152,624
Expenses:
Operating	51,608	67,182	104,078	96,125	97,655
General and administrative	11,097	13,595	43,085	28,137	20,454
Total expenses	62,705	80,777	147,163	124,262	118,109
Gain on settlement transaction	—	—	—	2,585	—
Loss contingency, net of expected insurance recovery	—	—	—	—	7,200
Operating income (loss)	(33,866)	(6,212)	45,017	35,099	27,315
Other (income) expense
Interest expense(3)	1,989	6,560	26,951	51,399	48,638
Change in fair value of derivative embedded within convertible debt	—	—	—	—	6,650
Change in fair value of rights offering contingency	—	—	—	—	(4,384)
Income (loss) before income taxes	(35,855)	(12,772)	18,066	(16,300)	(23,589)
Provision for income taxes	—	141	291	205	207
Net income (loss)	$(35,855)	$(12,913)	$17,775	$(16,505)	$(23,796)
Allocation of net income (loss) for purpose of calculating earnings per unit:
Beneficial conversion feature attributable to preferred units		$—	$—	$—	$8,114
General partners interest in net income (loss)		$240	$3,646	$(326)	$(470)
Net Income (loss) available to limited partners		$12,965	$14,129	$(16,179)	$(31,440)
Basic and diluted net income (loss) per limited partner unit:
Common units		$0.49	$0.45	$(0.47)	$(0.91)
Subordinated Units		$0.49	$0.45	$(0.47)	$(0.91)
Cash distributions per unit to limited partners:(4)
Paid		$0.24	$0.74	$—	$—
Declared		$0.58	$0.40	$—	$—

Balance Sheet Data (at period end):
Property, plant and equipment, net	$92,245	$102,239	$284,489	$274,492	$274,069
Total assets	104,847	125,482	354,641	310,701	323,838
Long-term debt and capital lease obligations	36,757	91,959	449,221	419,000	244,329
Total division equity/partners’ capital (deficit)	62,146	17,229	(126,643)	(142,179)	(37,743)
________________
(1)	Net income (loss) and net income (loss) per unit is presented for the period from July 20, 2007 through December 31, 2007.
(2)
We provide services to SemCorp.  For the twelve months ended December 31, 2008, 2009, and 2010, we recognized revenues of $143.9 million, $26.5 million and $1.0 million, respectively, for services provided to SemCorp.  Of these amounts, $143.9 million and $26.3 million are classified as related party revenues for the twelve months ended December 31, 2008 and 2009, respectively, while $0.2 million and $1.0 million are classified as third party revenue for the twelve months ended December 31, 2009 and 2010, respectively.  Additionally, we provide crude oil terminalling and storage services to Vitol.  For the twelve months ended December 31, 2008, 2009, and 2010, we recognized revenues of $6.6 million, $9.4 million, and $23.2 million, respectively, for services provided to Vitol.  Of these amounts, $6.6 million and $8.4 million are classified as third party revenues for the twelve months ended December 31, 2008 and 2009, respectively.  In the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue.  All revenue for services provided to Vitol for the twelve months ended December 31, 2010 is classified as related party revenue.

(3)
Interest expense before July 20, 2007 reflects interest on capital lease obligations and debt payable to SemCorp. Interest expense after July 20, 2007 and prior to October 25, 2010 includes interest expense incurred under our prior credit facility.  Interest expense after October 25, 2010 includes interest expense under our credit facility, amortization of the convertible subordinated debenture discount, long-term payable to related party, and amortization of debt issuance costs.

(4)
Cash distributions paid per unit to limited partners represent payments made per unit during the period stated.  Cash distributions declared per unit to limited partners represent distributions declared per unit for the quarters within the period stated.  Declared distributions were paid within 45 days following the close of each quarter.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a publicly traded master limited partnership with operations in twenty-two states. We provide integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and liquid asphalt cement.  We manage our operations through four operating segments: (i) crude oil terminalling and storage services, (ii) crude oil pipeline services, (iii) crude oil trucking and producer field services, and (iv) asphalt services.

Our History

We were formed as a Delaware limited partnership in 2007 to own, operate and develop a diversified portfolio of complementary midstream energy assets.  A timeline of certain significant events since our formation is set forth below.

Timeline of Certain Events

•	July 23, 2007 - We completed our initial public offering and in connection therewith SemCorp contributed substantially all of its crude oil business to us.

•
February 20, 2008 - We completed the acquisition of substantially all of our asphalt terminalling and storage assets from SemCorp and a public offering of additional common units in connection therewith.

•	May 12, 2008 - We acquired the Eagle North Pipeline System from SemCorp.

•	May 30, 2008 - We acquired an additional 2.0 million barrels of storage at Cushing, Oklahoma from SemCorp as well as a fee-based storage agreement with Vitol relating to such storage.

•
July 17, 2008 - We issued a press release announcing that SemCorp was experiencing liquidity issues and was exploring various alternatives, including raising additional equity, debt capital or the filing of a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code to address these issues.

•
July 18, 2008 - Manchester Securities Corp. and Alerian Finance Partners, LP exercised certain rights under a loan agreement with the owner of our General Partner and reconstituted the Board (the “Manchester Change of Control”).

•	July 22, 2008 - SemCorp makes the Bankruptcy Filings. We were not a party to the Bankruptcy Filings.

•	February 20, 2009 - Trading in our common units was suspended on Nasdaq due to our failure to timely file our periodic reports with the SEC, and our common units began trading on the Pink Sheets.

•
April 7, 2009 - We completed a settlement of certain items with SemCorp in its bankruptcy proceedings resulting in our acquisition of our asphalt processing assets from SemCorp, the transfer of certain crude oil storage assets located in Kansas and northern Oklahoma to SemCorp, the rejection of certain agreements with SemCorp in the bankruptcy proceedings, the entering into new agreements with SemCorp and the execution of mutual releases of certain claims by SemCorp and by us.

•	August 24, 2009 - We became current in our SEC reporting obligations.

•	November 24, 2009 - Vitol completed the acquisition of our General Partner and reconstituted the Board and our General Partner’s management team (the “Vitol Change of Control”).

•	December 1, 2009 - We changed our name to Blueknight Energy Partners, L.P.

•
October 25, 2010 - We entered into the Global Transaction Agreement with Vitol and Charlesbank in connection with refinancing of our prior credit facility and issued preferred units to Vitol and Charlesbank in connection therewith.  For more information on the transactions entered into in connection with the refinancing of our credit facility, please see “—Recent Events—Refinancing Transactions.”

•
November 12, 2010 - Charlesbank acquired a 50% ownership interest in the entity that owns our General Partner and 50% of our outstanding subordinated units from Vitol.  For more information regarding the Manchester Change of Control, please see “—Recent Events—Charlesbank Change of Control.”

Recent Events

Refinancing Transactions

On October 25, 2010, we entered into a Global Transaction Agreement with Vitol and Charlesbank pursuant to which we effected a refinancing of our prior credit agreement as described in more detail below. The Board approved the Global Transaction Agreement and the transactions contemplated therein based on a recommendation from its Conflicts Committee, which consists entirely of independent directors. The Conflicts Committee retained independent legal and financial advisors to assist it in evaluating the Global Transaction Agreement and the transactions contemplated thereby and considered a number of factors in approving the Global Transaction Agreement and such transactions, including an opinion from the Conflicts Committee’s independent financial advisor that the transactions are fair, in aggregate, from a financial point of view, to the public unaffiliated common unitholders of the Partnership.

The Global Transaction Agreement outlined a series of transactions related to the refinancing of our prior credit agreement and the recapitalization of our securities. Generally, these transactions are separated into three types of transactions: (i) Phase I Transactions, (ii) Unitholder Vote Transactions and (iii) Phase II Transactions. Each of these transactions and the corresponding documents are outlined in more detail below.

Phase I Transactions

Pursuant to the terms of the Global Transaction Agreement, we completed the Phase I Transactions concurrently with the execution of the Global Transaction Agreement. The Phase I Transactions included: (i) the entry by us into our new credit agreement, (ii) the issuance and sale by us to Vitol and Charlesbank (collectively, the “Purchasers”) of an aggregate of 21,538,462 Series A Preferred Units (the “Preferred Units”) in a privately negotiated transaction exempt from registration under Section 4(2) of the Securities Act (the “Private Placement”) and the entering into a Registration Rights Agreement with the Purchasers in connection therewith (the “Registration Rights Agreement”) and (iii) the issuance and sale by us to the Purchasers of Convertible Subordinated Debentures in the aggregate principal amount of $50 million in a privately negotiated transaction exempt from registration under Section 4(2) of the Securities Act (the “Convertible Debentures”). We used borrowings under our new credit agreement together with proceeds from the Private Placement and the sale of the Convertible Debentures (a) to repay all existing indebtedness under our prior credit agreement, (b) to pay certain transaction expenses incurred in connection with the Global Transaction Agreement and the transactions contemplated thereby, including a payment of approximately $700,000 to the Purchasers as partial reimbursement of their expenses incurred in connection with the negotiation and preparation of the Global Transaction Agreement and the transactions contemplated thereby and (c) for general partnership purposes.

New Credit Agreement.  In connection with the refinancing of our prior credit agreement, we entered into a new credit facility.  Please see “—Liquidity and Capital Resources—Our Liquidity and Capital Resources” for a description of our new credit facility.

Private Placement. Pursuant to the terms of the Global Transaction Agreement, we issued and sold 10,769,231 Preferred Units to each Purchaser (or 21,538,462 Preferred Units in the aggregate) for a cash purchase price of $6.50 per Preferred Unit, resulting in total gross proceeds of approximately $140 million. The Preferred Units are a new class of voting equity security that ranks senior to all currently outstanding classes or series of equity securities of our partnership with respect to distribution rights and rights upon liquidation. The General Partner adopted the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement”) to reflect the terms of the Preferred Units.

Holders of the Preferred Units are entitled to quarterly distributions of 2.125% per unit per quarter (or 8.5% per unit on an annual basis) for each quarter or partial quarter during the one year period after the date of issuance of the Preferred Units (pro-rated with respect to the period commencing on the date of issuance and ending on December 31, 2010 based on the number of days in such period). In the case of any quarter or partial quarter during the period beginning one year after the date of the issuance of the Preferred Units, the holders of the Preferred Units are entitled to quarterly distributions of 4.375% per unit per quarter (or 17.5% per unit on an annual basis) but this amount will be decreased to 2.75% per unit per quarter (or 11.0% per unit on an annual basis) upon affirmative vote of the Unitholder Proposals discussed below. If we fail to pay in full any distribution on the Preferred Units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full.

We have not yet paid a distribution on the preferred units for the portion of the quarter ended December 31, 2010 during which the preferred units were outstanding. As such, each preferred unit is entitled to an arrearage of $0.10, or total arrearages for all preferred units of $2.2 million based on 21,538,462 preferred units outstanding as of March 11, 2011. We anticipate paying this arrearage in connection with the regular quarterly distributions we expect make on our preferred units for the quarter ended March 31, 2011.

The Preferred Units have voting rights that are identical to the voting rights of the common units and vote with the common units as a single class, with each Preferred Unit entitled to one vote for each common unit into which such Preferred Unit is convertible; provided, that the Preferred Units will not have the right to vote on the Unitholder Proposals. The Preferred Units will have class voting rights on any matter, including a merger, consolidation or business combination, that adversely affects, amends or modifies any of the rights, preferences, privileges or terms of the Preferred Units.

The Preferred Units are convertible in whole or in part into common units at the holder’s election at any time after the earlier of (i) the second business day following the record date for the Special Distribution (as defined below) or (ii) the eleventh business day following December 31, 2011. The number of common units into which a Preferred Unit is convertible will be an amount equal to (i) $6.50, divided by (ii) the Conversion Price (as defined below) (subject to customary anti-dilution adjustments). The Conversion Price is an amount equal to (a) in the event the Unitholder Meeting (as defined below) occurs prior to December 31, 2011, the volume-weighted average trading price per common unit during the 20 consecutive trading days ending on the tenth trading day after the date of the Unitholder Meeting or (b) in the event the Unitholder Meeting does not occur prior to December 31, 2011, the volume-weighted average trading price per common unit during the 20 consecutive trading days ending on the tenth trading day after December 31, 2011; provided, that in either case the Conversion Price shall be no greater than $6.50 and no lower than $5.50 (in each case, subject to adjustment as provided in the Amended Partnership Agreement).

The Preferred Units are convertible in whole, but not in part, into common units at the option of our partnership at any time when either (i) a number of Preferred Units equal to 50% or more of the number of Preferred Units issued on the October 25, 2010 and upon conversion of the Convertible Debentures, if applicable, are converted into common units by the holders thereof pursuant to the rights described in the preceding paragraph and there does not exist any accrued but unpaid distributions on such Preferred Units or (ii) (a) there does not exist any accrued but unpaid distributions on such Preferred Units, (b) our securities class action litigation has been finally disposed of, including any appeals with respect thereto and (c) the distribution on a Preferred Unit on an “as-converted” basis (i.e., the actual distribution on a common unit multiplied by the number of common units that a Preferred Unit is convertible into) is equal to or greater than the distribution on a Preferred Unit for two consecutive quarters.

Upon any liquidation and winding up of our partnership or the sale of substantially all of our assets, the holders of Preferred Units generally will be entitled to receive, in preference to the holders of any of our other equity securities, an amount equal to the sum of (i) $6.50 multiplied by the number of Preferred Units owned by such holder, plus (ii) all accrued but unpaid distributions on such Preferred Units, plus (iii) any accrued but unpaid distribution on such Preferred Units with respect to the quarter in which the liquidation occurs.

Registration Rights Agreement.  In connection with the Global Transaction Agreement, the Partnership entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, we agreed to file up to six shelf registration statements for the resale of the common units issued as a result of the conversion of the Preferred Units issued in the Private Placement, the Additional Private Placement (defined below), if applicable, and upon conversion of the Convertible Debentures, if applicable. In addition, we agreed to use reasonable best efforts to cause each shelf registration statement to be declared effective by the SEC no later than 180 days after its filing.

Convertible Debentures.  In connection with the Global Transaction Agreement, we issued and sold the Convertible Debentures to the Purchasers for $25 million each, resulting in gross proceeds to the Partnership of $50 million. Our obligations under the Convertible Debentures are subordinate to our obligations under our credit agreement. The Convertible Debentures bear interest at 10% until October 25, 2011. After such time, the Convertible Debentures will bear interest at 12%. Interest can only be paid in cash with the proceeds from an equity offering. Each Convertible Debenture is redeemable in whole or in part by us at any time prior to December 31, 2011 at a price equal to $25 million plus any accrued and unpaid interest, but our credit agreement provides that any such redemption may only be made with the proceeds from an equity offering. If not otherwise redeemed, the Convertible Debentures shall mature on December 31, 2011 and, on such date, all outstanding principal and any accrued and unpaid interest shall automatically convert into Preferred Units. The number of Preferred Units issuable on conversion of the Convertible Debentures will be an amount equal to (i) the sum of the outstanding principal and any accrued and unpaid interest being converted, divided by (ii) 6.50.

Upon the occurrence and during the continuation of an event of default, (i) each Convertible Debenture will bear interest at the lesser of 14% or the maximum interest rate the holder is permitted to charge under applicable law, (ii) the holder may declare the principal amount of such Convertible Debenture due and payable, (iii) the holder shall have the right to convert such Convertible Debenture to Preferred Units in accordance with the calculation in the preceding paragraph and (iv) the holder may exercise all of its rights and remedies under applicable law. Such events of default include, among others, the failure to make payments when due, failure to deliver a certificate evidencing the Preferred Units upon conversion of such Convertible Debenture by the third business day after we receive notice of such conversion, failure to make a payment in excess of $10 million for our other indebtedness and noncompliance with covenants contained in such Convertible Debenture. The Subordinated Debentures are subordinate to all indebtedness of our partnership under our credit agreement.

Unitholder Vote Transactions

Pursuant to the Global Transaction Agreement, our General Partner, as general partner of our partnership, has agreed to take, in accordance with applicable law and the rules and regulations of any national securities exchange upon which the common units are traded and our partnership agreement, all action necessary to call, hold and convene a special meeting (the “Unitholder Meeting”) of holders of our common units and subordinated units to consider and vote upon the Unitholder Proposals. In addition, we have agreed to (i) prepare and file with the SEC a proxy statement in preliminary form, (ii) use our commercially reasonable efforts to cause the proxy statement to be transmitted to holders of our common units and subordinated units as promptly as practicable following the filing of the proxy statement in definitive form with the SEC and (iii) take all commercially reasonable lawful action to solicit approval of the Unitholder Proposals by the holders of our common units and subordinated units.

The Unitholder Proposals include:

•
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

•
approval of the waiver of the Cumulative Common Unit Arrearage (as defined in the Amended Partnership Agreement) due and owing through the quarter prior to the quarter during which the unitholders approve the Unitholder Proposals; and

•
approval to amend the Amended Partnership Agreement to provide that no Minimum Quarterly Distribution dividends shall accrue or be paid to the holders of Subordinated Units during the four quarter period following the date that the unitholders approve the Unitholder Proposals and that, instead, such Minimum Quarterly Distributions that would be otherwise be paid to the holders of subordinated units will be paid to holders of common units, with the conflicts committee of the Board determining the amount of any such distribution.

The Board and the conflicts committee have each recommended that the public unitholders approve the Unitholder Proposals. The Unitholder Proposals must be approved by a majority of the outstanding common units (excluding any common units held by the General Partner and its affiliates) and a majority of the outstanding subordinated units in order for such proposals to be approved in accordance with our partnership agreement. Pursuant to the Global Transaction Agreement, the Purchasers have agreed to vote all of the subordinated units in favor of the Unitholder Proposals. The Preferred Units are not entitled to vote upon the Unitholder Proposals.

Phase II Transactions

Pursuant to the Global Transaction Agreement, upon the approval of the Unitholder Proposals, the following Phase II Transactions will take place: (i) the General Partner will amend the Amended Partnership Agreement to reflect the approval of the Unitholder Proposals, (ii) no later than 20 days after the date of the approval of the Unitholder Proposals (the “Unitholder Approval Date”), we will issue and sell to the Purchasers an aggregate of 2,615,386 Preferred Units (1,307,693 Preferred Units to each Purchaser) for a cash purchase price of $6.50 per Preferred Unit in a private transaction (the “Additional Private Placement”), resulting in total gross proceeds of approximately $17 million, such proceeds to be used to make the Special Distribution (as defined below), (iii) no later than 15 days after the Unitholder Approval Date, the General Partner will cause us to declare a distribution in favor of the holders of the common units in the amount of $0.78 per common unit (the “Special Distribution”), such Special Distribution to be paid no later than 45 days after the Unitholder Approval Date and (iv) we will undertake to complete a rights offering pursuant to which we will distribute to our existing common unitholders 0.5310 rights for each outstanding common unit, with each whole right entitling the holder to acquire, for a subscription price of $6.50, a newly issued Preferred Unit (the “Rights Offering”). We intend to use the proceeds from the Rights Offering to redeem the Convertible Debentures and for general partnership purposes.

Miscellaneous

In connection with our refinancing, several of our significant unitholders have filed Schedule 13Ds with the SEC indicating that they may take various actions and pursue options or remedies with respect to their investment in our partnership, including, without limitation, pursuing litigation against the General Partner, the Board, management of our General Partner and/or one or more affiliates thereof.  We believe the allegations made in these Schedule 13Ds are without merit and intend to vigorously defend any litigation that may be pursued.  On March 3, 2011, we met with certain of these significant unitholders to discuss their objections to the refinancing transactions set forth in the Global Transaction Agreement.  As of the date of this filing, no modifications to such transactions have been made and it is possible that no modifications will be made in the future.  Any modifications to the refinancing transaction will require the approval of Vitol and Charlesbank as well as the Board, including the Conflicts Committee thereof.

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

In connection with the Unitholder Proposals and the related transactions, we will file a proxy statement and other documents with the SEC. INVESTORS AND SECURITY HOLDERS ARE ADVISED TO READ THE PROXY STATEMENT WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PARTNERSHIP, THE UNITHOLDER PROPOSALS AND RELATED TRANSACTIONS. Investors and security holders may obtain copies of the proxy statement and other documents that we file with the SEC (when they are available) free of charge at the SEC’s web site at www.sec.gov. The definitive proxy statement and other relevant documents may also be obtained (when available) free of charge on our web site at www.bkep.com or by directing a request to Blueknight Energy Partners, L.P., Two Warren Place, 6120 South Yale Avenue, Suite 500, Tulsa, Oklahoma 74136, Attention: Investor Relations.

Charlesbank Change of Control

On November 12, 2010, Vitol sold 50% of the interests in the entity that owns our General Partner and 50% of our subordinated units and distribution rights to Charlesbank in connection with the Charlesbank Change of Control.  In connection with the Charlesbank Change of Control, Messrs. Michael R. Eisenson and Jon M. Biotti, both of whom are affiliated with Charlesbank, were appointed to the Board and Messrs. Javed Ahmed and Christopher G. Brown, both of whom are affiliated with Vitol, resigned from the Board.  Neither we nor our General Partner were party to the agreements related to the Charlesbank Change of Control.

Development Company

Vitol and Charlesbank have indicated that they intend to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets.  Vitol and Charlesbank have formed Development Company that they have informed us is intended to be focused on developing projects that we may later have the opportunity to acquire.  Vitol and Charlesbank own Development Company and we have no interest in this new entity.  Vitol and Charlesbank have informed us that they have committed to contribute up to $200 million in the aggregate to the development of projects within Development Company.  We cannot say with any certainty if Development Company will develop any projects or, if it does, which, if any, of these future acquisition opportunities may be made available to us by Development Company or if we will choose to pursue any such opportunity.

Our Revenues

Prior to an order of SemCorp’s bankruptcy court in September of 2008 and the settlement with SemCorp in its bankruptcy proceedings, SemCorp was obligated to pay us minimum monthly fees totaling $76.1 million annually and $58.9 million annually in respect of the minimum commitments under a throughput agreement relating to our crude oil assets and the terminalling agreement relating to our asphalt assets, respectively, regardless of whether such services were actually utilized by SemCorp.  The order of SemCorp’s bankruptcy court in September of 2008 required SemCorp to make certain payments under the throughput agreement and terminalling agreement during a portion of the third and fourth quarters of 2008, including the contractual minimum payments under the terminalling agreement.  In connection with the settlement, we waived the fees due under the terminalling agreement during March 2009 and SemCorp rejected the throughput agreement and the terminalling agreement.  Also in connection with the settlement, SemCorp transferred certain asphalt assets to us that were connected to our existing asphalt assets.  The transfer of SemCorp’s asphalt assets in connection with the settlement provides us with outbound logistics for our existing asphalt assets and, therefore, allows us to provide asphalt services for third parties.

We have been pursuing opportunities to provide crude oil terminalling and storage services and crude oil gathering and transportation services to third parties.  For the twelve months ended December 31, 2010, Vitol accounted for $21.2 million or 54% of our total crude oil terminalling and storage revenue, and we expect Vitol to account for approximately the same percentage of our crude oil terminalling and storage revenue in 2011.

In addition, as a result of new third-party crude oil transportation contracts and reduced commitments of usage by SemCorp under a throughput agreement relating to our crude oil assets, third parties accounted for approximately 96% of our crude oil pipeline, trucking and field services revenue in 2010.  We anticipate an increased level of utilization of these services by Vitol in 2011.

The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in SemCorp’s crude oil services provided due to the termination of the monthly contract minimum revenues under the throughput agreement relating to our crude oil assets in September 2008.  Average rates for the new third-party crude oil terminalling and storage and gathering and transportation contracts are comparable with those previously received from SemCorp.  However, the volumes being terminalled, stored, gathered and transported have decreased as compared to periods prior to the Bankruptcy Filings, which has negatively impacted total revenues.  We believe that volumes have stabilized in 2010, and we anticipate increased utilization of our assets in 2011.

The majority of the leases and storage agreements related to our asphalt facilities have terms that extend through December 31, 2016.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.  The revenues we receive pursuant to these leases and storage agreements are less than the revenues received under the terminalling agreement relating to our asphalt assets with SemCorp.

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

Our Expenses

Events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue strategic opportunities have resulted in increased expenses beginning in the third quarter of 2008, due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses increased significantly as a result of legal and professional fees incurred as a result of the Bankruptcy Filings.  General and administrative expenses decreased in 2010, and we expect that they will be further reduced again in 2011.

Prior to SemCorp’s Bankruptcy Filings, we relied upon SemCorp to provide us certain services to us pursuant to a shared services agreement.  Subsequent to SemCorp’s Bankruptcy Filings we have been transitioning to us the services provided by SemCorp under such shared services agreement.  We currently only rely on SemCorp for services related to the operation of our SCADA system.  We are in the process of transitioning the SCADA system operation to us and expect this to be complete in the second quarter of 2011

Our financial results as of December 31, 2009, reflect a $0.4 million allowance for doubtful accounts related to amounts due from third parties as of December 31, 2009.  The allowance is related primarily to amounts due from third parties and was established as a result of certain third party customers netting amounts due them from SemCorp with amounts due to us.  Due to the Manchester Change of Control, all outstanding awards under the Long-Term Incentive Plan vested on July 18, 2008, resulting in an incremental $18.0 million in non-cash compensation expense for the twelve months ended December 31, 2008.  Due to the Vitol Change of Control, all outstanding awards under the Long-Term Incentive Plan vested, resulting in an incremental $0.1 million in non-cash compensation expense for the twelve months ended December 31, 2009.  In connection with the Charlesbank Change of Control, we incurred professional fees of approximately $2.4 million related to the Global Transaction Agreement as defined below.  In addition, due to the Charlesbank Change of Control, deferred payments under certain employment agreements with our employees were accelerated, resulting in the recognition of an additional $2.5 million of compensation expense for the twelve months ended December 31, 2010. Also, as a result of the Charlesbank Change of Control, all outstanding awards under the Long-Term Incentive Plan vested, resulting in an incremental $0.1 million in non-cash compensation expense for the twelve months ended December 31, 2010.

In addition, we have experienced increased interest expenses and other costs due to the events of default that existed under our prior credit agreement and the entering into associated amendments to such prior credit agreement.  In October of 2010, we entered into a new credit agreement and expect decreased interest expense in 2011 as a result.  Please see “—Liquidity and Capital Resources” for a discussion of these agreements and the associated expenses.

Transfer of Certain Assets to Subsidiary Taxed as a Corporation

We have entered into storage contracts and leases with third party customers with respect to substantially all of our asphalt facilities. At the time of entering into such agreements, it was unclear under current tax law as to whether the rental income from the leases, and whether the fees attributable to certain of the processing services we provide under certain of the storage contracts, constitute “qualifying income.” In the second quarter of 2009, we submitted a request for a ruling from the IRS that rental income from the leases constitutes “qualifying income.” In October 2009, we received a favorable ruling from the IRS. As part of this ruling, however, we agreed to transfer, and have transferred, certain of our asphalt processing assets and related fee income to a subsidiary taxed as a corporation. This transfer occurred in the first quarter of 2010.  Such subsidiary is required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates. Distributions from such subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of such subsidiary will flow through to our unitholders. If a material amount of entity-level taxes are incurred by such subsidiary, then our cash available for distribution to its unitholders could be substantially reduced.  We do not anticipate future entity-level taxes incurred by such subsidiary to be significant.

Income taxes

As part of the process of preparing the consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which our subsidiary that is taxed as a corporation operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences and the net operating loss (“NOL”) carryforwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provision in our consolidated statement of operations.

Under ASC 740, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	taxable income projections in future years,
•	whether the carry forward period is so brief that it would limit realization of tax benefits,
•	future revenue and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and
•	our earnings history exclusive of the loss that gave rise to the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

Given that our subsidiary taxed as a corporation has no earnings history to consider in assessing the likelihood of realizing the benefits of our deferred tax assets and the fact that we anticipate this subsidiary will generate net operating losses for the foreseeable future, we have provided a full valuation allowance against our deferred tax asset as of December 31, 2010.

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

•
Crude oil terminalling and storage assets and services.  We provide crude oil terminalling and storage services at our terminalling and storage facilities located in Oklahoma and Texas.   We currently own and operate an aggregate of approximately 8.1 million barrels of storage capacity.  Of this storage capacity, approximately 6.7 million barrels are located at our terminal in Cushing, Oklahoma.  Our Cushing terminal is strategically located within the Cushing Interchange, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all New York Mercantile Exchange, or NYMEX, crude oil futures contracts.  Our terminals have a combined capacity to receive or deliver approximately 10.0 million barrels of crude oil per month.  We also own approximately 26 acres of additional land within the Cushing Interchange where we can develop additional storage capacity.

•
Crude oil pipeline assets and services.  We own and operate three pipeline systems, the Mid-Continent system, the Longview system, and the Eagle North system, collectively consisting of approximately 1,285 miles of pipelines that gather crude oil for our customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by us and others.  Our pipeline gathering and transportation system located in Oklahoma and the Texas Panhandle, which we refer to as the Mid-Continent system, has a combined length of approximately 820 miles.  Our second pipeline gathering and transportation system located in East Texas, which we refer to as the Longview system, consists of approximately 330 miles of tariff-regulated crude oil gathering pipeline.  Our third pipeline transportation system located in Oklahoma, which we refer to as the Eagle North Pipeline System, consists of approximately 135 miles of pipeline.

•
Crude oil trucking and producer field services.  In addition to our pipelines, we use our approximately 170 owned or leased tanker trucks to gather crude oil in Kansas, Oklahoma, Texas, New Mexico and Colorado for our customers at remote wellhead locations generally not connected to pipeline and gathering systems and transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems.  In connection with our gathering services, we also provide a number of producer field services, ranging from gathering condensates from natural gas producers to hauling production waste water to disposal wells.

•
Asphalt Services.  Our 45 asphalt cement terminals are located in 22 states and as such are well positioned to provide asphalt services in the market areas they serve throughout the continental United States.  With our approximately 7.4 million barrels of total asphalt product and residual fuel oil storage capacity, we are able to provide our customers the ability to effectively manage their asphalt product storage and processing and marketing activities.  We currently have storage contracts or leases with third party customers relating to 44 of our 45 asphalt facilities.

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

•
From our initial public offering until the Bankruptcy Filings, a substantial portion of our revenues were derived from services provided to the crude oil purchasing, marketing and distribution operations of SemCorp pursuant to the throughput agreement relating to our crude oil assets. Under the throughput agreement, SemCorp paid us a fee for gathering, transportation, terminalling and storage services based on volume and throughput.  In rendering these services, we did not take title to, or marketing responsibility for, the crude oil that we gathered, transported, terminalled or stored and, therefore, we had minimal direct exposure to changes in crude oil prices.

•
Prior to our initial public offering, the Crude Oil Business had historically been a part of the integrated operations of SemCorp, and neither SemCorp nor our Predecessor recorded revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis. SemCorp and our Predecessor recognized only the costs associated with providing such services. As such, the revenues we received under the throughput agreement with SemCorp are not reflected in the historical financial statements of our Predecessor.

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

•
Our Predecessor had $31.2 million in debt payable to SemCorp which was not assumed by us in our initial public offering.  We entered into a $250.0 million five year credit facility and borrowed $137.5 million under that facility and used net proceeds of approximately $38.7 million from the issuance of 1,875,000 common units pursuant to the underwiters' exercise of their over-allotment option in our initial public offering to reduce outstanding borrowings under our credit facility.  In connection with the purchase of our asphalt assets in 2008, we amended our credit facility to increase our borrowing capacity thereunder.  This borrowing capacity was subsequently reduced, and in October of 2010, we entered into a new credit agreement as described in "—Liquidity and Capital Resources."

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

Acquisition Activities. We may pursue acquisition opportunities.  These acquisition efforts may involve assets that, if acquired, would have a material effect on our financial condition, results of operations and cash flows. We can give no assurance that any such acquisition efforts will be successful or that any such acquisition will be completed on terms considered favorable to us.

Organic Expansion Activities. We may pursue opportunities to expand our existing asset base and consider constructing additional assets in strategic locations.  The construction of additions or modifications to our existing assets, and the construction of new assets, involve numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and may require the expenditure of significant amounts of capital.

Distributions to our Unitholders.  We may make distributions to holders of our preferred units, common units and subordinated units as well as to our General Partner.  To the extent that our substantially all of our cash generated by our operations is used to make such distributions, we expect that we will rely upon external financing sources, including commercial bank borrowings and other debt and equity issuances, to fund our acquisition and expansion capital expenditures, as well as our working capital needs.

Results of Operations

We manage our operations through four operating segments: (i) crude oil terminalling and storage services, (ii) crude oil pipeline services, (iii) crude oil trucking and producer field services, and (iv) asphalt services.  During the fourth quarter of 2010, we changed the structure of our internal organization in a manner that caused the composition of our operating and reportable segments to change.  Previously, the crude oil pipeline services segment and the crude oil trucking and producer field services segment were presented on a combined basis.  The change in our internal organization was prompted by our December 2010 acquisition of a producer field service business and our December 2010 placement of ENPS into service.  All periods prior to this change in our internal organization have been restated to reflect our current operating segments.

The following table and discussion is a summary of our results of operating for each of the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$13,877	$39,662	$17,701
Related party(1)	28,089	3,638	21,258
Total crude oil terminalling and storage revenues	41,966	43,300	38,959
Crude oil pipeline services revenues:
Third party	7,360	12,964	11,740
Related party(1)	13,461	523	1,543
Total crude oil pipeline services revenues	20,821	13,487	13,283
Crude oil trucking and producer field services revenues:
Third party	27,056	36,185	42,437
Related party(1)	36,492	6,090	740
Total crude oil trucking and producer field services revenues	63,548	42,275	43,177
Asphalt services revenues:
Third party	2	35,890	57,205
Related party(1)	65,843	21,824	-
Total asphalt services revenues	65,845	57,714	57,205
Total revenues	192,180	156,776	152,624

Operating expenses:
Crude oil terminalling and storage	6,314	7,525	7,725
Crude oil pipeline services	13,716	11,139	13,079
Crude oil trucking and producer field services	52,290	42,802	43,687
Asphalt services	31,758	34,659	33,164
Total operating expenses	104,078	96,125	97,655

Gain on settlement transaction	-	2,585	-
Loss contingency, net of insurance recovery	-	-	7,200

General and administrative expenses	43,085	28,137	20,454

Operating income	45,017	35,099	27,315
Other (income) expense
Interest expense	26,951	51,399	48,638
Change in fair value of derivative embedded within convertible debt	-	-	6,650
Change in fair value of rights offering contingency	-	-	(4,384)
Income Tax Expense	291	205	207
Net income (loss)	$17,775	$(16,505)	$(23,796)
_______________
(1)
We provide services to SemCorp and Vitol.  For the twelve months ended December 31, 2008, 2009, and 2010, we recognized revenues of $143.9 million, $26.5 million and $1.0 million, respectively, for services provided to SemCorp.  Of these amounts, $143.9 million and $26.3 million are classified as related party revenues for the twelve months ended December 31, 2008 and 2009, respectively, while $0.2 million and $1.0 million are classified as third party revenue for the twelve months ended December 31, 2009 and 2010, respectively.  For the twelve months ended December 31, 2008, 2009, and 2010, we recognized revenues of $6.6 million, $9.4 million, and $23.2 million, respectively, for services provided to Vitol.  Of these amounts, $6.6 million and $8.4 million are classified as third party revenues for the twelve months ended December 31, 2008 and 2009, respectively.  In the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue.  All revenue for services provided to Vitol for the twelve months ended December 31, 2010 is classified as related party revenue.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Service revenues. Service revenues, including reimbursement revenues for fuel and power, property tax, and insurance expenses related to the operations of our liquid asphalt facilities of $6.9 million, were $152.6 million for the twelve months ended December 31, 2010 compared to $156.8 million for the twelve months ended December 31, 2009, a decrease of $4.2 million, or 3%.

Crude oil terminalling and storage revenues decreased by $4.3 million to $39.0 million for the twelve months ended December 31, 2010 compared to $43.3 million for the twelve months ended December 31, 2009.  Our revenues in 2009 were influenced by certain, short-term storage contracts that were not in place in 2010.  Our crude oil terminalling and storage assets are fully contracted, and we expect crude oil terminalling and storage revenues in 2011 to be consistent with those realized in 2011.

Our crude oil pipeline services revenue decreased by $0.2 million to $13.3 million for twelve months ended December 31, 2010 compared to $13.5 million for the twelve months ended December 31, 2009. We expect increased utilization of our pipeline services assets in 2011.

Our crude oil trucking and producer field services revenue increased by $0.9 million to $43.2 million for twelve months ended December 31, 2010 compared to $42.3 million for the twelve months ended December 31, 2009.  This increase is due to increased utilization of our assets driven by increased market demand for our services.  As a result or our acquisition of a producer field services company in Dumas, Texas in December of 2010, we expect increased revenue in 2011.

Our asphalt services revenue decreased by $1.3 million to $50.3 million for the twelve months ended December 31, 2010 compared to $51.6 million for the twelve months ended December 31, 2009, excluding reimbursement revenues related to fuel and power, property tax, and insurance expenses related to the operations of our liquid asphalt facilities of $6.9 million and $6.1 million for the twelve months ended December 31, 2010 and 2009, respectively.  This decrease is due to our earning less revenue under our current operating and lease contracts than we did under the contract with SemCorp that was effective in the first quarter of 2009.  We currently have leases and storage agreements with third party customers relating to 44 of our 45 asphalt facilities.

Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses increased by $1.6 million, or 2%, to $97.7 million for the twelve months ended December 31, 2010 compared to $96.1 million for the twelve months ended December 31, 2009.  We expect this level of operating expenses to be indicative of the level of operating expenses we will incur in 2011.  Crude oil terminalling and storage operating expenses increased by $0.2 million to $7.7 million for the twelve months ended December 31, 2010 compared to $7.5 million for the twelve months ended December 31, 2009.  Our crude oil pipeline services operating expenses increased by $2.0 million to $13.1 million for the twelve months ended December 31, 2010 compared to $11.1 million for the twelve months ended December 31, 2009.  Our crude oil trucking and producer field services operating expenses increased by $0.9 million to $43.7 million for the twelve months ended December 31, 2010 compared to $42.8 million for the twelve months ended December 31, 2009.  Our asphalt operating expenses decreased by $1.5 million to $33.2 million for the twelve months ended December 31, 2010 compared to $34.7 million for the twelve months ended December 31, 2009.

Compensation expense increased by $4.4 million to $33.4 million for the twelve months ended December 31, 2010 compared to $29.0 million for the twelve months ended December 31, 2009.  This increase is a result of directly employing our own personnel as we transitioned away from the services provided by SemCorp under a shared services agreement, and was impacted by $2.5 million in expenses associated with deferred payment provisions under certain employment agreements that were accelerated as a result of the Charlesbank Change of Control.

Our repair and maintenance expenses increased by $1.2 million to $8.3 million for the twelve months ended December 31, 2010 compared to $7.1 million for the twelve months ended December 31, 2009.  Our utilities expenses increased by $0.9 million to $14.5 million for the twelve months ended December 31, 2010 as compared to $13.6 million for the twelve months ended December 31, 2009 due to increased rates.  Insurance premium expenses increased by $0.2 million to $2.5 million for the twelve months ended December 31, 2010 compared to $2.3 million for the twelve months ended December 31, 2009 due to higher premiums associated with the renewal of property, auto and environmental insurance policies.  In addition, we incurred $0.3 million in insurance settlement expenses for the twelve months ended December 31, 2010 related to the settlement of a dispute over an asphalt facility agreement.

Operating expenses for the twelve months ended December 31, 2010 include a $0.8 million impairment charge related to an asphalt facility located in Morehead City, North Carolina that we sold in April of 2010.

These increases in expenses were partially offset by decreases in other expenses.   Management fees and shared services fees paid to SemCorp decreased $1.4 million for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009.  We expect to complete our transition away from the services provided by SemCorp early in 2011.

Outside services decreased by $0.5 million to $3.4 million for the twelve months ended December 31, 2010 compared to $3.9 for the twelve months ended December 31, 2009.  This is the result of our continued progress in building our operational management team, and is reflective of the fact that we are relying less on outside service providers.

Ad valorem and use taxes decreased by $1.3 million to $4.1 million for the twelve months ended December 31, 2010 compared to $5.4 million for the twelve months ended December 31, 2009 due to both the successful protests of assessed values and the implementation of abatement agreements that became effective on January 1, 2010.

Depreciation and amortization decreased $2.6 million for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009.  This decrease is comprised of a $1.7 million decrease in amortization of intangible assets as we recognized a full impairment charge in 2009, with the remaining $0.9 million decrease attributed to assets that became fully depreciated.

Gain on settlement transaction. Operating income for the twelve months ended December 31, 2009 includes a $2.6 million gain recognized in connection with the settlement of certain items with SemCorp in its bankruptcy proceedings. We have accounted for the assets transferred pursuant to the settlement as an exchange of nonmonetary assets. Accordingly, we recorded the crude oil assets and the asphalt assets received in the settlement at the fair value of the transferred settlement assets. The fair value of these assets resulted in our recording a gain of $2.6 million in the twelve months ended December 31, 2009.

Loss contingency, net of insurance recovery. The twelve months ended December 31, 2010 includes $7.2 million of expense which is the net of a $20.2 million loss contingency related to the pending class-action litigation (see “Item 3. Legal Proceedings”) and expected insurance proceeds of $13.0 million.

General and administrative expenses. General and administrative expenses decreased by $7.6 million, or 27%, to $20.5 million for the twelve months ended December, 2010 compared to $28.1 million for the twelve months ended December 31, 2009. This decrease is due to decreased costs related to legal and financial advisors as well as other related costs incurred in 2009 in connection with events related to the SemCorp’s Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into contracts with third party customers and pursue other strategic opportunities.

Interest expense.  Interest expense includes interest on capital lease obligations, long-term borrowings under our credit facility, payables to related parties and amortization of both debt issuance costs and the convertible debt discount.  Interest expense decreased by $2.8 million to $48.6 million for the twelve months ended December 31, 2010 compared to $51.4 million for the twelve months ended December 31, 2009. The decrease was primarily due to a decrease in the average long-term borrowings outstanding from 2009 to 2010 that resulted in a decrease in interest expense of $4.9 million. In addition, the twelve months ended December 31, 2010 included decreases in interest expense due to capitalized interest of $3.8 million, while the twelve months ended December 31, 2009 had no capitalized interest. Amortization of debt issuance costs decreased $2.0 million as a result of refinancing our credit facility. These decreases were offset by an increase of $4.9 million due to a higher average interest rate incurred on our borrowings for the twelve months ended December 31, 2010, compared to the twelve months ended December 31, 2009.  Also, additional, deferred interest related to our prior credit facility for the twelve months ended December 31, 2010 was $4.6 million compared to $4.4 million for the twelve months ended December 31, 2009.  In addition, the twelve months ended December 31, 2010 includes a $1.4 million gain reflected as a reduction of interest expense related to the refinancing of our debt, representing accrued, unpaid interest waived when the prior credit facility was terminated and was replaced with our current credit agreement.  We also incurred interest expense of $0.9 million on our convertible debentures and $0.2 million on our $5.5 million note payable to Vitol in connection with our financing of the completion of the construction of our Eagle North Pipeline System during the twelve months ended December 31, 2010 as opposed to no interest for these items for the twelve months ended December 31, 2009.  For 2010 we recognized $3.2 million in non-cash interest expense due to the amortization of the convertible debentures discount.

Other Expense.  Other expense for the year ended December 31, 2010 included a $6.7 million decrease in the fair value of the embedded derivative liability derived from the conversion option in the convertible subordinated debenture, partially offset by a decrease of $4.4 million in the fair value of the rights offering contingency.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Service revenues. Service revenues, including fuel surcharge revenues of $5.1 million related to fuel and power consumed to operate our asphalt product storage tanks, were $156.8 million for the twelve months ended December 31, 2009 compared to $192.2 million for the twelve months ended December 31, 2008, a decrease of $35.4 million, or 18%.

Crude oil terminalling and storage revenues increased by $1.3 million to $43.3 million for the twelve months ended December 31, 2009 compared to $42.0 million for the twelve months ended December 31, 2008.  In connection with the Bankruptcy Filings, SemCorp rejected the throughput agreement related to our crude oil operations, and we concurrently began to replace this business with services provided to other third party customers.  This resulted in a 186% increase in our crude oil terminalling and service revenues related to third parties other than SemCorp during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Crude oil pipeline services revenue decreased by $7.3 million to $13.5 million for twelve months ended December 31, 2009 compared to $20.8 million for the twelve months ended December 31, 2008.  Crude oil trucking and producer field services revenue decreased by $21.2 million to $42.3 million for twelve months ended December 31, 2009 compared to $63.5 million for the twelve months ended December 31, 2008. These decreases are primarily due to the rejection of the throughput agreement by SemCorp and the effect of the Bankruptcy Filings.

We acquired our asphalt assets from SemCorp in February of 2008 and in March of 2009 in connection with the settlement of certain items with SemCorp in its bankruptcy proceedings.  Our asphalt services revenue decreased by $8.1 million to $57.7 million for the twelve months ended December 31, 2009 compared to $65.8 million for the twelve months ended December 31, 2008.  All of the 2008 asphalt services revenue was generated under the terminalling agreement with SemCorp relating to our asphalt assets, compared to 38% of our asphalt service revenues that were generated under the terminalling agreement in 2009 prior to SemCorp’s rejection of the terminalling agreement.

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

Crude oil terminalling and storage operating expenses increased by $1.2 million to $7.5 million for the twelve months ended December 31, 2009 compared to $6.3 million for the twelve months ended December 31, 2008, primarily as a result of an increase in depreciation of $0.6 million related primarily to the acquisition by us of certain storage assets at Cushing, Oklahoma, a $0.3 million increase in property taxes, and a $0.4 million increase in incentive compensation.  Other compensation expenses increased by $0.3 million due primarily to the direct employment of employees rather than through shared services with SemCorp.  This resulted in a corresponding decrease in shared service expenses of $0.2 million.  Repair and maintenance related expenses increased by $0.5 million to $1.2 million for the twelve months ended December 31, 2009.

Our crude oil pipeline services operating expenses decreased by $2.6 million to $11.1 million for the twelve months ended December 31, 2009, compared to $13.7 million for the twelve months ended December 31, 2008.  Our crude oil trucking and producer field services operating expenses decreased by $9.5 million to $42.8 million for the twelve months ended December 31, 2009 compared to $52.3 million for the twelve months ended December 31, 2008.   Fuel expense decreased $5.0 million due to a decrease in the utilization of our assets and decreasing fuel prices.  In addition, we also experienced decreases in compensation expense of $3.3 million, maintenance and repairs expense of $0.7 million, and pipeline drag reducing agent expense of $0.5 million as a result of the decrease in utilization of our assets.  Our financial results for 2008 include $0.6 million of expense related to the establishment of an allowance for doubtful accounts related to amounts due from third parties.  The allowance was established as a result of certain third party customers netting amounts due them from SemCorp with amounts due to us.  We recorded no incremental allowances for doubtful accounts in the twelve months ended December 31, 2009.  Lease expenses incurred in connection with our crude oil transport trucks and trailers increased by $0.3 million as a result of replacing units that were previously financed under capital leases with units under operating leases.  Our insurance premiums expense increased by $0.4 million as a result of increased rates under renewed policies.  Expenses incurred for services provided by SemCorp under shared service agreements decreased by $0.9 million to $1.5 million for the twelve months ended December 31, 2009.  Depreciation expense for our crude oil pipeline services assets decreased $0.6 million during the twelve months ended December 31, 2009 to $2.9 million primarily as a result of a decrease in the number of transportation trucks and trailers financed under capital leases.  We incurred an additional $1.4 million in 2009 amortization expense due to impairment of our intangible assets.

Asphalt services operating expenses increased by $2.9 million to $34.7 million for the twelve months ended December 31, 2009 compared to $31.8 million for the twelve months ended December 31, 2008.  The overall increase in operating expenses related to our asphalt services was primarily the result of 2008 representing a partial year of operations as we purchased our asphalt storage assets in February of 2008.  This was further impacted by our receiving additional asphalt assets in the Settlement.  Property taxes increased by $1.6 million to $3.8 million for the twelve months ended December 31, 2009 for the above noted reasons.  In addition, depreciation expense increased by $1.9 million to $12.1 million for the twelve months ended December 31, 2009, due both to 2008 being an incomplete year of operations and our receiving additional asphalt assets in the Settlement.

Gain on settlement transaction. Operating income for the twelve months ended December 31, 2009 includes a $2.6 million gain recognized in connection with the Settlement. We have accounted for the assets transferred pursuant to the Settlement as an exchange of nonmonetary assets. Accordingly, we recorded the crude oil assets and the asphalt assets received in the Settlement at the fair value of the transferred settlement assets. The fair value of these assets resulted in our recording a gain of $2.6 million in the twelve months ended December 31, 2009.

General and administrative expenses. General and administrative expenses decreased by $15.0 million, or 35%, to $28.1 million for the twelve months ended December 31, 2009 compared to $43.1 million for the twelve months ended December 31, 2008.  As a result of the Manchester Change of Control that occurred in July 2008, we recognized an incremental $18.0 million in non-cash compensation expense due to the vesting of all outstanding awards under the Long-Term Incentive Plan at the time of the Manchester Change of Control.  In addition, expenses incurred for services provided by SemCorp decreased by $4.3 million in 2009, as compared to 2008, as a result of our transitioning away from SemCorp.  These decreases were partially offset by increases in 2009 in employee compensation expenses of $4.1 million and insurance premiums of $1.0 million due to directly employing employees whose services were previously provided by SemCorp.  Also, as a result of transitioning away from SemCorp, we incurred information technology expenses of $0.5 million in 2009.  Information technology services were previously included in the services provided by SemCorp under the Amended Omnibus Agreement.  Legal expenses related to events related to the Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue strategic opportunities increased by $2.1 million to $7.7 million for the twelve months ended December 31, 2009, compared to $5.6 million for the twelve months ended December 31, 2008.  We also incurred $0.2 million in office rent expense in 2009 that was formerly included in the fees paid under the Amended Omnibus Agreement.

Interest expense.  Interest expense represents interest on capital lease obligations and long-term borrowings under our credit facility, the amortization of debt issuance costs and the impact of interest rate swap agreements. Interest expense increased by $24.4 million to $51.4 million for the twelve months ended December 31, 2009, compared to $27.0 million for the twelve months ended December 31, 2008. The increase was primarily due to an increase in the average interest rate we incurred on our borrowings for the twelve months ended December 31, 2009, compared to the twelve months ended December 31, 2008, which accounted for approximately $13.5 million of the increase in interest expense, net of capitalized interest. An increase in average long-term borrowings outstanding from 2008 to 2009 resulted in an additional $3.2 million increase in interest expense for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008.  Furthermore, other interest expense increased by $6.7 million from income of $0.4 million related to interest rate swaps for 2008 to $6.3 million in expense as a result of incremental amortization of debt issuance costs in 2009, due to the amendment of our credit facility.  In addition, the twelve months ended December 31, 2008 included decreases in interest expense due to capitalized interest of $0.9 million and other interest income of $0.2 million, while the twelve months ended December 31, 2009 had no capitalized interest or other interest income.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of the Partnership’s operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash generated from our operations and borrowings under our credit facility have historically been the primary sources of our liquidity.  As of March 11, 2011, we had $238.7 million in outstanding borrowings under our credit facility (consisting of $38.7 million under our revolving credit facility and $200.0 million under our term loan facility) with an aggregate unused credit availability under our revolving credit facility of approximately $36.3 million and cash on hand of approximately $4.5 million.  Our revolving credit facility is limited to $75.0 million.

The following table summarizes our sources and uses of cash for the twelve months ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in millions)
Net cash provided by operating activities	$56.0	$14.4	$19.9
Net cash used in investing activities	(520.3)	(5.9)	(22.2)
Net cash provided by (used in) financing activities	492.7	(31.7)	1.6

Operating Activities     Net cash provided by operating activities increased by $5.5 million for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009.  The increase in net cash provided by operating activities is primarily the result of changes in working capital.

Net cash provided by operating activities decreased by $41.6 million for the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008.  The decrease in net cash provided by operating activities is primarily due to a $34.3 million decrease in our net income for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily as a result of decreased revenues generated by services provided under the throughput agreement relating to our crude oil assets and the terminalling agreement relating to our asphalt assets, which were rejected by SemCorp in connection with the Bankruptcy Filings.  In addition, net cash provided by our operating activities in 2009 was impacted by an $18.0 million decrease in equity-based compensation related to the vesting of certain awards made under the Long-Term Incentive Plan in connection with the Manchester Change of Control in 2008, a $5.3 million increase in the amortization of debt issuance costs related to the amendments of our credit facility in 2009, a $1.4 million increase in depreciation expense, and a $1.4 million increase in amortization due to the impairment of intangible assets.

Investing Activities.     Net cash used in investing activities was $22.2 million for the twelve months ended December 31, 2010 compared to $5.9 million for the twelve months ended December 31, 2009. This increase is primarily related to increased capital expenditures for the twelve months ended December 31, 2010.  Capital expenditures in 2010 included maintenance capital expenditures of $6.0 million, expansion capital expenditures of $12.1 million and an acquisition of $5.7 million.

Net cash used in investing activities was $5.9 million for the twelve months ended December 31, 2009, compared to $520.3 million for the twelve months ended December 31, 2008. This decrease is primarily attributable to no acquisitions occurring in 2009 compared to total acquisitions of $514.7 million in 2008 including the acquisition from SemCorp of our asphalt storage assets, the Eagle North Pipeline System and an additional 2.0 million barrels of crude oil storage located in Cushing, Oklahoma.  Net cash used in investing activities during the twelve months ended December 31, 2009 is primarily comprised of maintenance capital expenditures.

Financing Activities.    Net cash provided by financing activities was $1.6 million for the twelve months ended December 31, 2010 as compared to net cash used by financing activities of $31.7 million for the twelve months ended December 31, 2009.  In October 2010, we refinanced our debt and repaid all then-outstanding balances under our prior credit facility of $426.5 million, replacing that financing with borrowings under our new credit facility of $243.9 million, $142.9 million in proceeds from the issuance of Series A preferred units and proceeds of $49.4 million from the issuance of convertible subordinated debentures.  We also received proceeds of $5.5 million under a contract with Vitol to complete the construction of our Eagle North Pipeline System.  The remaining financing activity primarily relates to debt issuance costs.

Net cash used in financing activities was $31.7 million for the twelve months ended December 31, 2009 as compared to net cash provided by financing activities of $492.7 million for the twelve months ended December 31, 2008.  Net cash provided by financing activities for the twelve months ended December 31, 2008 includes proceeds of an underwritten public offering and borrowings under our credit facility in connection with our purchase of our asphalt storage assets in February 2008, as well as borrowings under our credit facility in connection with our purchase of Eagle North Pipeline System and 2.0 million barrels of crude oil storage at Cushing, Oklahoma in the second quarter of 2008. Net cash used in financing activities for the twelve months ended December 31, 2009 is primarily comprised of net payments under our credit facility and debt issuance costs related to our amended credit facility.

Our Liquidity and Capital Resources

Cash flow from our operations and our credit facility are our primary sources of liquidity.  At December 31, 2010, we had a working capital deficit of $85.1 million.  This is primarily a function of both the $59.3 million of convertible debentures, including the fair value of an embedded derivative, that will convert to equity in 2011 and our approach to cash management.  At December 31, 2010, we had approximately $34.5 million of availability under our revolving credit facility.  As of March 11, 2011, we had an aggregate unused credit availability under our revolving credit facility of approximately $36.3 million and cash on hand of approximately $4.5 million.

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

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. Our partnership agreement provides that we distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our General Partner to provide for the proper conduct of our business (including for future capital expenditures) and to comply with the provisions of our credit facility.  We expect that substantially all of our cash generated from operations will be used to reduce our debt or pay distributions.  Accordingly, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations because we distribute all of our available cash.

Description of Credit Facility.

On October 25, 2010, we entered into a new credit agreement, which we refer to as our credit agreement.  Our credit agreement includes a $200.0 million term loan facility and a $75.0 million revolving loan facility.  Vitol is a lender under our credit agreement and has committed to loan us $15.0 million pursuant to such agreement.  The entire amount of the term loan and approximately $43.9 million of the revolver was drawn on October 25, 2010 in connection with repaying all existing indebtedness under our prior credit agreement.  The proceeds of loans made under our credit agreement may be used for working capital and other general corporate purposes.

The credit agreement is guaranteed by all of our existing subsidiaries. Obligations under our credit agreement are secured by first priority liens on substantially all of our assets and those of the guarantors, including all material pipeline, gathering and processing assets, all material storage tanks and asphalt facilities, all material working capital assets and a pledge of all of our equity interests in our subsidiaries.

The credit agreement includes procedures for additional financial institutions to become revolving lenders, or for any existing lender to increase its revolving commitment thereunder, subject to an aggregate maximum of $200.0 million for all revolving loan commitments under our credit agreement.

The credit agreement will mature on October 25, 2014, and all amounts outstanding under our credit agreement shall become due and payable on such date.  We may prepay all loans under our credit agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The credit agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, casualty events and debt incurrences, and, in certain circumstances, with a portion of our excess cash flow (as defined in the credit agreement).  These mandatory prepayments will be applied to the term loan under our credit agreement until it is repaid in full, then applied to reduce commitments under the revolving loan facility.

Until approximately May 15, 2011, borrowings under our credit agreement will bear interest, at our option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After approximately May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in the credit agreement).  We pay a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and we pay a commitment fee of 0.50% per annum on the unused availability under the credit agreement.  The credit agreement does not have a floor for the ABR or the eurodollar rate.  In connection with entering into our credit agreement, we paid certain upfront fees to the lenders thereunder, and we paid certain arrangement and other fees to the arranger and administrative agent of our credit agreement.  Vitol received its pro rata portion of such fees as a lender under our credit agreement. During the three months ended December 31, 2010, our weighted average interest rate under the credit agreement was 6.2% and our total weighted average interest rate, including interest under our convertible debentures and the Vitol Throughput Capacity Agreement was 13.9%, resulting in interest expense of approximately $10.1 million, excluding capitalized interest of $1.0 million.

The credit agreement includes financial covenants that will be tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter (except for the consolidated interest coverage ratio, which builds to a four-quarter test).

The maximum permitted consolidated total leverage ratio is as follows:

•	5.00 to 1.00 for the fiscal quarters ending December 31, 2010, March 31, 2011 and June 30, 2011;

•	4.75 to 1.00 for the fiscal quarters ending September 30, 2011 and December 31, 2011; and

•	4.50 to 1.00 for the fiscal quarter ending March 31, 2012 and each fiscal quarter thereafter.

The minimum permitted consolidated interest coverage ratio (as defined in the credit agreement) is as follows:

•	2.50 to 1.00 for the fiscal quarters ending December 31, 2010, March 31, 2011 and June 30, 2011; and

•	3.00 to 1.00 for the fiscal quarter ending September 30, 2011 and each fiscal quarter thereafter.

In addition, the credit agreement contains various covenants that, among other restrictions, limit our ability to:

•	create, issue, incur or assume indebtedness;

•	create, incur or assume liens;

•	engage in mergers or acquisitions;

•	sell, transfer, assign or convey assets;

•	repurchase our partnership's equity, make distributions to unitholder and make certain other restricted payments;

•	make investments;

•	modify the terms of the Convertible Debentures and certain other indebtedness, or prepay certain indebtedness;

:
•	engage in transactions with affiliates;

•	enter into certain hedging contracts;

•	enter into certain burdensome agreements;

•	change the nature of our business;

•	enter into operating leases; and

•	make certain amendments to the Amended Partnership Agreement.

At December 31, 2010, our leverage ratio is 4.19 and the interest coverage ratio is 4.68.  We are in compliance with all covenants of our credit agreement as of December 31, 2010.

The credit agreement permits us to make quarterly distributions of available cash (as defined in the Amended Partnership Agreement) to unitholders so long as:  (i) no default or event of default exists under our credit agreement, (ii) we have, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) our consolidated total leverage ratio, on a pro forma basis, would not be greater than (x) 4.50 to 1.00 for any fiscal quarter on or prior to the fiscal quarter ending June 30, 2011, (y) 4.25 to 1.00 for the fiscal quarters ending September 30, 2011 and December 31, 2011, or (z) 4.00 to 1.00 for any fiscal quarter ending on or after March 31, 2012.  We are currently allowed to make distributions to our unitholders in accordance with these covenants; however, we will only make distributions to the extent we have sufficient cash from operations after establishment of cash reserves as determined by our general partner in accordance with our cash distribution policy, including the establishment of any reserves for the proper conduct of our business.

Each of the following is an event of default under the credit agreement:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to meet the quarterly financial covenants;

•	failure to observe any other agreement, obligation or covenant in the credit agreement or any related loan document, subject to cure periods for certain failures;

•	the failure of any representation or warranty to be materially true and correct when made;

•	our, or any of our subsidiaries', default under other indebtedness that exceeds a threshold amount;

•	judgments against us or any of our subsidiaries, in excess of a threshold amount;

•	certain ERISA events involving us or any of our subsidiaries, in excess of a threshold amount;

•	bankruptcy or other insolvency events involving us or any of our subsidiaries; and

•	a change in control (as defined in the credit agreement).

If an event of default relating to bankruptcy or other insolvency events occurs, all indebtedness our credit agreement will immediately become due and payable.  If any other event of default exists under our credit agreement, the lenders may accelerate the maturity of the obligations outstanding under our credit agreement and exercise other rights and remedies.  In addition, if any event of default exists under our credit agreement, the lenders may commence foreclosure or other actions against the collateral.

If any default occurs under the credit agreement, or if we are unable to make any of the representations and warranties in the credit agreement, we will be unable to borrow funds or have letters of credit issued under the credit agreement.

It will constitute a change of control under our credit agreement if either Vitol or Charlesbank ceases to own, directly or indirectly, exactly 50% of the membership interests of our general partner or if our general partner ceases to be controlled by both Vitol and Charlesbank.

Contractual Obligations.  A summary of our contractual cash obligations over the next several fiscal years, as of December 31, 2010, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$283.0	$11.3	$22.6	$249.1	$-
Convertible subordinated debentures(2)	59.3	59.3	-	-	-
Operating lease obligations	13.5	4.8	5.6	2.4	0.7
Related party Throughput Capacity Agreement(3)	7.3	2.1	4.3	0.9	-
Shared Services Agreement obligations(4)	0.9	0.3	0.5	0.1	-
Non-compete agreement(5)	0.2	0.1	0.1	-	-
_______________
(1)
Represents required future principal repayments of borrowings of $239.9 million and variable rate interest payments of $43.1 million.  At December 31, 2010, $225.0 million of our borrowings had an interest rate of 4.52% and the remaining $14.9 million had an interest rate of 6.5%.  These amounts and interest rates were used to calculate future interest payments.  All amounts outstanding under the credit facility mature in October 2014.

(2)
Represents $31.7 million in outstanding convertible debentures and the fair value of embedded derivatives of $27.6 million.  The convertible debentures will mature on December 31, 2011 and, on such date, all outstanding principal and any accrued and unpaid interest will automatically convert into preferred units.

(3)	Represents required future repayments of the Vitol prepaid fee related to the Throughput Capacity Agreement of $5.5 million and interest of $1.8 million. This agreement matures at December 31, 2014.
(4)
Represents required future payments under the shared services agreement into which we and SemCorp entered in connection with the settlement of certain items in SemCorp’s bankruptcy proceedings.   We are in the process of transitioning these services to us.

(5)	Represents required future payments under a non-compete agreement related to our acquisition of certain field services assets.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. Management makes significant estimates including: (1) allowance for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated cash flows and fair values inherent in impairment tests; (4) accruals related to revenues and expenses; (5) the estimated fair value of financial instruments; and (6) liability and contingency accruals. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs that do not add capacity or extend the useful life of an asset are expensed as incurred. The carrying value of the assets is based on estimates, assumptions and judgments relative to useful lives and salvage values.  As assets are disposed of or sold, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operating expense in the statements of operations.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06 – Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements, which provides additional guidance to improve disclosures regarding fair value measurements. The ASU amends ASC 820-10, Fair Value Measurements and Disclosures—Overall (formerly FAS 157, Fair Value Measurements) to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward.  The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques.  The ASU applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. This statement did not have a significant impact on the Partnership due to it only requiring enhanced disclosures.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk due to variable interest rates under our credit facility.

As of March 11, 2011 we had $238.7 million outstanding under our credit facility that was subject to a variable interest rate.  Until approximately May 15, 2011, borrowings under our credit agreement will bear interest, at our option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After approximately May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in the credit agreement).

During the twelve months ended December 31, 2010, the weighted average interest rate incurred by us was 13.5% resulting in interest expense of approximately $52.4 million, excluding capitalized interest of $3.8 million.  The weighted average interest rate incurred by us in 2010 was impacted by the effective interest rate for borrowings under our prior credit facility.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on borrowings as of December 31, 2010, an increase or decrease of 100 basis points in the interest rate will result in increased annual interest expense of approximately $2.4 million.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm PricewaterhouseCoopers LLP, are set forth on pages F-1 through F-51 of this report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of December 31, 2010, were effective.

Management’s Report on Internal Control Over Financial Reporting.  Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing on page F-2.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On March 10, 2011, the compensation committee of the Board awarded (i) discretionary bonus awards relating to our results of operations in 2010 as follows: $175,000, $125,000, $75,000 and $50,000 for each of Messrs. Cockrell, Stallings, Prince and Hatley, respectively, and (ii) phantom unit awards relating to our results of operations in 2010 as follows: 30,000 units, 15,000 units, 15,000 units, and 8,500 units to Messrs. Cockrell, Stallings, Prince and Hatley, respectively.  The phantom units were granted pursuant to the form of the phantom unit agreement filed as Exhibit 10.19 to this Annual Report on Form 10-K.  For more information regarding these awards, please see “Executive Compensation—Compensation Discussion and Analysis—2010 Incentive Compensation.”

On March 11, 2011, the Board revised our General Partner’s Long-Term Incentive Plan to update the change of control provisions for the Charlesbank Change of Control and to reflect the changes relating to Section 409A of the Internal Revenue Code.  Material provisions of the plan are described under “Item 11—Executive Compensation—Compensation Discussion and Analysis—Long-Term Incentive Plan” and are incorporated herein by reference.  The description of the Long-Term Incentive Plan, as amended, is qualified in its entirety by the complete text of the plan, a copy of which is filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Directors and Executive Officers

In connection with the Charlesbank Change of Control, Messrs. Michael R. Eisenson and Jon M. Biotti, both of whom are affiliated with Charlesbank, were appointed to the Board and Messrs. Javed Ahmed and Christopher G. Brown, both of whom are affiliated with Vitol, resigned from the Board.  As such the Board currently consists of Messrs. Eisenson (affiliated with Charlesbank), Biotti (affiliated with Charlesbank), Miguel A. (“Mike”) Loya (affiliated with Vitol), James C. Dyer, IV (affiliated with Vitol), Duke R. Ligon (an independent director), Steven M. Bradshaw (an independent director) and John A. Shapiro (an independent director).  Mr. Ligon serves as the Chairman of the Board, the chairman of the audit committee and a member of the compensation committee and the conflicts committee of the Board.  Mr. Bradshaw serves as the chairman of the conflicts committee and a member of the compensation committee and the audit committee of the Board.  Mr. Shapiro serves as the chairman of the compensation committee and a member of the conflicts committee and the audit committee of the Board.

The following table shows information regarding the current directors and executive officers of our General Partner.

Name	Age	Position with Blueknight Energy Partners G.P., L.L.C.
James C. Dyer, IV	63	Chief Executive Officer and Director
J. Michael Cockrell	64	President and Chief Operating Officer
Alex G. Stallings	44	Chief Financial Officer and Secretary
James R. Griffin	33	Chief Accounting Officer
Jerry A. Parsons	58	Executive Vice President—Products
Jeffery A. Speer	44	Executive Vice President—Operations
Michael Prince	43	Vice President – Business Development
Larry Hatley	61	Vice President – Transportation Marketing and Operations
Duke R. Ligon	69	Director, Chairman of the Board and Audit Committee
Steven M. Bradshaw	62	Director, Chairman of the Conflicts Committee
John A. Shapiro	59	Director, Chairman of the Compensation Committee
Miguel A. (“Mike”) Loya	55	Director
Michael R. Eisenson	55	Director
Jon M. Biotti	42	Director

Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified.  Officers serve at the discretion of the Board.  There are no family relationships among any of our directors or executive officers.

James C. Dyer, IV has served as Chief Executive Officer of our General Partner since December 2009 and as a director of our General Partner since November 2009 and was appointed such positions in connection with his affiliation with Vitol, which, together with Charlesbank, controls our General Partner.  He has served as a director and Vice President, Projects and Business Development, of Vitol, Inc. since 2005. Mr. Dyer first joined Vitol in 1990, where he was responsible for structured financing and project development. From 2001 to 2003, Mr. Dyer served as Corporate Senior Vice President for El Paso Merchant Petroleum, and from 1998 to 2001 he served as an officer in various capacities at Engage Energy US, L.P., a natural gas and electric power marketing joint venture between the Coastal Corporation and Westcoast Energy (Canada). From 1996 to 1998, he was President and CEO of Euromin, Inc., a Vitol subsidiary engaged in trading aluminum and other nonferrous metals. Prior to that time, he was Chief Economist for Texas Commerce Bank. Mr. Dyer is a Chartered Financial Analyst and a Financial Analysts Federation, Fellow and holds degrees in accounting and economics.  Mr. Dyer was selected to serve as a director on the Board due to his affiliation with Vitol, his knowledge of the energy industry and his financial and business expertise.

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

Jerry A. Parsons has served as Executive Vice President— Products of our General Partner since October 2010.  Mr. Parsons served as Executive Vice President—Asphalt Operations of our General Partner from February 2008 to October 2010.  Mr. Parsons served as President of SemMaterials, L.P. from July 2008 to March 2009, as Vice President, Corporate Development – North America of SemCorp from October 2007 to July 2008 and as Vice President, Business Development of SemCorp from June 2005 to October 2007.  Before joining SemCorp in June 2005, Mr. Parsons served as Vice President, Business Development for Koch Materials, Inc. (a subsidiary of Koch Industries, Inc.), where he oversaw the development of business operations supplying asphalt cement and related products to the road construction and roofing industries. Mr. Parsons joined Koch Industries, Inc. in 1974 and has over 35 years of experience in a variety of energy related businesses, including asphalt, refining, trading, crude oil and transportation.

Jeffery A. Speer has served as Executive Vice President—Operations of our General Partner since February 2010.  Previously, Mr. Speer had served as the Vice President of Operations for one of our subsidiaries since June 2009.  He served as Vice President of Operations for SemCorp’s asphalt and emulsion business from June 2005 to June 2009.  Prior to joining SemCorp, Mr. Speer served as Vice President of Operations for Koch Industries, Inc. and had operational responsibility for Koch’s crude oil and pipeline divisions in Oklahoma, Texas and Canada as well as Koch’s agricultural and asphalt and emulsion businesses.  Mr. Speer has approximately twenty years experience in the energy industry and holds a Bachelor's degree in mechanical engineering from Kansas State University.

Michael S. Prince has served as Vice President - Business Development of our General Partner since December 2009. Mr. Prince served as a Director of Business Development for Teppco Partners LP (and subsequently for Enterprise Products Partners LP after its merger with Teppco in 2009) from 2006 until joining our General Partner. Mr. Prince holds a Bachelors degree in finance and an MBA from Oklahoma State University.

Larry E. Hatley has served as Vice President - Transportation Marketing and Operations of our General Partner since March 2010. Mr. Hatley served as a Regional Director of Marketing for Enterprise Products Partners LP from November 2009 until joining our General Partner. Previously he had served as a Director of Marketing for Teppco Partners LP from May 2009 until November 2009 and an asset manager for Teppco Partners LP from January 2006 until May 2009.

Duke R. Ligon has served as a director of our General Partner since October 2008.  He is an attorney and served as senior vice president and general counsel of Devon Energy Corporation from January 1997 until he retired in February 2007. Since February 2007, Mr. Ligon has served in the capacity of Strategic Advisor to Love’s Travel Stops & Country Stores, Inc., based in Oklahoma City, and has previously acted as Executive Director of the Love’s Entrepreneurship Center at Oklahoma City University. He is also a member of the Board of Directors of Post Rock Energy Corporation, Heritage Trust Company, Security State Bank, Panhandle Oil and Gas Inc. (NYSE: PHX), Pre-Paid Legal Services, Inc. (NYSE: PPD), SteelPath MLP Funds Trust and Vantage Drilling Company.  He also has 20% beneficial ownership in Security State Bank.  He was formerly on the Board of Directors of TransMontaigne Partners L.P. (NYSE: TLP) and TEPPCO Partners, L.P. (NYSE: TPP).  Mr. Ligon received an undergraduate degree in chemistry from Westminster College and a law degree from the University of Texas School of Law.  Mr. Ligon was selected to serve as a director on the Board due to his extensive business and leadership experience derived from his background as a director of various companies in the energy industry as well as his financial and legal expertise.

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

John A. Shapiro has served as a director of our General Partner since November 2009.  Mr. Shapiro retired as an officer at Morgan Stanley & Co. where he had served for more than 24 years in various capacities, most recently as Global Head of Commodities. While an officer at Morgan Stanley, Mr. Shapiro participated in the successful acquisitions of TransMontaigne Inc. and Heidmar Inc. and served as a member of the board of directors of both companies. Prior to joining Morgan Stanley & Co., Mr. Shapiro worked for Conoco, Inc. and New England Merchants National Bank. Mr. Shapiro has been a lecturer at Princeton University, Harvard University School of Government, HEC Business School (Paris, France) and Oxford University Energy Program (Oxford, UK). In addition, he serves on the board of directors of Citymeals-on-Wheels and holds an MBA from Harvard University and a Bachelors degree in economics from Princeton University.  Mr. Shapiro was selected to serve as a director on the Board due to his valuable financial expertise and extensive industry experience developed through his work at Morgan Stanley & Co. and by serving as a director of other energy companies.

Miguel A. (“Mike”) Loya has served as a director of our General Partner since November 2009 and was appointed to the Board in connection with his affiliation with Vitol, which, together with Charlesbank, controls our General Partner.  Mr. Loya has served as a director of Vitol since 1997 and as the President of Vitol, Inc. since 1999. As such, he is Vitol’s senior shareholder responsible for the management of the Vitol Group’s trading activities, companies and assets in North and South America. Previously, Mr. Loya has enjoyed positions with Transworld Oil U.S.A., Inc., Tenneco Inc. and Exxon Mobil Corporation. He currently serves on the board of OTC Global Holdings Co., Yes Prep Public Schools and Pilot Travel Centers LLC. Mr. Loya holds an MBA from Harvard University and a Bachelors degree in mechanical engineering from the University of Texas at El Paso.  Mr. Loya was selected to serve as a director on the Board due to due to his affiliation with Vitol, his knowledge of the energy industry and his financial and business expertise.

Michael R. Eisenson has served as a director of our General Partner since November 2010 and was appointed to the Board in connection with his affiliation with Charlesbank, which, together with Vitol, controls our General Partner.  Mr. Eisenson is a Managing Director and Chief Executive Officer of Charlesbank, which is a Boston-based private equity firm. Prior to co-founding Charlesbank in 1998, Mr. Eisenson was the President of Harvard Private Capital Group. He began his tenure at Harvard Management Company in 1986 as Managing Director. Before joining Harvard Management Company, Mr. Eisenson was with The Boston Consulting Group, a corporate strategy consulting firm. Mr. Eisenson serves on the board of directors of Animal Health International, Penske Auto Group and several privately held Charlesbank portfolio companies.  Mr. Eisenson was also a board member of Regency Gas Services, representing Charlesbank which was Regency's founding equity investor. He is a graduate of Williams College, with a Bachelors degree in economics, and holds an MBA and a Juris Doctorate degree from Yale University.

Jon M. Biotti has served as a director of our General Partner since November 2010 and was appointed to the Board in connection with his affiliation with Charlesbank, which, together with Vitol, controls our General Partner.  Mr. Biotti is a Managing Director of Charlesbank, which he joined in 1998 after graduating from Harvard Business School where he was an entrepreneurial studies fellow. Mr. Biotti also worked as a banking associate at Brown Brothers Harriman & Co. Mr. Biotti serves on the board of directors of several privately held Charlesbank portfolio companies. Mr. Biotti was also a board member of Regency Gas Services, representing Charlesbank which was Regency's founding equity investor. Educated at Harvard, Mr. Biotti received a Bachelors degree in government and sociology, an MBA and an MA in public administration.

Independence of Directors

During the first part of 2009, we were listed on Nasdaq, and we intend to apply for relisting of our securities on a national securities exchange in the future.  Our General Partner currently has seven directors, three of whom (Messrs. Bradshaw, Ligon and Shapiro) are “independent” as defined under the independence standards established by Nasdaq.  Nasdaq’s independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.  Nasdaq does not require a listed limited partnership like us to have a majority of independent directors on the Board of our General Partner or to establish a nominating committee.

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

Board Committees

We have standing conflicts, audit and compensation committees of the Board.  Each member of the audit, compensation and conflicts committees is an independent director in accordance with Nasdaq and applicable securities laws.  Each of the audit, compensation and conflicts committees has a written charter approved by the Board.  The written charter for each of these committees is available on our web site at www.bkep.com under the “Investors—Corporate Governance” section.  We will also provide a copy of any of our committee charters to any of our unitholders without charge upon written request to the attention of Investor Relations at 6120 South Yale, Suite 500, Tulsa, Oklahoma 74136.  The current members of the audit, compensation and conflicts committees of the Board and a brief description of the functions performed by each committee are set forth below.

Conflicts Committee.  The members of the conflicts committee are Messrs. Bradshaw (chairman), Ligon and Shapiro.  The primary responsibility of the conflicts committee is to review matters that the directors believe may involve conflicts of interest.  The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us.  The conflicts committee may retain independent legal and financial advisors to assist it in its evaluation of a transaction.  The members of the conflicts committee may not be officers or employees of our General Partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by any national securities exchange upon which our common units are traded and the SEC.  Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our General Partner of any duties it may owe us or our unitholders.

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

Code of Ethics and Business Conduct

Our General Partner has adopted a Code of Business Conduct and Ethics applicable to all of our General Partner’s employees, including all officers, and including our General Partner’s independent directors, who are not employees of our General Partner, with regard to their activities relating to us.  The Code of Business Conduct and Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations.  They also incorporate our expectations of our General Partner’s employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  The Code of Business Conduct and Ethics is publicly available under the “Investors - Corporate Governance” section of our web site at www.bkep.com.  The information contained on, or connected to, our web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the SEC.  We will also provide a copy of the Code of Business Conduct and Ethics to any of our unitholders without charge upon written request to the attention of Investor Relations at 6120 South Yale, Suite 500, Tulsa, Oklahoma 74136.  If any substantive amendments are made to the Code of Business Conduct and Ethics or if we or our General Partner grant any waiver, including any implicit waiver, from a provision of the code to any of our General Partner’s executive officers and directors, we will disclose the nature of such amendment or waiver on that web site or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we believe that no directors, officers, beneficial owners of more than 10% of any class of the Partnership’s securities or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2010 except as follows: one report on Form 3 filed by Mr. Speer.

Reimbursement of Expenses of our General Partner

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

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during 2010, each person who served as the Principal Financial Officer (“PFO”) during 2010 and the three most highly compensated executive officers other than the PEO and PFO serving at December 31, 2010 are referred to as the Named Executive Officers (“NEOs”).  The NEOs include the following:

•	James C. Dyer, IV, Chief Executive Officer;

•	J. Michael Cockrell, President and Chief Operating Officer;

•	Alex G. Stallings, Chief Financial Officer and Secretary

•	Michael Prince, Vice President – Business Development; and

•	Larry Hatley, Vice President – Transportation Marketing and Operations.

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

Mr. Dyer is an officer of Vitol Inc. In this capacity, he performs services for us as well as for Vitol and its other affiliates. Mr. Dyer receives his compensation solely from Vitol. The compensation committee has no role in determining the base salary and short–term and long–term incentive compensation paid to him by Vitol. We do not directly or indirectly reimburse Vitol for the costs of compensation of Mr. Dyer, and Vitol has informed the General Partner and us that it will not seek reimbursement of administrative costs relating to any compensation payable to Mr. Dyer by Vitol other than reimbursement of direct out-of-pocket expenses for serving in such capacity, such as travel expenses.  Throughout this section we refer to our NEOs other than Mr. Dyer as our “compensated NEOs.”

Compensation Methodology.    Prior to the Bankruptcy Filings and the events related thereto, our General Partner sought to improve our operating performance to provide a return to unitholders in the form of distributions and to maintain a capital structure to support future growth. Since the time of the Bankruptcy Filings, our General Partner has had to devote considerable time and effort to stabilizing our business, replacing the substantial amount of revenues previously derived from services provided to SemCorp with revenues to third parties, curing bank credit defaults and negotiating forbearance agreements and credit agreement amendments, negotiating a settlement with SemCorp, managing litigation, refinancing our prior credit facility and bringing current our various regulatory and financial filings. These additional challenges have played an important role in the compensation committee's deliberations concerning discretionary bonus awards in 2008, awards pursuant to our General Partner’s 2009 Executive Cash Bonus Plan and discretionary bonus awards relating to our results of operations in 2010.

The compensation committee of the Board of our General Partner seeks to provide a total compensation package designed to drive performance and reward contributions in support of these business strategies and to attract, motivate and retain high quality talent with the skills and competencies required by us.  During 2010, our compensation committee again examined the compensation practices of certain of our peer companies, which included Buckeye Partners, L.P., Copano Energy, L.L.C., Crosstex Energy, L.P., Enbridge Energy Partners, L.P., Enterprise Products Partners L.P., Genesis Energy, L.P., Holly Energy Partners, L.P., Magellan Midstream Partners, L.P., NuStar Energy L.P., ONEOK Partners, L.P., Regency Energy Partners LP, Sunoco Logistics Partners L.P. and Targa Resources Partners LP.  The compensation committee may review and, in certain cases, participate in, various relevant compensation surveys and consult with compensation consultants with respect to determining compensation for the NEOs.  The compensation committee noted that we face certain unique challenges as compared to these competitors as outlined in the previous paragraph.

Because the compensation committee was reorganized in connection with the Vitol Change of Control, the historical compensation methodology and practices used to compensate our NEOs may not be indicative of the compensation committee’s future compensation methodology and practices.

Elements of Compensation.    Historically, the primary elements of our General Partner’s compensation program were a combination of annual cash and long-term equity-based compensation, and the principal elements of compensation for the NEOs were the following:

•	base salary;

•	discretionary bonus awards;

•	long-term incentive plan awards; and

•	other benefits.

Base Salary.  Historically, our General Partner’s compensation committee established base salaries for the NEOs based on various factors including the amounts it considered necessary to attract and retain the highest quality executives, the responsibilities of the NEOs and market data including publicly available market data for the peer companies listed above as reported in their filings with the SEC.  Prior to the settlement of certain items with SemCorp in its bankruptcy proceedings in 2009, the base salaries of the NEOs that were executive officers at the time were allocated to us by our General Partner as general and administrative expenses and were included in the annual administrative fee that we paid to our General Partner and SemCorp pursuant to an omnibus agreement with SemCorp, which provided for the provision of certain general and administrative functions.

Each of the compensated NEOs has entered into employment agreements with a subsidiary of our General Partner. The employment agreements for our compensated NEOs provide for an annual base salary of $282,000, $300,000, $165,688 and $185,000, for Messrs. Cockrell, Stallings, Prince and Hatley, respectively.  These base salary amounts were originally determined based upon the scope of each executive’s responsibilities that were commensurate with such executive’s position as well as the added responsibilities the executives have that were typical of executives in publicly traded partnerships, taking into account competitive market compensation paid by similar companies for comparable positions.  In addition, the base salary amounts payable to Messrs. Cockrell, Prince and Hatley were determined, in part, by the base salary amount and other benefits each such individual received prior to joining our General Partner’s management team.  In March 2009, Mr. Stallings’ annual base salary was increased from $275,000 to $300,000 in connection with his appointment as the Chief Financial Officer and Secretary of our General Partner.

Discretionary Bonus Awards.    Our General Partner’s compensation committee may also award discretionary bonus awards to the NEOs. Our General Partner may use discretionary bonus awards for achieving financial and operational goals and for achieving individual performance objectives.  On December 18, 2008, the compensation committee awarded a $225,000 cash bonus award to Alex G. Stallings who was then serving as an NEO.  In awarding this cash bonus, the compensation committee considered, among other factors, the role and responsibility of each officer with our General Partner, the change in each NEO’s responsibility after the Bankruptcy Filings, the difficult operational, financial, legal and working environment caused by the Bankruptcy Filings, each NEO’s past compensation, perceived contribution of each NEO to our General Partner and to us generally, actual EBITDA achieved during the third quarter of 2008 and the projected EBITDA for the fourth quarter of 2008, obtaining forbearances under our credit agreement and satisfying the covenants in such agreements and each NEO’s efforts in rebuilding our business after July 2008 as a substantial majority of our business was derived from services provided to SemCorp prior to the Bankruptcy Filings in July 2008.  In considering actual and projected EBITDA, the compensation committee compared these amounts with EBITDA estimates that had been included in budgets provided to the Partnership’s lenders after the Manchester Change of Control, the Bankruptcy Filings, and the corresponding defaults under our credit agreement.  Messrs. Cockrell, Prince and Hatley were not part of our General Partner’s management team during 2008.

On July 1, 2009, the compensation committee adopted the 2009 Cash Bonus Plan.  This plan provided for incentive payments to certain of our NEOs based upon the overall financial performance measured by EBITDA of our asphalt and/or crude oil operations.  In addition, the compensation committee may make discretionary incentive payments based upon the performance of such NEO.  We made payments to Mr. Stallings of $375,000 under the 2009 Cash Bonus Plan ($75,000 of which was paid in 2010).  Messrs. Cockrell, Prince and Hatley were not part of our General Partner’s management team at the time of the adoption of the 2009 Cash Bonus Plan.

During March 2011, the compensation committee awarded discretionary bonuses of $175,000, $125,000, $75,000 and $50,000 to each of Messrs. Cockrell, Stallings, Prince and Hatley, respectively, relating to our results of operations in 2010.  Please see “—2010 Incentive Compensation” for a discussion of these discretionary bonuses.

Long-Term Incentive Plan Awards.    Our General Partner has adopted the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates who perform services for us. Each of the NEOs is eligible to participate in the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. For a more detailed description of this Long-Term Incentive Plan, please see “—Long-Term Incentive Plan.”

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

Certain phantom units granted (“Type A Awards”) were to vest in one-third increments over a three year period, subject to earlier vesting on a change of control or upon a termination without cause or due to death or disability. The Type A Awards had distribution equivalent rights for each fiscal quarter in which our quarterly cash distribution to our subordinated and common unitholders for such quarter equaled or exceeded $0.39 per unit (or $1.56 per unit on an annualized basis). Pursuant to the distribution equivalent right, the grantee was entitled to receive a cash payment with respect to each phantom unit then outstanding equal to the product of (i) the per unit cash distributions paid to the Partnership’s unitholders during such fiscal quarter, if any, multiplied by (ii) the number of unvested phantom units.

Certain phantom units granted (“Type B Awards”) have substantially similar terms as Type A Awards, except that the phantom units had distribution equivalent rights for each fiscal quarter in which our quarterly cash distribution to our subordinated and common unitholders for such quarter equaled or exceeded $0.47 per unit (or $1.88 per unit on an annualized basis).

The NEOs serving at such time were granted Type A Awards and Type B Awards as indicated below:

Officer	Type A Awards	Type B Awards
Alex G. Stallings	24,000	21,000

The Manchester Change of Control constituted a change of control under the Long-Term Incentive Plan, which resulted in the early vesting of all awards under the Long-Term Incentive Plan, including the Type A Awards and the Type B Awards described above.  See “—Manchester Change of Control” below.

Our general partner’s compensation committee did not make any awards to our NEOs under the Long-Term Incentive Plan during 2009 or 2010.  During March 2011, the compensation committee made awards of phantom units to our compensated NEO’s of 30,000 units, 15,000 units, 15,000 units, and 8,500 units to Messrs. Cockrell, Stallings, Prince and Hatley, respectively, relating to our results of operations in 2010.  The awards vest on January 1, 2014.  These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “—2010 Incentive Compensation” for a discussion of these awards.

Other Benefits.    The employment agreements entered into by each of the compensated NEOs with our General Partner provide that such NEO is eligible to participate in any employee benefit plans maintained by our General Partner. During 2008, 2009 and 2010, our General Partner maintained an employee health insurance plan and an Exec-U-Care plan under which our officers were reimbursed for certain co-pays and deductibles for medical expenses in addition to the Long-Term Incentive Plan and the 2009 cash Bonus Plan described below. In addition, the employment agreements provide that each NEO is entitled to reimbursement for out-of-pocket expenses incurred while performing his duties under the employment agreement.

Prior to the Bankruptcy Filings, SemCorp provided certain perquisites to our NEOs.  After the Bankruptcy Filings, we provided certain of these perquisites, including country club memberships, car allowances and reimbursement of certain deductibles and co-payments for medical expenses, to our NEOs.  Currently, we provide country club memberships, car allowances and reimbursement of certain deductibles and co-payments for medical expenses to our compensated NEOs.

2010 Incentive Compensation.  During 2010, we continued to face uncertainty in our business and our ability to continue as a going concern.  Our management team focused its efforts on stabilizing our business and operations, continuing to replace the revenue previously derived from services provided to SemCorp with revenues to third parties, transitioning services provided by SemCorp to us, managing litigation and refinancing our prior credit facility.  Because our business had not yet been stabilized, the compensation committee did not adopt a specific plan for 2010 or set targets for 2010 compensation.  Instead, the compensation committee and the Board set aside certain amounts in the 2010 budget that could be used for discretionary bonuses if the compensation committee determined to award such bonuses after a review of our partnership’s performance during 2010.  Management proposed an EBITDA target of $60.4 million (before certain non-recurring expenses related to the Charlesbank Change of Control and the Global Transaction Agreement) for awards to be made.  However, the committee never formally adopted this amount as a specific target as it wanted to keep full discretion of whether to award any bonuses related to performance during 2010.

During March 2011, our General Partner’s chief executive officer proposed to the compensation committee that each compensated NEO receive (i) a discretionary bonus award relating to our results of operations in 2010 as follows: $175,000, $125,000, $75,000 and $50,000 for Messrs. Cockrell, Stallings, Prince and Hatley, respectively, and (ii) awards of phantom units relating to our results of operations for 2010 as follows: 30,000 units, 15,000 units, 15,000 units, and 8,500 units to Messrs. Cockrell, Stallings, Prince, and Hatley, respectively.  The compensation committee agreed with these recommendations and on March 11, 2011 made discretionary bonus awards and phantom unit grants in accordance with such recommendations.  It is expected that the discretionary bonus awards will be paid during March 2011.  The compensation committee considered the items of emphasis for our NEOs outlined in the prior paragraph as well as the performance of the individual compensated NEO in determining to make such awards.

In addition, during 2010, each of Messrs. Cockrell, Prince and Hatley received payments upon the Charlesbank Change of Control.  Please see  “—Potential Payments Upon Change of Control or Termination” below for a discussion of these payment amounts.

Compensation Mix.    Our General Partner’s compensation committee determines the mix of compensation, both among short and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the compensated NEOs. As indicated above, the compensation committee is currently reviewing its compensation methodology for our compensated NEOs, including evaluating the mix of base salary, bonus awards, awards under the Long-Term Incentive Plan and the other benefits that are available to the compensated NEOs to ensure that such mix fits the overall compensation objectives of our General Partner and us taking into account the changes to and rebuilding of our business as a result of the Bankruptcy Filings, the Vitol Change of Control, the Charlesbank Change of Control and related events.

Role of Executive Officers in Executive Compensation.    Our General Partner’s compensation committee determines the compensation of the compensated NEOs.  Our General Partner’s chief executive officer, Mr. Dyer, is assisting the compensation committee in reviewing its compensation methodology. Mr. Dyer also made recommendations to the compensation committee for the awards of phantom units and discretionary bonuses to be paid to our compensated NEOs relating to our results of operations in 2010. In addition, the employment agreements entered into by Mr. Stallings was originally approved by the management committee of SemCorp’s general partner pursuant to its limited liability company agreement.

Employment Agreements.     As indicated above, each of the compensated NEOs has entered into an employment agreement with our General Partner. All of these agreements, other than Mr. Stallings’ agreement, are substantially similar except for the term of the agreements, the base salary under such agreements and the deferred payments that are payable to the respective NEO.  Mr. Stallings’ employment agreement is described separately below.

Employment Agreements of Messrs. Cockrell, Prince and Hatley.  Messrs. Cockrell and Prince entered into their employment agreements in December of 2009 with terms of five years and three years, respectively.  Mr. Hatley entered into his employment agreement in March 2010 with a term of three years.  These employment agreements provide for the initial base salaries described above.  In addition, each of Messrs. Cockrell, Prince and Hatley are entitled, during the period from 2010 to 2013, to certain deferred payments as compensation for long-term incentive awards which such individual forfeited upon leaving his prior employer.  The amount of such deferred payments totaled $2,080,377, $434,588 and $383,652 for each of Messrs. Cockrell, Prince and Hatley, respectively.  These deferred payments were subject to acceleration upon a Change of Control (as defined below), or upon such NEO’s termination without Cause (as defined below), for Good Reason (as defined below) or due to death or disability.   As a result of the Charlesbank Change of Control, these deferred payments were accelerated, resulting in the full amount of such deferred payments being paid to Messrs. Cockrell, Prince and Hatley in 2010.  Messrs. Cockrell, Prince and Hatley are also eligible for discretionary bonus awards and long-term incentives which may be made from time to time in the sole discretion of the Board.  The employment agreements also provide that Messrs. Cockrell, Prince and Hatley are eligible to participate in any employee benefit plans maintained by the General Partner and are entitled to reimbursement for certain out-of-pocket expenses.  Messrs. Cockrell, Prince and Hatley have agreed not to disclose any confidential information obtained while employed under their respective employment agreement and has agreed to a one year non-solicitation covenant, which in no event will continue past the fifth anniversary of the effective date of the agreement in the case of Messrs. Cockrell and Hatley, or the third anniversary of the effective date of the agreement in the case of Mr. Prince.

Except in the event of termination for Cause (as defined below), termination by the NEO other than for Good Reason (as defined below), termination after the expiration of the term of the NEO’s employment agreement or termination due to death or disability, the employment agreements provide for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to the NEO’s base salary for the lesser of (i) two years or (ii) the remainder of the employment term, and continued participation in our General Partner’s welfare benefit programs for the same period of time. Based upon current base salary amounts, the maximum amount of the lump sum severance payment would be $564,000, $331,376 and $370,000 for Messrs. Cockrell, Prince and Hatley, respectively, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  Upon termination of his employment due to death or disability, the officer and/or his dependents would be entitled to the benefits continuation described above, his unpaid base salary and accelerated payment of the deferred payment amounts described above.

For purposes of the employment agreements of Messrs. Cockrell, Prince and Hatley:

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

“Change of Control” means any of the following events: (i) any person or group other than SemGroup, L.P. or Vitol Inc., or their respective affiliates, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Partnership or in the General Partner; (ii) the Partnership’s limited partners approve, in one or a series of transactions, a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by either the General Partner or the Partnership of all or substantially all of the assets of the General Partner or the Partnership in one or more transactions to any person other than the General Partner and its affiliates; or (iv) a transaction resulting in a person other than the General Partner or an affiliate of the General Partner being the Partnership’s general partner.  The Manchester Change of Control resulted in a change of control under the employment agreement of Messrs. Cockrell, Prince and Hatley.

Employment Agreement of Mr. Stallings.  The employment agreement entered into by Mr. Stallings has a term of two years that will automatically be extended for one year periods unless either party gives 90 days advance notice.  This employment agreement provides for the initial annual base salary described above. As described above, Mr. Stallings’ base salary was increased in March 2009 in connection with the realignment of our executive officers.  In addition, each of the compensated NEOs is eligible for discretionary bonus awards and long-term incentives which may be made from time to time in the sole discretion of the Board.  The employment agreements also provide that Mr. Stallings is eligible to participate in any employee benefit plans maintained by our General Partner and are entitled to reimbursement for certain out-of-pocket expenses.

Pursuant to the employment agreement Mr. Stallings has agreed not to disclose any confidential information obtained by him while employed under the agreement. In addition, his employment agreement contains payment obligations that may be triggered by a termination after a change of control as defined therein.

Under the employment agreement entered into with Mr. Stallings, our General Partner may be required to pay certain amounts upon a change of control of us or our General Partner or upon the termination of the executive officer in certain circumstances. Except in the event of termination for Cause, termination by Mr. Stallings other than for Good Reason, or termination after the expiration of the term of the employment agreement, the employment agreement provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to twelve months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.

If within one year after a change of control occurs, Mr. Stallings is terminated by our General Partner without Cause or he terminates the agreement for Good Reason, he will be entitled to payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to 24 months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.  The Manchester Change of Control, Vitol Change of Control and Charlesbank Change of Control each resulted in a change of control under Mr. Stallings’ employment agreement.

For purposes of the employment agreement with Mr. Stallings:

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

“Change of Control” means any of the following events: (i) any person or group other than SemCorp and its affiliates shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in us or our General Partner; (ii) our limited partners approve, in one or a series of transactions, a plan of complete liquidation of us; (iii) the sale or other disposition by either our General Partner or us of all or substantially all of the assets of our General Partner or us in one or more transactions to any person other than our General Partner and its affiliates; or (iv) a transaction resulting in a person other than our General Partner or an affiliate of our General Partner being the general partner of the partnership.

Potential Payments Upon Change of Control or Termination.

Employment Agreements.  Each of the employment agreements with our compensated NEOs contain provisions that could result in the payment of amounts to such individuals upon a termination or change of control (as defined in such employment agreements).

As described above, under Mr. Stallings’ employment agreement, he is entitled to certain payments if the employment agreement is terminated in certain circumstances as described above.  Upon such an event, Mr. Stallings would be entitled a lump sum payment of $300,000, in addition to continued participation in our general partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  In addition, as described above, under Mr. Stallings’ employment agreement, if within one year after a Change of Control (as defined above) occurs his employment is terminated by our General Partner without Cause or he terminates the agreement for Good Reason, he will be entitled to certain payments as described above.  Upon such an event, Mr. Stallings would be entitled to a lump sum payment of $600,000, in addition to continued participation in our general partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  The Manchester Change of Control, Vitol Change of Control and the Charlesbank Change of Control each resulted in a change of control under Mr. Stallings’ employment agreement.

As described above, pursuant to the employment agreements of Messrs. Cockrell, Prince and Hatley, such officer was entitled to certain deferred payments totaling $2,080,377, $434,588 and $383,652 for each of Messrs. Cockrell, Prince and Hatley, respectively.   These deferred payments were subject to acceleration upon, among other items, a Change of Control (as defined above).   These deferred payment amounts accelerated upon the Charlesbank Change of Control.  As a result of the Charlesbank Change of Control, these deferred payments were accelerated, resulting in the full amount of such deferred payments being paid to Messrs. Cockrell, Prince and Hatley in 2010.  In addition, as described above, except in the event of termination for Cause, termination by such officer other than for Good Reason, termination after the expiration of the term of such officer’s employment agreement or termination due to death or disability, each employment agreement provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to his base salary for the lesser of (i) two years or (ii) the remainder of the employment term, and continued participation in our General Partner’s welfare benefit programs for the same period of time. Based upon current base salary amounts, the maximum amount of the lump sum severance payment would be $564,000, $331,376 and $370,000 for Messrs. Cockrell, Prince and Hatley, respectively, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  Upon termination of his employment due to death or disability, the officer and/or his dependents would be entitled to the benefits continuation described above, his unpaid base salary and accelerated payment of the deferred payment amounts described above.

LTIP Awards.  The restricted and phantom units granted under the Long-Term Incentive Plan will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our General Partner, subject to any contrary provisions in the award agreement.

Charlesbank Change of Control

As described above, the Charlesbank Change of Control resulted in a change of control under the employment agreements of Messrs. Cockrell, Stallings, Prince and Hatley and certain payments being made to Messrs. Cockrell, Prince and Hatley.  If within one year after the Charlesbank Change of Control, the employment of Messrs. Cockrell, Stallings, Prince and Hatley is terminated by our General Partner without Cause or such individual terminates the agreement for Good Reason, such individual will be entitled to the payments outlined above under “—Potential Payments Upon Change of Control or Termination.”

Vitol Change of Control

The Vitol Change of Control also resulted in a change of control under the employment agreement of Mr. Stallings.  Mr. Stallings was not entitled to these benefits as he was not terminated by our General Partner without Cause nor did he terminate his agreement for Good Reason during the one-year period following the Vitol Change in Control.

In addition, the Vitol Change of Control constituted a change of control under the 2009 Cash Bonus Plan.  As such, awards under the 2009 Cash Bonus Plan were determined on a pro-rata basis as of the date of the Vitol Change of Control with the actual earnings before interest, taxes, depreciation and amortization, and restructuring and certain other non-cash charges (“EBITDA”) of us, the crude business and the asphalt business, respectively, being calculated as of the most recently completed month prior to the Vitol Change of Control (the “Change of Control Period”) for which financial statements are available and the target performance measures being adjusted for the Change of Control Period as described in “—2009 Cash Bonus Plan” below.  All payments made under the 2009 Cash Bonus Plan are subject to the discretion of the compensation committee.  Mr. Stallings was paid $180,000 in connection with the 2009 Cash Bonus Plan and awards that vested in connection with the Vitol Change of Control.

Manchester Change of Control

The Manchester Change of Control constituted a change of control under the Long-Term Incentive Plan, which resulted in the early vesting of all awards under the Long-Term Incentive Plan.  As such, the phantom units awarded to Mr. Stallings fully vested upon the Manchester Change of Control.

The Manchester Change of Control also resulted in a change of control under the employment agreement of Mr. Stallings.  Mr. Stallings was not entitled to these benefits as he was not terminated by our General Partner without Cause nor did he terminate his agreement for Good Reason during the one-year period following the Manchester Change in Control.

Long-Term Incentive Plan

General.    Our General Partner has adopted the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates (including SemCorp prior to the Manchester Change of Control) who perform services for us. The summary of the Long-Term Incentive Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. Subject to adjustment for certain events, an aggregate of 1,250,000 common units may be delivered pursuant to awards under the Long-Term Incentive Plan. Units that are cancelled, forfeited or are withheld to satisfy our General Partner’s tax withholding obligations are available for delivery pursuant to other awards. The Long-Term Incentive Plan is administered by the compensation committee of our General Partner’s board of directors. The Long-Term Incentive Plan has been designed to furnish additional compensation to employees, consultants and directors and to align their economic interests with those of common unitholders.  In addition, in December 2008 the Long-Term Incentive Plan was amended to provide for the delivery of subordinated units in addition to common units.  In March 2011, the Long-Term Incentive Plan was amended to update the change of control provisions for the Charlesbank Change of Control and to reflect changes relating to Section 409A of the Internal Revenue Code.

Unit Awards.    The compensation committee may grant unit awards to eligible individuals under the Long-Term Incentive Plan. A unit award is an award of common units or subordinated units that are fully vested upon grant and not subject to forfeiture.

Restricted Units and Phantom Units.    A restricted unit is a common unit or subordinated unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit or a subordinated unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit or subordinated unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equal to the fair market value of a common unit or subordinated unit. The compensation committee may make grants of restricted units and phantom units under the Long-Term Incentive Plan to eligible individuals containing such terms, consistent with the Long-Term Incentive Plan, as the compensation committee may determine, including the period over which restricted units and phantom units granted will vest. The compensation committee may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the restricted and phantom units will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our General Partner, subject to any contrary provisions in the award agreement.  Each of the Manchester Change of Control, Vitol Change of Control and Charlesbank Change of Control constituted a change of control under the Long-Term Incentive Plan.  See “—Manchester Change of Control,”  “—Vitol Change of Control” and ““—Charlesbank Change of Control” above.

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

The Compensation Committee

John A. Shapiro, Committee Chair
Steven M. Bradshaw
Duke R. Ligon

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the fiscal years ended 2010, 2009 and 2008.

Name and Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)(4)(5)	Total ($)
James C. Dyer, IV Chief Executive Officer	2010	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—
	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A
J. Michael Cockrell President and Chief Operating Officer	2010	282,000	—	—	—	—	2,102,200	2,384,200
	2009	21,700	—	—	—	—	—	21,700
	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Alex G. Stallings Chief Financial Officer and Secretary	2010	300,000	75,000	—	—	—	19,900	394,900
	2009	295,000	300,000	—	—	—	13,768	608,768
	2008	275,000	225,000	1,764,351	—	—	420	2,264,771
Michael Prince Vice President – Business Development	2010	165,700	—	—	—	—	444,800	610,800
	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2008			N/A		N/A	N/A	N/A
Larry Hatley Vice President – Transportation Marketing and Operations	2010	169,900	—	—	—	—	383,700	548,500
	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2008	N/A	N/A	N/A		N/A	N/A	N/A
_______________
(1)
Mr. Dyer was appointed as our General Partner’s Chief Executive Officer in December 2009 and is compensated by Vitol.  Mr. Cockrell was appointed as our General Partner’s President and Chief Operating Officer in December 2009.  Mr. Stallings served as our General Partner’s Chief Accounting Officer and Secretary prior to March 2009 and has served as our General Partner’s Chief Financial Officer and Secretary since March 2009.  Mr. Prince was appointed as our General Partner’s Vice President - Business Development in December 2009.  Mr. Hatley was appointed as our Vice President - Transportation and Marketing Operations in March 2010.

(2)	Mr. Stallings’ annual base salary was increased to $300,000 in March 2009.
(3)
Dollar amounts represent the grant date fair value of awards granted in each year with respect to phantom unit grants under the Long-Term Incentive Plan. See Note 12 to our Consolidated Financial Statements for assumptions used in calculating these amounts.

(4)
Prior to the Bankruptcy Filings, SemCorp provided certain perquisites to our NEOs.  After the Bankruptcy Filings, we provided certain of these perquisites, including country club memberships, car allowances and reimbursement of certain deductibles and co-payments for medical expenses, to our NEOs.  Currently, we provide country club memberships, car allowances and reimbursement of certain deductibles and co-payments for medical expenses to our compensated NEOs.

(5)
Other compensation in 2010 includes deferred payments of $2,080,377, $434,588, and $383,652 for Messrs. Cockrell, Prince, and Hatley, respectively, which were accelerated as a result of the Charlesbank Change of Control.

Outstanding Equity Awards at Fiscal Year-End 2010

There was no outstanding equity award made to a NEO as of December 31, 2010.

Director Compensation for Fiscal 2010

Name	Fees Earned or Paid in Cash ($)	Stock Awards(4) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Duke R. Ligon	211,000	18,250	—	—	—	—	229,250
Miguel A Loya(1)	—	—	—	—	—	—	—
Jared Ahmed(1)(2)	—	—	—	—	—	—	—
James C. Dyer, IV	—	—	—	—	—	—	—
Christopher G. Brown(1)(2)	—	—	—	—	—	—	—
Steven M. Bradshaw	201,000	18,250	—	—	—	—	219,250
John A. Shapiro	201,000	18,250	—	—	—	—	219,250
Michael R. Eisenson(3)	—	—	—	—	—	—	—
Jon M. Biotti(3)	—	—	—	—	—	—	—
____________________
(1)	Affiliated with Vitol.
(2)	Resigned from the Board on November 12, 2010 in connection with the Charlesbank Change of Control.
(3)	Affiliated with Charlesbank.
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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2010, the compensation committee of our General Partner was comprised of Messrs. Ligon, Shapiro (Chairman) and Bradshaw.  No member of the compensation committee was an officer or employee of our General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of March 11, 2011 held by:

•	each person or group of persons who beneficially own 5% or more of the then outstanding common units;

•	all of the directors of our General Partner;

•	each named executive officer of our General Partner; and

•	all current directors and named executive officers of our General Partner as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Percentage of total common, subordinated and preferred units beneficially owned is based on 21,890,224 common units, 12,570,504 subordinated units and 21,538,462 Series A Preferred Units outstanding as of March 11, 2011.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Percentage of Total Common, Subordinated and Preferred Units Beneficially Owned
Blueknight Energy Holding, Inc.(2)	—	*	6,285,252	50%	10,769,231	50%	30.5%
CB-Blueknight, LLC(3)	—	*	6,285,252	50%	10,769,231	50%	30.5%
J. Michael Cockrell	—	*	—	*	—	*	*
Alex G. Stallings(4)	91,037	*	—	*	—	*	*
Mike Prince	—	*	—	*	—	*	*
Larry Hatley	—	*	—	*	—	*	*
Duke R. Ligon(5)	10,000	*	—	*	—	*	*
Steven M. Bradshaw(5)	8,500	*	—	*	—	*	*
John A. Shapiro(5)	7,500	*	—	*	—	*	*
Miguel A. (“Mike”) Loya(2) (6)	—	*	—	*	—	*	*
James C. Dyer, IV(2) (6)	—	*	—	*	—	*	*
Michael R. Eisenson(3) (7)	—	*	—	*	—	*	*
Jon M. Biotti(3) (7)	—	*	—	*	—	*	*
MSD Capital, L.P.(8)	3,576,944	16.3%	—	*	—	*	6.4%
Swank Capital, LLC(9)	3,516,315	16.1%	—	*	—	*	6.3%
Neuberger Berman Group LLC(10)	2,697,974	12.3%	—	*	—	*	4.8%
Solus Alternative Asset Management LP(11)	1,570,000	7.2%	—	*	—	*	2.8%
All current executive officers and directors as a group (14 persons)	162,310	0.7%	—	*	—	*	0.3%
_______________
*	Less than 1%
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is Two Warren Place, 6120 South Yale Avenue, Suite 500, Tulsa, Oklahoma 74136.
(2)
Blueknight Energy Holding, Inc. is a subsidiary of Vitol.  The address for Vitol is 1100 Louisiana Street, Suite 5500, Houston, Texas 77002.  Blueknight Energy Holding, Inc. owns 50% of Blueknight GP Holdings, LLC, which owns the membership interests in our general partner.

(3)
CB-Blueknight, LLC is a subsidiary of Charlesbank.  The address for Charlesbank is 200 Clarendon Street, 54th Floor, Boston, Massachusetts.  CB-Blueknight, LLC owns 50% of Blueknight GP Holdings, LLC, which owns the membership interests in our general partner.

(4)	Substantially all the common units owned by Mr. Stallings are pledged as collateral to a bank.
(5)	Does not include unvested restricted units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.
(6)	Messrs. Loya and Dyer are affiliated with Vitol.
(7)	Messrs. Eisenson and Biotti are affiliated with Charlesbank.
(8)
Based on a Schedule 13D, filed December 16, 2010 by MSD Capital, L.P. with the SEC. The filing is made jointly with MSD Torchlight, L.P. The filers report that they have shared voting power with respect to the 3,576,944 common units and that their address is 645 Fifth Avenue, 21st Floor, New York, New York 10022.

(9)
Based on a Schedule 13D, filed January 5, 2011 by Swank Capital, LLC with the SEC. The filing is made jointly with Swank Energy Income Advisors, LP and Jerry V. Swank. The filers report that they have shared voting power with respect to the 3,516,315 common units and that their address is 8117 Preston Road, Suite 440, Dallas, TX 75225.

(10)
Based on a Schedule 13G/A, filed February 14, 2011 by Neuberger Berman Group LLC with the SEC. The filing is made jointly with Neuberger Berman, LLC. The filers report that they have shared voting power with respect to 2,240,864 common units and shared dispositive power with respect to 2,697,974 common units.  Their address as reported in such Schedule 13G/A is 605 Third Avenue, New York, New York 10158.

(11)
Based on a Schedule 13D, filed January 12, 2011 by Solus Alternative Asset Management LP with the SEC.  The filing is made jointly with Solus GP LLC and Christopher Pucillo. The filers report that they each have shared voting power with respect to the  1,570,000 common units and that their address is 430 Park Avenue, 9th Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information(1)
	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	N/A	N/A
Equity compensation plans not approved by security holders	7,500	$0	449,776
Total	7,500	$0	449,776
________________
(1)
Our General Partner has adopted and maintains the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates (including SemCorp prior to the Manchester Change of Control) who perform services for us.  All outstanding awards under the Long-Term Incentive Plan on the dates of the Manchester Change of Control, the Vitol Change of Control and the Charlesbank Change of Control vested due to such changes of control.  Each of Messrs. Bradshaw, Ligon and Shapiro were awarded restricted unit grants of 2,500 units in connection with their anniversary as a member of the Board.  No value is shown in column (b) of the table because the restricted units do not have an exercise price.  For more information about the Long-Term Incentive Plan, which did not require approval by our unitholders, please see “Item 11—Executive Compensation—Compensation Discussion and Analysis—Long-Term Incentive Plan.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Distributions and Payments to Our General Partner and Its Affiliates

Our General Partner is owned by Vitol and Charlesbank, which each own 50% of the 21,538,462 outstanding Series A Preferred Units and 50% of the 12,570,504 outstanding subordinated units representing an aggregate 59.7% limited partner interest in us as of March 11, 2011.  In addition, our General Partner owns a 1.974% general partner interest in us and the incentive distribution rights.

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

Operational Stage

Distributions of available cash to our General Partner and its affiliates
Unless restricted by the terms of our credit agreement, we will generally make cash distributions 98% to our unitholders pro rata, including our General Partner and its affiliates, as the holders of 21,538,462 preferred units and 12,570,504 subordinated units, and 2% to our General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our General Partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Payments to our General Partner and its affiliates	We will reimburse our General Partner for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit. Prior to the settlement with SemCorp in its bankruptcy proceedings, we reimbursed SemCorp for such services. Please see “—Agreements Relating to Our Acquisition of the Asphalt Assets—Amended Omnibus Agreement—Reimbursement of General and Administrative Expenses.” We reimbursed Manchester approximately $1.3 million for expenses incurred during the time that it controlled our General Partner.

Withdrawal or removal of our General Partner	If our General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with Vitol and Charlesbank

Global Transaction Agreement and Related Transactions

On October 25, 2010, we entered into the Global Transaction Agreement with Vitol and Charlesbank.  Please see “Management’s Discussion and Analysis of Financial Condition—Recent Events—Refinancing Transactions” for a description of such agreement and the related transactions, including the Convertible Debentures and preferred units issued to Vitol and Charlesbank.

Agreements with Vitol

Vitol Omnibus Agreement

On February 15, 2010, we entered into an Omnibus Agreement (the “Vitol Omnibus Agreement”) with Vitol.  Pursuant to the Vitol Omnibus Agreement, we agreed to provide certain of our employees, consultants and agents (the “Designated Persons”) to Vitol for use by Vitol’s crude oil marketing division.  In return, Vitol has agreed to reimburse us in an amount equal to (i) the wages, salaries, bonuses, make whole payments, payroll taxes and the cost of all employee benefits of each Designated Person, in each case as adjusted to properly reflect the time spent by such Designated Person in the performance services for Vitol, (ii) all direct expenses, including, without limitation, any travel and entertainment expenses, incurred by each Designated Person in connection with such Designated Person’s provision of services for Vitol, (iii) a monthly charge of $1,500.00 per Designated Person for each Designated Person that performs services for Vitol during any portion of such month, plus (iv) the sum of subsections (i) through (iii) above multiplied by 0.10.  In addition, the Vitol Omnibus Agreement provides that if during any month any Designated Person has spent more than 80% of his time performing services for Vitol, then Vitol will have the right for the succeeding three months to request that such individual be transitioned directly to the employment of Vitol.  During the year ended December 31, 2010, we received payments of $1.0 million pursuant to the Vitol Omnibus Agreement.  The Vitol Omnibus Agreement was reviewed and approved by the Conflicts Committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

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

Vitol Storage Agreements

In connection with our acquisition of certain of our crude oil storage assets from SemCorp in May of 2008, we were assigned from SemCorp a storage agreement with Vitol under which we provide crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended, effective as of June 1, 2010, to extend the term of the agreement until June 1, 2011 (the “2010 Amendment”).  In addition, Vitol has the option to renew the agreement for an additional one year term.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board or the Conflicts Committee in accordance with our procedures for approval of related party transactions.  Vitol became a related party after the Vitol Change of Control in November 2009.  Since the 2010 Amendment occurred subsequent to the Vitol Change of Control, it was reviewed and approved by the Conflicts Committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.  Service revenues earned under the 2008 Vitol Storage Agreement are based on the two million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under such agreement.  We generated revenues of approximately $13.1 million and $12.5 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement during the years ended December 31, 2009 and 2010, respectively.  We believe that the rates we charge Vitol under the 2008 Vitol Storage Agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties.

In March, 2010, we entered into a second crude oil storage services agreement with Vitol under which we began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of 2010 Vitol Storage Agreement is five years commencing on May 1, 2010 subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the Conflicts Committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement. Service revenues earned under the 2010 Vitol Storage Agreement are based on the two million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under such agreement.  During the year ended December 31, 2010, we generated revenues under this agreement of approximately $8.1 million.  We believe that the rates we charge Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties.

Vitol Master Lease Agreement

In July of 2010, we entered a Master Agreement (the “Master Agreement”) relating to the lease of certain vehicles from Vitol.  Pursuant to the Master Agreement, we may lease certain vehicles, including light duty trucks, tractors, tank trailers and bobtail tank trucks, from Vitol for periods ranging from 36 months to 84 months depending on the type of vehicle.  We will have the opportunity to purchase each vehicle at the end of the lease at the estimated residual value of such vehicle.  Leases under the Master Agreement are accounted for as operating leases.  During the year ended December 31, 2010, we recorded expenses under this agreement of approximately $0.1 million.  The Master Agreement was reviewed and approved by the Conflicts Committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

Vitol Throughput Capacity Agreement

In August of 2010 we entered into a Throughput Capacity Agreement (the “Throughput Capacity Agreement”) with Vitol.  Pursuant to the Throughput Capacity Agreement, Vitol Inc. purchased 100% of the throughput capacity on our Eagle North Pipeline System.  We put the Eagle North Pipeline System into service in December of 2010.  Vitol paid us a prepaid fee equal to $5.5 million and will pay additional usage fees for every barrel delivered by or on behalf of Vitol on the system.  In addition, if the payments made by Vitol in any contract year under the Throughput Capacity Agreement are in the aggregate less than $2,364,892, then Vitol will pay us a deficiency payment equal to $2,364,892 minus the aggregate amount of all payments made by Vitol during such contract year.  The Throughput Capacity Agreement has a term that extends for four years after the Eagle North Pipeline System was completed and may be extended by mutual agreement of the parties for additional one-year terms.  If the capacity on the Eagle North Pipeline System is unavailable for use by Vitol for more than 60 days, whether consecutive or nonconsecutive, during the term of the Throughput Capacity Agreement, then Vitol shall have the right to terminate the Throughput Capacity Agreement within six months after such lack of capacity.  We previously contracted to provide throughput services on the Eagle North Pipeline System to a third party and Vitol’s rights to the capacity of the Eagle North Pipeline System are subordinate to the rights of such third party.  In addition, for so long as a default by Vitol relating to payments under the Throughput Capacity Agreement has not occurred and is continuing, we will remit to Vitol any and all tariffs and deficiency payments received by us from such third party pursuant to its agreement with us.  The Throughput Capacity Agreement was reviewed and approved by the Conflicts Committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

Credit Facility

Vitol is a lender under our credit agreement and has committed to loan us $15 million pursuant to such agreement.  During 2010, Vitol received its pro rata portion of the upfront fees and interest payments in connection with being a lender under the credit agreement and received approximately $0.4 million in connection therewith.

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

Throughput Agreement

In connection with our initial public offering, we entered into a throughput agreement relating to our crude oil assets with SemCorp. Prior to the order of SemCorp’s bankruptcy court in September of 2008 and the settlement of certain items with SemCorp in April of 2009, a substantial portion of our revenues were derived from services provided to the crude oil purchasing, marketing and distribution operations of SemCorp pursuant to this agreement. None of these revenues are reflected in the historical financial statements of our Predecessor. Under this agreement, we provided crude oil gathering and transportation services and terminalling and storage services to SemCorp.  Under the throughput agreement, certain services were subject to minimum requirements each month, regardless of the amount of such services actually used by SemCorp in a given month. The throughput agreement did not apply to any services we provided to customers other than SemCorp.  We generated revenues of approximately $78.0 million and $2.5 million from SemCorp with respect to services provided pursuant to the throughput agreement during 2008 and 2009, respectively.  The throughput agreement was rejected as part of the SemCorp’s bankruptcy proceedings.

Agreements Relating to Our Acquisition of the Asphalt Assets

Purchase and Sale Agreement for the Asphalt Assets

On January 14, 2008, we entered into a purchase and sale agreement with SemCorp pursuant to which we acquired substantially all of our asphalt storage assets on February 20, 2008, from SemCorp for aggregate consideration of $379.5 million, including $0.7 million of acquisition-related costs. For accounting purposes, the acquisition has been reflected as a purchase of assets, with the asphalt storage assets recorded at the historical cost of SemCorp, which was approximately $145.5 million, with the additional purchase price of $234.0 million reflected in the statement of changes in partners’ capital as a distribution to SemCorp.  In conjunction with the purchase of the asphalt storage assets, we amended our existing credit facility, increasing our borrowing capacity to $600 million. Concurrently, we issued 6,000,000 common units, receiving proceeds, net of underwriting discounts and offering-related costs, of $137.2 million. Our General Partner also made a capital contribution of $2.9 million to maintain its general partner interest in us. On March 5, 2008, we issued an additional 900,000 common units, receiving proceeds, net of underwriting discounts, of $20.6 million, in connection with the underwriters’ exercise of their over-allotment option in full. Our General Partner made a corresponding capital contribution of $0.4 million to maintain its general partner interest in us.  In connection with the acquisition of the asphalt storage assets, we entered into a terminalling agreement with SemCorp and certain of its subsidiaries under which we provided asphalt product terminalling and storage and throughput services to SemCorp and SemCorp agreed to use our services at certain minimum levels (see “—Terminalling Agreement”).  In connection with the settlement of certain items with SemCorp in its bankruptcy proceedings, SemCorp rejected the Terminalling Agreement.  Our General Partner’s Board approved the acquisition of the asphalt storage assets as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the asphalt storage assets was fair, from a financial point of view, to us.

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

Under the Amended Omnibus Agreement, SemCorp indemnified us for certain potential environmental claims, losses and expenses.  In addition, the Amended Omnibus Agreement contained non-competition and right of first refusal provisions.  In connection with the Settlement, the Amended Omnibus Agreement, including the indemnification, non-competition and right of first refusal provisions therein, was rejected as part of SemCorp’s bankruptcy proceedings.

We incurred expenses of approximately $6.9 million and $1.8 million under the Amended Omnibus Agreement during the years ended December 31, 2008 and 2009, respectively.

Terminalling Agreement

In connection with our acquisition of the asphalt assets, we entered into a terminalling agreement with SemCorp. Prior to the settlement of certain items with SemCorp in its bankruptcy proceedings, a substantial portion of our revenues were derived from services provided to the finished asphalt product processing and marketing operations of SemCorp pursuant to this agreement. Under this agreement, we provided asphalt terminalling and storage services to SemCorp.  Such services were subject to minimum throughput requirements each month, regardless of the amount of such services actually used by SemCorp in a given month.  The terminalling agreement did not apply to any services we provided to customers other than SemCorp.  We generated revenues of approximately $53.0 million and $14.7 million (in each case excluding fuel surcharge revenues related to fuel and power consumed to operate our asphalt product storage tanks), from SemCorp with respect to services provided pursuant to the terminalling agreement during the years ended December 31, 2008 and 2009, respectively.  In connection with the settlement, the terminalling agreement was rejected as part of SemCorp’s bankruptcy proceedings.

Access and Use Agreement

In connection with our acquisition of our asphalt assets, we entered into a terminal access and use agreement, which we refer to as the Access and Use Agreement, with SemCorp. Pursuant to the Access and Use Agreement, SemCorp reserved the right to access facilities used for both terminalling and storage of asphalt product and processing of finished asphalt products. In addition, pursuant to the Access and Use Agreement we were indemnified for any losses that occur from SemCorp’s operations at or relating to our asphalt assets.  In connection with the settlement of certain items with SemCorp in its bankruptcy proceedings, the Access and Use Agreement was rejected as part of SemCorp’s bankruptcy proceedings.

Agreements Relating to Other Acquisitions from SemCorp

On May 12, 2008, we entered into a purchase and sale agreement with SemCorp, pursuant to which we acquired the Eagle North Pipeline System from SemCorp for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs.  This pipeline was placed in service in December of 2010.  The Board approved the acquisition of the Eagle North Pipeline System based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Eagle North Pipeline System was fair, from a financial point of view, to us.

On May 20, 2008, we entered into a purchase and sale agreement with SemCorp, pursuant to which we acquired an additional 2.0 million barrels of crude oil storage at Cushing, Oklahoma from SemCorp for aggregate consideration of $90.3 million, including $0.3 million of acquisition-related costs.  The Board approved the acquisition of the crude oil storage assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the crude oil storage assets was fair, from a financial point of view, to us.

Agreements Relating to the Settlement with SemCorp

In connection with the settlement of certain items with SemCorp in its bankruptcy proceedings, we entered into various agreements with SemCorp.  These agreements are discussed in more detail below.

Shared Services Agreement

In connection with the settlement, we entered into the Shared Services Agreement with SemCorp.  Pursuant to the Shared Services Agreement, SemCorp provides certain general shared services, Cushing shared services (as described below), and SCADA services (as described below) to us.  In addition, we pay a general administrative fee to SemCorp under the Shared Services Agreement.  We incurred administrative fees of approximately $0.1 million and $0.1 million, respectively, under the Shared Services Agreement during the years ended December 31, 2009 and 2010.

The general shared services include crude oil movement services, Department of Transportation services, right-of-way services, environmental services, pipeline and civil structural maintenance services, safety services, pipeline truck station maintenance services, project support services and truck dispatch services.  The fees for such general shared services were fixed at $125,000 for the month of April 2009.  Thereafter the fees are calculated in accordance with the formulas contained therein.  These services were terminated by us during 2010.  We incurred general shared services fees of approximately $1.0 million and $0.8 million, respectively, under the Shared Services Agreement during the years ended December 31, 2009 and 2010.

The Cushing shared services include operational and maintenance services related to terminals at Cushing, Oklahoma.  The fees for such Cushing shared services were fixed at $20,000 for the month of April 2009.  Thereafter the fees are calculated in accordance with the formulas contained therein.   These services were terminated by us during 2010.  We incurred Cushing shared services fees of approximately $0.2 million and $0.2 million, respectively, under the Shared Services Agreement during the years ended December 31, 2009 and 2010.

The SCADA services include services related to the operation of the SCADA system which is used in connection with our crude oil operations.  The fees for such SCADA services were fixed at $15,000 for the month of April 2009.  SemCorp has agreed to provide the SCADA services for five years (subject to earlier termination as provided therein) and we may elect to extend the term for two subsequent five year periods.  We are in the process of transitioning the SCADA system operation to us and expect this to be complete in the second quarter of 2011.  We incurred SCADA services fees of approximately $0.1 million and $0.2 million, respectively, under the Shared Services Agreement during the years ended December 31, 2009 and 2010.

Transition Services Agreement

In connection with the settlement, we entered into the Transition Services Agreement with SemCorp.  Pursuant to the Transition Services Agreement, SemCorp provided certain corporate, crude oil and asphalt transition services, in each case for a limited amount of time, to us.  This agreement is now terminated.  We incurred fees of approximately $2.1 million and $1.3 million, respectively, under the Transition Services Agreement during the years ended December 31, 2009 and 2010.

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

New Throughput Agreement

In connection with the settlement, we and SemCorp entered into a new throughput agreement pursuant to which we provide certain crude oil gathering, transportation, terminalling and storage services to SemCorp.

Under the new throughput agreement, we charge the following fees: (i) barrels gathered via gathering lines will be charged a gathering rate of $0.75 per barrel, (ii) barrels transported within Oklahoma will be charged $1.00 per barrel while barrels transported on the Masterson Mainline will be charged $0.55 per barrel, (iii) barrels transported by truck will be charged in accordance with the schedule contained therein, including a fuel surcharge, (iv) storage fees shall equal $0.50 per barrel per month for product located in storage tanks located in Cushing, Oklahoma and $0.44 per barrel per month for product not located in dedicated Cushing storage tanks, and (v) a delivery charge of $0.08 per barrel will be charged for deliveries out of the Cushing Interchange Terminal. The new throughput agreement has an initial term of one year with additional automatic one-month renewals unless either party terminates the agreement upon thirty-days prior notice.  We generated revenues of approximately $2.0 million and $0.8 million, respectively, from SemCorp with respect to services provided pursuant to the new throughput agreement during the years ended December 31, 2009 and 2010.

New Terminalling and Storage Agreement

In connection with the settlement, we and SemCorp entered into a terminalling and storage Agreement pursuant to which we provided certain asphalt terminalling and storage services for the remaining asphalt inventory of SemCorp.  Storage services under the new terminalling agreement were equal to $0.565 per barrel per month multiplied by the total shell capacity in barrels for each storage tank where SemCorp and its affiliates have product; provided that if SemCorp removed all product from a storage tank prior to the end of the month, then the storage service fees were pro-rated for such month based on the number of calendar days storage was actually used.  Throughput fees under the new terminalling agreement were equal to $9.25 per ton; provided that no fees are payable for transfers of product between storage tanks located at the same or different terminals.  The new terminalling agreement expired on October 31, 2009.  We generated revenues of approximately $6.2 million from SemCorp with respect to services provided pursuant to the new terminalling agreement during the year ended December 31, 2009.

New Access and Use Agreement

In connection with the settlement, we and SemCorp entered into a new access and use agreement pursuant to which we allowed SemCorp access rights to our asphalt facilities relating to its existing asphalt inventory.  The term of the access and use agreement ended separately for each terminal on the earlier of October 31, 2009 or when all of the existing asphalt inventory of SemCorp was removed from such terminal.

Trademark Agreement

In connection with the settlement, we and SemCorp entered into a trademark license agreement pursuant to which SemCorp granted us a non-exclusive, worldwide license to use certain trade names, including the name “SemGroup”, and the corresponding mark until December 31, 2009, and SemCorp waived claims for infringement relating to such trade names and mark prior to the effective date of the Trademark Agreement.  We changed our name to Blueknight Energy Partners, L.P. on December 1, 2009.

Building and Office Leases

In connection with the settlement, we leased office space in Oklahoma City, Oklahoma and certain facilities in Cushing, Oklahoma to SemCorp.  We collect rental fees of approximately $19,000 per month as a result of these leases.  The term for the leases expires on March 31, 2014.  We collected rental fees of approximately $0.2 million and $0.2 million, respectively, from SemCorp under these leases during the years ended December 31, 2009 and 2010.

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

Item 14.  Principal Accountant Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we have paid PricewaterhouseCoopers LLP for independent auditing, tax and related services for each of the last two fiscal years:

	Year Ended December 31,
	2009	2010
Audit fees (1)	$1,414,372	$735,544
Audit-related fees(2)	—	—
Tax fees(3)	476,000	264,176
All other fees(4)	—	—
____________________
(1)
Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (a) the audit of our annual financial statements and internal controls over financial reporting, (b) the review of our quarterly financial statements and (c) those services normally provided in connection with statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters..

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
3.1
Amended and Restated Certificate of Blueknight Energy Partners, L.P. (the “Partnership”), dated November 19, 2009 but effective as of December 1, 2009 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 24, 2009, and incorporated herein by reference).

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
4.2
Registration Rights Agreement, dated as of October 25, 2010, by and among Blueknight Energy Partners, L.P., Blueknight Energy Holding, Inc. and CB-Blueknight, LLC (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.1
Credit Agreement, dated as of October 25, 2010, by and among the Partnership, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.2
Convertible Subordinated Debenture of the Partnership in favor of Blueknight Energy Holding, Inc., dated as of October 25, 2010 (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.3
Convertible Subordinated Debenture of the Partnership in favor of CB-Blueknight, LLC, dated as of October 25, 2010 (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.4
Global Transaction Agreement, dated as of October 25, 2010, by and among Blueknight Energy Partners G.P., L.L.C., the Partnership and the purchasers set forth in Schedule I thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.5#
Crude Oil Storage Services Agreement, effective as of June 30, 2008, by and between SemCrude, L.P. and Vitol Inc. (filed as Exhibit 10.52 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.6#
Amendment to Crude Oil Storage Services Agreement, effective June 1, 2010, by and between SemGroup Energy Partners, L.L.C and Vitol Inc. (filed as Exhibit 10.53 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.7#
Crude Oil Storage Services Agreement, effective as of May 1, 2010, by and between BKEP Crude, L.L.C. and Vitol Inc. (filed as Exhibit 10.54 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.8
Throughput Capacity Agreement, dated August 31, 2010 to be effective as of March 30, 2010, by and between BKEP Crude, L.L.C. and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 9, 2010, and incorporated herein by reference).

10.9
Omnibus Agreement, dated as of February 15, 2010 but effective as of January 1, 2010, by and among BKEP Operating, L.L.C., BKEP Crude, L.L.C., BKEP Management, Inc. and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on February 16, 2010, and incorporated herein by reference).

10.10
Master Agreement, dated July 26, 2010, by and between BKEP Operating, L.L.C. and Euromin Inc (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on July 30, 2010, and incorporated herein by reference).

10.11†*	Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (as amended and restated effective March 11, 2011).
10.12†	Form of Employment Agreement (filed as Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.13†	Form of Employment Agreement (filed as Exhibit 10.14 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.14†	Form of Employment Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).
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

10.17†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.18†	Form of Phantom Unit Agreement (filed as Exhibit 10.15 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.19†*	Form of Phantom Unit Agreement.
10.20†	Form of Retention Agreement (filed as Exhibit 10.16 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.21†	Form of Director Restricted Common Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.22†	Form of Director Restricted Subordinated Unit Agreement (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.23†
SemGroup Energy Partners G.P., L.L.C. 2009 Executive Cash Bonus Plan (filed as Exhibit 10.22 to the Partnership’s Annual Report on Form 10-K, filed on July 2, 2009, and incorporated herein by reference).

10.24
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

10.25
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

10.26
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

10.27
Contribution, Conveyance, Assignment and Assumption Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemMaterials, L.P., K.C. Asphalt, L.L.C., SGLP Asphalt, L.L.C. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.28
Membership Interest Transfer Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemMaterials, L.P. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.29
Throughput Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemGroup Energy Partners, L.L.C. and SemCrude, L.P. (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.30
Terminalling and Storage Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemMaterials Energy Partners, L.L.C. and SemMaterials, L.P. (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.31
Access and Use Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemMaterials, L.P. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.32
Trademark License Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemGroup, L.P., SemMaterials, L.P. and SemGroup Energy Partners, L.P. (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.33
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

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners G.P., L.L.C.
Its General Partner

Date: March 16, 2011	By:	[/s/ Alex G Stallings]
Alex G. Stallings
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2011.

Signature	Title

/s/ James C. Dyer, IV	Chief Executive Officer and Director (Principal Executive Officer)
James C. Dyer, IV

/s/ Alex G. Stallings	Chief Financial Officer and Secretary (Principal Financial Officer)
Alex G. Stallings

/s/ James R. Griffin	Chief Accounting Officer (Principal Accounting Officer)
James R. Griffin

/s/ Duke R. Ligon	Director
Duke R. Ligon

/s/ Steven M. Bradshaw	Director
Steven M. Bradshaw

/s/ John A. Shapiro	Director
John A. Shapiro

/s/ M.A. Loya	Director
M.A. Loya

/s/ Michael R. Eisenson	Director
Michael R. Eisenson

/s/ Jon M. Biotti	Director
Jon M. Biotti

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Blueknight Energy Partners G.P., L.L.C. and Unitholders of Blueknight Energy Partners, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital (deficit) and of cash flows present fairly, in all material respects, the financial position of Blueknight Energy Partners, L.P. and subsidiaries (the “Partnership”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Tulsa, Oklahoma
March 16, 2011

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,548	$4,840
Accounts receivable, net of allowance for doubtful accounts of $429 for both dates	10,549	8,824
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	1,253	1,912
Insurance recovery receivable	-	13,000
Prepaid insurance	3,474	1,413
Other current assets	2,292	2,147
Total current assets	23,116	32,136
Property, plant and equipment, net of accumulated depreciation of $99,948 and $119,735 at December 31, 2009 and December 31, 2010, respectively	274,492	274,069
Goodwill	6,340	7,083
Debt issuance costs	6,384	6,675
Intangibles and other assets, net	369	3,875
Total assets	$310,701	$323,838
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$7,061	$8,829
Accrued loss contingency (see Note 14)	-	20,200
Accrued interest payable	2,242	357
Accrued interest payable to related parties	-	1,214
Accrued property taxes payable	3,175	2,254
Unearned revenue	5,205	3,506
Unearned revenue with related parties	1,185	2,154
Accrued payroll	3,425	4,130
Other accrued liabilities	2,339	3,709
Current portion of capital lease obligations	248	-
Convertible subordinated debentures (see Note 22)	-	31,725
Fair value of derivative embedded within subordinated convertible debt	-	27,550
Fair value of rights offering contingency	-	10,441
Current portion of long-term debt	9,000	1,183
Total current liabilities	33,880	117,252
Long-term payable to related parties	-	4,317
Other long-term liabilities	-	150
Long-term debt (including zero and $15.0 million with related parties at December 21, 2009 and December 31, 2010, respectively)	419,000	239,862
Commitments and contingencies (Notes 7, 14 and 20)
Partners’ capital (deficit):
Series A Preferred Units (zero and 21,538,462 units issued and outstanding at December 31, 2009 and December 31, 2010, respectively)	-	91,376
Common unitholders (21,727,724 and 21,890,224 units issued and outstanding at December 31, 2009 and December 31, 2010, respectively)	471,701	478,575
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(290,257)	(286,264)
General partner interest (1.974% interest with 690,725 and 1,127,755 general partner units outstanding at December 31, 2009 and December 31, 2010, respectively)	(323,623)	(321,430)
Total Partners’ capital (deficit)	(142,179)	(37,743)
Total liabilities and Partners’ capital (deficit)	$310,701	$323,838

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Year ended December 31,
	2008	2009	2010
Service revenue:
Third party revenue	$48,295	$124,701	$129,083
Related party revenue (see Note 11)	143,885	32,075	23,541
Total revenue	192,180	156,776	152,624
Expenses:
Operating	104,078	96,125	97,655
General and administrative	43,085	28,137	20,454
Total expenses	147,163	124,262	118,109
Gain on settlement transaction	-	2,585	-
Loss contingency, net of insurance recovery (see Note 14)	-	-	7,200
Operating income	45,017	35,099	27,315
Other (income) expense:
Interest expense	26,951	51,399	48,638
Change in fair value of derivative embedded within convertible debt	-	-	6,650
Change in fair value of rights offering contingency	-	-	(4,384)
Income (loss) before income taxes	18,066	(16,300)	(23,589)
Provision for income taxes	291	205	207
Net income (loss)	$17,775	$(16,505)	$(23,796)
Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income (loss)	$3,646	$(326)	$(470)
Beneficial conversion feature attributable to preferred units	-	-	8,114
Net income (loss) allocable to limited partners	$14,129	$(16,179)	$(31,440)

Basic and diluted net income (loss) per common unit	$0.45	$(0.47)	$(0.91)
Basic and diluted net income (loss) per subordinated unit	0.45	(0.47)	(0.91)

Weighted average common units outstanding - basic and diluted	20,401	21,591	21,744
Weighted average subordinated units outstanding - basic and diluted	12,571	12,571	12,571

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

	Common Unitholders	Subordinated Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
Balance December 31, 2007	$317,004	$(287,210)	$-	$(12,565)	$17,229
Net income	8,818	5,623	-	3,334	17,775
Equity-based incentive compensation	11,081	6,526	-	357	17,964
Distributions paid	(13,719)	(9,271)	-	(727)	(23,717)
Proceeds from sale of 6,900,000 common units, net of underwriters’ discount and offering expenses of $7.1 million	157,823	-	-	-	157,823
Proceeds from issuance of 140,817 general partner units	-	-	-	3,365	3,365
Consideration paid in excess of historical cost of assets acquired from SemCorp	-	-	-	(317,082)	(317,082)
Balance, December 31, 2008	$481,007	(284,332)	$-	$(323,318)	$(126,643)
Net loss	(10,220)	(5,959)	-	(326)	(16,505)
Equity-based incentive compensation	914	34	-	3	951
Consideration paid in excess of historical cost of assets acquired from SemCorp	-	-	-	18	18
Balance, December 31, 2009	$471,701	$(290,257)	$-	$(323,623)	$(142,179)
Net loss	(14,693)	(8,484)	-	(619)	(23,796)
Equity-based incentive compensation	69	40	-	3	112
Proceeds from issuance of 21,538,462 Series A Preferred units, net of offering costs	-	-	137,758	-	137,758
Contingent financial instrument related to additional private placement	1,507	872	-	-	2,379
Proceeds from issuance of 437,030 general partner units	-	-	-	2,809	2,809
Rights offering contingency	(9,392)	(5,434)	-	-	(14,826)
Beneficial conversion feature of Preferred units	34,523	19,973	(54,496)	-	-
Amortization of beneficial conversion feature of Preferred units	(5,140)	(2,974)	8,114	-	-
Balance, December 31, 2010	$478,575	$(286,264)	$91,376	$(321,430)	$(37,743)

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$17,775	$(16,505)	$(23,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible receivables from third parties	554	(125)	-
Depreciation and amortization	21,328	22,692	21,447
Impairment of intangible assets	-	1,375	-
Amortization and write-off of debt issuance costs	1,082	6,332	4,329
Amortization of subordinated debenture discount	-	-	3,242
Change in fair value of derivative embedded within convertible debt	-	-	6,650
Change in fair value of rights offering contingency	-	-	(4,384)
Loss contingency (see Note 14)	-	-	7,200
Gain on debt refinancing	-	-	(1,434)
Asset impairment charge	-	-	779
Gain on settlement transaction	-	(2,585)	-
(Gain) loss on sale of assets	251	138	(58)
Equity-based incentive compensation	17,964	(38)	112

Changes in assets and liabilities
Decrease (increase) in accounts receivable	(6,230)	(2,082)	1,725
Decrease (increase) in receivables from related parties	(9,247)	12,753	(659)
Decrease (increase) in prepaid insurance	(1,459)	(1,218)	1,150
Decrease (increase) in other current assets	(1,674)	(481)	145
Increase in other assets	(74)	(291)	(1,335)
Increase (decrease) in accounts payable	(485)	4,463	609
Increase (decrease) in payables to related parties	9,907	(19,245)	-
Increase (decrease) in accrued interest payable	(274)	2,067	3,378
Increase in accrued interest payable to related parties	-	-	1,214
Increase (decrease) in accrued property taxes	1,951	1,224	(921)
Increase (decrease) in interest rate swap settlements payable	1,505	(1,505)	-
Increase (decrease) in unearned revenue	2,765	2,440	(1,699)
Increase in unearned revenue from related parties	-	1,185	969
Increase in accrued payroll	-	3,255	705
Increase in other accrued liabilities	2,583	574	523
Decrease in interest rate swap liability	(2,233)	-	-
Net cash provided by operating activities	55,989	14,423	19,891
Cash flows from investing activities:
Acquisition of assets from SemCorp	(514,668)	-	-
Acquisitions	-	-	(5,715)
Capital expenditures	(6,016)	(6,251)	(18,101)
Proceeds from sale of assets	375	324	1,633
Net cash used in investing activities	(520,309)	(5,927)	(22,183)
Cash flows from financing activities:
Payment on insurance premium financing agreement	-	-	(349)
Debt issuance costs	(2,094)	(10,760)	(7,510)
Payments on capital lease obligations	(1,238)	(873)	(248)
Borrowings under credit facility	518,600	35,200	296,562
Payments under credit facility	(160,100)	(55,300)	(484,700)
Borrowings under agreement with related parties	-	-	5,500
Proceeds from issuance of convertible subordinated debentures, net of issuance costs	-	-	49,383
Proceeds from equity issuances, net of offering costs	161,238	-	142,946
Distributions paid	(23,717)	-	-
Net cash provided by (used in) financing activities	492,689	(31,733)	1,584
Net increase in cash and cash equivalents	28,369	(23,237)	(708)
Cash and cash equivalents at beginning of period	416	28,785	5,548
Cash and cash equivalents at end of period	$28,785	$5,548	$4,840
Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	(50)	(11)	1,159
Non-cash addition to property, plant and equipment related to settlement (see Note 20)	-	(9,536)	-
Increase in accrued liabilities related to insurance premium financing agreement	-	-	407
Cash paid for interest	27,655	43,001	42,108
Cash paid for income taxes	141	290	158

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. (formerly SemGroup Energy Partners, L.P.) and subsidiaries (the “Partnership”) is a publicly traded master limited partnership with operations in twenty-two states. The Partnership provides integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and asphalt product. The Partnership manages its operations through four operating segments: (i) crude oil terminalling and storage services, (ii) crude oil pipeline services, (iii) crude oil trucking and producer field services and (iv) asphalt services. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

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

On May 12, 2008, the Partnership purchased the Eagle North Pipeline System, a 135-mile, 8-inch pipeline that originates in Cushing, Oklahoma and terminates in Ardmore, Oklahoma (the “Acquired Pipeline Assets”) from SemCorp for aggregate consideration of $45.1 million, including $0.1 million of acquisition-related costs.  For accounting purposes, the acquisition was reflected as a purchase of assets, with the Acquired Pipeline Assets recorded at the historical cost of SemCorp (approximately $35.1 million), and the additional purchase price of $10.0 million reflected in the statement of changes in partners’ capital (deficit) as a distribution to SemCorp.  The acquisition was funded with borrowings under the Partnership’s revolving credit facility.  The Board approved the acquisition of the Acquired Pipeline Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Pipeline Assets was fair, from a financial point of view, to the Partnership.

On May 30, 2008, the Partnership purchased eight recently constructed crude oil storage tanks located at the Cushing Interchange from SemCorp and SemCorp assigned a take-or-pay, fee-based agreement to the Partnership that committed substantially all of the 2.0 million barrels of new storage to a third-party customer through August 2010 (the “Acquired Storage Assets”) for aggregate consideration of $90.3 million, including $0.3 million of acquisition-related costs.  For accounting purposes, the acquisition was reflected as a purchase of assets, with the Acquired Storage Assets recorded at the historical cost of SemCorp (approximately $17.2 million), inclusive of $0.6 million of completion costs subsequent to the close of the acquisition, and the additional purchase price of $73.1 million reflected in the statement of changes in partners’ capital (deficit) as a distribution to SemCorp.  The acquisition was funded with borrowings under the Partnership’s existing revolving credit facility.  The Board approved the acquisition of the Acquired Storage Assets based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating the transaction and considered a number of factors in approving the acquisition, including an opinion from the committee’s independent financial advisor that the consideration paid for the Acquired Storage Assets was fair, from a financial point of view, to the Partnership.

On July 22, 2008, SemCorp and certain of its subsidiaries filed voluntary petitions (the “Bankruptcy Filings”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 08-11547-BLS (the "Bankruptcy Cases").  By order dated October 28, 2009, the Bankruptcy Court confirmed SemCorp’s reorganization plan.  Pursuant to this reorganization plan, SemCorp exited bankruptcy and became a public company during the fourth quarter of 2009. None of the Partnership, its general partner, the subsidiaries of the Partnership nor the subsidiaries of the Partnership’s general partner were party to the Bankruptcy Filings.  See Notes 2, 7, 11 and 20 for a discussion of the impact of the Bankruptcy Filings and related events upon the Partnership.

On April 7, 2009, the Partnership and SemCorp executed definitive documentation relating to the settlement of certain matters between the Partnership and SemCorp (the “Settlement”).  The Settlement provided for the following, among other items:

•	the Partnership transferred certain crude oil assets located in Kansas and northern Oklahoma to SemCorp. These transfers included real property and associated personal property at loctaions where SemCorp owned the pipeline. The Partnership retained certain access and connection rights to enable it to continue to operate its crude oil trucking business in such areas. In addition, the Partnership transferred its interests in the SCADA System, a crude oil inventory tracking system, to SemCorp (collectively, the “Transferred Settlement Assets”);

•	SemCorp transferred to the Partnership (i) 355,000 barrels of crude oil line fill and tank bottoms, which are necessary for the Partnership to operate its crude oil tank storage operations and its Oklahoma and Texas crude oil pipeline systems, (ii) certain personal property located in Oklahoma, Texas, and Kansas used in connection with the Partnership’s crude oil trucking business and (iii) certain real property located in Oklahoma, Kansas, Texas, and New Mexico that was intended to be transferred in connection with the Partnership’s initial public offering (the “Crude Oil Assets”). In addition, SemCorp transferred certain asphalt processing assets that were connection to, adjacent to, or otherwise contiguous with the Partnership’s existing asphalt facilities and associated real property interests to the Partnership (the “Asphalt Assets”). The transfer of the Asphalt Assets in connection with the Settlement provides the Partnership with outbound logistics for its existing asphalt facilities and, therefore, allows it to provide asphalt terminalling, storage and procesing services to third parties;

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

•	the Partnership and SemCorp entered into a Transition Services Agreement (the “Transition Services Agreement”) pursuant to which SemCorp provided certain corporate, crude oil and asphalt transition services, in each case for a limited amount of time, to the Partnershp;

•	the Partnership offered employment to certain oil employees, and;

•	certain pre-petition claims by SemCorp and the Partnership were netted and waived.

The Bankruptcy Filings and the events related thereto have had a significant impact upon the Partnership’s business and results of operations and may in the future impact it in various ways. These items include, among others: (i) the reconstitution of the Board and management in connection with a change of control that occurred in July 2008 (the “Manchester Change of Control”), (ii) the events of default that were triggered under the Partnership’s prior credit facility, the Forbearance Agreement and amendments thereto and the credit agreement amendment that the Partnership entered into in order to waive such events of default, (iii) the uncertainty relating to and the rebuilding of the Partnership’s business to provide services to and derive revenues from third parties instead of relying upon SemCorp for substantially all of its revenues, (iv) the hiring of certain operational employees in connection with the Settlement and the rejection of the Amended Omnibus Agreement, (v) the Partnership becoming a party to securities and other litigation as well as governmental investigations, (vi) the Partnership being delisted from the Nasdaq Global Market, (vii) the Partnership failing to make distributions for the second quarter of 2008 through the fourth quarter of 2010, and the expectation that the Partnership will not make a distribution for the first quarter of 2011, (viii) the Partnership experiencing increased general and administrative expenses due to the costs related to legal and financial advisors as well as other related costs, (ix) experiencing increased interest expense as a result of the Forbearance Agreement and amendments thereto and the credit agreement amendment and (x) the Partnership entering into the Settlement with SemCorp.

On October 8, 2009, an affiliate of Vitol Holding B.V.  (together with its affiliates and subsidiaries other than the Partnership and the Partnership’s general partner, “Vitol”) and Manchester Securities Corp. entered into an agreement pursuant to which Vitol would acquire 100% of the membership interests in SemGroup Energy Partners G.P., L.L.C., the Partnership’s general partner (the “General Partner”), and the Partnership’s subordinated units.  On November 24, 2009, the transactions contemplated by the agreement were consummated and Vitol acquired 100% of the membership interests in the General Partner and the Partnership’s subordinated units (the “Vitol Change of Control”).  As owner of 100% of the membership interests in the General Partner, Vitol effectively controlled the General Partner and the Partnership, and SemGroup, L.P., the Partnership’s former parent, no longer has any ownership interest in the General Partner.

On October 25, 2010, the Partnership, announced  that Vitol Holding and Charlesbank Holding entered into an agreement (the “Vitol-Charlesbank Agreement”) whereby Charlesbank Holding purchased 50% of the membership interests in the entity that controls the General Partner and 50% of the Partnership’s outstanding subordinated units representing limited partner interests in the Partnership from Vitol Holding (the “Charlesbank Change of Control”).  Pursuant to the terms of the Global Transaction Agreement (as defined in Note 22), the Partnership issued and sold 10,769,231 preferred units to each of Vitol and Charlesbank (or 21,538,462 Preferred Units in the aggregate) on October 25, 2010, for a cash purchase price of $6.50 per preferred unit, resulting in total gross proceeds of approximately $140 million.  Charlesbank Holding is owned indirectly by Charlesbank Capital Partners, LLC (together with its affiliates and subsidiaries other than the Partnership and the Partnership’s general partner, “Charlesbank”).  Vitol and Charlesbank each continue to own 50% of the membership interests in the General Partner, 50% of the Partnership’s outstanding subordinated units and 50% of the Partnership’s outstanding preferred units.  As owner of 100% of the membership interests in the General Partner, Vitol and Charlesbank effectively control the General Partner and the Partnership.

For the year ended December 31, 2010, the Partnership derived approximately 16% of its revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its asphalt product storage tanks, from services it provided to Vitol Inc.  The Partnership does not provide services to Charlesbank.

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  In October of 2010, the Partnership refinanced its outstanding debt and concurrently raised capital through the issuance of additional partnership units (see Note 22).  This resulted in decreased leverage, reduced interest rates on outstanding borrowings and increased liquidity.  Based on these events and the Partnership’s current assessment of ongoing litigation (see Note 14), the Partnership believes there is no longer substantial doubt about the Partnership’s ability to continue as a going concern for the next twelve months as previously disclosed in the Partnership’s 2009 Form 10-K.

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with SemCorp under which the Partnership provided crude oil gathering and transportation and terminalling and storage services to SemCorp.  In connection with its February 2008 purchase of the Acquired Asphalt Assets, the Partnership entered into the Terminalling Agreement with SemCorp under which the Partnership provided asphalt product terminalling and storage and throughput services to SemCorp (see Note 11).  In connection with the Settlement, SemCorp rejected the Throughput Agreement and the Terminalling Agreement as part of its Bankruptcy Filings.

Prior to the close of its initial public offering in July 2007, the Partnership entered into an Omnibus Agreement with SemCorp under which the Partnership reimbursed SemCorp for the provision of various general and administrative services for the Partnership’s benefit.  The Omnibus Agreement was amended and restated in conjunction with the purchase of the Acquired Asphalt Assets in February 2008 (the “Amended Omnibus Agreement”) (see Note 11).  The events related to the Bankruptcy Filings terminated SemCorp’s obligations to provide services to the Partnership under the Amended Omnibus Agreement.  SemCorp continued to provide such services to the Partnership until April 1, 2009, the effective date of the Settlement, at which time SemCorp rejected the Amended Omnibus Agreement and SemCorp and the Partnership entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see Note 20).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. Management makes significant estimates including: (1) allowance for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated cash flows and fair values inherent in impairment tests; (4) accruals related to revenues and expenses; (5) the estimated fair value of financial instruments; and (6) liability and contingency accruals. Although management believes these estimates are reasonable, actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS — The Partnership includes as cash and cash equivalents, cash and all investments with maturities at date of purchase of three months or less which are readily convertible into known amounts of cash.

ACCOUNTS RECEIVABLE — The majority of the Partnership’s accounts receivable relates to its trucking and producer field services activities. Accounts receivable included in the balance sheets are reflected net of the allowance for doubtful accounts of $0.4 million at December 31, 2009 and 2010.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS — Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. A long-lived asset is tested for impairment when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows.  The Partnership recognized an impairment charge of $0.8 million during the year ended December 31, 2010 related to an asphalt facility located in Morehead City, North Carolina that was sold in April of 2010.

Acquired customer relationships and non-compete agreements are capitalized and amortized over useful lives ranging from 4 to 20 years using the straight-line method of amortization. An impairment loss is recognized for amortizable intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  The Partnership recognized impairment charges totaling $1.4 million during the year ended December 31, 2009 (see Note 5). No impairment charge was recognized in the twelve months ended December 31, 2008 or 2010 with respect to amortizable intangibles.

DEBT ISSUANCE COSTS — Costs incurred in connection with the issuance of long-term debt related to the Partnership’s credit facilities are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

GOODWILL — Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested annually for impairment and when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Partnership has four reporting units comprised of (i) its crude oil terminalling and storage services, (ii) its crude oil pipeline services, (iii) its crude oil trucking and producer field services, and (iv) its asphalt services.  The Partnership has recorded goodwill of $6.2 million related to its crude oil pipeline services reporting unit and $0.9 million related to its crude oil trucking and producer field services reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Partnership did not recognize any impairment of goodwill, including in its most recent impairment test conducted in the fourth quarter of 2010.

ENVIRONMENTAL MATTERS — Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, and penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Partnership does not have any recorded loss contingencies related to environmental matters as of December 31, 2010.

REVENUE RECOGNITION — The Partnership’s revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues.

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

Gathering and transportation services revenues consist of services fees recognized for the gathering of crude oil for the Partnership’s customers and the transportation of the crude oil to refiners, to common carrier pipelines for ultimate delivery to refiners, or to terminalling and storage facilities owned by the Partnership and others. Revenue for the gathering and transportation of crude oil is recognized when the service is performed and is based upon regulated and non-regulated tariff rates and the related transport volumes.  Producer field services revenue consists of a number of services ranging from gathering condensates from natural gas producers to hauling produced water to disposal wells.  Revenue for producer field services is recognized when the service is performed.

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate the Partnership’s asphalt product storage tanks and terminals.  The Partnership recognizes fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

INCOME AND OTHER TAXES — For federal and most state income tax purposes, the majority of income, gains, losses, expenses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership. In 2007, the state of Texas implemented a partnership-level tax based on a percentage of the revenue earned for services provided in the state of Texas. The Partnership has estimated its liability related to this tax to be $0.2 million at December 31, 2009 and 2010, which is reported as a provision for income taxes on its consolidated statements of operations.  See Note 19 for a discussion of certain risks related to the Partnership’s ability to be treated as a partnership for federal income tax purposes.

STOCK BASED COMPENSATION — In July 2007 the Partnership’s general partner adopted the SemGroup Energy Partners G.P. L.L.C. Long Term Incentive Plan (subsequently renamed the Blueknight Energy Partners G.P. L.L.C. Long Term Incentive Plan) (the “Plan”). The compensation committee Board administers the Plan. The Plan authorizes the grant of an aggregate of 1.25 million common units deliverable upon vesting. Although other types of awards are contemplated under the Plan, awards issued to date include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”). Subject to applicable earnings criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Cash distributions paid on DERs are accounted for as partnership distributions. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period.

The Partnership classifies unit award grants as either equity or liability awards. All award grants made under the Plan from its inception through December 31, 2010 have been classified as equity awards. Fair value for award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period of unit award grants, which generally is the vesting period. Fair value for equity awards is calculated as the closing price of the Partnership’s common units representing limited partner interests in the Partnership (“limited partner units”) on the grant date. Compensation expense related to unit-based payments is included in general and administrative expenses on the Partnership’s consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS —  The Partnership measures all financial instruments, including derivatives embedded in other contracts, at fair value and recognizes them in the consolidated balance sheet as an asset or a liability, depending on its rights and obligations under the applicable contract.  The changes in the fair value of financial instruments are recognized currently in earnings, in other (income) expenses, on the consolidated statement of operations.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is stated at cost and consisted of the following (in thousands):

	Estimated
	Useful	December 31,	December 31,
	Lives (Years)	2009	2010
Land		$15,430	$15,611
Land improvements	10-20	5,431	5,268
Pipelines and facilities	5-31	98,327	149,402
Storage and terminal facilities	10-35	165,392	166,538
Transportation equipment	3-10	22,781	24,177
Office property and equipment and other	3-31	20,601	21,978
Pipeline linefill and tank bottoms	N/A	7,763	7,763
Construction-in-progress	N/A	38,715	3,067
Property, plant and equipment, gross		374,440	393,804
Accumulated depreciation		(99,948)	(119,735)
Property, plant and equipment, net		$274,492	$274,069

Property, plant and equipment includes assets under capital leases of $1.2 million and zero, net of accumulated depreciation of $5.9 million and $5.9 million at December 31, 2009 and 2010, respectively. All capital leases relate to the transportation equipment asset category.

Depreciation expense for the years ended December 31, 2008, 2009 and 2010 was $21.0 million, $22.4 million and $21.4 million, respectively.

5. INTANGIBLES AND OTHER ASSETS, NET

Other assets, net of accumulated amortization, consist of the following (in thousands):

	December 31,
	2009	2010
Customer relationships	$-	$661
Non-compete agreements	-	200
Deposits	369	1,703
Prepaid Insurance	-	1,318
Intangibles and other assets, gross	369	3,882
Accumulated amortization	-	(7)
Intangibles and other assets, net	$369	$3,875

Amortization expense related to intangibles for the years ended December 31, 2008, 2009 and 2010 was $0.3 million, $0.3 million and $0.0 million, respectively.  The estimated aggregate amortization expense on amortizable intangible assets currently owned by the Partnership is as follows (in thousands):

For twelve months ending:
December 31, 2011	$83
December 31, 2012	83
December 31, 2013	83
December 31, 2014	79
December 31, 2015	33
Thereafter	493
Total estimated aggregate amortization expense	$854

As a result of losing a customer in the fourth quarter of 2009 in the crude oil trucking and producer field services reporting unit to which a recorded customer relationship asset related, the Partnership assessed the recoverability of the asset in the fourth quarter of 2009.  As a result of its assessment, the Partnership concluded that the asset was fully impaired, and, therefore, recorded an impairment charge of $1.2 million.  As a result of the Vitol Change of Control, the partnership recognized an impairment charge of $0.2 million in the fourth quarter of 2009 related to a non-compete agreement intangible asset due to the fact that the agreement terminated upon the Vitol Change of Control.  The impairment charges are included in operating expenses in the consolidated statement of operations and both relate to the crude oil trucking and producer field services operating segment.

In connection with the acquisition of a producer field services business in December 2010, the Partnership recorded intangibles for customer relationships of $0.7 million and a non-compete agreement of $0.2 million.  Both of these assets relate to the crude oil trucking and producer field services operating segment.  The customer relationships are being amortized over twenty years and the non-compete agreement is being amortized over four years.

6. ACQUISITIONS

The Partnership has acquired various assets, including the Acquired Asphalt Assets, the Acquired Pipeline Assets and the Acquired Storage Assets, from SemCorp.  See Notes 1, 9 and 11 for a description of these acquisitions.  In addition, the Partnership acquired certain asphalt product assets and crude oil assets from SemCorp in connection with the Settlement (see Note 20).

In December of 2010, the Partnership acquired a company engaged in producer field services located in Dumas, Texas, for total consideration of approximately $5.7 million.  The primary reason for this acquisition is synergies the Partnership expects to realize by combining this business with its existing producer field services business.  The Partnership accounted for this acquisition as a business combination in accordance with the provisions of ASC 805 – Business Combinations.  The purchase price allocation is comprised of $4.1 million of fixed assets, consisting primarily of vehicles, buildings, and equipment; $0.9 million of intangible assets related to customer relationships and non-compete agreements and $0.7 million of goodwill.  Goodwill recognized in conjunction with this acquisition is reflective of the synergies the Partnership expects to realize as a result of combining this business with its existing producer field services business.

7. LONG-TERM DEBT

On October 25, 2010, the Partnership entered into a new credit agreement, which includes a $200.0 million term loan facility and a $75.0 million revolving loan facility.  Vitol is a lender under the credit agreement and has committed to loan the Partnership $15.0 million pursuant to such agreement.  The entire amount of the term loan and approximately $43.9 million of the revolver was drawn on the transaction date in connection with repaying all existing indebtedness under the Partnership’s prior credit agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

The credit agreement is guaranteed by all of the Partnership’s existing subsidiaries. Obligations under the credit agreement are secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors, including all material pipeline, gathering and processing assets, all material storage tanks and asphalt facilities, all material working capital assets and a pledge of all of the Partnership’s equity interests in its subsidiaries.

The credit agreement includes procedures for additional financial institutions to become revolving lenders, or for any existing lender to increase its revolving commitment thereunder, subject to an aggregate maximum of $200.0 million for all revolving loan commitments under the credit agreement.

The credit agreement will mature on October 25, 2014, and all amounts outstanding under the credit agreement will become due and payable on such date.  The Partnership may prepay all loans under the credit agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The credit agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, casualty events and debt incurrences, and, in certain circumstances, with a portion of the Partnership’s excess cash flow (as defined in the credit agreement).  These mandatory prepayments will be applied to the term loan under the credit agreement until it is repaid in full, then applied to reduce commitments under the revolving loan facility.

Until approximately May 15, 2011, borrowings under the credit agreement will bear interest, at the Partnership’s option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After approximately May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on the Partnership’s consolidated total leverage ratio (as defined in the credit agreement).  The Partnership pays a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and the Partnership pays a commitment fee of 0.50% per annum on the unused availability under the credit agreement.  The credit agreement does not have a floor for the ABR or the eurodollar rate.  In connection with entering into the credit agreement, the Partnership paid certain upfront fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement.  Vitol received its pro rata portion of such fees as a lender under the credit agreement.

The credit agreement includes financial covenants that will be tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter (except for the consolidated interest coverage ratio, which builds to a four-quarter test).

The maximum permitted consolidated total leverage ratio is as follows:

•	5.00 to 1.00 for the fiscal quarters ending December 31, 2010, March 31, 2011 and June 30, 2011;
•	4.75 to 1.00 for the fiscal quarters ending September 20, 20011 and December 31, 2011; and
•	4.50 to 1.00 for the fiscal quarter ending March 31, 2012 and each fiscal quarter thereafter.

The minimum permitted consolidated interest coverage ratio (as defined in the credit agreement) is as follows:

•	2.50 to 1.00 for the fiscal quarters ending December 31, 2010, March 31, 2011 and June 30, 2011; and
•	3.00 to 1.00 for the fiscal quarters ending September 20, 20011 and each fiscal quarter thereafter.

In addition, the credit agreement contains various covenants that, among other restrictions, limit the Partnership’s ability to:

•	create, issue, incur or assume indebtedness;
•	create, incur or assume liens;
•	engage in mergers or acquisitions;
•	sell, transfer, assign or convey assets;
•	repurchase the Partnership's equity, make distributions to unitholders and make certain other restricted payments;
•	make investments;
•	modify the terms of the Convertible Debentures and certain other indebtedness, or prepay certain indebtedness;
•	engage in transactions with affiliates;
•	enter into certain hedging contracts;
•	enter into certain burdensome contracts;
•	change the nature of the Partnership's business;
•	enter into operating leases; and
•	make certain amendments to the Amended Partnership Agreement.

At December 31, 2010, the Partnership’s leverage ratio is 4.19 and the interest coverage ratio is 4.68.  The Partnership is in compliance with all covenants of its credit agreement as of December 31, 2010.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Amended Partnership Agreement) to unitholders so long as:  (i) no default or event of default exists under the credit agreement, (ii) the Partnership has, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) the Partnership’s consolidated total leverage ratio, on a pro forma basis, would not be greater than (x) 4.5 to 1.0 for any fiscal quarter on or prior to the fiscal quarter ending June 30, 2011, (y) 4.25 to 1.0 for the fiscal quarters ending September 30, 2011 and December 31, 2011, or (z) 4.00 to 1.0 for any fiscal quarter ending on or after March 31, 2012.  The Partnership is currently allowed to make distributions to its unitholders in accordance with these covenants; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Partnership’s general partner in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.

Each of the following is an event of default under the credit agreement:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;
•	failure to meet the quarterly financial covenants;
•	failure to observe any other agreement, obligation or covenant in the credit agreement or any related loan document, subject to cure periods for certain failures;
•	the failure of any representation or warranty to be materially true and correct when made;
•	the Partnership's, or any of its subsidiaries', default under other indebtedness that exceeds a threshold amount;
•	judgments against the Partnership or any of its subsidiaries, in excess of a threshold amount;
•	certain ERISA events involving the Partnership or any of its subsidiaries, in excess of a threshold amount;
•	bankruptcy or other insolvency events involving the Partnership or any of its subsidiaries; and
•	a chance in control (as defined in the credit agreement).

If an event of default relating to bankruptcy or other insolvency events occurs, all indebtedness under the credit agreement will immediately become due and payable.  If any other event of default exists under the credit agreement, the lenders may accelerate the maturity of the obligations outstanding under the credit agreement and exercise other rights and remedies.  In addition, if any event of default exists under the credit agreement, the lenders may commence foreclosure or other actions against the collateral.

If any default occurs under the credit agreement, or if the Partnership is unable to make any of the representations and warranties in the credit agreement, the Partnership will be unable to borrow funds or have letters of credit issued under the credit agreement.

It will constitute a change of control under the credit agreement if either Vitol or Charlesbank ceases to own, directly or indirectly, exactly 50% of the membership interests of the General Partner or if the General Partner ceases to be controlled by both Vitol and Charlesbank.

The Partnership capitalized debt issuance costs of approximately $10.8 million and $1.1 million in 2009 and 2010, respectively, related to the Partnership’s prior credit facility, which were being amortized on a straight-line basis through June 2011.  Upon the execution of the new credit agreement, the Partnership wrote off $2.9 million in debt issuance costs related to the prior credit facility, leaving a remaining balance of $0.6 million ascribed to those lenders with commitments under both the prior credit facility and the new credit facility.  The Partnership capitalized $6.4 million in debt issuance costs related to the new credit facility in 2010.  The debt issuance costs are being amortized over the term of the credit agreement.  Amortization expense related to debt issuance costs for the years ended December 31, 2009 and 2010 was $6.3 million and $4.3 million, respectively.  Interest expense for the three months ended March 31, 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to the Partnership's 2008 or 2009 financial statements.

During the three months ended December 31, 2010, the weighted average interest rate under the credit agreement incurred by the Partnership was 6.2% and the total weighted average interest rate, including interest associated with the convertible debentures and the Vitol Throughput Capacity Agreement was 13.9% resulting in interest expense of approximately $10.1 million, excluding capitalized interest of $1.0 million.  During the twelve months ended December 31, 2010, the Partnership capitalized interest of $3.8 million.  The Partnership capitalized no interest during the twelve months ended December 31, 2009.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility.  From time to time the Partnership has used interest rate swap agreements to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In August 2007 the Partnership entered into interest rate swap agreements with an aggregate notional value of $80.0 million that mature on August 20, 2010. Under the terms of the interest rate swap agreements, the Partnership was to pay fixed rates of 4.9% and receive three-month LIBOR with quarterly settlement.  In March 2008 the Partnership entered into interest rate swap agreements with an aggregate notional value of $100.0 million that would have matured on March 31, 2011.  Under the terms of the interest rate swap agreements, the Partnership was to pay fixed rates of 2.6% to 2.7% and receive three-month LIBOR with quarterly settlement.  These interest rate swaps did not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swaps were recorded in interest expense in the Partnership's statements of operations.  In addition, the interest rate swap agreements contained cross-default provisions to events of default under the credit agreement.  Due to events related to the Bankruptcy Filings, all of these interest rate swap positions were terminated in the third quarter of 2008, and the Partnership has no liability as of December 31, 2010 with respect to these positions.

The Partnership issued convertible subordinated debentures in a private placement.  If not previously redeemed, the subordinated convertible debenture, including all outstanding principal and unpaid interest, will convert to preferred units on December 31, 2011. The rate at which the convertible subordinated debentures convert into Series A preferred units is computed by reference to the market price of the common stock at the date of conversion, subject to a floor of $5.50 per unit and a ceiling of $6.50 per unit (see Note 22). This conversion feature is considered an embedded derivative within the subordinated convertible debentures, which the Partnership is required to separately value. As a result, the Partnership has bifurcated this embedded derivative and estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the convertible subordinated debentures using the effective interest method.

On October 25, 2010, the execution date of the convertible subordinated debentures agreement, the Partnership estimated the fair value of the embedded derivative liability to be $20.9 million.   At December 31, 2010 the fair value of this derivative liability was estimated to be $27.6 million.

Changes to the fair value of the embedded derivative are reflected on the Partnership’s consolidated statements of operations as “Change in fair value of derivative embedded within convertible debt.” The value of the embedded derivative is contingent on changes in the expected fair value of the Partnership's preferred units.  The Partnership recorded a loss of $6.7 million due to the change in the fair value of the embedded derivative in 2010.

In addition, the recording of the embedded derivative liability related to the convertible subordinated debt resulted in the Partnership recording a $20.9 million debt discount on the subordinated convertible debentures. The debt discount is amortized to interest expense through the mandatory conversion date of December 31, 2011 using the effective interest rate method.  The Partnership recognized non-cash interest expense of $3.2 million in 2010, due to the amortization of the debt discount.  See Note 22 for more information on the contractual terms of the convertible subordinated debt.

8. NET INCOME PER LIMITED PARTNER UNIT

On January 1, 2009, the Partnership adopted a new accounting method for the presentation of net income per limited partner unit for Master Limited Partnerships. Under the new accounting methodology, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The Partnership has retrospectively applied this new accounting method to the twelve months ended December 31, 2008. Until January 1, 2009, the Partnership’s accounting practice, for purposes of calculating earnings per unit, was to allocate net income (loss) to the general partner based on the general partner’s share of total or pro forma distributions, as applicable, including incentive distribution rights. The adoption of this new accounting method did not materially impact the Partnership’s financial position, results of operations or cash flows.  The following sets forth the computation of basic and diluted net income (loss) per common and subordinated unit (in thousands, except per unit data):

	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2010
Net income (loss)	$17,775	$(16,505)	$(23,796)
Less: Beneficial conversion feature attributable to preferred units	-	-	8,114
Less: General partner interest in net income (loss)	3,646	(326)	(470)
Net income (loss) available to limited partners	$14,129	$(16,179)	$(31,440)

Basic and diluted weighted average number of units:
Common units	14,375	21,401	21,744
Subordinated units	12,571	12,571	12,571

Basic and diluted net income (loss) per common unit	$0.45	$(0.47)	$(0.91)
Basic and diluted net income (loss) per subordinated unit	$0.45	$(0.47)	$(0.91)

The difference between the amounts of net income allocated to the limited and general partners and the related earnings per unit calculations under the new accounting methodology and the Partnership’s previous accounting methodology for the twelve months ended December 31, 2008 is provided in the table below (in thousands, except per unit amounts):

	Current Accounting Methodology	As Previously Reported	Difference
Twelve Months Ended December 31, 2008
General partner interest in net income	$3,646	$3,334	$312
Net income available to limited partners	14,129	14,441	(312)
	$17,775	$17,775	$—

Basic and diluted weighted average number of units:
Common units	20,401	20,401	—
Subordinated units	12,571	12,571	—

Basic and diluted net income per common unit	$0.45	$0.46	$(0.01)
Basic and diluted net income per subordinated unit	$0.45	$0.46	$(0.01)

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

As a result of SemCorp’s control of the Partnership’s general partner, consideration paid in excess of the historical cost of the Acquired Asphalt Assets, Acquired Pipeline Assets, and Acquired Storage Assets were treated as distributions to SemCorp.  This resulted in an aggregate reduction in Partners’ Capital of $317.1 million and negative Partners’ Capital of $37.7 million as of December 31, 2010.  As a result of SemCorp’s control of the Partnership’s general partner, the Partnership was subject to the risk that SemCorp may have favored its own interest in proposing the terms of any acquisition (or drop downs) the Partnership made from SemCorp and such terms may not have been as favorable as those received from an unrelated third party.  The Board approved the acquisition of the Acquired Asphalt Assets, the Acquired Pipeline Assets, and Acquired Storage Assets, as well as the terms of the related agreements based on a recommendation from its conflicts committee, which consisted entirely of independent directors. The conflicts committee retained independent legal and financial advisors to assist it in evaluating these transactions and considered a number of factors in approving the acquisitions, including opinions from the committee’s independent financial advisor that the consideration paid for the Acquired Asphalt Assets, the Acquired Pipeline Assets, and the Acquired Storage Assets was fair, from a financial point of view, to the Partnership.

Pursuant to the terms of the Global Transaction Agreement, the Partnership issued and sold 10,769,231 Series A Preferred Units to each Purchaser (or 21,538,462 Preferred Units in the aggregate) for a cash purchase price of $6.50 per Preferred Unit, resulting in total gross proceeds of approximately $140 million (see Note 22).

These preferred units are convertible at the holders’ option into common units.  The preferred units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $54.5 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ capital and a decrease in preferred unitholders’ capital to reflect the fair value of the preferred units at issuance on the Partnership's consolidated statement of changes in partners’ capital for the twelve months ended December 31, 2010.  The beneficial conversion feature is considered a dividend that will be distributed ratably from the issuance date of October 25, 2010 through the first conversion date which is January 2012, resulting in an increase in preferred capital and a decrease in common and subordinated unitholders’ capital.  The impact of the beneficial conversion feature is also included in earnings per unit for the twelve months ended December 31, 2010.  See Note 22 for contractual terms of the preferred units.

Holders of the Preferred Units are entitled to quarterly distributions of 2.125% per unit per quarter (or 8.5% per unit on an annual basis) for each quarter during the one year period after the date of issuance of the Preferred Units (pro-rated with respect to the period commencing on the date of issuance and ending on December 31, 2010 based on the number of days in such period). In the case of any quarter beginning one year after the date of the issuance of the Preferred Units, the holders of the Preferred Units are entitled to quarterly distributions of 4.375% per unit per quarter (or 17.5% per unit on an annual basis) but this amount will be decreased to 2.75% per unit per quarter (or 11.0% per unit on an annual basis) upon affirmative vote of the Unitholder Proposals discussed below. If the Partnership fails to pay in full any distribution on the Preferred Units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full.

The Partnership has not yet paid a distribution on the preferred units for the portion of the quarter ended December 31, 2010 during which the preferred units were outstanding. As such, each preferred unit is entitled to an arrearage of $0.10, or total arrearages for all preferred units of $2.2 million based on 21,538,462 preferred units outstanding as of March 11, 2011. The Partnership anticipates paying this arrearage in connection with the regular quarterly distributions the Partnership expects to make on its preferred units for the quarter ended March 31, 2011.

10. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2008, 2009 and 2010 SemCorp accounted for approximately 73%, 16% and 1%, respectively, of the Partnership’s revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its asphalt product storage tanks. As a result of the Bankruptcy Filings, the Partnership has replaced revenues generated by services provided to SemCorp with revenues generated from services provided to other third party customers.

For the twelve months ended December 31, 2010, Vitol Inc., accounted for 54% of crude oil terminalling and storage services revenue.  Mercuria Energy Trading, Inc., Barclays Capital Energy, Inc., and Nexen Marketing USA, Inc. each accounted for at least 10% but not more than 20% of crude oil terminalling and storage services revenue in 2010.  ExxonMobil Corporation, Gavillon, LLC, ConocoPhillips Co. and Vitol Inc. each accounted for at least 10% but no more than 20% of crude oil pipeline services revenue in 2010.  Enterprise Crude Pipeline, LLC, MV Purchasing, LLC and ConocoPhillips Co. each accounted for at least 10% but not more than 20% of crude oil trucking and producer field services revenue in 2010.  NuStar Marketing LLC, Ergon Asphalt & Emulsions and Suncor Energy USA accounted for at least 10% but not more than 30% of asphalt services revenue in 2010.  Vitol Inc. and Enterprise Crude Pipeline, LLC each comprised at least 10% but not more than 20% of total accounts receivable at December 31, 2010.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of trade receivables. The Partnership’s accounts receivable are primarily from producers, purchasers and shippers of crude oil and asphalt product and at times will include Vitol. This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk in that the customers may be similarly affected by changes in economic, industry or other conditions. The Partnership periodically reviews credit exposure and financial information of its counterparties.

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

Based on the minimum requirements under the Throughput Agreement and the Terminalling Agreement, SemCorp was obligated to pay the Partnership an aggregate minimum monthly fee totaling $135.0 million annually for the Partnership’s gathering and transportation services and the Partnership’s terminalling and storage services.  Pursuant to an order of the Bankruptcy Court entered on September 9, 2008, SemCorp began making payments under the Throughput Agreement at a market rate based upon SemCorp’s actual usage rather than the contractual minimums.  In connection with the Settlement, SemCorp rejected the Throughput Agreement and the Terminalling Agreement as part of its Bankruptcy Cases (see Note 20).

In connection with the Settlement, the Partnership and SemCorp entered into various agreements including the New Throughput Agreement pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to SemCorp and the New Terminalling Agreement pursuant to which the Partnership provided certain asphalt product terminalling and storage services for SemCorp’s remaining asphalt inventory.  For a further discussion of these agreements, and the other agreements entered into in connection with the Settlement, please see Notes 1 and 20.

Additionally, the Partnership provides crude oil terminalling and storage services to Vitol.  For the twelve months ended December 31, 2008, 2009 and 2010, the Partnership recognized revenues of $6.6 million, $9.4 million and $23.2 million, respectively, for services provided to Vitol.  Of these amounts, $6.6 million and $8.4 million are classified as third party revenues for the twelve months ended December 31, 2008 and 2009, respectively.  For the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue.  For the twelve months ended December 31, 2010, all revenue for services provided to Vitol is classified as related party revenue.

For the twelve months ended December 31, 2008, 2009 and 2010 the Partnership recognized revenues of $143.9 million, $26.5 million and $1.0 million, respectively, for services provided to SemCorp.  Of these amounts, $143.9 million and $26.3 million are classified as related party revenues for the twelve months ended December 31, 2008 and 2009, respectively.  For the twelve months ended December 31, 2010, all revenue for services provided to SemCorp is classified as third party revenue.

As of December 31, 2009 and 2010, the Partnership had $0.6 million and zero, respectively, in receivables from SemCorp and its subsidiaries.

Prior to the Bankruptcy Filings, the Partnership paid SemCorp a fixed administrative fee for providing general and administrative services to the Partnership. This fixed administrative fee was initially fixed at $5.0 million per year through July 2010. Concurrently with the closing of the purchase of the Acquired Asphalt Assets in February of 2008, the Partnership amended and restated the Omnibus Agreement, increasing the fixed administrative fee the Partnership paid SemCorp for providing general and administrative services to the Partnership from $5.0 million per year to $7.0 million per year. For the twelve month periods ended December 31, 2008 and 2009, the Partnership recorded general and administrative expenses of $6.9 million and $2.6 million, respectively, for the services provided under the Omnibus Agreement. The obligation for SemCorp to provide services under the Amended Omnibus Agreement and the corresponding administrative fee payable by the Partnership were terminated in connection with the events related to the Manchester Change of Control. SemCorp continued to provide such services to the Partnership until the effective date of the Settlement at which time SemCorp rejected the Amended Omnibus Agreement and SemCorp and the Partnership entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see Note 2). In addition, in connection with the Settlement, SemCorp waived the fixed administrative fee payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 2).  For the twelve months ended December 31, 2010, the Partnership paid SemCorp $1.3 million under the Shared Services Agreement and the Transition Services Agreement.

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

The Partnership has acquired various assets, including the Acquired Asphalt Assets, the Acquired Pipeline Assets and the Acquired Storage Assets, from SemCorp.  See Notes 1 and 9 for a description of these acquisitions.  In addition, the Partnership acquired certain asphalt product assets and crude oil assets from SemCorp in connection with the Settlement (see Note 20).

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

Vitol Storage Agreements

In connection with the Partnership’s acquisition of certain of its crude oil storage assets from SemCorp in May 2008, the Partnership was assigned from SemCorp a storage agreement with Vitol under which the Partnership provides crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended, effective as of June 1, 2010, to extend the term of the agreement until June 1, 2011 (the “2010 Amendment”).  In addition, Vitol has the option to renew the agreement for an additional one year term.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board of Directors of the Partnership’s general partner (the “Board”) or the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions.  Vitol became a related party after the Vitol Change of Control in November 2009.  Since the 2010 Amendment occurred subsequent to the Vitol Change of Control, it was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  The Partnership earned revenues of approximately $13.1 million and $12.5 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement during the years ended December 31, 2009 and December 31, 2010, respectively.  The Partnership believes that the rates it charges Vitol under the 2008 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

In March of 2010, the Partnership entered into a second crude oil storage services agreement with Vitol under which the Partnership began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of the 2010 Vitol Storage Agreement is five years commencing on May 1, 2010, subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement. During the twelve months ended December 31, 2010, the Partnership generated revenues under this agreement of approximately $8.1 million.  The Partnership believes that the rates it charges Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

 Vitol Master Lease Agreement

In July of 2010, the Partnership and Vitol entered into a Master Agreement (the “Master Agreement”) relating to the lease of certain vehicles by the Partnership from Vitol.  Pursuant to the Master Agreement, the Partnership may lease certain vehicles, including light duty trucks, tractors, tank trailers and bobtail tank trucks, from Vitol for periods ranging from 36 months to 84 months depending on the type of vehicle.  The Partnership will have the opportunity to purchase each vehicle at the end of the lease at the estimated residual value of such vehicle.  Leases under the Master Agreement are accounted for as operating leases.  During the year ended December 31, 2010, the Partnership recorded expenses under this agreement of approximately $0.1 million.  The Master Agreement was approved by the Board’s Conflicts Committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of its partnership agreement.

Vitol Throughput Capacity Agreement

In August of 2010, the Partnership and Vitol entered into a Throughput Capacity Agreement (the “ENPS Throughput Agreement”).  Pursuant to the ENPS Throughput Agreement, Vitol purchased 100% of the throughput capacity on the Partnership’s Eagle North Pipeline System (“ENPS”).  The Partnership put ENPS in service in December of 2010.  In September of 2010, Vitol paid the Partnership a prepaid fee equal to $5.5 million and Vitol will pay additional usage fees for every barrel delivered by or on behalf of Vitol on ENPS.  This $5.5 million received from Vitol is accounted for as a long-term payable to a related party and is reflected as such on the Partnership’s consolidated balance sheet as of December 31, 2010.  In addition, if the payments made by Vitol in any contract year under the ENPS Throughput Agreement are in the aggregate less than $2.4 million, then Vitol will pay the Partnership a deficiency payment equal to $2.4 million minus the aggregate amount of all payments made by Vitol during such contract year.  The ENPS Throughput Agreement has a term that extends for four years after ENPS is completed and may be extended by mutual agreement of the parties for additional one-year terms.  If the capacity on ENPS is unavailable for use by Vitol for more than 60 days, whether consecutive or nonconsecutive, during the term of the ENPS Throughput Agreement, then Vitol shall have the right to terminate the ENPS Throughput Agreement within six months after such lack of capacity.  The Partnership has previously contracted to provide throughput services on ENPS to a third party and Vitol’s rights to the capacity of ENPS are subordinate to the rights of such third party.  In addition, for so long as a default by Vitol relating to payments under the ENPS Throughput Agreement has not occurred and is continuing, the Partnership will remit to Vitol any and all tariffs and deficiency payments received by the Partnership or its affiliates from such third party pursuant to its agreement with the Partnership.  The ENPS Throughput Agreement was approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of its partnership agreement.

During the twelve months ended December 31, 2010, the Partnership incurred interest expense under this agreement of approximately $0.2 million.  The agreement has an effective annual interest rate of 14.1% and matures on December 31, 2014.

Vitol’s Commitment under the Partnership’s Credit Agreement

Vitol is a lender under the Partnership’s current credit agreement and has committed to loan the Partnership $15.0 million pursuant to such agreement.   During 2010, Vitol received its pro rata portion of the upfront fees and interest payments in connection with being a lender under the credit agreement and received approximately $0.4 million in connection therewith.

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

Awards granted to date are equity awards and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period.  Due to the Change of Control related to the SemCorp’s liquidity issues, all outstanding awards as of July 18, 2008 vested.  On August 14, 2008, 282,309 common units were issued in connection with the vesting of certain of the outstanding awards.  In October 2009, 145,000 common units were issued in connection with the vesting of certain of the outstanding awards due to the Manchester Change of Control related to the SemCorp’s liquidity issues.

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

In November 2009, 10,000 restricted common units were granted which vest in one-third increments over three years.  This grant was made in connection with the reorganization of the Board.  In December 2009, 2,500 restricted common units were granted which vest in one-third increments over three years.  Due to the Charlesbank Change of Control, all outstanding awards as of October 25, 2010 vested.  In December 2010, 12,500 common units were issued in connection with the vesting of the outstanding awards due to the Charlesbank Change of Control.

In December 2010, 7,500 restricted common units were granted which vest in one-third increments over three years.  This grant was made in connection with the anniversary of the independent directors joining the Board.

Activity pertaining to phantom common unit and restricted common unit awards granted under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	485,000	$22.06
Granted	385,000	25.86
Vested	865,000	23.86
Forfeited	-	-
Nonvested at December 31, 2008	5,000	$3.85
Granted	42,500	4.43
Vested	35,000	2.61
Forfeited	-	-
Nonvested at December 31, 2009	12,500	$9.29
Granted	7,500	7.30
Vested	12,500	9.29
Forfeited	-	-
Nonvested at December 31, 2010	7,500	$7.30

The phantom common units and restricted common units vest ratably over three year periods.  The fair value of the phantom common units granted in 2008 and 2009 at the grant date was $9.8 million and $0.1 million, respectively.  The fair value of the restricted common units granted in 2008, 2009 and 2010 at the grant date was $0.1 million, $0.1 million and $0.1 million, respectively.  The Partnership's equity-based incentive compensation expense for the years ended December 31, 2008, 2009 and 2010 was $19.4 million, $0.1 million and $0.1 million, respectively.  As of December 31, 2010, the Partnership has $0.1 million in compensation expense to be recognized over the next three years related to awards that have not vested.

13. EMPLOYEE BENEFIT PLAN

Under the Partnership's 401(k) Plan, which was formed in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.6 million and $1.1 million in 2009 and 2010, respectively, for discretionary contributions under the plan.

14. COMMITMENTS AND CONTINGENCIES

The Partnership leases certain real property, equipment and operating facilities under various operating and capital leases. It also incurs costs associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations. Future non-cancellable commitments related to these items at December 31, 2010, are summarized below (in thousands):

Operating Leases
For twelve months ending:
December 31, 2011	$4,821
December 31, 2012	3,571
December 31, 2013	2,051
December 31, 2014	1,333
December 31, 2015	998
Thereafter	711
Total future minimum lease payments	$13,485

Rental expense related to leases was $3.8 million, $4.4 million and $4.8 million for each of the years ended December 31, 2008, 2009 and 2010, respectively.

The Partnership is subject to various legal actions and claims, including a securities class action and other lawsuits, an SEC investigation and a Grand Jury investigation due to events related to the Bankruptcy Filings (see Note 20).  The Partnership intends to vigorously defend these actions.  There can be no assurance regarding the outcome of the litigation.  The Partnership has accrued a contingent loss of $20.2 million as of December 31, 2010 for the legal case In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-CV-425-GKF-PJC.  Of this amount, the Partnership expects to receive insurance proceeds of $13.0 million to $14.0 million and accordingly has recognized an insurance recovery receivable of $13.0 million as of December 31, 2010.  The resulting impact to the consolidated statement of operations is $7.2 million comprised of the loss contingency net of expected insurance proceeds. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation.  However, the ultimate resolution of these actions could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the Partnership’s common units and the Partnership’s ability to conduct its business.

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

At December 31, 2009 and 2010, the Partnership was not aware of any existing conditions that may cause it to incur significant expenditures in the future for the remediation of existing contamination. As such, the Partnership has not reflected in the accompanying financial statements any liabilities for environmental obligations to be incurred in the future based on existing contamination. Changes in the Partnership’s estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

16. FAIR VALUE MEASUREMENTS

The Partnership utilizes a three-tier framework for assets and liabilities required to be measured at fair value. In addition, the Partnership uses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost) to value these assets and liabilities as appropriate. The Partnership uses an exit price when determining the fair value. The exit price represents amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The Partnership utilizes a three-tier fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2
Inputs other than quoted prices that are observable for these assets or liabilities, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3	Unobservable inputs in which there is little market data, which requires the reporting entity to develop its own assumptions.

This hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Partnership's recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Total	$—	$—	$—	$—

Liabilities:
Fair value of derivative embedded within subordinated convertible debt	$27,550	$—	$—	$27,550
Fair value of rights offering contingency	$10,441	$—	$—	$10,441
Total	$37,991	$—	$—	$37,991

The fair value of the embedded conversion option which was separated (and accounted for separately at fair value) from the subordinated convertible debt was derived using a valuation model and has been classified as Level 3. The valuation model used is a discounted cash flow model and assumes future distribution payments by the Partnership and utilizes interest rates and credit spreads for subordinated debt to preferred stock to determine the fair value of the derivative embedded within the convertible debt. The change in fair value of the derivative liability from the date of issuance of the subordinated convertible debentures on October 25, 2010 through December 31, 2010 of $6.7 million is included in other (income) expense in the Partnership’s consolidated statements of operations.

The fair value of the rights offering contingency related to certain rights that may be offered to common unitholders under the proposed Global Transaction Agreement was derived using a valuation model and has been classified as Level 3.  The valuation model used is a probability-weighted model and assumes both the probability of approval of the unitholder proposals by the common unitholders and the number of rights that are exercised as well as the expected fair value of the preferred units at the time such rights are exercised.  The change in fair value of the rights offering contingency from the date of issuance of the proposed Global Transaction Agreement on October 25, 2010 through December 31, 2010 of $4.4 million is included in other (income) expense in the Partnership’s consolidated statements of operations.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Measurements Using Significant Unobservable Inputs (Level 3) For the Year Ended December 31, 2010
Beginning balance (October 25, 2010)	$(35,726)
Total gains or losses (realized/unrealized)
Included in earnings	(2,265)
Included in other comprehensive income
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Ending balance, December 31, 2010	$(37,991)

The amount of total losses for the period included in earnings attributable to the change in the unrealized gains or losses relating to liabilities still held at the reporting date	$(2,265)

17. OPERATING SEGMENTS

The Partnership’s operations consist of four operating segments: (i) crude oil terminalling and storage services, (ii) crude oil pipeline services, (iii) crude oil trucking and producer field services, and (iv) asphalt services.  During the fourth quarter of 2010, the Partnership changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.  Previously, the crude oil pipeline services segment and the crude oil trucking and producer field services segment were presented on a combined basis.  The change in the Partnership’s internal organization was prompted by the December 2010 acquisition of a producer field services business and the December 2010 placement of the ENPS into service.  All periods prior to this change in the Partnership’s internal organization have been restated to reflect the Partnership’s current operating segments.

CRUDE OIL TERMINALLING AND STORAGE SERVICES —The Partnership provides crude oil terminalling and storage services at its terminalling and storage facilities located in Oklahoma and Texas.

CRUDE OIL PIPELINE SERVICES —The Partnership owns and operates three pipeline systems, the Mid-Continent system, the Longview system and ENPS, that gather crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its pipeline system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. It refers to its second pipeline system, which is located in Texas, as the Longview system.  In December 2010, the Partnership placed into service a third pipeline system, ENPS, originating in Cushing, Oklahoma and terminating in Ardmore, Oklahoma.

CRUDE OIL TRUCKING AND PRODUCER FIELD SERVICES — The Partnership uses its owned and leased tanker trucks to gather crude oil for its customers at remote wellhead locations generally not covered by pipeline and gathering systems and to transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems.  Crude oil producer field services consist of a number of producer field services, ranging from gathering condensates from natural gas companies to hauling produced water to disposal wells.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Crude Oil Terminalling and Storage Services	Crude Oil Pipeline Services	Crude Oil Trucking and Producer Field Services	Asphalt Services	Total
Year ended December 31, 2008
Service revenue
Third party revenue	$13,877	$7,360	$27,056	$2	$48,295
Related party revenue	28,089	13,461	36,492	65,843	143,885	(1)
Total revenue for reportable segments	41,966	20,821	63,548	65,845	192,180
Operating expenses (excluding depreciation and amortization)	2,353	10,169	48,668	21,560	82,750
Operating margin (excluding depreciation and amortization)	39,613	10,652	14,880	44,285	109,430	(2)
Additions to long-lived assets	17,299	38,702	132	147,766	203,899
Total assets (end of period)	89,450	78,751	24,487	161,953	354,641

Year Ended December 31, 2009
Service revenue
Third party revenue	$39,662	$12,964	$36,185	$35,890	$124,701
Related party revenue	3,638	523	6,090	21,824	32,075	(1)
Total revenue for reportable segments	43,300	13,487	42,275	57,714	156,776
Operating expenses (excluding depreciation and amortization)	2,994	8,198	38,307	22,559	72,058
Gain on settlement transaction	(2,585)	-	-	-	(2,585)
Operating margin (excluding depreciation and amortization)	42,891	5,289	3,968	35,155	87,303	(2)
Additions to long-lived assets	2,166	10,492	22	3,096	15,776
Total assets (end of period)	75,725	84,831	11,122	139,023	310,701

Year Ended December 31, 2010
Service revenue
Third party revenue	$17,701	$11,740	$42,437	$57,205	$129,083
Related party revenue	21,258	1,543	740	-	23,541	(1)
Total revenue for reportable segments	38,959	13,283	43,177	57,205	152,624
Operating expenses (excluding depreciation and amortization)	3,472	10,154	41,522	21,060	76,208
Operating margin (excluding depreciation and amortization)	35,487	3,129	1,655	36,145	76,416	(2)
Additions to long-lived assets	2,382	13,000	4,273	3,716	23,371
Total assets (end of period)	73,500	104,043	14,977	131,318	323,838
______________________________
(1)
The Partnership provides services to SemCorp and Vitol.  For the twelve months ended December 31, 2008, 2009 and 2010 the Partnership recognized revenues of $143.9 million, $26.5 million and $1.0 million, respectively, for services provided to SemCorp.  Of these amounts, $143.9 million and $26.3 million are classified as related party revenues for the twelve months ended December 31, 2008 and 2009, respectively.   For the twelve months ended December 31, 2009, $0.2 million in revenue for services provided to SemCorp subsequent to the Vitol Change of Control is classified as third party revenue.  All revenues for services provided to SemCorp during the twelve months ended December 31, 2010 are classified as third party revenues.  For the twelve months ended December 31, 2008, 2009 and 2010, the Partnership recognized revenues of $6.6 million, $9.4 million and $23.2 million, respectively, for services provided to Vitol.  Of these amounts, $6.6 million and $8.4 million are classified as third party revenues for the twelve months ended December 31, 2008 and 2009, respectively.  For the twelve months ended December 31, 2009 and 2010, $1.0 million and $23.2 million, respectively, in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue.

(2)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2008	2009	2010
Operating margin (excluding depreciation and amortization)	$109,430	$87,303	$76,416
Depreciation and amortization	21,328	24,067	21,447
Loss contingency, net of insurance recoveries	-	-	7,200
General and administrative expenses	43,085	28,137	20,454
Interest expense	26,951	51,399	48,638
Change in fair value of derivative embedded within convertible debt	-	-	6,650
Change in fair value of rights offering contingency	-	-	(4,384)
Income (loss) before income taxes	$18,066	$(16,300)	$(23,589)

18. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06 – Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements , which provides additional guidance to improve disclosures regarding fair value measurements. The ASU amends ASC 820-10, Fair Value Measurements and Disclosures—Overall (formerly FAS 157, Fair Value Measurements) to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward.  The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques.  The ASU applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. This statement did not have a significant impact on the Partnership due to it only requiring enhanced disclosures.

19. INCOME TAXES

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets at December 31, 2010 are presented below (in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$1,328
Net operating loss carryforwards	45
Deferred tax asset	1,373

Less: valuation allowance	(1,373)

Net deferred tax asset	$-

Given the Partnership’s subsidiary taxed as a corporation has limited earnings history to determine the likelihood of realizing the benefits of the deferred tax assets and the fact that the Partnership anticipates this subsidiary will generate net operating losses for the foreseeable future, the Partnership has provided a full valuation allowance against its deferred tax asset.

20. IMPACT OF BANKRUPTCY OF SEMCORP AND RELATED EVENTS

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

The Settlement provided for the following:

•	the Partnership transferred the Transferred Settlement Assets to SemCorp;

•	SemCorp transferred the Crude Oil Assets and the Asphalt Assets to the Partnership;

•	SemCorp rejected the Throughput Agreement;

•	the Partnership and one of its subsidiaries had a $20 million unsecured claim against SemCorp and certain of its subsidiaries relating to the rejection of the Throughput Agreement;

•	the Partnership and SemCorp entered into the New Throughput Agreement pursuant to which the Partnership provides certain crude oil gathering, transportion, terminalling and storage services to SemCorp;

•	the Partnership offered employment to certain crude oil employees;

•	SemCorp rejected the Terminalling Agreement;

•	a subsidiary of the Partnership had a $35 million unsecured claim against SemCorp and certain of its subsidiaries relating to rejection of the Terminalling Agreement;

•	the Partnership and SemCorp entered into the New Terminalling Agreement pursuant to which the Partnership provided asphalt produce terminalling and storage services for SemCorp’s remaining asphalt inventory;

•	SemCorp agreed to remove all of its remaining asphalt inventory from the Partnership’s asphalt storage facilities no later than October 31, 2009;

•
SemCorp was entitled to receive 20% of the proceeds of any sale by the Partnership of any of the asphalt assets transferred to the Partnership in connection with the Settlement that occurred prior to December 31, 2009;

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

The general shared services include crude oil movement services, Department of Transportation services, right-of-way services, environmental services, pipeline and civil structural maintenance services, safety services, pipeline truck station maintenance services, project support services and truck dispatch services.  The fees for such general shared services were fixed at $125,000 for the month of April 2009.  Thereafter the fees were calculated in accordance with the formulas contained therein.  SemCorp agreed to provide the general shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties. The Partnership has transitioned away from general shared services as of December 31, 2010.

The Cushing shared services include operational and maintenance services related to terminals at Cushing, Oklahoma.  The fees for such Cushing shared services were fixed at $20,000 for the month of April 2009.  Thereafter the fees were calculated in accordance with the formulas contained therein.  SemCorp has agreed to provide the Cushing shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties. The Partnership has transitioned away from Cushing shared services as of December 31, 2010.

The SCADA services include services related to the operation of the SCADA system which is used in connection with the Partnership’s crude oil operations.  The fees for such SCADA services were fixed at $15,000 for the month of April 2009.  Thereafter the fees will be calculated in accordance with the formulas contained therein.  SemCorp has agreed to provide the SCADA services for five years (subject to earlier termination as provided therein) and the Partnership may elect to extend the term for two subsequent five year periods. The Partnership continues to use SCADA services provided by SemCorp as of December 31, 2010.

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

Credit Facility

In connection with the events related to the Bankruptcy Filings, certain events of default occurred under the Partnership’s prior credit agreement.  On September 18, 2008, the Partnership and the requisite lenders under its prior credit facility entered into the Forbearance Agreement relating to such events of default.  On April 7, 2009, the Partnership and the requisite lenders entered into the Credit Agreement Amendment, under which the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.  On March 29, 2010, the Partnership entered into a Waiver and Amendment to Credit Agreement (the “March 2010 Amendment”) with its lenders who are a party thereto.  The March 2010 Amendment, among other things, (i) subject to certain limitations, waived the requirement for the report of the Partnership's independent registered public accounting firm accompanying the Partnership’s financial statements for the year ended December 31, 2009 to not contain an explanatory paragraph expressing significant doubt about the Partnership's ability to continue as a going concern, (ii) subject to certain limitations, waived the requirement for the report of the Partnership's independent registered public accounting firm accompanying the Partnership’s financial statements for the 2010 fiscal year to not contain an explanatory paragraph expressing significant doubt about the Partnership's ability to continue as a going concern, and (iii) increased the applicable interest rate under the prior credit agreement by 2.0% per annum (the “Deferred Interest”); provided, that the Deferred Interest was not payable until the earlier of (a) the June 30, 2011 maturity date of the credit agreement or (b) the repayment in full of all amounts outstanding under the credit agreement and the termination of the lenders’ commitments under the credit agreement.  If the Partnership refinanced all of the debt under its credit agreement on or before January 6, 2011, all Deferred Interest would be automatically forgiven by the lenders.  In October of 2010, the Partnership entered into a new credit agreement.  See Note 7 for more information regarding the Partnership’s credit facility.

Distributions to Unitholders

The Partnership did not make a distribution to its common unitholders, subordinated unitholders or general partner attributable to the results of operations for the quarter ended June 30, 2008 through the quarter ended December 31, 2010 due to the events of default under its credit agreement and the uncertainty of its future cash flows relating to the Bankruptcy Filings.  In addition, the Partnership does not currently expect to make a distribution relating to the first quarter of 2011. The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a cash distribution for such periods.

The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  After giving effect to the nonpayment of distributions for the quarter ended June 30, 2008 through the quarter ended December 31, 2010, each common unit was entitled to an arrearage of $3.4375, or total arrearages for all common units of $75.2 million based upon 21,890,224 common units outstanding as of March 11, 2011.

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

Governmental Investigations

On July 21, 2008, the Partnership received a letter from the staff of the SEC giving notice that the SEC is conducting an inquiry relating to the Partnership and requesting, among other things, that the Partnership voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to the Partnership’s disclosures respecting SemCorp’s liquidity issues, which were the subject of the Partnership’s July 17, 2008 press release.  On October 22, 2008, the Partnership received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, SemCorp’s liquidity issues.  The Partnership received a subpoena from the SEC in connection with the investigation requesting that it produce additional documents by November 20, 2010.   The Partnership has been cooperating, and intends to continue cooperating, with the SEC in its investigation.

Securities and Other Litigation

On July 21, 2008, the Partnership received a letter from the staff of the SEC giving notice that the SEC is conducting an inquiry relating to us and requesting, among other things, that the Partnership voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to our disclosures respecting SemCorp’s liquidity issues, which were the subject of the Partnership’s July 17, 2008 press release.  On October 22, 2008, the Partnership received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, SemCorp’s liquidity issues.  The Partnership received a subpoena from the SEC in connection with the investigation requesting that we produce additional documents by November 20, 2010.   The Partnership has been cooperating, and intends to continue cooperating, with the SEC in its investigation.

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

The Partnership’s General Partner, the Partnership and the other defendants in the litigation have reached a tentative understanding with lead plaintiff to resolve the claims asserted in the amended complaint. This tentative understanding is subject to negotiating and completing a definitive settlement agreement and documentation and obtaining court approval.  Based upon this tentative understanding, the Partnership has accrued a contingent loss of $20.2 million as of December 31, 2010.  Of this amount, the Partnership expects to receive insurance proceeds of $13.0 million to $14.0 million and accordingly has recognized an insurance recovery receivable of $13.0 million as of December 31, 2010.  There can be no assurance that a settlement will be finalized or approved or as to the ultimate outcome of the litigation.  The ultimate resolution of these actions could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the Partnership’s common units and the Partnership’s ability to conduct its business.

In connection with the Partnership’s refinancing, several of its significant unitholders have filed Schedule 13Ds with the SEC indicating that they may take various actions and pursue options or remedies with respect to their investment in the Partnership, including, without limitation, pursuing litigation against the Partnership’s general partner, the Board, management of the Partnership’s general partner and/or one or more affiliates thereof.  The Partnership believes the allegations made in these Schedule 13Ds are without merit and intend to vigorously defend any litigation that may be pursued.  For more information regarding the Partnership’s refinancing, please see “Management’s Discussion and Analysis of Financial Condition—Recent Events—Refinancing Transactions.”

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

In March and April 2009, nine current or former executives of SemCorp and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against our General Partner.  Their claims arise from the Partnership’s General Partner’s Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”).  Most claimants alleged that phantom units previously awarded to them vested upon the Change of Control that occurred in July 2008.  One claimant alleged that his phantom units vested upon his termination.  The claimants contended our General Partner’s failure to deliver certificates for the phantom units within 60 days after vesting caused them to be damaged, and they sought recovery of approximately $2.0 million in damages and penalties.  On April 30, 2009, all of the wage claims were dismissed on jurisdictional grounds by the Department of Labor.

On July 8, 2009, the nine executives filed suit against the Partnership’s General Partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against the Partnership’s General Partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees.  The Partnership has distributed phantom units to certain of the claimants.   On April 14, 2010, a Tulsa County district court judge ruled in favor of seven of the claimants, and awarded them approximately $1.0 million in damages.  The Partnership has appealed this ruling.  On October 22, 2010, the Partnership’s General Partner was ordered to pay $0.2 million in attorneys’ fees.  The Partnership has appealed this order also.

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with SemCorp’s bankruptcy cases against Thomas L. Kivisto, Gregory C. Wallace, and Westback Purchasing Company, L.L.C.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the examiner’s report (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Our History”).  On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings moved to dismiss the claims against them.

On July 14, 2010, the Litigation Trust filed another adversary proceeding against Mr. Foxx, seeking to avoid certain transfers from SemCorp to Mr. Foxx and to bar Mr. Foxx from asserting claims in SemCorp’s bankruptcy.

Messrs. Kivisto, Wallace, Cooper, Foxx and Stallings have reached an agreement with the Litigation Trust to settle the claims against them in the adversary proceedings described above.  The agreement calls for the payment of $30 million to the Trust out of the proceeds of certain SemCorp insurance policies.  In exchange, the Trust will provide a release of claims against Messrs. Kivisto, Wallace, Cooper, Foxx and Stallings.  The court has approved the settlement over an objection, and the objection has been appealed.  That appeal is pending.

On July 24, 2009, the Partnership filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, the Partnership is seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to the Partnership for three excess insurance policies in its Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of two of the policies was $10,000,000, and the face amount of the third policy was $5,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which the Partnership is seeking the recovery of damages and attorneys’ fees.  Navigators and Darwin have answered the petition and the parties are engaged in discovery.  The Partnership expects that this suit will be dismissed if a settlement of the class action litigation pending against it is finalized and approved.

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

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per unit data):

	First Quarter	(Restated) Second Quarter	(Restated) Third Quarter	Fourth Quarter	Total
2009(1):
Revenues	$42,170	$37,514	$40,019	$37,073	$156,776
Operating income	11,250	8,240	8,434	7,175	35,099
Net loss	(1,660)	(4,835)	(4,367)	(5,643)	(16,505)
Basic and diluted net loss per common unit	(0.05)	(0.13)	(0.12)	(0.17)	(0.47)
Basic and diluted net loss per subordinated unit	(0.05)	(0.13)	(0.12)	(0.17)	(0.47)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010:
Revenues	$37,032	$38,443	$38,056	$39,093	$152,624
Operating income (loss)	7,421	10,901	10,732	(1,739)	27,315
Net loss	(5,051)	(2,701)	(2,848)	(13,196)	(23,796)
Basic and diluted net loss per common unit	(0.14)	(0.08)	(0.08)	(0.61)	(0.91)
Basic and diluted net loss per subordinated unit	(0.14)	(0.08)	(0.08)	(0.61)	(0.91)
____________________
(1)
Results of operations for the second and third quarter of 2009 are restated to reflect an adjustment of interest expense.  Interest expense for the second quarter increased from $11.7 million to $13.0 million, and interest expense for the third quarter increased from $11.2 million to $12.7 million in connection with the restatement.

22. RECENT EVENTS

Charlesbank Change of Control

On November 12, 2010, Vitol sold 50% of the interests in the Partnership’s General Partner and 50% of the Partnership’s subordinated units and distribution rights to Charlesbank in connection with the Charlesbank Change of Control.  In connection with the Charlesbank Change of Control, Messrs. Michael R. Eisenson and Jon M. Biotti, both of whom are affiliated with Charlesbank, were appointed to the Board and Messrs. Javed Ahmed and Christopher G. Brown, both of whom are affiliated with Vitol, resigned from the Board.  Neither the Partnership nor the Partnership’s General Partner were party to the agreements related to the Charlesbank Change of Control.

Refinancing Transactions

On October 25, 2010, the Partnership entered into a Global Transaction Agreement with Vitol and Charlesbank pursuant to which the Partnership effected a refinancing of its prior credit agreement as described in more detail below. The Board approved the Global Transaction Agreement and the transactions contemplated therein based on a recommendation from its Conflicts Committee, which consists entirely of independent directors. The Conflicts Committee retained independent legal and financial advisors to assist it in evaluating the Global Transaction Agreement and the transactions contemplated thereby and considered a number of factors in approving the Global Transaction Agreement and such transactions, including an opinion from the Conflicts Committee’s independent financial advisor that the transactions are fair, in aggregate, from a financial point of view, to the public unaffiliated common unitholders of the Partnership.

The Global Transaction Agreement outlined a series of transactions related to the refinancing of the Partnership’s prior credit agreement and the recapitalization of the Partnership’s securities. Generally, these transactions are separated into three types of transactions: (i) Phase I Transactions, (ii) Unitholder Vote Transactions and (iii) Phase II Transactions. Each of these transactions and the corresponding documents are outlined in more detail below.

Phase I Transactions

Pursuant to the terms of the Global Transaction Agreement, the Partnership completed the Phase I Transactions concurrently with the execution of the Global Transaction Agreement. The Phase I Transactions included: (i) the entry by the Partnership into the Partnership’s new credit agreement, (ii) the issuance and sale by the Partnership to Vitol and Charlesbank (collectively, the “Purchasers”) of an aggregate of 21,538,462 Series A Preferred Units (the “Preferred Units”) for a cash purchase price of $6.50 per Preferred Unit in a privately negotiated transaction (the “Private Placement”) and the entering into a Registration Rights Agreement with the Purchasers in connection therewith (the “Registration Rights Agreement”) and (iii) the issuance and sale by the Partnership to the Purchasers of Convertible Subordinated Debentures in the aggregate principal amount of $50 million (the “Convertible Debentures”). The Partnership used borrowings under the Partnership’s new credit agreement together with proceeds from the Private Placement and the sale of the Convertible Debentures (a) to repay all existing indebtedness under the Partnership’s prior credit agreement, (b) to pay certain transaction expenses incurred in connection with the Global Transaction Agreement and the transactions contemplated thereby, including a payment of approximately $700,000 to the Purchasers as partial reimbursement of their expenses incurred in connection with the negotiation and preparation of the Global Transaction Agreement and the transactions contemplated thereby and (c) for general partnership purposes.

New Credit Agreement.  In connection with the refinancing of the Partnership’s prior credit agreement, the Partnership entered into the Partnership’s new credit facility.  Please see Note 7 for a description of the Partnership’s new credit facility.

Private Placement. Pursuant to the terms of the Global Transaction Agreement, the Partnership issued and sold 10,769,231 Preferred Units to each Purchaser (or 21,538,462 Preferred Units in the aggregate) for a cash purchase price of $6.50 per Preferred Unit, resulting in total gross proceeds of approximately $140 million. The Preferred Units are a new class of voting equity security that ranks senior to all currently outstanding classes or series of equity securities of the Partnership’s partnership with respect to distribution rights and rights upon liquidation. The General Partner adopted the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement”) to reflect the terms of the Preferred Units.

Holders of the Preferred Units are entitled to quarterly distributions of 2.125% per unit per quarter (or 8.5% per unit on an annual basis) for each quarter during the one year period after the date of issuance of the Preferred Units (pro-rated with respect to the period commencing on the date of issuance and ending on December 31, 2010 based on the number of days in such period). In the case of any quarter beginning one year after the date of the issuance of the Preferred Units, the holders of the Preferred Units are entitled to quarterly distributions of 4.375% per unit per quarter (or 17.5% per unit on an annual basis) but this amount will be decreased to 2.75% per unit per quarter (or 11.0% per unit on an annual basis) upon affirmative vote of the Unitholder Proposals discussed below. If the Partnership fails to pay in full any distribution on the Preferred Units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full.

We have not yet paid a distribution on the preferred units for the portion of the quarter ended December 31, 2010 during which the preferred units were outstanding. As such, each preferred unit is entitled to an arrearage of $0.10, or total arrearages for all preferred units of $2.2 million based on 21,538,462 preferred units outstanding as of March 11, 2011. We anticipate paying this arrearage in connection with the regular quarterly distributions we expect make on our preferred units for the quarter ended March 31, 2011.

The Preferred Units have voting rights that are identical to the voting rights of the common units and vote with the common units as a single class, with each Preferred Unit entitled to one vote for each common unit into which such Preferred Unit is convertible; provided, that the Preferred Units will not have the right to vote on the Unitholder Proposals. The Preferred Units will have class voting rights on any matter, including a merger, consolidation or business combination, that adversely affects, amends or modifies any of the rights, preferences, privileges or terms of the Preferred Units.

The Preferred Units are convertible in whole or in part into common units at the holder’s election at any time after the earlier of (i) the second business day following the record date for the Special Distribution (as defined below) or (ii) the eleventh business day following December 31, 2011. The number of common units into which a Preferred Unit is convertible will be an amount equal to (i) $6.50, divided by (ii) the Conversion Price (as defined below) (subject to customary anti-dilution adjustments). The Conversion Price is an amount equal to (a) in the event the Unitholder Meeting (as defined below) occurs prior to December 31, 2011, the volume-weighted average trading price per common unit during the 20 consecutive trading days ending on the tenth trading day after the date of the Unitholder Meeting or (b) in the event the Unitholder Meeting does not occur prior to December 31, 2011, the volume-weighted average trading price per common unit during the 20 consecutive trading days ending on the tenth trading day after December 31, 2011; provided, that in either case the Conversion Price shall be no greater than $6.50 and no lower than $5.50 (in each case, subject to adjustment as provided in the Amended Partnership Agreement).  See Note 9 for more information.

The Preferred Units are convertible in whole, but not in part, into common units at the option of the Partnership’s partnership at any time when either (i) a number of Preferred Units equal to 50% or more of the number of Preferred Units issued on the October 25, 2010 and upon conversion of the Convertible Debentures, if applicable, are converted into common units by the holders thereof pursuant to the rights described in the preceding paragraph and there does not exist any accrued but unpaid distributions on such Preferred Units or (ii) (a) there does not exist any accrued but unpaid distributions on such Preferred Units, (b) the Partnership’s securities class action litigation has been finally disposed of, including any appeals with respect thereto and (c) the distribution on a Preferred Unit on an “as-converted” basis (i.e., the actual distribution on a common unit multiplied by the number of common units that a Preferred Unit is convertible into) is equal to or greater than the distribution on a Preferred Unit for two consecutive quarters.

Upon any liquidation and winding up of the Partnership’s partnership or the sale of substantially all of the Partnership’s assets, the holders of Preferred Units generally will be entitled to receive, in preference to the holders of any of the Partnership’s other equity securities, an amount equal to the sum of (i) $6.50 multiplied by the number of Preferred Units owned by such holder, plus (ii) all accrued but unpaid distributions on such Preferred Units, plus (iii) any accrued but unpaid distribution on such Preferred Units with respect to the quarter in which the liquidation occurs.

Registration Rights Agreement.  In connection with the Global Transaction Agreement, the Partnership entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Partnership agreed to file up to six shelf registration statements for the resale of the common units issued as a result of the conversion of the Preferred Units issued in the Private Placement, the Additional Private Placement, if applicable, and upon conversion of the Convertible Debentures, if applicable. In addition, the Partnership agreed to use reasonable best efforts to cause each shelf registration statement to be declared effective by the SEC no later than 180 days after its filing.

Convertible Debentures.  In connection with the Global Transaction Agreement, the Partnership issued and sold the Convertible Debentures to the Purchasers for $25 million each, resulting in gross proceeds to the Partnership of $50 million. The Partnership’s obligations under the Convertible Debentures are subordinate to the Partnership’s obligations under the Partnership’s credit agreement. The Convertible Debentures bear interest at 10% until October 25, 2011. After such time, the Convertible Debentures will bear interest at 12%. Interest can only be paid in cash with the proceeds from an equity offering. Each Convertible Debenture is redeemable in whole or in part by the Partnership at any time prior to December 31, 2011 at a price equal to $25 million plus any accrued and unpaid interest, but the Partnership’s credit agreement provides that any such redemption may only be made with the proceeds from an equity offering. If not otherwise redeemed, the Convertible Debentures shall mature on December 31, 2011 and, on such date, all outstanding principal and any accrued and unpaid interest shall automatically convert into Preferred Units. The number of Preferred Units issuable on conversion of the Convertible Debentures will be an amount equal to (i) the sum of the outstanding principal and any accrued and unpaid interest being converted, divided by (ii) 6.50.  See Note 7 for more information.

Upon the occurrence and during the continuation of an event of default, (i) each Convertible Debenture will bear interest at the lesser of 14% or the maximum interest rate the holder is permitted to charge under applicable law, (ii) the holder may declare the principal amount of such Convertible Debenture due and payable, (iii) the holder shall have the right to convert such Convertible Debenture to Preferred Units in accordance with the calculation in the preceding paragraph and (iv) the holder may exercise all of its rights and remedies under applicable law. Such events of default include, among others, the failure to make payments when due, failure to deliver a certificate evidencing the Preferred Units upon conversion of such Convertible Debenture by the third business day after the Partnership receives notice of such conversion, failure to make a payment in excess of $10 million for the Partnership’s other indebtedness and noncompliance with covenants contained in such Convertible Debenture. The Subordinated Debentures are subordinate to all indebtedness of the Partnership under the Partnership’s credit agreement.

Unitholder Vote Transactions

Pursuant to the Global Transaction Agreement, the Partnership’s General Partner, as general partner of the Partnership’s partnership, has agreed to take, in accordance with applicable law and the rules and regulations of any national securities exchange upon which the common units are traded and the Partnership’s partnership agreement, all action necessary to call, hold and convene a special meeting (the “Unitholder Meeting”) of holders of the Partnership’s common units and subordinated units to consider and vote upon the Unitholder Proposals. In addition, the Partnership has agreed to (i) prepare and file with the SEC a proxy statement in preliminary form, (ii) use commercially reasonable efforts to cause the proxy statement to be transmitted to holders of the Partnership’s common units and subordinated units as promptly as practicable following the filing of the proxy statement in definitive form with the SEC and (iii) take all commercially reasonable lawful action to solicit approval of the Unitholder Proposals by the holders of the Partnership’s common units and subordinated units.

The Unitholder Proposals include:

•
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

•
approval of the waiver of the Cumulative Common Unit Arrearage (as defined in the Amended Partnership Agreement) due and owing through the quarter prior to the quarter during which the unitholders approve the Unitholder Proposals; and

•
approval to amend the Amended Partnership Agreement to provide that no Minimum Quarterly Distribution dividends shall accrue or be paid to the holders of Subordinated Units during the four-quarter period following the date that the unitholders approve the Unitholder Proposals and that, instead, such Minimum Quarterly Distributions that would be otherwise be paid to the holders of subordinated units will be paid to holders of common units, with the conflicts committee of the Board determining the amount of any such distribution.

The Board and the conflicts committee have each recommended that the public unitholders approve the Unitholder Proposals. The Unitholder Proposals must be approved by a majority of the outstanding common units (excluding any common units held by the General Partner and its affiliates) and a majority of the outstanding subordinated units in order for such proposals to be approved in accordance with the Partnership’s partnership agreement. Pursuant to the Global Transaction Agreement, the Purchasers have agreed to vote all of the subordinated units in favor of the Unitholder Proposals. The Preferred Units are not entitled to vote upon the Unitholder Proposals.

Phase II Transactions

Pursuant to the Global Transaction Agreement, upon the approval of the Unitholder Proposals, the following Phase II Transactions will take place: (i) the General Partner will amend the Amended Partnership Agreement to reflect the approval of the Unitholder Proposals, (ii) no later than 20 days after the date of the approval of the Unitholder Proposals (the “Unitholder Approval Date”), the Partnership will issue and sell to the Purchasers an aggregate of 2,615,386 Preferred Units (1,307,693 Preferred Units to each Purchaser) for a cash purchase price of $6.50 per Preferred Unit in a private transaction (the “Additional Private Placement”), resulting in total gross proceeds of approximately $17 million, such proceeds to be used to make the Special Distribution (as defined below), (iii) no later than 15 days after the Unitholder Approval Date, the General Partner will cause the Partnership to declare a distribution in favor of the holders of the common units in the amount of $0.78 per common unit (the “Special Distribution”), such Special Distribution to be paid no later than 45 days after the Unitholder Approval Date and (iv) the Partnership will undertake to complete a rights offering pursuant to which the Partnership will distribute to the Partnership’s existing common unitholders 0.5310 rights for each outstanding common unit, with each whole right entitling the holder to acquire, for a subscription price of $6.50, a newly issued Preferred Unit (the “Rights Offering”). The Partnership intends to use the proceeds from the Rights Offering to redeem the Convertible Debentures and for general partnership purposes.

The Additional Private Placement creates a contingent financial instrument that must be valued upon the date of issuance, October 25, 2010.  The value of the instrument on the date of issuance was estimated to be $2.4 million and is reflected as an increase to common and subordinated equity.

The rights offering creates a contingent financial instrument that must be reported at fair value with the changes in fair value reported in other (income) expense at each period end.  The contingent financial instrument meets the definition of a liability and is reported on the balance sheet as a rights offering contingency.  The fair value of the instrument on October 25, 2010, the date of issuance, was estimated to be $14.8 million and is reflected as an decrease to common and subordinated unitholders’ capital.  The value of the instrument was estimated to be $10.4 million at December 31, 2010.

Miscellaneous

In connection with the Partnership’s refinancing, several of its significant unitholders have filed Schedule 13Ds with the SEC indicating that they may take various actions and pursue options or remedies with respect to their investment in the Partnership, including, without limitation, pursuing litigation against the Partnership’s General Partner, the Board, management of the General Partner and/or one or more affiliates thereof.  The Partnership believes the allegations made in these Schedule 13Ds are without merit and intend to vigorously defend any litigation that may be pursued.  On March 2, 2011, the Partnership met with certain of these significant unitholders to discuss their objections to the refinancing transactions set forth in the Global Transaction Agreement.  As of the date of this filing, no modifications to such transactions have been made and it is possible that no modifications will be made in the future.  Any modifications to the refinancing transaction will require the approval of Vitol and Charlesbank as well as the Board, including the Conflicts Committee thereof.

Pursuant to the Global Transaction Agreement, the Partnership and the Partnership’s General Partner have agreed to use the Partnership’s commercially reasonable best efforts to cause the Partnership’s common units to be listed for trading on the New York Stock Exchange, the American Stock Exchange or the NASDAQ Stock Market as soon as is reasonably practicable.

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

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Blueknight Energy Partners, L.P. (the “Partnership”), dated November 19, 2009 but effective as of December 1, 2009 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 24, 2009, and incorporated herein by reference).

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
4.2
Registration Rights Agreement, dated as of October 25, 2010, by and among Blueknight Energy Partners, L.P., Blueknight Energy Holding, Inc. and CB-Blueknight, LLC (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.1
Credit Agreement, dated as of October 25, 2010, by and among the Partnership, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.2
Convertible Subordinated Debenture of the Partnership in favor of Blueknight Energy Holding, Inc., dated as of October 25, 2010 (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.3
Convertible Subordinated Debenture of the Partnership in favor of CB-Blueknight, LLC, dated as of October 25, 2010 (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.4
Global Transaction Agreement, dated as of October 25, 2010, by and among Blueknight Energy Partners G.P., L.L.C., the Partnership and the purchasers set forth in Schedule I thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.5#
Crude Oil Storage Services Agreement, effective as of June 30, 2008, by and between SemCrude, L.P. and Vitol Inc. (filed as Exhibit 10.52 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.6#
Amendment to Crude Oil Storage Services Agreement, effective June 1, 2010, by and between SemGroup Energy Partners, L.L.C and Vitol Inc. (filed as Exhibit 10.53 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.7#
Crude Oil Storage Services Agreement, effective as of May 1, 2010, by and between BKEP Crude, L.L.C. and Vitol Inc. (filed as Exhibit 10.54 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.8
Throughput Capacity Agreement, dated August 31, 2010 to be effective as of March 30, 2010, by and between BKEP Crude, L.L.C. and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 9, 2010, and incorporated herein by reference).

10.9
Omnibus Agreement, dated as of February 15, 2010 but effective as of January 1, 2010, by and among BKEP Operating, L.L.C., BKEP Crude, L.L.C., BKEP Management, Inc. and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on February 16, 2010, and incorporated herein by reference).

10.10
Master Agreement, dated July 26, 2010, by and between BKEP Operating, L.L.C. and Euromin Inc (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on July 30, 2010, and incorporated herein by reference).

10.11†*	Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (as amended and restated effective March 11, 2011).
10.12†	Form of Employment Agreement (filed as Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.13†	Form of Employment Agreement (filed as Exhibit 10.14 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.14†	Form of Employment Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).
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

10.17†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.18†	Form of Phantom Unit Agreement (filed as Exhibit 10.15 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.19†*	Form of Phantom Unit Agreement.
10.20†	Form of Retention Agreement (filed as Exhibit 10.16 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.21†	Form of Director Restricted Common Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.22†	Form of Director Restricted Subordinated Unit Agreement (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.23†
SemGroup Energy Partners G.P., L.L.C. 2009 Executive Cash Bonus Plan (filed as Exhibit 10.22 to the Partnership’s Annual Report on Form 10-K, filed on July 2, 2009, and incorporated herein by reference).

10.24
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

10.25
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

10.26
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

10.27
Contribution, Conveyance, Assignment and Assumption Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemMaterials, L.P., K.C. Asphalt, L.L.C., SGLP Asphalt, L.L.C. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.28
Membership Interest Transfer Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemMaterials, L.P. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.29
Throughput Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemGroup Energy Partners, L.L.C. and SemCrude, L.P. (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.30
Terminalling and Storage Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemMaterials Energy Partners, L.L.C. and SemMaterials, L.P. (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.31
Access and Use Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and between SemMaterials, L.P. and SemMaterials Energy Partners, L.L.C. (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.32
Trademark License Agreement, dated as of April 7, 2009 to be effective as of 11:59 PM CDT March 31, 2009, by and among SemGroup, L.P., SemMaterials, L.P. and SemGroup Energy Partners, L.P. (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed on April 10, 2009, and incorporated herein by reference).

10.33
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