Form 10-Q
period 2011-03-31
Blueknight Energy Partners, L.P.
filed 2011-05-10
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 5, 2011, there were 21,538,462 preferred units, 21,890,224 common units and 12,570,504 subordinated units outstanding.

i

PART I.                      FINANCIAL INFORMATION

Item 1.                         Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31, 2010	As of March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,840	$5,116
Accounts receivable, net of allowance for doubtful accounts of $429 for both dates	8,824	9,677
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	1,912	1,824
Insurance recovery receivable	13,000	13,000
Prepaid insurance	1,413	1,555
Other current assets	2,147	1,614
Total current assets	32,136	32,786
Property, plant and equipment, net of accumulated depreciation of $119,735 and $125,343 at December 31, 2010 and March 31, 2011, respectively	274,069	274,592
Goodwill	7,083	7,216
Debt issuance costs, net	6,675	6,202
Intangibles and other assets, net	3,875	2,696
Total assets	$323,838	$323,492
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$8,829	$7,755
Accrued loss contingency (see Notes 11 and 14)	20,200	20,200
Accrued interest payable	357	291
Accrued interest payable to related parties	1,214	2,327
Accrued property taxes payable	2,254	1,536
Unearned revenue	3,506	3,585
Unearned revenue with related parties	2,154	2,125
Accrued payroll	4,130	4,705
Other accrued liabilities	3,709	4,006
Convertible subordinated debentures (see Note 5)	31,725	36,079
Fair value of derivative embedded within subordinated convertible debt	27,550	19,253
Fair value of rights offering contingency	10,441	15,283
Current portion of long-term payable to related parties	1,183	1,473
Total current liabilities	117,252	118,618
Long-term payable to related parties	4,317	3,929
Other long-term liabilities	150	150
Long-term debt (including $15.0 million with related parties for both dates)	239,862	235,862
Commitments and contingencies (Notes 5, 11 and 14)
Partners’ capital (deficit):
Series A Preferred Units (21,538,462 units issued and outstanding for both dates)	91,376	102,275
Common unitholders (21,890,224 units issued and outstanding for both dates)	478,575	473,338
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(286,264)	(289,303)
General partner interest (1.974% interest with 1,127,755 general partner units outstanding for both dates)	(321,430)	(321,377)
Total Partners’ deficit	(37,743)	(35,067)
Total liabilities and Partners’ deficit	$323,838	$323,492

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Three Months ended March 31,
	2010	2011
	(unaudited)
Service revenue:
Third party revenue	$33,961	$31,954
Related party revenue (see Note 8)	3,071	9,569
Total revenue	37,032	41,523
Expenses:
Operating	25,843	28,614
General and administrative	3,768	4,608
Total expenses	29,611	33,222
Operating income	7,421	8,301
Other (income) expenses:
Interest expense	12,423	9,052
Change in fair value of embedded derivative within convertible debt	—	(8,297)
Change in fair value of rights offering contingency	—	4,842
Income (loss) before income taxes	(5,002)	2,704
Provision for income taxes	49	70
Net income (loss)	$(5,051)	$2,634
Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income (loss)	$(100)	$156
Preferred interest in net income	—	5,174
Beneficial conversion feature attributable to preferred units	—	10,899
Net loss allocable to limited partners	$(4,951)	$(13,595)

Basic and diluted net loss per common unit	$(0.14)	$(0.39)
Basic and diluted net loss per subordinated unit	(0.14)	(0.39)

Weighted average common units outstanding - basic and diluted	21,728	21,890
Weighted average subordinated units outstanding - basic and diluted	12,571	12,571

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

	Common Unitholders	Subordinated Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Deficit
	(unaudited)
Balance, December 31, 2010	$478,575	$(286,264)	$91,376	$(321,430)	$(37,743)
Net income	1,641	941	—	52	2,634
Equity-based incentive compensation	26	15	—	1	42
Amortization of beneficial conversion feature of Preferred units	(6,904)	(3,995)	10,899	—	—
Balance, March 31, 2011	$473,338	$(289,303)	$102,275	$(321,377)	$(35,067)

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended March 31,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,051)	$2,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,514	5,705
Amortization and write-off of debt issuance costs	1,064	473
Amortization of subordinated debenture discount	—	4,354
Decrease in fair value of embedded derivative within convertible debt	—	(8,297)
Increase in fair value of rights offering contingency	—	4,842
Asset impairment charge	779	—
Gain on sale of assets	(115)	(22)
Equity-based incentive compensation	8	42

Changes in assets and liabilities
Decrease (increase) in accounts receivable	144	(853)
Decrease in receivables from related parties	971	88
Decrease (increase) in prepaid insurance	623	(22)
Decrease (increase) in other current assets	(265)	533
Decrease in other assets	189	1,039
Decrease in accounts payable	(146)	(1,519)
Increase in payables to related parties	40	—
Increase (decrease) in accrued interest payable	1,451	(66)
Increase in accrued interest payable to related parties	—	1,113
Decrease in accrued property taxes	(1,009)	(718)
Increase (decrease) in unearned revenue	(1,081)	79
Decrease in unearned revenue from related parties	(110)	(29)
Increase in accrued payroll	1,430	574
Increase in other accrued liabilities	1,038	355
Net cash provided by operating activities	5,474	10,305
Cash flows from investing activities:
Acquisitions	—	(133)
Capital expenditures	(1,859)	(5,762)
Proceeds from sale of assets	117	22
Net cash used in investing activities	(1,742)	(5,873)
Cash flows from financing activities:
Payment on insurance premium financing agreement	—	(58)
Debt issuance costs	(619)	—
Payments on capital lease obligations	(165)	—
Payments on long-term payable to related party	—	(98)
Borrowings under credit facility	16,500	1,000
Payments under credit facility	(20,293)	(5,000)
Net cash used in financing activities	(4,577)	(4,156)
Net increase (decrease) in cash and cash equivalents	(845)	276
Cash and cash equivalents at beginning of period	5,548	4,840
Cash and cash equivalents at end of period	$4,703	5,116
Supplemental disclosure of cash flow information:
Increase in accounts payable related to purchase of property, plant and equipment	292	445

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. (formerly SemGroup Energy Partners, L.P.) and subsidiaries (the “Partnership”) is a publicly traded master limited partnership with operations in twenty-two states. The Partnership provides integrated terminalling, storage, processing, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and asphalt products. The Partnership manages its operations through four operating segments: (i) crude oil terminalling and storage services, (ii) crude oil pipeline services, (iii) crude oil trucking and producer field services and (iv) asphalt services. The Partnership was formed in February of 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

2.	BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).

The consolidated statements of operations for the three months ended March 31, 2010 and 2011, the consolidated statement of changes in partners’ deficit for the three months ended March 31, 2011, the statement of cash flows for the three months ended March 31, 2010 and 2011, and the consolidated balance sheet as of December 31, 2010 and March 31, 2011 are unaudited.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 (the “2010 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3.	RECENT EVENTS

On October 25, 2010 (the “Transaction Date”), the Partnership entered into a Global Transaction Agreement, dated as of the Transaction Date, by and among the Partnership, the Partnership’s general partner, Vitol and Charlesbank, pursuant to which the Partnership effected a refinancing of its existing debt.  The Global Transaction Agreement contemplated three events comprised of Phase I Transactions, a unitholder vote and Phase II Transactions.  Phase I transactions were completed concurrently with the execution of the Global Transaction Agreement.  For a detailed description of the Global Transaction Agreement, see the Partnership’s 2010 Form 10-K.

On March 22, 2011, representatives of the Partnership’s general partner who are affiliated with Vitol (“Vitol” refers to Vitol Holding B.V., its affiliates and subsidiaries other than the Partnership’s general partner and the Partnership) and Charlesbank (“Charlesbank” refers to Charlesbank Capital Partners, LLC, its affiliates and subsidiaries other than the Partnership’s general partner and the Partnership) met with certain of the Partnership’s significant unitholders and suggested certain modifications that could potentially be made to the transactions set forth in the Global Transaction Agreement to encourage all unitholders to vote in favor of the unitholder proposals.

These suggested modifications included revising the unitholder proposals to (i) reset the First Target Distribution (as defined in the Partnership’s partnership agreement) to $0.1035 per unit per quarter, (ii) reset the Second Target Distribution (as defined in the Partnership’s partnership agreement) to $0.1350 per unit per quarter and (iii) reset the Third Target Distribution (as defined in the Partnership’s partnership agreement) to $0.1575 per unit per quarter.  In addition, the suggested modifications provided that upon a favorable unitholder vote, (i) no distributions would accrue or be paid to the Partnership’s general partner in respect of its interests in the Partnership (other than its 1.974% general partner interest in the Partnership) for the eight quarter period following the date of the favorable unitholder vote, (ii) Vitol Holding and Charlesbank Holding would contribute all of their subordinated units to the Partnership thereby eliminating the subordinated units, (iii) an additional conversion feature would be added to the preferred units such that they would be convertible at the option of the Partnership at any time after five years if the trading price of our common units is more than 130% of the conversion price of the preferred units, subject to customary minimum trading volume requirements, (iv) the Partnership’s partnership agreement would be amended to provide that, for a period of 24 months, the Partnership could not issue securities senior to the common units without approval of a majority of the Partnership’s common units except for accretive issuances and issuances for the purpose of repayment of debt and (v) the rights offering would be reduced to $55 million instead of $75 million with the proceeds being used to redeem the Partnership’s Convertible Debentures and for general partnership purposes.  The suggested modifications would eliminate the Additional Private Placement and Special Dividend, each as defined in the Partnership’s 2010 Form 10-K.  The other provisions of the Global Transaction Agreement would otherwise remain unchanged.

During the March 22 meeting, the unitholders and the representatives of the Partnership’s general partner discussed the suggested modifications as well as the rationale for the Partnership to set the Minimum Quarterly Distribution at a level that would allow the Partnership to fund future growth projects while continuing to fund the Minimum Quarterly Distribution.  The unitholders made additional suggestions for consideration, including, among other things, further increasing the Minimum Quarterly Distribution and associated target distributions.

From April 27, 2011 to April 29, 2011, representatives of the Partnership’s general partner who are affiliated with Vitol and Charlesbank again met with certain of the Partnership’s significant unitholders and further discussed certain modifications that could potentially be made to the transactions set forth in the Global Transaction Agreement to encourage all unitholders to vote in favor of the unitholder proposals.  After the meetings with the unitholders, representatives of the Partnership’s general partner continued to engage in constructive discussions with certain of such unitholders.

Vitol, Charlesbank and the conflicts committee of the Partnership’s general partner are continuing to evaluate potential revisions to the refinancing transactions contemplated by the Global Transaction Agreement.  Although there can be no assurance there will be any revisions to the Global Transaction Agreement, any such revisions would require the approval of Vitol and Charlesbank as well as the Partnership’s general partner’s board of directors, including the conflicts committee thereof.

4.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2010	March 31, 2011
		(dollars in thousands)
Land	N/A	$15,611	$15,512
Land improvements	10-20	5,268	5,305
Pipelines and facilities	5-31	149,402	150,283
Storage and terminal facilities	10-35	166,538	166,682
Transportation equipment	3-10	24,177	24,101
Office property and equipment and other	3-31	21,978	22,378
Pipeline linefill and tank bottoms	N/A	7,763	7,763
Construction-in-progress	N/A	3,067	6,956
Property, plant and equipment, gross		393,804	398,980
Accumulated depreciation		(119,735)	(125,343)
Assets held for sale		—	955
Property, plant and equipment, net		$274,069	$274,592

Property, plant and equipment includes transportation equipment under capital leases of zero, net of accumulated depreciation of $5.9 million at both December 31, 2010 and March 31, 2011.  All capital leases relate to the transportation equipment asset category.

Depreciation expense for the three months ended March 31, 2010 and 2011 was $5.5 million and $5.7 million, respectively.

5.	DEBT

On October 25, 2010, the Partnership entered into a new credit agreement, which includes a $200.0 million term loan facility and a $75.0 million revolving loan facility.  On April 5, 2011, the Partnership’s revolving credit facility was increased from $75.0 million to $95.0 million.  Vitol is a lender under the credit agreement and has committed to loan the Partnership $15.0 million pursuant to such agreement.  The entire amount of the term loan and approximately $43.9 million of the revolver was drawn on the transaction date in connection with repaying all existing indebtedness under the Partnership’s prior credit agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

Through May 15, 2011, borrowings under the credit agreement will bear interest, at the Partnership’s option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After approximately May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on the Partnership’s consolidated total leverage ratio (as defined in the credit agreement).  The Partnership pays a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and the Partnership pays a commitment fee of 0.50% per annum on the unused availability under the credit agreement.  The credit agreement does not have a floor for the ABR or the eurodollar rate.  In connection with entering into the credit agreement, the Partnership paid certain upfront fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement.  Vitol received its pro rata portion of such fees as a lender under the credit agreement.

The credit agreement includes financial covenants that will be tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter (except for the consolidated interest coverage ratio, which builds to a four-quarter test).

The maximum permitted consolidated total leverage ratio is as follows:

•	5.00 to 1.00 for the fiscal quarters ending March 31, 2011 and June 30, 2011;
•	4.75 to 1.00 for the fiscal quarters ending September 30, 2011 and December 31, 2011; and
•	4.50 to 1.00 for the fiscal quarter ending March 31, 2012 and each fiscal quarter thereafter.

The minimum permitted consolidated interest coverage ratio (as defined in the credit agreement) is as follows:

•	2.50 to 1.00 for the fiscal quarters ending March 31, 2011 and June 30, 2011; and
•	3.00 to 1.00 for the fiscal quarters ending September 30, 2011 and each fiscal quarter thereafter.

In addition, the credit agreement contains various covenants that, among other restrictions, limit the Partnership’s ability to:

•	create, incur or assume liens;
•	engage in mergers or acquisitions;
•	repurchase the Partnership's equity, make distributions to unitholders and make certain other restricted payments;
•	make investments;
•	modify the terms of the Convertible Debentures (as defined below) and certain other indebtedness, or prepay certain indebtedness;
•	engage in transactions with affiliates;
•	enter into certain burdensome contracts;
•	change the nature of the Partnership's business;
•	enter into operating leases; and
•	make certain amendments to the Partnership’s partnership agreement.

At March 31, 2011, the Partnership’s leverage ratio is 4.05 and the interest coverage ratio is 4.79.  The Partnership is in compliance with all covenants of its credit agreement as of March 31, 2011.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as:  (i) no default or event of default exists under the credit agreement, (ii) the Partnership has, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) the Partnership’s consolidated total leverage ratio, on a pro forma basis, would not be greater than (x) 4.5 to 1.0 for any fiscal quarter on or prior to the fiscal quarter ending June 30, 2011, (y) 4.25 to 1.0 for the fiscal quarters ending September 30, 2011 and December 31, 2011, or (z) 4.00 to 1.0 for any fiscal quarter ending on or after March 31, 2012.  The Partnership is currently allowed to make distributions to its unitholders in accordance with these covenants; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Partnership’s general partner in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.

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

Interest expense related to debt issuance cost amortization for the three month periods ended March 31, 2010 and 2011 was $1.1 million and $0.5 million, respectively.

During the three months ended March 31, 2011, the weighted average interest rate under the credit agreement incurred by the Partnership was 4.74% and the total weighted average interest rate, including interest associated with the Convertible Debentures (as defined below) and related debt discount and the Vitol Throughput Capacity Agreement was 7.03% resulting in interest expense of approximately $9.1 million.

In October of 2010 the Partnership issued convertible subordinated debentures in a private placement in the aggregate principal amount of $50.0 million (the “Convertible Debentures”).  If not previously redeemed, the Convertible Debentures, including all outstanding principal and unpaid interest, will convert to preferred units on December 31, 2011. The rate at which the convertible subordinated debentures convert into Series A preferred units is computed by reference to the market price of the common stock at the date of conversion, subject to a floor of $5.50 per unit and a ceiling of $6.50 per unit. This conversion feature is considered an embedded derivative within the Convertible Debentures, which the Partnership is required to separately value. As a result, the Partnership has bifurcated this embedded derivative and estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is being amortized to interest expense over the term of the convertible subordinated debentures using the effective interest method.

The Partnership estimated the fair value of the embedded derivative liability to be $27.6 million at December 31, 2010.   At March 31, 2011 the fair value of this derivative liability was estimated to be $19.3 million.

Changes to the fair value of the embedded derivative are reflected on the Partnership’s consolidated statements of operations as “Change in fair value of embedded derivative within convertible debt.” The value of the embedded derivative is contingent on changes in the expected fair value of the Partnership's preferred units.  The Partnership recorded other income of $8.3 million due to the change in the fair value of this embedded derivative in the three months ended March 31, 2011.

In addition, the recording of the embedded derivative liability related to the convertible subordinated debt resulted in the Partnership recording a $20.9 million debt discount on Convertible Debentures. The debt discount is amortized to interest expense through the mandatory conversion date of December 31, 2011 using the effective interest rate method.  The Partnership recognized non-cash interest expense of $4.4 million in the three months ended March 31, 2011 due to the amortization of the debt discount.

6.	DISTRIBUTIONS

The Partnership has not made a distribution to its common unitholders, subordinated unitholders or general partner since May 15, 2008 due to the events of default that existed under its former credit agreement, restrictions under such credit agreement, and the uncertainty of its future cash flows relating to SemCorp’s bankruptcy filings (“SemCorp” refers to SemGroup Corporation and its predecessors including SemGroup, L.P., subsidiaries and affiliates other than the Partnership and the Partnership’s general partner during periods in which the Partnership and the Partnership’s general partner were affiliated with SemGroup, L.P.).  The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a distribution for the quarters ended June 30, 2008 through December 31, 2010, and will not receive a distribution for the quarter ended March 31, 2011.  The Partnership is currently allowed to make distributions to its unitholders in accordance with its debt covenants; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Partnership’s general partner in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.  The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  After giving effect to the nonpayment of distributions for the quarters ended June 30, 2008 through March 31, 2011, each common unit was entitled to an arrearage of $3.75, or total arrearages for all common units of $82.1 million based upon 21,890,224 common units outstanding as of May 5, 2011.

The Partnership has not yet paid a distribution on the preferred units for the portion of the quarter ended December 31, 2010 during which the preferred units were outstanding and for the quarter ended March 31, 2011. As such, each preferred unit is entitled to an arrearage of $0.24, or total arrearages for all preferred units of $5.2 million based on 21,538,462 preferred units outstanding as of May 5, 2011. On May 3, 2011, the board of directors of the Partnership’s general partner (the “Board”) approved a distribution of $0.24 per preferred unit, or a total distribution of $5.2 million, thereby eliminating any arrearages on the preferred units.  The Partnership anticipates paying this distribution on the preferred units on May 13, 2011 to preferred unitholders of record as of May 9, 2011.

7.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net loss per common and subordinated unit (in thousands, except per unit data):

	Three Months Ended March 31,
	2010	2011
Net income (loss)	$(5,051)	$2,634
Less: Beneficial conversion feature attributable to preferred units	—	10,899
Less: Preferred interest in net income	—	5,174
Less: General partner interest in net income (loss)	(100)	156
Net loss available to limited partners	$(4,951)	$(13,595)

Basic and diluted weighted average number of units:
Common units	21,728	21,890
Subordinated units	12,571	12,571

Basic and diluted net loss per common unit	$(0.14)	$(0.39)
Basic and diluted net loss per subordinated unit	$(0.14)	$(0.39)

8.	RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol.  For the three months ended March 31, 2010 and 2011, the Partnership recognized revenues of $3.1 million and $9.6 million, respectively, for services provided to Vitol.  As of March 31, 2011, the Partnership had receivables from Vitol of $1.8 million and unearned revenue from Vitol of $2.1 million.

Vitol Storage Agreements

In connection with the Partnership’s acquisition of certain of its crude oil storage assets from SemCorp in May 2008, the Partnership was assigned from SemCorp a storage agreement with Vitol under which the Partnership provides crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended, effective as of June 1, 2010, to extend the term of the agreement until June 1, 2011 (the “2010 Amendment”).  In addition, Vitol has the option to renew the agreement for an additional one year term.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board or the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions.  Vitol became a related party after the Vitol Change of Control in November 2009.  Since the 2010 Amendment occurred subsequent to the Vitol Change of Control, it was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  The Partnership earned revenues of approximately $2.8 million and $3.3 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement the three months ended March 31, 2010 and 2011, respectively.  The Partnership believes that the rates it charges Vitol under the 2008 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

In March of 2010, the Partnership entered into a second crude oil storage services agreement with Vitol under which the Partnership began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of the 2010 Vitol Storage Agreement is five years commencing on May 1, 2010, subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement. During the three months ended March 31, 2011, the Partnership generated revenues under this agreement of approximately $3.1 million.  The Partnership believes that the rates it charges Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

Vitol Master Lease Agreement

In July of 2010, the Partnership and Vitol entered into a Master Agreement (the “Master Agreement”) relating to the lease of certain vehicles by the Partnership from Vitol.  Pursuant to the Master Agreement, the Partnership may lease certain vehicles, including light duty trucks, tractors, tank trailers and bobtail tank trucks, from Vitol for periods ranging from 36 months to 84 months depending on the type of vehicle.  The Partnership will have the opportunity to purchase each vehicle at the end of the lease at the estimated residual value of such vehicle.  Leases under the Master Agreement are accounted for as operating leases.  During the three months ended March 31, 2011, the Partnership recorded expenses under this agreement of approximately $0.2 million.  The Master Agreement was approved by the Board’s Conflicts Committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of its partnership agreement.

Vitol Throughput Capacity Agreement

In August of 2010, the Partnership and Vitol entered into a Throughput Capacity Agreement (the “ENPS Throughput Agreement”).  Pursuant to the ENPS Throughput Agreement, Vitol purchased 100% of the throughput capacity on the Partnership’s Eagle North Pipeline System (“ENPS”).  The Partnership put ENPS in service in December of 2010.  In September of 2010, Vitol paid the Partnership a prepaid fee equal to $5.5 million and Vitol will pay additional usage fees for every barrel delivered by or on behalf of Vitol on ENPS.  This $5.5 million received from Vitol is accounted for as a long-term payable to a related party and is reflected as such on the Partnership’s consolidated balance sheet as of March 31, 2011.  In addition, if the payments made by Vitol in any contract year under the ENPS Throughput Agreement are in the aggregate less than $2.4 million, then Vitol will pay the Partnership a deficiency payment equal to $2.4 million minus the aggregate amount of all payments made by Vitol during such contract year.  The ENPS Throughput Agreement has a term that extends for four years after ENPS is completed and may be extended by mutual agreement of the parties for additional one-year terms.  If the capacity on ENPS is unavailable for use by Vitol for more than 60 days, whether consecutive or nonconsecutive, during the term of the ENPS Throughput Agreement, then Vitol shall have the right to terminate the ENPS Throughput Agreement within six months after such lack of capacity.  The Partnership has previously contracted to provide throughput services on ENPS to a third party and Vitol’s rights to the capacity of ENPS are subordinate to the rights of such third party.  In addition, for so long as a default by Vitol relating to payments under the ENPS Throughput Agreement has not occurred and is continuing, the Partnership will remit to Vitol any and all tariffs and deficiency payments received by the Partnership or its affiliates from such third party pursuant to its agreement with the Partnership.  The ENPS Throughput Agreement was approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of its partnership agreement.

During the three months ended March 31, 2011, the Partnership incurred interest expense under this agreement of approximately $0.2 million.  The agreement has an effective annual interest rate of 14.1% and matures on December 31, 2014.

Vitol’s Commitment under the Partnership’s Credit Agreement

Vitol is a lender under the Partnership’s current credit agreement and has committed to loan the Partnership $15.0 million pursuant to such agreement.   During the three months ended March 31, 2011, Vitol received its pro rata portion of the interest payments in connection with being a lender under the credit agreement and received approximately $0.2 million in connection therewith.

9.	LONG-TERM INCENTIVE PLAN

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

Subject to applicable earning criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period which distributions are reflected initially as a reduction of partners’ capital. Distributions paid on units which ultimately do not vest are reclassified as compensation expense.  Awards granted to date are equity awards and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period.  For the three months ended March 31, 2010 and 2011, the Partnership recognized expense under the Plan of approximately $8,000 and $42,000, respectively.

In November of 2009, 10,000 restricted common units were granted which vest in one-third increments over three years.  This grant was made in connection with the reorganization of the Board.  In December of 2009, 2,500 restricted common units were granted which vest in one-third increments over three years.  On November 12, 2010 Charlesbank acquired a 50% ownership interest in the entity that owns the Partnership’s general partner and 50% of the Partnership’s outstanding subordinated units from Vitol (the “Charlesbank Change of Control”).  Due to the Charlesbank Change of Control, all outstanding awards as of November 12, 2010 vested.  In December 2010, 12,500 common units were issued in connection with the vesting of the outstanding awards due to the Charlesbank Change of Control.

In December 2010, 7,500 restricted common units were granted which vest in one-third increments over three years.  This grant was made in connection with the anniversary of the independent directors joining the Board.

In March 2011, grants for 299,900 phantom common units were made, all of which vest on January 1, 2014.  These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $8.25 per unit, which is the closing market price on the March 10, 2011 grant date of the awards. The value of these award grants was approximately $2.5 million on their grant date, and the unrecognized estimated compensation cost at March 31, 2011 was $1.8 million, which will be recognized over the remaining vesting period. As of March 31, 2011, the Partnership expects approximately 75% of these awards will vest.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	7,500	$7.30
Granted	299,900	8.25
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2011	307,400	$8.23

10.	EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was formed in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.2 million and $0.4 million for the three months ended March 31, 2010 and 2011, respectively, for discretionary contributions under the plan.

11.	COMMITMENTS AND CONTINGENCIES

The Partnership is subject to various legal actions and claims, including a securities class action and other lawsuits, an SEC investigation and a Grand Jury investigation due to events related to SemCorp’s bankruptcy filings.  The Partnership intends to vigorously defend these actions.   On May 3, 2011, the Partnership entered into a Stipulation of Settlement (the “Stipulation”) to settle the consolidated securities class action litigation, In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-MD-1989-GKF-FHM (the “Class Action Litigation”), pending in the U.S. District Court for the Northern District of Oklahoma.  As set forth more fully in the Stipulation, if the proposed settlement is given final approval by the court, among other things, the shareholder class will receive a total payment of approximately $28.0 million from the defendants. The Partnership has accrued a contingent loss of $20.2 million as of March 31, 2011 related to its portion of the proposed settlement. Of that amount, the Partnership expects to receive insurance proceeds of $13.0 million to $13.9 million and accordingly recognized an insurance recovery receivable of $13.0 million as of March 31, 2011. Of the difference, the Partnership expects to issue common units of the Partnership with a value equal to approximately $5.2 million.  The net loss of $7.2 million attributable to this action was recognized in the fourth quarter of 2010.  No parties admit any wrongdoing as part of the proposed settlement.  The proposed settlement is subject to a number of conditions and approvals, including, among other items, preliminary and final court approval. Details regarding any proposed settlement will be communicated to potential class members prior to final court approval. At this time, there can be no assurance that the conditions to effect the settlement will be met or that the settlement of the Class Action Litigation will receive the required court and other approvals.  The ultimate resolution of these actions could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the Partnership’s common units and the Partnership’s ability to conduct its business.

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

12.	FAIR VALUE MEASUREMENTS

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

The Partnership's recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of March 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Total	$—	$—	$—	$—

Liabilities:
Fair value of derivative embedded within subordinated convertible debt	$19,253	$—	$—	$19,253
Fair value of rights offering contingency	$15,283	$—	$—	$15,283
Total	$34,536	$—	$—	$34,536

The fair value of the embedded derivative which was separated (and accounted for separately at fair value) from the subordinated convertible debt was derived using a valuation model and has been classified as Level 3. The valuation model used is a discounted cash flow model (income approach) that assumes future distribution payments by the Partnership and utilizes interest rates and credit spreads for subordinated debt to preferred stock to determine the fair value of the derivative embedded within the convertible debt. The change in fair value of the derivative liability for the three months ended March 31, 2011 of $8.3 million is included in other (income) expense in the Partnership’s consolidated statements of operations.

The fair value of the rights offering contingency related to certain rights that may be offered to common unitholders under the proposed Global Transaction Agreement was derived using a valuation model and has been classified as Level 3.  The valuation model used is a probability-weighted model (income approach) and assumes both the probability of approval of the unitholder proposals by the common unitholders and the number of rights that are exercised as well as the expected fair value of the preferred units at the time such rights are exercised.  The change in fair value of the rights offering contingency for the three months ended March 31, 2011 of $4.8 million is included in other (income) expense in the Partnership’s consolidated statements of operations.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended March 31, 2011
Balance at December 31, 2010	$37,991
Total gains or losses (realized/unrealized)
Included in earnings	(3,455)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—
Balance at March 31, 2011	$34,536

The amount of total losses for the period included in earnings attributable to the change in the unrealized gains or losses relating to liabilities still held at the reporting date	$(3,455)

13.	OPERATING SEGMENTS

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):
	Crude Oil Terminalling and Storage Services	Crude Oil Pipeline Services	Crude Oil Trucking and Producer Field Services	Asphalt Services	Total
Three Months Ended March 31, 2010
Service revenue
Third party revenue	$6,809	$2,935	$10,137	$14,080	$33,961
Related party revenue	3,026	33	12	—	3,071
Total revenue for reportable segments	9,835	2,968	10,149	14,080	37,032
Operating expenses (excluding depreciation and amortization)	1,015	2,786	10,489	6,039	20,329
Operating margin (excluding depreciation and amortization)	8,820	182	(340)	8,041	16,703	(1)
Total assets (end of period)	74,281	84,539	7,913	136,872	303,605

Three Months Ended March 31, 2011
Service revenue
Third party revenue	$2,517	$3,854	$11,869	$13,714	$31,954
Related party revenue	7,323	1,015	1,231	—	9,569
Total revenue for reportable segments	9,840	4,869	13,100	13,714	41,523
Operating expenses (excluding depreciation and amortization)	753	3,971	12,788	5,397	22,909
Operating margin (excluding depreciation and amortization)	9,087	898	312	8,317	18,614	(1)
Total assets (end of period)	74,326	103,100	14,435	131,631	323,492
______________________________
(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to loss before income taxes (in thousands):

	Three Months Ended March 31,
	2010	2011
Operating margin (excluding depreciation and amortization)	$16,703	$18,614
Depreciation and amortization	5,514	5,705
General and administrative expenses	3,768	4,608
Interest expense	12,423	9,052
Change in fair value of embedded derivative within convertible debt	—	(8,297)
Change in fair value of rights offering contingency	—	4,842
Income (loss) before income taxes	$(5,002)	$2,704

14.	ONGOING LITIGATION

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

A hearing on motions for appointment as lead plaintiff was held in the Carson case on October 17, 2008. At that hearing, the court granted a motion to consolidate the Carson and Maurer cases for pretrial proceedings, and the consolidated litigation is now pending as In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-MD-1989-GKF-FHM. The court entered an order on October 27, 2008, granting the motion of Harvest Fund Advisors LLC to be appointed lead plaintiff in the consolidated litigation. On January 23, 2009, the court entered a Scheduling Order providing, among other things, that the lead plaintiff may file a consolidated amended complaint within 70 days of the date of the order, and that defendants may answer or otherwise respond within 60 days of the date of the filing of a consolidated amended complaint. On January 30, 2009, the lead plaintiff filed a motion to modify the stay of discovery provided for under the Private Securities Litigation Reform Act. The court granted Plaintiff’s motion, and we and certain other defendants filed a Petition for Writ of Mandamus in the Tenth Circuit Court of Appeals that was denied after oral argument on April 24, 2009.

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
On May 3, 2011, the Partnership entered into the Stipulation to settle the Class Action Litigation.  As set forth more fully in the Stipulation, if the proposed settlement is given final approval by the court, among other things, the shareholder class will receive a total payment of approximately $28.0 million from the defendants. The Partnership has accrued a contingent loss of $20.2 million as of March 31, 2011 related to its portion of the proposed settlement. Of that amount, the Partnership expects to receive insurance proceeds of $13.0 million to $13.9 million and accordingly recognized an insurance recovery receivable of $13.0 million as of March 31, 2011. Of the difference, the Partnership expects to issue common units of the Partnership with a value equal to approximately $5.2 million.  The net loss of $7.2 million attributable to this action was recognized in the fourth quarter of 2010.  No parties admit any wrongdoing as part of the proposed settlement.  The proposed settlement is subject to a number of conditions and approvals, including, among other items, preliminary and final court approval. Details regarding any proposed settlement will be communicated to potential class members prior to final court approval. At this time, there can be no assurance that the conditions to effect the settlement will be met or that the settlement of the Class Action Litigation will receive the required court and other approvals.  The ultimate resolution of these actions could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the Partnership’s common units and the Partnership’s ability to conduct its business.

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

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with SemCorp’s bankruptcy cases against Thomas L. Kivisto, Gregory C. Wallace, and Westback Purchasing Company, L.L.C.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the examiner’s report.  On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings moved to dismiss the claims against them.

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

On July 24, 2009, the Partnership filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, the Partnership is seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to the Partnership for three excess insurance policies in its Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of two of the policies was $10,000,000, and the face amount of the third policy was $5,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which the Partnership is seeking the recovery of damages and attorneys’ fees.  Navigators and Darwin have answered the petition and the parties are engaged in discovery.  This case has been temporarily stayed.  The Partnership expects that this suit will be dismissed if a settlement of the class action litigation pending against it is finalized and approved.  The Stipulation relating to the settlement of the Class Action Litigation and a motion seeking preliminary court approval of the proposed settlement were filed on May 3, 2011.

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

15.	INCOME TAXES

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets at March 31, 2011 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$1,282,583
Net operating loss carryforwards	48,278
Deferred tax asset	1,330,861

Less: valuation allowance	(1,330,861)

Net deferred tax asset	$—

Given the Partnership’s subsidiary taxed as a corporation has no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets and the fact that the Partnership anticipates this subsidiary will generate net operating losses for the foreseeable future, the Partnership has provided a full valuation allowance against its deferred tax asset.

16.	SUBSEQUENT EVENTS

On April 5, 2011, the Partnership entered into a Joinder Agreement whereby the Partnership’s revolving credit facility was increased from $75.0 million to $95.0 million.  On April 5, 2011, after giving effect to such Joinder Agreement, approximately $36.7 million of revolver borrowings and letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $58.3 million available capacity for additional revolver borrowings and letters of credit under the credit facility.

The Partnership’s common units have been approved for listing on the NASDAQ Global Market.  The Partnership expects that trading in the common units will begin on the NASDAQ Global Market on May 16, 2011 under the symbol “BKEP”.

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P. (f/k/a/ SemGroup Energy Partners, L.P.), together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C. (f/k/a SemGroup Energy Partners G.P., L.L.C.), (3) “SemCorp” refers to SemGroup Corporation and its predecessors (including SemGroup, L.P.), subsidiaries and affiliates (other than our General Partner and us during periods in which we were affiliated with SemGroup, L.P.), (4) Vitol refers to Vitol Holding B.V., its affiliates and subsidiaries (other than our General Partner and us) and (5) Charlesbank refers to Charlesbank Capital Partners, LLC its affiliates and subsidiaries (other than our General Partner and us).  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 (the “2010 Form 10-K”).

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the 2010 Form 10-K.

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

In October of 2010, we refinanced our outstanding debt and concurrently raised capital through the issuance of additional partnership units (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Events” in our 2010 Form 10-K for additional information).  This resulted in decreased leverage, reduced interest rates on outstanding borrowings and increased liquidity.

On November 12, 2010 Charlesbank acquired a 50% ownership interest in the entity that owns our General Partner and 50% of our outstanding subordinated units from Vitol (the “Charlesbank Change of Control”).  For more information regarding the Charlesbank Change of Control, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Events—Charlesbank Change of Control” in our 2010 Form 10-K.

Our Revenues

We have been pursuing opportunities to provide crude oil terminalling and storage services, crude oil pipeline services, crude oil trucking and producer field services and asphalt services to third parties.  For the three months ended March 31, 2011, we derived approximately 23% of our revenues from services we provided to Vitol and its subsidiaries, with the remainder of our services being provided to third parties.

In addition, as a result of new third-party crude oil transportation contracts and reduced commitments of usage by SemCorp under a throughput agreement relating to our crude oil assets, third parties accounted for approximately 96% of our crude oil pipeline, trucking and field services revenue in 2010.  We anticipate an increased level of utilization of these services by Vitol in 2011.

The significant majority of the increase in third party revenues results from an increase in third-party crude oil services provided and a corresponding decrease in SemCorp’s crude oil services provided due to the termination of the monthly contract minimum revenues under a throughput agreement in September 2008 and reduced revenues under a new throughput agreement with SemCorp.  Average rates for the new third-party crude oil terminalling and storage and gathering and transportation contracts are comparable with those previously received from SemCorp.  However, the volumes being terminalled, stored, gathered and transported have decreased as compared to periods prior to SemCorp’s Bankruptcy Filings, which has negatively impacted total revenues.  We believe that volumes stabilized in 2010, and we anticipate increased utilization of our assets in 2011.

The majority of the leases and storage agreements related to our asphalt facilities have terms that terminate between October 31, 2011 and December 31, 2016.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

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

Our Expenses

 Events related to SemCorp’s Bankruptcy Filings, the securities litigation and governmental investigations, and our efforts to enter into storage contracts with third party customers and pursue strategic opportunities resulted in increased expenses beginning in the third quarter of 2008, due to the costs related to legal and financial advisors as well as other related costs.  General and administrative expenses increased significantly as a result of legal and professional fees incurred as a result of SemCorp’s Bankruptcy Filings.  General and administrative expenses decreased in 2010, and we believe they may be further reduced again in 2011.

Prior to SemCorp’s Bankruptcy Filings, we relied upon SemCorp to provide us certain services pursuant to a shared services agreement.  Subsequent to SemCorp’s Bankruptcy Filings we have been transitioning to us the services provided by SemCorp under such shared services agreement.  We currently only rely on SemCorp for services related to the operation of our SCADA system.  We are in the process of transitioning the SCADA system operation to us and expect this to be complete in the second quarter of 2011.

In addition, we experienced increased interest expenses and other costs due to the events of default that existed under our prior credit agreement and from entering into associated amendments to such prior credit agreement.  In October of 2010, we entered into a new credit agreement and expect decreased interest expense in 2011 as a result.  Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” in the 2010 Form 10-K for a discussion of these agreements and the associated expenses.

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

Under ASC 740, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	taxable income projections in future years,
•	whether the carryforward period is so brief that it would limit realization of tax benefits,
•	future revenue and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and
•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

Given that our subsidiary taxed as a corporation has no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets and the fact that we anticipate this subsidiary generating net operating losses for the foreseeable future, we have provided a full valuation allowance against our deferred tax asset as of March 31, 2011.

Recent Events

Global Transaction Agreement

 On October 25, 2010 (the “Transaction Date”), we entered into a Global Transaction Agreement, dated as of the Transaction Date, by and among us, our General Partner, Vitol and Charlesbank, pursuant to which we effected a refinancing of our existing debt.  The Global Transaction Agreement contemplated three sets of transactions comprised of the Phase I Transactions, the Unitholder Vote Transactions, and the Phase II Transactions, each as defined in the Global Transaction Agreement.  The Phase I Transactions were completed concurrently with the execution of the Global Transaction Agreement.  For a detailed description of the Global Transaction Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Events” in our 2010 Form 10-K.

On March 22, 2011, representatives of our General Partner who are affiliated with Vitol and Charlesbank met with certain of our significant unitholders and suggested certain modifications that could potentially be made to the transactions set forth in the Global Transaction Agreement to encourage all unitholders to vote in favor of the unitholder proposals.

These suggested modifications included revising the unitholder proposals to (i) reset the First Target Distribution (as defined in our partnership agreement) to $0.1035 per unit per quarter, (ii) reset the Second Target Distribution (as defined in our partnership agreement) to $0.1350 per unit per quarter and (iii) reset the Third Target Distribution (as defined in our partnership agreement) to $0.1575 per unit per quarter (such distribution levels being set at the above amounts to allow us to have sufficient cash flows for maintenance and growth capital).  In addition, the suggested modifications provided that upon a favorable unitholder vote, (i) no distributions would accrue or be paid to our General Partner in respect of its interests in us (other than its 1.974% general partner interest in us) for the eight quarter period following the date of the favorable unitholder vote, (ii) Vitol and Charlesbank would contribute all of their subordinated units to us thereby eliminating the subordinated units, (iii) an additional conversion feature would be added to the preferred units such that they would be convertible at the option of us at any time after five years if the trading price of our common units is more than 130% of the conversion price of the preferred units, subject to customary minimum trading volume requirements, (iv) our partnership agreement would be amended to provide that, for a period of 24 months, we could not issue securities senior to the common units without approval of a majority of our common units except for accretive issuances and issuances for the purpose of repayment of debt and (v) the rights offering would be reduced to $55 million instead of $75 million with the proceeds being used to redeem our Convertible Debentures (as defined below) and for general partnership purposes.  The suggested modifications would eliminate the Additional Private Placement and Special Dividend, each as set forth in the Global Transaction Agreement.  The other provisions of the Global Transaction Agreement would otherwise remain unchanged.

During the March 22 meeting, the unitholders and the representatives of our General Partner discussed the suggested modifications as well as the rationale for us to set the Minimum Quarterly Distribution at a level that would allow us to fund future growth projects while continuing to fund the Minimum Quarterly Distribution.  The unitholders made additional suggestions for consideration, including, among other things, further increasing the Minimum Quarterly Distribution and associated target distributions.

From April 27, 2011 to April 29, 2011, representatives of our general partner who are affiliated with Vitol and Charlesbank again met with certain of our significant unitholders and further discussed certain modifications that could potentially be made to the transactions set forth in the Global Transaction Agreement to encourage all unitholders to vote in favor of the unitholder proposals.  After the meetings with the unitholders, representatives of our General Partner continued to engage in constructive discussions with certain of such unitholders.

Vitol, Charlesbank and the conflicts committee of our General Partner are continuing to evaluate potential revisions to the refinancing transactions contemplated by the Global Transaction Agreement.  Although there can be no assurance there will be any revisions to the Global Transaction Agreement, any such revisions would require the approval of Vitol and Charlesbank as well as our General Partner’s board of directors, including the conflicts committee thereof.

Nasdaq Relisting

Our common units have been approved for listing on the NASDAQ Global Market.  We expect that trading in the common units will begin on the NASDAQ Global Market on May 16, 2011 under the symbol “BKEP”.

Preferred Unit Distribution

On May 3, 2011, the Board approved a distribution of $0.24 per preferred unit, or a total distribution of $5.2 million based on 21,538,462 preferred units outstanding as of May 5, 2011.  We anticipate paying this distribution on the preferred units on May 13, 2011 to preferred unitholders of record as of May 9, 2011.

 Results of Operations

The table below summarizes our financial results for the three months ended March 31, 2010 and 2011 (in thousands).

	Three Months Ended March 31,
	2010	2011
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$6,809	$2,517
Related party	3,026	7,323
Total crude oil terminalling and storage revenues	9,835	9,840
Crude oil pipeline services revenues:
Third party	2,935	3,854
Related party	33	1,015
Total crude oil pipeline services revenues	2,968	4,869
Crude oil trucking and producer field services revenues:
Third party	10,137	11,869
Related party	12	1,231
Total crude oil trucking and producer field services revenues	10,149	13,100
Asphalt services revenues:
Third party	14,080	13,714
Related party	—	—
Total asphalt services revenues	14,080	13,714
Total revenues	37,032	41,523

Operating expenses:
Crude oil terminalling and storage	2,121	1,746
Crude oil pipeline services	3,509	5,177
Crude oil trucking and producer field services	11,119	13,269
Asphalt services	9,094	8,422
Total operating expenses	25,843	28,614

General and administrative expenses	3,768	4,608

Operating income	7,421	8,301
Other (income) expense
Interest expense	12,423	9,052
Change in fair value of embedded derivative within convertible debt	—	(8,297)
Change in fair value of rights offering contingency	—	4,842
Income Tax Expense	49	70
Net income (loss)	$(5,051)	$2,634

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Service revenues. Service revenues, including reimbursement revenues for fuel and power, property tax, and insurance expenses related to the operations of our liquid asphalt facilities of $1.5 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively, were $41.5 million for the three months ended March 31, 2011, compared to $37.0 million for the three months ended March 31, 2010, an increase of $4.5 million, or 12%.  Service revenues include revenues from crude oil terminalling and storage services, crude oil pipeline services, crude oil trucking and producer field services and asphalt services.

Crude oil terminalling and storage revenues of $9.8 million for the three months ended March 31, 2011 were consistent with the three months ended March 31, 2010.  Crude oil pipeline services revenue increased by $1.9 million to $4.9 million for the three months ended March 31, 2011 compared to $3.0 million for the three months ended March 31, 2010.  The increase in revenue is primarily a result of our Eagle North pipeline system being placed in service in December 2010 and increased utilization of our assets attributed to growth in Vitol’s crude oil marketing business.

Crude oil trucking and producer field services revenue increased by $3.0 million to $13.1 million for the three months ended March 31, 2011 compared to $10.1 million for the three months ended March 31, 2010. The majority of this increase is due to incremental revenues of $2.4 million attributed to the producer field services business we acquired in December 2010.

Our asphalt services revenues of $12.2 million for the three months ended March 31, 2011 were consistent with revenues of $12.3 million for the three months ended March 31, 2010, excluding reimbursement revenues for fuel and power, property tax, and insurance expenses related to the operations of our liquid asphalt facilities of $1.5 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.  We have entered into leases and storage agreements with third party customers relating to 44 of our 45 asphalt facilities and expect revenues for 2011 to be consistent with 2010.

Operating expenses.   Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses increased by $2.8 million, or 11%, to $28.6 million for the three months ended March 31, 2011, compared to $25.8 million for the three months ended March 31, 2010.  Crude oil terminalling and storage operating expenses decreased by $0.4 million to $1.7 million for the three months ended March 31, 2011, compared to $2.1 million for the three months ended March 31, 2010.  Our crude oil pipeline services operating expenses increased by $1.7 million to $5.2 million for the three months ended March 31, 2011, compared to $3.5 million for the three months ended March 31, 2010.  Our crude oil trucking and producer field services operating expenses increased by $2.2 million to $13.3 million for the three months ended March 31, 2011, compared to $11.1 million for the three months ended March 31, 2010.  Our asphalt operating expenses decreased $0.7 million to $8.4 million for the three months ended March 31, 2011, compared to $9.1 million for the three months ended March 31, 2010.

The increase in operating expenses was primarily driven by increases in salaries and wages and maintenance and repair expenses.  These increases were partially offset by decreases in insurance premiums and property taxes.

Salaries and wages increased by $1.6 million to $10.2 million for the three months ended March 31, 2011 compared to $8.6 million for the three months ended March 31, 2010 as we were in the process of transitioning away from services provided by SemCorp, establishing our operational management team and directly employing our own personnel throughout 2010.  In addition, maintenance and repair expenses increased by $1.2 million to $3.1 million for the three months ended March 31, 2011.

These increases were offset by decreases in ad valorem taxes of $0.3 million to $1.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and in insurance premiums of $0.3 million to $0.5 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Operating expenses for the three months ended March 31, 2010 include a $0.8 million impairment charge related to an asphalt facility located in Morehead City, North Carolina that we sold in April of 2010.

General and administrative expenses. General and administrative expenses increased by $0.8 million, or 22%, to $4.6 million for the three months ended March 31, 2011, compared to $3.8 million for the three months ended March 31, 2010.  This increase is primarily attributable to an increase in compensation expense of $1.3 million to $2.5 million for the three months ended March 31, 2011 compared to $1.2 million for the three months ended March 31, 2010, offset by a decrease in legal, financial advisory and other professional expenses of $0.7 million to $1.5 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Interest expense.  Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and the debt discount related to our Convertible Debentures (as defined below).  Interest expense decreased by $3.3 million to $9.1 million for the three months ended March 31, 2011, compared to $12.4 million for the three months ended March 31, 2010.  Decreases in our weighted average interest rate on our credit facility and weighted average debt outstanding due to the refinancing of our credit facility in October 2010 resulted in decreased interest expense of $8.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Also in relation to the refinancing, amortization of our debt issuance costs decreased $0.6 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  These decreases were offset by non-cash interest expense related to the Convertible Debentures, including the related debt discount, of $5.6 million for the three months ended March 31, 2011.

Other (income) expense.  Other income for the three months ended March 31, 2011 included an $8.3 million decrease in the fair value of the embedded derivative liability derived from the conversion option in the Convertible Debentures, and was partially offset by an increase of $4.8 million in the fair value of the rights offering contingency.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
	(in millions)
Net cash provided by operating activities	$5.5	$10.3
Net cash used in investing activities	(1.7)	(5.9)
Net cash used in financing activities	(4.6)	(4.2)

Operating Activities.  Net cash provided by operating activities was $10.3 million for the three months ended March 31, 2011, as compared to the $5.5 million for the three months ended March 31, 2010.  The increase in net cash provided by operating activities is primarily due to an increase in net income to $2.6 million for the three months ended March 31, 2011from a net loss of $5.1 million for the three months ended March 31, 2010.  This was primarily the result of lower interest expense as a result of the refinancing of our debt in the fourth quarter of 2010 and other income due to the net change in the fair market value of the embedded derivative liability and the rights offering contingency.

Investing Activities.  Net cash used in investing activities was $5.9 million for the three months ended March 31, 2011, as compared to the $1.7 million for the three months ended March 31, 2010.  Net cash used in investing activities during the three months ended March 31, 2011and 2010 is primarily comprised of capital expenditures.

Financing Activities.  Net cash used in financing activities was $4.2 million for the three months ended March 31, 2011, as compared to $4.6 million for the three months ended March 31, 2010.  Net cash used in financing activities for the three months ended March 31, 2011 is primarily comprised of net payments under our credit facility.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At March 31, 2011, we had approximately $38.3 million of availability under our revolving credit facility.  At March 31, 2011, we had a working capital deficit of $85.8 million.  This is primarily a function of both the $55.4 million of Convertible Debentures, including the fair value of an embedded derivative, that will convert to equity in 2011 and our approach to cash management.  On April 5, 2011, our revolving credit facility was increased from $75.0 million to $95.0 million. As of May 5, 2011, we have an aggregate unused credit availability under our revolving credit facility of approximately $58.3 million and cash on hand of approximately $4.4 million.

Capital Requirements. Our capital requirements consist of the following:

•
maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows further extending the useful lives of the assets; and

•
expansion capital expenditures, which are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition, or modification.

Expansion capital expenditures for organic growth projects totaled $3.0 million in the three months ended March 31, 2011, compared to $0.2 million in the three months ended March 31, 2010.  We expect expansion capital expenditures for organic growth projects to be approximately $13.0 million to $15.0 million in 2011.  Maintenance capital expenditures totaled $2.8 million in the three months ended March 31, 2011 compared to $2.0 million in the three months ended March 31, 2010.  We expect maintenance capital expenditures to be approximately $12.0 million to $14.0 million in 2011.

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

Description of Credit Facility.  On October 25, 2010, we entered into a new credit agreement, which we refer to as our credit agreement.  Our credit agreement includes a $200.0 million term loan facility and a $75.0 million revolving loan facility.  On April 5, 2011, the revolving credit facility was increased from $75.0 million to $95.0 million.  Vitol is a lender under our credit agreement and has committed to loan us $15.0 million pursuant to such agreement.  The entire amount of the term loan and approximately $43.9 million of the revolver was drawn on October 25, 2010 in connection with repaying all existing indebtedness under our prior credit agreement.  The proceeds of loans made under our credit agreement may be used for working capital and other general corporate purposes.

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

Until May 15, 2011, borrowings under our credit agreement will bear interest, at our option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in the credit agreement).  We pay a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and we pay a commitment fee of 0.50% per annum on the unused availability under the credit agreement.  The credit agreement does not have a floor for the ABR or the eurodollar rate.  In connection with entering into our credit agreement, we paid certain upfront fees to the lenders thereunder, and we paid certain arrangement and other fees to the arranger and administrative agent of our credit agreement.  Vitol received its pro rata portion of such fees as a lender under our credit agreement. During the three months ended March 31, 2011, our weighted average interest rate under the credit agreement was 4.74% and our total weighted average interest rate, including interest under our convertible debentures and the throughput capacity agreement with Vitol related to our Eagle North pipeline system was 7.03%, resulting in interest expense of approximately $9.1 million.

The credit agreement includes financial covenants that will be tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter (except for the consolidated interest coverage ratio, which builds to a four-quarter test).

The maximum permitted consolidated total leverage ratio is as follows:

•	5.00 to 1.00 for the fiscal quarters ending December 31, 2010, March 31, 2011 and June 30, 2011;

•	4.75 to 1.00 for the fiscal quarters ending September 30, 2011 and December 31, 2011; and

•	4.50 to 1.00 for the fiscal quarter ending March 31, 2012 and each fiscal quarter thereafter.

The minimum permitted consolidated interest coverage ratio (as defined in the credit agreement) is as follows:

•	2.50 to 1.00 for the fiscal quarters ending December 31, 2010, March 31, 2011 and June 30, 2011; and

•	3.00 to 1.00 for the fiscal quarter ending September 30, 2011 and each fiscal quarter thereafter.

 In addition, the credit agreement contains various covenants that, among other restrictions, limit our ability to:

•	create, issue, incur or assume indebtedness;

•	create, incur or assume liens;

•	engage in mergers or acquisitions;

•	sell, transfer, assign or convey assets;

•	repurchase our partnership's equity, make distributions to unitholder and make certain other restricted payments;

•	make investments;

•	modify the terms of the Convertible Debentures and certain other indebtedness, or prepay certain indebtedness;
:
•	engage in transactions with affiliates;

•	enter into certain hedging contracts;

•	enter into certain burdensome agreements;

•	change the nature of our business;

•	enter into operating leases; and

•	make certain amendments to our partnership agreement.

At March 31, 2011, our leverage ratio is 4.05 and the interest coverage ratio is 4.79.  We are in compliance with all covenants of our credit agreement as of March 31, 2011.

The credit agreement permits us to make quarterly distributions of available cash (as defined in our partnership agreement) to unitholders so long as:  (i) no default or event of default exists under our credit agreement, (ii) we have, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) our consolidated total leverage ratio, on a pro forma basis, would not be greater than (x) 4.50 to 1.00 for any fiscal quarter on or prior to the fiscal quarter ending June 30, 2011, (y) 4.25 to 1.00 for the fiscal quarters ending September 30, 2011 and December 31, 2011, or (z) 4.00 to 1.00 for any fiscal quarter ending on or after March 31, 2012.  We are currently allowed to make distributions to our unitholders in accordance with these covenants; however, we will only make distributions to the extent we have sufficient cash from operations after establishment of cash reserves as determined by our general partner in accordance with our cash distribution policy, including the establishment of any reserves for the proper conduct of our business.

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

Convertible Debentures.  In connection with the Global Transaction Agreement, we issued and sold Convertible Debentures to Vitol and Charlesbank for $25 million each (the “Convertible Debentures”), resulting in gross proceeds to us of $50 million. Our obligations under the Convertible Debentures are subordinate to our obligations under our credit agreement. The Convertible Debentures bear interest at 10% until October 25, 2011. After such time, the Convertible Debentures will bear interest at 12%. Interest can only be paid in cash with the proceeds from an equity offering. Each Convertible Debenture is redeemable in whole or in part by us at any time prior to December 31, 2011 at a price equal to $25 million plus any accrued and unpaid interest, but our credit agreement provides that any such redemption may only be made with the proceeds from an equity offering. If not otherwise redeemed, the Convertible Debentures shall mature on December 31, 2011 and, on such date, all outstanding principal and any accrued and unpaid interest shall automatically convert into preferred units. The number of preferred units issuable on conversion of the Convertible Debentures will be an amount equal to (i) the sum of the outstanding principal and any accrued and unpaid interest being converted, divided by (ii) 6.50.

Upon the occurrence and during the continuation of an event of default, (i) each Convertible Debenture will bear interest at the lesser of 14% or the maximum interest rate the holder is permitted to charge under applicable law, (ii) the holder may declare the principal amount of such Convertible Debenture due and payable, (iii) the holder shall have the right to convert such Convertible Debenture to Preferred Units in accordance with the calculation in the preceding paragraph and (iv) the holder may exercise all of its rights and remedies under applicable law. Such events of default include, among others, the failure to make payments when due, failure to deliver a certificate evidencing the preferred units upon conversion of such Convertible Debenture by the third business day after we receive notice of such conversion, failure to make a payment in excess of $10 million for our other indebtedness and noncompliance with covenants contained in such Convertible Debentures. The Convertible Debentures are subordinate to all indebtedness of our partnership under our credit agreement.

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of March 31, 2011, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$277.4	$11.6	$23.3	$242.5	$—
Convertible Debentures(2)	55.4	55.4	—	—	—
Operating lease obligations	11.2	4.6	4.6	1.6	0.4
Related party Throughput Capacity Agreement(3)	6.7	2.1	4.0	0.6	—
Shared Services Agreement obligations(4)	0.8	0.3	0.5	—	—
Non-compete agreement(5)	0.2	0.1	0.1	—	—
_______________
(1)
Represents required future principal repayments of borrowings of $235.9 million and variable rate interest payments of $41.5 million.  At March 31, 2011, $200.0 million of our borrowings had an interest rate of 4.51% and the remaining $35.9 million had an interest rate of 6.5%.  These amounts and interest rates were used to calculate future interest payments.  All amounts outstanding under the credit facility mature in October 2014.

(2)
Represents $36.1 million in outstanding convertible debentures and the fair value of embedded derivatives of $19.3 million as of March 31, 2011.  The convertible debentures will mature on December 31, 2011 and, on such date, all outstanding principal and any accrued and unpaid interest will automatically convert into preferred units.

(3)
Represents required future repayments of the Vitol prepaid fee related to the throughput capacity agreement for our Eagle North pipeline system of $5.4 million and interest of $1.3 million.  This agreement matures at December 31, 2014.

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

As of May 5, 2011 we had $236.7 million outstanding under our credit facility that was subject to a variable interest rate.  Until May 15, 2011, borrowings under our credit agreement will bear interest, at our option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in the credit agreement).

During the three months ended March 31, 2011, the weighted average interest rate under the credit agreement incurred by us was 4.74% and the total weighted average interest rate, including interest associated with the Convertible Debentures and the throughput capacity agreement with Vitol related to our Eagle North pipeline system was 7.03% resulting in interest expense of approximately $9.1 million.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on borrowings as of March 31, 2011 and the terms of our credit agreement, an increase or decrease of 100 basis points in the interest rate will result in increased or decreased annual interest expense of approximately $2.4 million.

Item 4.                         Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of March 31, 2011, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A hearing on motions for appointment as lead plaintiff was held in the Carson case on October 17, 2008. At that hearing, the court granted a motion to consolidate the Carson and Maurer cases for pretrial proceedings, and the consolidated litigation is now pending as In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-MD-1989-GKF-FHM (the "Class Action Litigation"). The court entered an order on October 27, 2008, granting the motion of Harvest Fund Advisors LLC to be appointed lead plaintiff in the consolidated litigation. On January 23, 2009, the court entered a Scheduling Order providing, among other things, that the lead plaintiff may file a consolidated amended complaint within 70 days of the date of the order, and that defendants may answer or otherwise respond within 60 days of the date of the filing of a consolidated amended complaint. On January 30, 2009, the lead plaintiff filed a motion to modify the stay of discovery provided for under the Private Securities Litigation Reform Act. The court granted Plaintiff’s motion, and we and certain other defendants filed a Petition for Writ of Mandamus in the Tenth Circuit Court of Appeals that was denied after oral argument on April 24, 2009.

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

On May 3, 2011, we entered into a Stipulation of Settlement (the “Stipulation”) to settle the Class Action Litigation.  As set forth more fully in the Stipulation, if the proposed settlement is given final approval by the court, among other things, the shareholder class will receive a total payment of approximately $28.0 million from the defendants. We have accrued a contingent loss of $20.2 million as of March 31, 2011 related to our portion of the proposed settlement. Of that amount, we expect to receive insurance proceeds of $13.0 million to $13.9 million and accordingly recognized an insurance recovery receivable of $13.0 million as of March 31, 2011. Of the difference, we expect to issue common units of our partnership with a value equal to approximately $5.2 million.  The net loss of $7.2 million attributable to this action was recognized in the fourth quarter of 2010.  No parties admit any wrongdoing as part of the proposed settlement.  The proposed settlement is subject to a number of conditions and approvals, including, among other items, preliminary and final court approval. Details regarding any proposed settlement will be communicated to potential class members prior to final court approval. At this time, there can be no assurance that the conditions to effect the settlement will be met or that the settlement of the Class Action Litigation will receive the required court and other approvals.  The ultimate resolution of these actions could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to make distributions to our unitholders, the trading price of our common units and our ability to conduct our business.

In connection with our refinancing, several of our significant unitholders have filed Schedule 13Ds with the SEC indicating that they may take various actions and pursue options or remedies with respect to their investment in our partnership, including, without limitation, pursuing litigation against the General Partner, the Board, management of our General Partner and/or one or more affiliates thereof.  We believe the allegations made in these Schedule 13Ds are without merit and intend to vigorously defend any litigation that may be pursued.  For more information regarding our refinancing, please see “Item 7—Management’s Discussion and Analysis of Financial Condition—Recent Events—Refinancing Transactions” in our 2010 Form 10-K.

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

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with SemCorp’s bankruptcy cases against Thomas L. Kivisto, Gregory C. Wallace, and Westback Purchasing Company, L.L.C.  In that proceeding, filed February 18, 2009, the Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  On June 8, 2009, the Unsecured Creditors Committee filed a Second Amended Complaint asserting additional claims against Kevin L. Foxx and Alex G. Stallings, among others, based upon certain findings and recommendations in the examiner’s report (see “Item 7. Management’s Discussion and Analysis of Financial Condition—Our History” in our 2010 Form 10-K).  On October 6, 2009, a Third Amended Complaint was filed, and in December 2009, the Litigation Trust was substituted as the Plaintiff in the action.  The claims in the Third Amended Complaint against Mr. Foxx and Mr. Stallings are based upon theories of fraudulent transfer, unjust enrichment, waste, breach of fiduciary duty, and breach of contract.  Messrs. Foxx and Stallings moved to dismiss the claims against them.

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

On July 24, 2009, we filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, we are seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to us for three excess insurance policies in our Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of two of the policies was $10,000,000, and the face amount of the third policy was $5,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which we are seeking the recovery of damages and attorneys’ fees.  Navigators and Darwin have answered the petition and the parties are engaged in discovery.  This case has been temporarily stayed.  We expect that this suit will be dismissed if a settlement of the class action litigation pending against us is finalized and approved.  The Stipulation relating to the settlement of the Class Action Litigation and a motion seeking preliminary court approval of the proposed settlement were filed on May 3, 2011.

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

Item 1A.                      Risk Factors

The risk factor set forth below updates the corresponding risk factor in “Part I, Item 1A. Risk Factors” in our 2010 Form 10-K. In addition to the risk factor below, you should carefully consider the other risk factors discussed in our 2010 Form 10-K, which could materially affect our business, financial position and results of operations.

We expect our common units to be relisted on the NASDAQ Global Market on May 16, 2011; however, if we do not relist our common units on a national securities exchange and our common units continue to be quoted on the Pink Sheets, then buying or selling our common units may be more difficult

Our common units are currently traded on the Pink Sheets, which is an over-the-counter securities market.  We expect our common units to be relisted on the NASDAQ Global Market on May 16, 2011 under the symbol BKEP.  If we are unable to relist our common units on the NASDAQ Global Market, our common units will continue to trade on the Pink Sheets, and the fact that our common units are not listed on a national securities exchange is likely to make trading such common units more difficult for broker-dealers, unitholders and investors and may limit the number of institutional and other investors that will consider investing in our common units, which may have an adverse effect on the price of our common units.

Item 6.                         Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date: May 10, 2011	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date: May 10, 2011	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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