Form 10-Q
period 2011-06-30
Blueknight Energy Partners, L.P.
filed 2011-08-05
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 2, 2011, there were 21,538,462 preferred units, 21,890,224 common units and 12,570,504 subordinated units outstanding.

i

PART I.                       FINANCIAL INFORMATION

Item 1.                          Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31, 2010	As of June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,840	$5,706
Accounts receivable, net of allowance for doubtful accounts of $429 for both dates	8,824	12,957
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	1,912	2,134
Insurance recovery receivable	13,000	13,000
Prepaid insurance	1,413	3,070
Other current assets	2,147	2,396
Total current assets	32,136	39,263
Property, plant and equipment, net of accumulated depreciation of $119,735 and $129,209 at December 31, 2010 and June 30, 2011, respectively	274,069	272,424
Goodwill	7,083	7,216
Debt issuance costs, net	6,675	5,989
Intangibles and other assets, net	3,875	2,556
Total assets	$323,838	$327,448
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$8,829	$8,091
Accrued loss contingency (see Note 13)	20,200	20,200
Accrued interest payable	357	279
Accrued interest payable to related parties	1,214	3,900
Accrued property taxes payable	2,254	2,128
Unearned revenue	3,506	3,891
Unearned revenue with related parties	2,154	49
Accrued payroll	4,130	4,739
Other accrued liabilities	3,709	4,500
Convertible subordinated debentures (see Note 5)	31,725	40,481
Fair value of derivative embedded within subordinated convertible debt	27,550	22,684
Fair value of rights offering contingency	10,441	16,827
Current portion of long-term payable to related parties	1,183	1,525
Total current liabilities	117,252	129,294
Long-term payable to related parties	4,317	3,528
Other long-term liabilities	150	150
Long-term debt (including $15.0 million with related parties for both dates)	239,862	240,000
Commitments and contingencies (Notes 5 and 13)
Partners’ capital (deficit):
Series A Preferred Units (21,538,462 units issued and outstanding for both dates)	91,376	113,296
Common unitholders (21,890,224 units issued and outstanding for both dates)	478,575	459,845
Subordinated unitholders (12,570,504 units issued and outstanding for both dates)	(286,264)	(297,082)
General partner interest (1.974% interest with 1,127,755 general partner units outstanding for both dates)	(321,430)	(321,583)
Total Partners’ deficit	(37,743)	(45,524)
Total liabilities and Partners’ deficit	$323,838	$327,448

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Service revenue:
Third party revenue	$32,820	$32,670	$66,781	$64,624
Related party revenue	5,623	10,421	8,694	19,990
Total revenue	38,443	43,091	75,475	84,614
Expenses:
Operating	24,157	29,495	50,000	58,109
General and administrative	3,385	4,777	7,153	9,386
Total expenses	27,542	34,272	57,153	67,495
Operating income	10,901	8,819	18,322	17,119
Other (income) expenses:
Interest expense	13,549	9,112	25,972	18,164
Change in fair value of embedded derivative within convertible debt	—	3,431	—	(4,866)
Change in fair value of rights offering contingency	—	1,544	—	6,386
Loss before income taxes	(2,648)	(5,268)	(7,650)	(2,565)
Provision for income taxes	53	77	102	147
Net loss	$(2,701)	$(5,345)	$(7,752)	$(2,712)
Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income (loss)	$(54)	$(46)	$(154)	$111
Preferred interest in net income	—	2,975	—	8,149
Beneficial conversion feature attributable to preferred units	—	11,021	—	21,920
Loss available to common and subordinated unitholders	$(2,647)	$(19,295)	$(7,598)	$(32,892)

Basic and diluted net loss per common unit	$(0.08)	$(0.55)	$(0.22)	$(0.94)
Basic and diluted net loss per subordinated unit	$(0.08)	$(0.55)	$(0.22)	$(0.94)

Weighted average common units outstanding - basic and diluted	21,728	21,890	21,728	21,890
Weighted average subordinated units outstanding - basic and diluted	12,571	12,571	12,571	12,571

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

	Common Unitholders	Subordinated Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Deficit
	(unaudited)
Balance, December 31, 2010	$478,575	$(286,264)	$91,376	$(321,430)	$(37,743)
Net income (loss)	(4,975)	(2,858)	5,174	(53)	(2,712)
Equity-based incentive compensation	130	75	—	4	209
Amortization of beneficial conversion feature of Preferred units	(13,885)	(8,035)	21,920	—	—
Distributions	—	—	(5,174)	(104)	(5,278)
Balance, June 30, 2011	$459,845	$(297,082)	$113,296	$(321,583)	$(45,524)

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended June 30,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net loss	$(7,752)	$(2,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,913	11,415
Amortization and write-off of debt issuance costs	2,352	966
Amortization of subordinated debenture discount	—	8,756
Decrease in fair value of embedded derivative within convertible debt	—	(4,866)
Increase in fair value of rights offering contingency	—	6,386
Asset impairment charge	779	—
Gain on sale of assets	(80)	(710)
Equity-based incentive compensation	17	209

Changes in assets and liabilities
Increase in accounts receivable	(1,035)	(4,133)
Decrease (increase) in receivables from related parties	326	(222)
Decrease (increase) in prepaid insurance	2,217	(139)
Decrease (increase) in other current assets	630	(249)
Decrease (increase) in other assets	(1,595)	1,037
Decrease in accounts payable	(1,416)	(1,210)
Increase (decrease) in accrued interest payable	2,697	(78)
Increase in accrued interest payable to related parties	—	2,686
Decrease in accrued property taxes	(750)	(126)
Increase (decrease) in unearned revenue	(1,096)	385
Increase (decrease) in unearned revenue from related parties	951	(2,105)
Increase in accrued payroll	749	609
Increase (decrease) in other accrued liabilities	673	(145)
Net cash provided by operating activities	8,580	15,754
Cash flows from investing activities:
Acquisitions	—	(133)
Capital expenditures	(6,149)	(9,298)
Proceeds from sale of assets	1,597	752
Net cash used in investing activities	(4,552)	(8,679)
Cash flows from financing activities:
Payment on insurance premium financing agreement	—	(342)
Debt issuance costs	(1,119)	(280)
Payments on capital lease obligations	(237)	—
Payments on long-term payable to related party	—	(447)
Borrowings under credit facility	26,700	6,000
Payments under credit facility	(34,771)	(5,862)
Distributions	—	(5,278)
Net cash used in financing activities	(9,427)	(6,209)
Net increase (decrease) in cash and cash equivalents	(5,399)	866
Cash and cash equivalents at beginning of period	5,548	4,840
Cash and cash equivalents at end of period	$149	$5,706
Supplemental disclosure of cash flow information:
Increase in accounts payable related to purchase of property, plant and equipment	$418	$472
Increase in accrued liabilities related to insurance premium financing agreement	$407	$1,278

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. (formerly SemGroup Energy Partners, L.P.) and subsidiaries (the “Partnership”) is a publicly traded master limited partnership with operations in twenty-three states. The Partnership provides integrated terminalling, storage, processing, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and asphalt products. The Partnership manages its operations through four operating segments: (i) crude oil terminalling and storage services, (ii) crude oil pipeline services, (iii) crude oil trucking and producer field services and (iv) asphalt services. The Partnership’s common units, which represent limited partnership interests in the Partnership, are listed on the NASDAQ Global Market. The Partnership was formed in February of 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

2.	BASIS OF PRESENTATION

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).  The consolidated statements of operations for the three and six months ended June 30, 2010 and 2011, the consolidated statement of changes in partners’ capital (deficit) for the six months ended June 30, 2011, the statement of cash flows for the six months ended June 30, 2010 and 2011, and the consolidated balance sheet as of June 30, 2011 are unaudited.  In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to present fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 (the “2010 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3.	RECENT EVENTS

On October 25, 2010, the Partnership entered into a Global Transaction Agreement by and among the Partnership, Blueknight Energy Partners, G.P., L.L.C., which is the Partnership’s general partner (the “General Partner”), Vitol (“Vitol” refers to Vitol Holding B.V., its affiliates and subsidiaries other than the Partnership’s general partner and the Partnership) and Charlesbank (“Charlesbank” refers to Charlesbank Capital Partners, LLC, its affiliates and subsidiaries other than the Partnership’s general partner and the Partnership), pursuant to which the Partnership effected a refinancing of its existing debt.  The Global Transaction Agreement contemplated three events comprised of Phase I Transactions, a unitholder vote and Phase II Transactions.  Phase I transactions were completed concurrently with the execution of the Global Transaction Agreement.  For a detailed description of the Global Transaction Agreement, see the Partnership’s 2010 Form 10-K.

On May 12, 2011, the Partnership, the General Partner, Vitol and Charlesbank entered into the First Amendment to Global Transaction Agreement (the “Amendment”) pursuant to which the Unitholder Vote Transactions and the Phase II Transactions contemplated in the Global Transaction Agreement were modified.

Pursuant to the Global Transaction Agreement, as amended by the amendment, the General Partner has filed a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) relating to a special meeting (the “Unitholder Meeting”) expected to be held on September 14, 2011 during which the Partnership’s unitholders will consider and vote upon (i) certain amendments to the Partnership’s partnership agreement (the “Partnership Agreement Amendment Proposal”) as more fully set forth below and (ii) an amendment to the General Partner’s Long-Term Incentive Plan to increase the number of common units issuable under such plan by 1,350,000 common units from 1,250,000 common units to 2,600,000 common units (the “LTIP Proposal”).  Pursuant to the Partnership Agreement Amendment Proposal, the Partnership’s partnership agreement would be amended to:

•
reset (1) the minimum quarterly distribution to $0.11 per unit per quarter from $0.3125 per unit per quarter, (2) the first target distribution to $0.1265 per unit per quarter from $0.3594 per unit per quarter, (3) the second target distribution to $0.1375 per unit per quarter from $0.3906 per unit per quarter and (4) the third target distribution to $0.1825 per unit per quarter from $0.4688 per unit per quarter;

•	waive the cumulative common unit arrearage;

•
remove provisions in the partnership agreement relating to the subordinated units, including concepts such as a subordination period (and any provisions that expressly apply only during the subordination period) and common unit arrearage, in connection with the transfer to the Partnership, and its subsequent cancellation, of all of the Partnership’s outstanding subordinated units;

•
provide that distributions shall not accrue or be paid to the holders of the Partnership’s incentive distribution rights for an eight quarter period beginning with the quarter in which the special meeting occurs;

•
provide that during the period beginning on the date of this special meeting and ending on June 30, 2015 (the “Senior Security Restriction Period”), the Partnership will not issue any class or series of partnership securities that, with respect to distributions on such partnership securities or distributions upon liquidation of the Partnership, ranks senior to the common units during the Senior Security Restriction Period, or “Senior Securities”, without the consent of the holders of at least a majority of the outstanding common units (excluding the common units held by the General Partner and its affiliates and excluding any Senior Securities that are convertible into common units); provided that the Partnership may issue an unlimited number of Senior Securities during the Senior Security Restriction Period without obtaining such consent if (i) such issuances are made in connection with the conversion of the Partnership’s convertible subordinated debentures issued to Vitol and Charlesbank in the aggregate principal amount of $50 million (the “Convertible Debentures”) or the consummation of the rights offering and use of proceeds therefrom, (ii) such issuances are made upon conversion, redemption or exchange of Senior Securities into or for Senior Securities of equal or lesser rank, where the aggregate amount of distributions that would have been paid with respect to such newly issued Senior Securities, plus the related distributions to the General Partner, in respect of the four-quarter period ending prior to the first day of the quarter in which the issuance is to be consummated (assuming such newly issued Senior Securities had been outstanding throughout such period) would not have exceeded the distributions actually paid during such period on the Senior Securities that are to be converted, redeemed or exchanged, plus the related distributions to the General Partner, (iii) such issuances are made in connection with the combination or subdivision of any class of Senior Securities, (iv) such issuances are made in connection with an acquisition or expansion capital improvement that increases estimated pro forma Adjusted Operating Surplus (as defined in the Partnership’s partnership agreement) (less estimated pro forma distributions on the Partnership’s Series A Preferred Units (the “Preferred Units”) and on any other Senior Securities) on a per-common unit basis, as determined in good faith by the General Partner, as compared to actual Adjusted Operating Surplus (as defined in the Partnership’s partnership agreement) (less actual distributions on the Preferred Units and on any other Senior Securities) on a per-common unit basis or (v) the net proceeds of such issuances are used to repay indebtedness of the Partnership or its subsidiaries; provided, however, that in the case of subsection (v) such new securities may not be issued to an affiliate of the General Partner unless the cost to service any new indebtedness that the Partnership determines that it could issue to retire existing indebtedness (with the General Partner’s determination being conclusive) is greater than the distribution obligations associated with the Senior Securities issued in connection with its retirement and one or more of the following conditions are also met: (A) the indebtedness that is being repaid matures within 12 months of such repayment, or (B) such indebtedness has experienced a default or event of default (even if the lenders of such indebtedness have agreed to forebear or waive such default or event of default) or (C) the General Partner expects to experience a default or event of default under such indebtedness within six months of such repayment (with the General Partner’s determination being conclusive);

•
provide that in addition to the Partnership’s current rights to convert the Preferred Units into common units, the Preferred Units will also be convertible at the Partnership’s option at any time on or after October 25, 2015 if (i) the daily volume-weighted average trading price of the common units is greater than 130% of the Conversion Price (as defined in the Partnership’s partnership agreement) for twenty out of the trailing thirty trading days ending two trading days before the Partnership furnishes notice of conversion and (ii) the average trading volume of common units has exceeded 20,000 common units for twenty out of the trailing thirty trading days ending two trading days before the Partnership furnishes notice of conversion; and

•
provide that the conversion of Preferred Units shall become effective (i) in the case of Preferred Units that are being converted pursuant to Section 5.12(c)(i) of the Partnership’s partnership agreement (relating to conversions at the election of the holder of such units), as of the last day of the quarter in which the relevant notice of conversion is delivered by the applicable unitholder and (ii) in the case of Preferred Units that are being converted pursuant to Section 5.12(c)(ii) of the Partnership’s partnership agreement (relating to conversions at the election of the Partnership), as of the date that the notice of conversion is delivered by the Partnership.

If the Partnership Agreement Amendment Proposal is approved, then (i) the General Partner will adopt the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership in the form attached to the proxy statement (the “Amended and Restated Partnership Agreement”) to reflect the approval of the Partnership Agreement Amendment Proposal as well as other amendments that the General Partner may make in accordance with the provisions of the Partnership’s partnership agreement as set forth therein, (ii) Vitol and Charlesbank will transfer all of the Partnership’s outstanding subordinated units to the Partnership and the Partnership will cancel such subordinated units and (iii) the Partnership will undertake to complete an approximately $77 million rights offering, the proceeds of which shall be used as follows: (a) first, to pay for any and all expenses relating to conducting the rights offering, (b) second, to redeem the Partnership’s Convertible Debentures for an amount equal to the principal amount of such Convertible Debentures plus any interest payable thereon, (c) third, to repurchase, on a pro rata basis, up to a maximum of $22 million of Preferred Units from Vitol and Charlesbank at a purchase price of $6.50 per unit plus any pro rata distribution for the quarter in which such units are repurchased and (d) thereafter, for general partnership purposes. Pursuant to the terms of the rights offering, the Partnership will distribute to its common unitholders 0.5412 rights for each outstanding common unit, with each whole right entitling the holder to acquire, for a subscription price of $6.50, a newly issued Preferred Unit.

Important additional information regarding the Partnership Agreement Amendment Proposal and the LTIP Proposal has been filed with the SEC, including a definitive proxy statement relating to the proposed transactions filed with the SEC on July 28, 2011.  INVESTORS AND SECURITY HOLDERS ARE ADVISED TO READ THE DEFINITIVE PROXY STATEMENT BECAUSE IT CONTAINS IMPORTANT INFORMATION ABOUT THE PARTNERSHIP AND THE PROPOSED TRANSACTIONS.  Investors and security holders may obtain copies of the definitive proxy statement and other documents that the Partnership files with the SEC (when they are available) free of charge at the SEC’s web site at www.sec.gov. The definitive proxy statement and other relevant documents may also be obtained (when available) free of charge on the Partnership’s web site at www.bkep.com or by directing a request to Blueknight Energy Partners, L.P., Two Warren Place, 6120 South Yale Avenue, Suite 500, Tulsa, Oklahoma 74136, Attention: Investor Relations.

The Partnership, the General Partner and its directors, executive officers and other members of its management and employees may be deemed participants in the solicitation of proxies from the unitholders of the Partnership in connection with the proposed transactions. Information regarding the special interests of persons who may be deemed to be such participants in the proposed transactions is included in the definitive proxy statement. Additional information regarding the directors and executive officers of the General Partner is also included in the 2010 Form 10-K, and subsequent statements of changes in beneficial ownership on file with the SEC. These documents are available free of charge at the SEC’s web site at www.sec.gov and from Investor Relations at Blueknight Energy Partners, L.P. as described above.

4.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2010	June 30, 2011
		(dollars in thousands)
Land	N/A	$15,611	$16,926
Land improvements	10-20	5,268	5,675
Pipelines and facilities	5-31	149,402	151,516
Storage and terminal facilities	10-35	166,538	169,180
Transportation equipment	3-10	24,177	22,326
Office property and equipment and other	3-31	21,978	23,963
Pipeline linefill and tank bottoms	N/A	7,763	7,787
Construction-in-progress	N/A	3,067	4,260
Property, plant and equipment, gross		393,804	401,633
Accumulated depreciation		(119,735)	(129,209)
Property, plant and equipment, net		$274,069	$272,424

Depreciation expense for the six months ended June 30, 2010 and 2011 was $10.9 million and $11.4 million, respectively.

5.	DEBT

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

On April 5, 2011, the Partnership entered into a Joinder Agreement whereby the Partnership’s revolving credit facility was increased from $75.0 million to $95.0 million.  As of August 2, 2011, approximately $36.8 million of revolver borrowings and letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $58.2 million available capacity for additional revolver borrowings and letters of credit under the credit facility.

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

Through May 15, 2011, borrowings under the credit agreement bore interest, at the Partnership’s option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After approximately May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on the Partnership’s consolidated total leverage ratio (as defined in the credit agreement).  The Partnership pays a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and the Partnership pays a commitment fee of 0.50% per annum on the unused availability under the credit agreement.  The credit agreement does not have a floor for the ABR or the eurodollar rate.  In connection with entering into the credit agreement, the Partnership paid certain upfront fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement.  Vitol received its pro rata portion of such fees as a lender under the credit agreement.

The credit agreement includes financial covenants that will be tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter (except for the consolidated interest coverage ratio, which builds to a four-quarter test).

The maximum permitted consolidated total leverage ratio is as follows:

•	5.00 to 1.00 for the fiscal quarter ending June 30, 2011;
•	4.75 to 1.00 for the fiscal quarters ending September 30, 2011 and December 31, 2011; and
•	4.50 to 1.00 for the fiscal quarter ending March 31, 2012 and each fiscal quarter thereafter.

The minimum permitted consolidated interest coverage ratio (as defined in the credit agreement) is as follows:

•	2.50 to 1.00 for the fiscal quarter ending June 30, 2011; and
•	3.00 to 1.00 for the fiscal quarters ending September 30, 2011 and each fiscal quarter thereafter.

 In addition, the credit agreement contains various covenants that, among other restrictions, limit the Partnership’s ability to:

•	create, incur or assume liens;
•	engage in mergers or acquisitions;
•	repurchase the Partnership's equity, make distributions to unitholders and make certain other restricted payments;
•	make investments;
•	modify the terms of the Convertible Debentures (as defined below) and certain other indebtedness, or prepay certain indebtedness;
•	engage in transactions with affiliates;
•	enter into certain burdensome contracts;
•	change the nature of the Partnership's business;
•	enter into operating leases; and
•	make certain amendments to the Partnership’s partnership agreement.

At June 30, 2011, the Partnership’s leverage ratio was 4.27 and the interest coverage ratio was 4.64.  The Partnership was in compliance with all covenants of its credit agreement as of June 30, 2011.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as:  (i) no default or event of default exists under the credit agreement, (ii) the Partnership has, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) the Partnership’s consolidated total leverage ratio, on a pro forma basis, would not be greater than (x) 4.5 to 1.0 for any fiscal quarter on or prior to the fiscal quarter ending June 30, 2011, (y) 4.25 to 1.0 for the fiscal quarters ending September 30, 2011 and December 31, 2011, or (z) 4.00 to 1.0 for any fiscal quarter ending on or after March 31, 2012.  The Partnership is currently allowed to make distributions to its unitholders in accordance with these covenants; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the General Partner in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.

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

Interest expense related to debt issuance cost amortization for the three and six month periods ended June 30, 2010 was $1.3 million and $2.4 million, respectively, and for the three and six month periods ended June 30, 2011 was $0.5 million and $1.0 million, respectively.  The Partnership capitalized debt issuance costs of $1.1 million during the six month period ended June 30, 2010, and $0.3 million during the three and six months ended June 30, 2011, respectively.

During the three months ended June 30, 2011, the weighted average interest rate under the credit agreement incurred by the Partnership was 4.5% and the total weighted average interest rate, including interest associated with the Convertible Debentures and related debt discount and the Vitol Throughput Capacity Agreement was 12.6% resulting in interest expense of approximately $9.1 million.

In October of 2010 the Partnership issued the Convertible Debentures in a private placement in the aggregate principal amount of $50.0 million.  If not previously redeemed, the Convertible Debentures, including all outstanding principal and unpaid interest, will convert to preferred units on December 31, 2011. The rate at which the convertible subordinated debentures convert into Series A preferred units is computed by reference to the market price of the common stock at the date of conversion, subject to a floor of $5.50 per unit and a ceiling of $6.50 per unit. This conversion feature is considered an embedded derivative within the Convertible Debentures, which the Partnership is required to separately value. The Partnership has bifurcated this embedded derivative and estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is being amortized to interest expense over the term of the convertible subordinated debentures using the effective interest method.

The Partnership estimated the fair value of the embedded derivative liability to be $27.6 million at December 31, 2010.   At June 30, 2011 the fair value of this derivative liability was estimated to be $22.7 million.

Changes to the fair value of the embedded derivative are reflected on the Partnership’s consolidated statements of operations as “Change in fair value of embedded derivative within convertible debt.” The value of the embedded derivative is contingent on changes in the expected fair value of the Partnership's preferred units.  The Partnership recorded other expense of $3.4 million and other income of $4.9 million due to the change in the fair value of this embedded derivative in the three and six months ended June 30, 2011, respectively.

In addition, the recording of the embedded derivative liability related to the convertible subordinated debt resulted in the Partnership recording a $20.9 million debt discount on Convertible Debentures. The debt discount is amortized to interest expense through the mandatory conversion date of December 31, 2011 using the effective interest method.  The Partnership recognized non-cash interest expense of $4.4 million and $8.8 million in the three and six months ended June 30, 2011, respectively, due to the amortization of the debt discount.

6.	DISTRIBUTIONS

The Partnership has not made a distribution to its common unitholders or subordinated unitholders since May 15, 2008 due, in part, to the events of default that existed under its former credit agreement, restrictions under such credit agreement, and the uncertainty of its future cash flows relating to SemCorp’s bankruptcy filings (“SemCorp” refers to SemGroup Corporation and its predecessors including SemGroup, L.P., subsidiaries and affiliates other than the Partnership and the General Partner during periods in which the Partnership and the General Partner were affiliated with SemGroup, L.P.).  The Partnership’s common and subordinated unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a distribution for the quarters ended June 30, 2008 through March 31, 2011, and will not receive a distribution for the quarter ended June 30, 2011.  The Partnership is currently allowed to make distributions to its unitholders in accordance with its debt covenants; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the General Partner in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.  The Partnership’s partnership agreement provides that, during the subordination period, which the Partnership is currently in, the Partnership’s common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  After giving effect to the nonpayment of distributions for the quarters ended June 30, 2008 through June 30, 2011, each common unit was entitled to an arrearage of $4.06, or total arrearages for all common units of $88.9 million based upon 21,890,224 common units outstanding as of August 3, 2011.

On May 13, 2011, the Partnership paid a distribution of $0.24 per Preferred Unit, or a total distribution of $5.2 million on its Preferred Units for the portion of the quarter ended December 31, 2010 during which the Preferred Units were outstanding and for the quarter ended March 31, 2011. On August 4, 2011, the board of directors of the General Partner (the “Board”) approved a distribution of $0.14 per Preferred Unit, or a total distribution of $3.0 million.  The Partnership anticipates paying this distribution on the preferred units on August 12, 2011 to preferred unitholders of record as of August 8, 2011.

7.	NET INCOME PER COMMON AND SUBORDINATED UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net loss per common and subordinated unit (in thousands, except per unit data):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Net loss	$(2,701)	$(5,345)	$(7,752)	$(2,712)
Less: Beneficial conversion feature attributable to preferred units	—	11,021	—	21,920
Less: Preferred interest in net income	—	2,975	—	8,149
Less: General partner interest in net income (loss)	(54)	(46)	(154)	111
Net loss available to common and subordinated unitholders	$(2,647)	$(19,295)	$(7,598)	$(32,892)

Basic and diluted weighted average number of units:
Common units	21,728	21,890	21,728	21,890
Subordinated units	12,571	12,571	12,571	12,571
Restricted and phantom units	13	457	13	343

Basic and diluted net loss per common unit	$(0.08)	$(0.55)	$(0.22)	$(0.94)
Basic and diluted net loss per subordinated unit	$(0.08)	$(0.55)	$(0.22)	$(0.94)

8.	RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol.  For the three and six months ended June 30, 2010, the Partnership recognized revenues of $5.6 million and $8.7 million, respectively, for services provided to Vitol.  For the three and six months ended June 30, 2011, the Partnership recognized revenues of $10.4 million and $20.0 million, respectively, for services provided to Vitol.  As of June 30, 2011, the Partnership had receivables from Vitol of $2.1 million.

Vitol Storage Agreements

In connection with the Partnership’s acquisition of certain of its crude oil storage assets from SemCorp in May 2008, the Partnership was assigned from SemCorp a storage agreement with Vitol under which the Partnership provides crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended, effective as of June 1, 2010, to extend the term of the agreement until June 1, 2011 (the “2010 Amendment”).  Vitol and the Partnership are currently in discussions to extend or replace this storage agreement.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board or the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions.  Vitol became a related party after the Vitol Change of Control in November 2009.  Since the 2010 Amendment occurred subsequent to the Vitol Change of Control, it was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  The Partnership earned revenues of approximately $3.1 million and $3.3 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement for the three month periods ended June 30, 2010 and 2011, respectively.  The Partnership earned revenues of approximately $6.0 million and $6.6 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement for the six month periods ended June 30, 2010 and 2011, respectively.  The Partnership believes that the rates it charges Vitol under the 2008 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

In March of 2010, the Partnership entered into a second crude oil storage services agreement with Vitol under which the Partnership began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of the 2010 Vitol Storage Agreement is five years commencing on May 1, 2010, subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  The Partnership generated revenues under this agreement of approximately $2.0 million and $3.1 million during the three month periods ended June 30, 2010 and 2011, respectively.  The Partnership generated revenues under this agreement of approximately $2.0 million and $6.2 million during the six month periods ended June 30, 2010 and 2011, respectively.  The Partnership believes that the rates it charges Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

Vitol Master Lease Agreement

In July of 2010, the Partnership and Vitol entered into a Master Agreement (the “Master Agreement”) relating to the lease of certain vehicles by the Partnership from Vitol.  Pursuant to the Master Agreement, the Partnership may lease certain vehicles, including light duty trucks, tractors, tank trailers and bobtail tank trucks, from Vitol for periods ranging from 36 months to 84 months depending on the type of vehicle.  The Partnership will have the opportunity to purchase each vehicle at the end of the lease at the estimated residual value of such vehicle.  Leases under the Master Agreement are accounted for as operating leases.  During the three and six months ended June 30, 2011, the Partnership recorded expenses under this agreement of approximately $0.1 million and $0.3 million, respectively.  The Master Agreement was approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of its partnership agreement.

Vitol Throughput Capacity Agreement

In August of 2010, the Partnership and Vitol entered into a Throughput Capacity Agreement (the “ENPS Throughput Agreement”).  Pursuant to the ENPS Throughput Agreement, Vitol purchased 100% of the throughput capacity on the Partnership’s Eagle North Pipeline System (“ENPS”).  The Partnership put ENPS in service in December of 2010.  In September of 2010, Vitol paid the Partnership a prepaid fee equal to $5.5 million and Vitol will pay additional usage fees for every barrel delivered by or on behalf of Vitol on ENPS.  This $5.5 million fee received from Vitol is accounted for as a long-term payable to a related party and is reflected as such on the Partnership’s consolidated balance sheet as of June 30, 2011.  In addition, if the payments made by Vitol in any contract year under the ENPS Throughput Agreement are in the aggregate less than $2.4 million, then Vitol will pay the Partnership a deficiency payment equal to $2.4 million minus the aggregate amount of all payments made by Vitol during such contract year.  The ENPS Throughput Agreement has a term that extends for four years after ENPS is completed and may be extended by mutual agreement of the parties for additional one-year terms.  If the capacity on ENPS is unavailable for use by Vitol for more than 60 days, whether consecutive or nonconsecutive, during the term of the ENPS Throughput Agreement, then Vitol shall have the right to terminate the ENPS Throughput Agreement within six months after such lack of capacity.  The Partnership has previously contracted to provide throughput services on ENPS to a third party and Vitol’s rights to the capacity of ENPS are subordinate to the rights of such third party.  In addition, for so long as a default by Vitol relating to payments under the ENPS Throughput Agreement has not occurred and is continuing, the Partnership will remit to Vitol any and all tariffs and deficiency payments received by the Partnership or its affiliates from such third party pursuant to its agreement with the Partnership.  The ENPS Throughput Agreement was approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of its partnership agreement.

During the three and six months ended June 30, 2011, the Partnership incurred interest expense under this agreement of approximately $0.2 million and $0.4 million, respectively.  The agreement has an effective annual interest rate of 14.1% and matures on December 31, 2014.

Vitol’s Commitment under the Partnership’s Credit Agreement

Vitol is a lender under the Partnership’s current credit agreement and has committed to loan the Partnership $15.0 million pursuant to such agreement.   During the three and six months ended June 30, 2011, Vitol received its pro rata portion of the interest payments in connection with being a lender under the credit agreement and received approximately $0.2 million and $0.3 million, respectively, in connection therewith.

9.	LONG-TERM INCENTIVE PLAN

In July of 2007, the General Partner adopted the Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (the “Plan”). The compensation committee of the Board administers the Plan. The Plan authorizes the grant of an aggregate of 1.25 million common units deliverable upon vesting. The Partnership has filed a proxy statement to solicit unitholder vote to increase the number of common units available under the Plan to 2,600,000 common units.  Although other types of awards are contemplated under the Plan, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”).

Subject to applicable earning criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period which distributions are reflected initially as a reduction of partners’ capital. Distributions paid on units which ultimately do not vest are reclassified as compensation expense.  Awards granted to date are equity awards and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period.  For the six months ended June 30, 2010 and 2011, the Partnership recognized expense under the Plan of approximately $17,000 and $209,000, respectively.

In November of 2009, 10,000 restricted common units were granted which vest in one-third increments over three years.  This grant was made in connection with the reorganization of the Board.  In December of 2009, 2,500 restricted common units were granted which vest in one-third increments over three years.  On November 12, 2010 Charlesbank acquired a 50% ownership interest in the entity that owns the General Partner and 50% of the Partnership’s outstanding subordinated units from Vitol (the “Charlesbank Change of Control”).  Due to the Charlesbank Change of Control, all outstanding awards as of November 12, 2010 vested.  In December 2010, 12,500 common units were issued in connection with the vesting of the outstanding awards due to the Charlesbank Change of Control.

In December 2010, 7,500 restricted common units were granted which vest in one-third increments over three years.  This grant was made in connection with the anniversary of the independent directors joining the Board.

In March 2011, grants for 299,900 phantom common units were made, all of which vest on January 1, 2014.  These grants are equity awards under ASC 718 – Stock Compensation , and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $8.25 per unit, which is the closing market price on the March 10, 2011 grant date of the awards. The value of these award grants was approximately $2.5 million on their grant date, and the unrecognized estimated compensation cost at June 30, 2011 was $1.6 million, which will be recognized over the remaining vesting period. As of June 30, 2011, the Partnership expects approximately 75% of these awards will vest.  The Partnership’s equity-based incentive compensation expense for the three and six months ended June 30, 2011 was $0.1 million and $0.2 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	7,500	$7.30
Granted	299,900	8.25
Vested	—	—
Forfeited	(1,000)	8.25
Nonvested at June 30, 2011	306,400	$8.23

10.	EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was formed in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.4 million and $0.3 million, respectively, for the three month period ended June 30, 2010 and 2011, respectively, for discretionary contributions under the plan.  The Partnership recognized expense of $0.6 million and $0.7 million, respectively, for the six month period ended June 30, 2010 and 2011, respectively, for discretionary contributions under the plan.

11.	FAIR VALUE MEASUREMENTS

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

The Partnership's recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair value of derivative embedded within subordinated convertible debt	$27,550	$—	$—	$27,550
Fair value of rights offering contingency	$10,441	$—	$—	$10,441
Total	$37,991	$—	$—	$37,991

	Fair Value Measurements as of June 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair value of derivative embedded within subordinated convertible debt	$22,684	$—	$—	$22,684
Fair value of rights offering contingency	$16,827	$—	$—	$16,827
Total	$39,511	$—	$—	$39,511

The fair value of the embedded derivative within the subordinated convertible debt was derived using a valuation model and has been classified as Level 3. The valuation model used is a discounted cash flow model (income approach) that assumes future distribution payments by the Partnership and utilizes interest rates and credit spreads for subordinated debt to preferred stock to determine the fair value of the derivative embedded within the convertible debt. The change in fair value of the derivative liability for the three and six months ended June 30, 2011 of $3.4 million and $4.9 million, respectively, is included in other (income) expense in the Partnership’s consolidated statements of operations.

The fair value of the rights offering contingency related to certain rights that may be offered to common unitholders under the proposed Global Transaction Agreement was derived using a valuation model and has been classified as Level 3.  The valuation model used is a probability-weighted model (income approach) and assumes both the probability of approval of the unitholder proposals by the common unitholders and the number of rights that are exercised as well as the expected fair value of the preferred units at the time such rights are exercised.  The change in fair value of the rights offering contingency for the three and six months ended June 30, 2011 of $1.5 million and $6.4 million, respectively, is included in other (income) expense in the Partnership’s consolidated statements of operations.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
Beginning Balance	$34,536	$37,991
Total gains or losses (realized/unrealized)
Included in earnings	4,975	1,520
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance at June 30, 2011	$39,511	$39,511

The amount of total expense for the period included in earnings attributable to the change in unrealized gains (losses) for liabilities still held at the reporting date	$4,975	$1,520

12.	OPERATING SEGMENTS

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Crude Oil Terminalling and Storage Services	Crude Oil Pipeline Services	Crude Oil Trucking and Producer Field Services	Asphalt Services	Total
Three Months Ended June 30, 2010
Service revenue
Third party revenue	$4,694	$2,972	$10,828	$14,326	$32,820
Related party revenue	5,340	223	60	—	5,623
Total revenue for reportable segments	10,034	3,195	10,888	14,326	38,443
Operating expenses (excluding depreciation and amortization)	718	2,537	10,170	5,333	18,758
Operating margin (excluding depreciation and amortization)	9,316	658	718	8,993	19,685	(1)
Total assets (end of period)	77,489	75,901	11,816	132,085	297,291

Three Months Ended June 30, 2011
Service revenue
Third party revenue	$2,859	$5,040	$10,594	$14,177	$32,670
Related party revenue	6,743	1,166	2,512	—	10,421
Total revenue for reportable segments	9,602	6,206	13,106	14,177	43,091
Operating expenses (excluding depreciation and amortization)	1,364	4,821	11,721	5,879	23,785
Operating margin (excluding depreciation and amortization)	8,238	1,385	1,385	8,298	19,306	(1)
Total assets (end of period)	78,918	101,621	15,472	131,437	327,448

Six Months Ended June 30, 2010
Service revenue
Third party revenue	$11,503	$5,907	$20,965	$28,406	$66,781
Related party revenue	8,366	256	72	—	8,694
Total revenue for reportable segments	19,869	6,163	21,037	28,406	75,475
Operating expenses (excluding depreciation and amortization)	1,733	5,322	20,660	11,372	39,087
Operating margin (excluding depreciation and amortization)	18,136	841	377	17,034	36,388	(1)
Total assets (end of period)	77,489	75,901	11,816	132,085	297,291

Six Months Ended June 30, 2011
Service revenue
Third party revenue	$5,375	$8,894	$22,464	$27,891	$64,624
Related party revenue	14,066	2,181	3,743	—	19,990
Total revenue for reportable segments	19,441	11,075	26,207	27,891	84,614
Operating expenses (excluding depreciation and amortization)	2,117	8,791	24,510	11,276	46,694
Operating margin (excluding depreciation and amortization)	17,324	2,284	1,697	16,615	37,920	(1)
Total assets (end of period)	78,918	101,621	15,472	131,437	327,448
____________________
(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to loss before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Operating margin (excluding depreciation and amortization)	$19,685	$19,306	$36,388	$37,920
Depreciation and amortization	5,399	5,710	10,913	11,415
General and administrative expenses	3,385	4,777	7,153	9,386
Interest expense	13,549	9,112	25,972	18,164
Change in fair value of embedded derivative within convertible debt	—	3,431	—	(4,866)
Change in fair value of contingent dividends	—	1,544	—	6,386
Loss before income taxes	$(2,648)	$(5,268)	$(7,650)	$(2,565)

13.	COMMITMENTS AND CONTINGENCIES

The Partnership is subject to various legal actions and claims, including a securities class action and other lawsuits, an SEC investigation and a Grand Jury investigation due to events related to SemCorp’s bankruptcy filings.  The Partnership intends to vigorously defend these actions.  On May 3, 2011, the Partnership entered into a Stipulation of Settlement (the “Stipulation”) to settle the consolidated securities class action litigation, In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-MD-1989-GKF-FHM (the “Class Action Litigation”), pending in the U.S. District Court for the Northern District of Oklahoma.  As set forth more fully in the Stipulation, if the proposed settlement is given final approval by the court, among other things, the shareholder class will receive a total payment of approximately $28.0 million from the defendants.  On June 9, 2011, the Court entered an order preliminarily approving, subject to further consideration at a settlement hearing, the proposed settlement pursuant to the Stipulation involving, among other things, a dismissal of the Class Action Litigation with prejudice.  The settlement hearing is currently scheduled for October 5, 2011 to determine whether the terms and conditions of the settlement provided for in the Stipulation are fair, reasonable, adequate and in the best interests of the class and to consider whether to enter a final judgment approving the settlement in its entirety.  The Partnership has accrued a contingent loss of $20.2 million as of June 30, 2011 related to its portion of the proposed settlement. Of that amount, the Partnership expects to receive insurance proceeds of $13.0 million to $13.9 million and accordingly recognized an insurance recovery receivable of $13.0 million as of June 30, 2011.  Of the difference, the Partnership expects to issue common units of the Partnership with a value equal to approximately $5.2 million.  The net loss of $7.2 million attributable to this action was recognized in the fourth quarter of 2010.  In June of 2011 the Partnership paid $0.5 million towards the settlement in escrow.  This $0.5 million is reflected as a current asset on the Partnership’s balance sheet as of June 30, 2011 and will be applied to the accrued settlement liability in the event the proposed settlement is finalized.  No parties admit any wrongdoing as part of the proposed settlement.  The proposed settlement is subject to a number of conditions and approvals, including, among other items, preliminary and final court approval. Details regarding any proposed settlement will be communicated to potential class members prior to final court approval. At this time, there can be no assurance that the conditions to effect the settlement will be met or that the settlement of the Class Action Litigation will receive the required court and other approvals.  The ultimate resolution of these actions could have a material adverse effect on the Partnership’s business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the Partnership’s common units and the Partnership’s ability to conduct its business.

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

On July 24, 2009, the Partnership filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, the Partnership is seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to the Partnership for three excess insurance policies in its Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of two of the policies was $10,000,000, and the face amount of the third policy was $5,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which the Partnership is seeking the recovery of damages and attorneys’ fees.  Navigators and Darwin have answered the petition and the parties are engaged in discovery.  This case has been temporarily stayed.  The Partnership expects that this suit will be dismissed if a settlement of the class action litigation pending against it is finalized and approved.  The Stipulation relating to the settlement of the Class Action Litigation and a motion seeking preliminary court approval of the proposed settlement were filed on May 3, 2011.  On June 9, 2011, the Court entered an order preliminarily approving, subject to further consideration at a settlement hearing, the proposed settlement pursuant to the Stipulation involving, among other things, a dismissal of the Class Action Litigation with prejudice.  The settlement hearing is currently scheduled for October 5, 2011 to determine whether the terms and conditions of the settlement provided for in the Stipulation are fair, reasonable, adequate and in the best interests of the class and to consider whether to enter a final judgment approving the settlement in its entirety.

Koch Industries, Inc. (together with its subsidiaries, “Koch”), a previous owner of the Partnership’s asphalt facility located in Northumberland, Pennsylvania, has alleged that the Partnership has responsibility to assess the polychlorinated biphenyl (“PCB”) contamination at such facility although the contamination occurred prior to the Partnership becoming the owner of such facility.  Koch claims that it was absolved of its responsibility to assess and clean up the site during SemCorp’s bankruptcy proceedings.  The Partnership contends that Koch retained responsibility for such environmental issues and that SemCorp’s bankruptcy proceedings did not absolve Koch of these liabilities.  On July 6, 2011, the Partnership filed an adversary complaint in connection with SemCorp’s bankruptcy cases against Koch seeking a declaration that SemCorp’s bankruptcy proceedings did not impact Koch’s responsibility to assess and clean the Northumberland site.  A responsive pleading by Koch is expected within the next thirty days.  The Partnership intends to vigorously defend against Koch’s allegation that the Partnership should be required to assess or clean up the PCB contamination.

On July 11, 2011, ExxonMobil filed suit against the Partnership in Harris County District Court, State of Texas, requesting damages in excess of $35,000 from the Partnership and other, third party service providers in connection with the relocation of existing pipelines of ExxonMobil and the Partnership.  The answer date is August 15, 2011.  ExxonMobil had previously sent a settlement demand seeking approximately $1.9 million in damages.  The Partnership intends to vigorously defend these claims.

In connection with the Partnership’s refinancing, several of its significant unitholders have filed Schedule 13Ds with the SEC indicating that they may take various actions and pursue options or remedies with respect to their investment in the Partnership, including, without limitation, pursuing litigation against the Partnership’s general partner, the Board, management of the Partnership’s general partner and/or one or more affiliates thereof.  The Partnership believes the allegations made in these Schedule 13Ds are without merit and intends to vigorously defend any litigation that may be pursued.  For more information regarding the Partnership’s refinancing, please see “Management’s Discussion and Analysis of Financial Condition—Recent Events—Global Transaction Agreement.”

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets at June 30, 2011 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$1,257,158
Net operating loss carryforwards	58,951
Deferred tax asset	1,316,109

Less: valuation allowance	(1,316,109)

Net deferred tax asset	$—

Given the Partnership’s subsidiary taxed as a corporation has no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets and the fact that the Partnership anticipates this subsidiary will generate net operating losses for the foreseeable future, the Partnership has provided a full valuation allowance against its deferred tax asset.

15.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires separate disclosure of purchases, sales, issuances and settlements in the reconciliation of the Partnership’s Level 3 fair value measurements.  The Partnership adopted this guidance with its March 31, 2011, Quarterly Report, and the impact was not material.  Other provisions of ASU 2010-06 were adopted in 2010.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS),” which provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS.  This new guidance changes some fair value measurement principles and disclosure requirements.  The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s March 31, 2012, Quarterly Report.

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

Overview

We are a publicly traded master limited partnership with operations in twenty-three states. We provide integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and liquid asphalt cement.  We manage our operations through four operating segments: (i) crude oil terminalling and storage services, (ii) crude oil pipeline services, (iii) crude oil trucking and producer field services, and (iv) asphalt services.  Our common units, which represent limited partnership interests in our partnership, are listed on the NASDAQ Global Market. We were formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

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

Our Revenues

We have been pursuing opportunities to provide crude oil terminalling and storage services, crude oil pipeline services, crude oil trucking and producer field services and asphalt services to third parties.  For the three months ended June 30, 2011, we derived approximately 24% of our revenues from services we provided to Vitol, with the remainder of our services being provided to third parties.

Average rates for the new third-party crude oil terminalling and storage and gathering and transportation contracts are comparable with those previously received from SemCorp.  However, the volumes being terminalled, stored, gathered and transported have decreased as compared to periods prior to SemCorp’s bankruptcy filings, which has negatively impacted total revenues.  We believe that volumes stabilized in 2010, and we anticipate continued increased utilization of our assets in 2011.  We have successfully increased the utilization of our Mid-Continent pipeline system, and throughput during the second quarter of 2011 reached effective capacity on segments of the system.  While we see opportunity to increase the utilization of our crude oil trucking and producer field services assets due to high demand for our services in the markets we currently serve, demand outpaces supply for qualified drivers in this industry and is delaying our realization of complete utilization of these assets.  We are actively pursuing additional drivers, and we anticipate increased utilization of these assets in the second half of 2011.  However, there can be no assurance that our efforts will be successful.  Furthermore, effective August 1, 2011, we renegotiated the rates for the majority of our crude oil trucking services contracts, and expect to realize increased revenues in the second half of 2011 as a result.

The majority of the leases and storage agreements related to our asphalt facilities have terms that terminate between October 31, 2016 and December 31, 2016.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

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

Our Expenses

Our maintenance expenditures are increasing due both to a tank inspection program that we implemented in the first quarter of 2011 in response to new regulation of the asphalt industry and to previously deferred maintenance of our crude oil pipeline systems.  We currently anticipate maintenance capital expenditures to be approximately $12.0 million to $14.0 million in 2011.

Prior to SemCorp’s bankruptcy filings, we relied upon SemCorp to provide us certain services pursuant to a shared services agreement.  Subsequent to SemCorp’s bankruptcy filings we began transitioning to us the services provided by SemCorp under such shared services agreement.   This transition was completed in the second quarter of 2011.

In addition, we experienced increased interest expenses and other costs due to the events of default that existed under our prior credit agreement and from entering into associated amendments to such prior credit agreement.  In October of 2010, we entered into a new credit agreement and have experienced decreased interest expense in 2011 as a result.  Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” in the 2010 Form 10-K for a discussion of these agreements and the associated expenses.

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

Under ASC 740, Accounting for Income Taxes , an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

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

Given that our subsidiary taxed as a corporation has no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets and the fact that we anticipate this subsidiary generating net operating losses for the foreseeable future, we have provided a full valuation allowance against our deferred tax asset as of June 30, 2011.

Recent Events

Global Transaction Agreement

 On October 25, 2010 (the “Transaction Date”), we entered into a Global Transaction Agreement by and among us, our General Partner, Vitol and Charlesbank, pursuant to which we effected a refinancing of our existing debt.  The Global Transaction Agreement contemplated three sets of transactions comprised of the Phase I Transactions, the Unitholder Vote Transactions, and the Phase II Transactions, each as defined in the Global Transaction Agreement.  The Phase I Transactions were completed concurrently with the execution of the Global Transaction Agreement.  For a detailed description of the Global Transaction Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Events” in our 2010 Form 10-K.

On May 12, 2011, we, our General Partner, Vitol and Charlesbank entered into the First Amendment to Global Transaction Agreement (the “Amendment”) pursuant to which the Unitholder Vote Transactions and the Phase II Transactions contemplated in the Global Transaction Agreement were modified.

Pursuant to the Global Transaction Agreement, as amended by the amendment, our General Partner has filed a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) relating to a special meeting (the “Unitholder Meeting”) expected to be held on September 14, 2011 during which our unitholders will consider and vote upon (i) certain amendments to our partnership agreement (the “Partnership Agreement Amendment Proposal”) as more fully set forth below and (ii) an amendment to our General Partner’s Long-Term Incentive Plan to increase the number of common units issuable under such plan by 1,350,000 common units from 1,250,000 common units to 2,600,000 common units (the “LTIP Proposal”).  Pursuant to the Partnership Agreement Amendment Proposal, our partnership agreement would be amended to:

•
reset (1) the minimum quarterly distribution to $0.11 per unit per quarter from $0.3125 per unit per quarter, (2) the first target distribution to $0.1265 per unit per quarter from $0.3594 per unit per quarter, (3) the second target distribution to $0.1375 per unit per quarter from $0.3906 per unit per quarter and (4) the third target distribution to $0.1825 per unit per quarter from $0.4688 per unit per quarter;

•	waive the cumulative common unit arrearage;

•
remove provisions in the partnership agreement relating to the subordinated units, including concepts such as a subordination period (and any provisions that expressly apply only during the subordination period) and common unit arrearage, in connection with the transfer to us, and our subsequent cancellation, of all of the our outstanding subordinated units;

•	provide that distributions shall not accrue or be paid to the holders of our incentive distribution rights for an eight quarter period beginning with the quarter in which the special meeting occurs;

•
provide that during the period beginning on the date of this special meeting and ending on June 30, 2015 (the “Senior Security Restriction Period”), we will not issue any class or series of partnership securities that, with respect to distributions on such partnership securities or distributions upon liquidation of our partnership, ranks senior to the common units during the Senior Security Restriction Period, or “Senior Securities”, without the consent of the holders of at least a majority of the outstanding common units (excluding the common units held by our General Partner and its affiliates and excluding any Senior Securities that are convertible into common units); provided that we may issue an unlimited number of Senior Securities during the Senior Security Restriction Period without obtaining such consent if (i) such issuances are made in connection with the conversion of our convertible subordinated debentures issued to Vitol and Charlesbank in the aggregate principal amount of $50 million (the “Convertible Debentures”) or the consummation of the rights offering and use of proceeds therefrom, (ii) such issuances are made upon conversion, redemption or exchange of Senior Securities into or for Senior Securities of equal or lesser rank, where the aggregate amount of distributions that would have been paid with respect to such newly issued Senior Securities, plus the related distributions to the General Partner, in respect of the four-quarter period ending prior to the first day of the quarter in which the issuance is to be consummated (assuming such newly issued Senior Securities had been outstanding throughout such period) would not have exceeded the distributions actually paid during such period on the Senior Securities that are to be converted, redeemed or exchanged, plus the related distributions to the General Partner, (iii) such issuances are made in connection with the combination or subdivision of any class of Senior Securities, (iv) such issuances are made in connection with an acquisition or expansion capital improvement that increases estimated pro forma Adjusted Operating Surplus (as defined in our partnership agreement) (less estimated pro forma distributions on our Series A Preferred Units (the “Preferred Units”) and on any other Senior Securities) on a per-common unit basis, as determined in good faith by our General Partner, as compared to actual Adjusted Operating Surplus (as defined in our partnership agreement) (less actual distributions on the Preferred Units and on any other Senior Securities) on a per-common unit basis or (v) the net proceeds of such issuances are used to repay indebtedness of our partnership or our subsidiaries; provided, however, that in the case of subsection (v) such new securities may not be issued to an affiliate of our General Partner unless the cost to service any new indebtedness that we determine that it could issue to retire existing indebtedness (with our General Partner’s determination being conclusive) is greater than the distribution obligations associated with the Senior Securities issued in connection with its retirement and one or more of the following conditions are also met: (A) the indebtedness that is being repaid matures within 12 months of such repayment, or (B) such indebtedness has experienced a default or event of default (even if the lenders of such indebtedness have agreed to forebear or waive such default or event of default) or (C) our General Partner expects to experience a default or event of default under such indebtedness within six months of such repayment (with our General Partner’s determination being conclusive);

•
provide that in addition to our current rights to convert the Preferred Units into common units, the Preferred Units will also be convertible at our option at any time on or after October 25, 2015 if (i) the daily volume-weighted average trading price of the common units is greater than 130% of the Conversion Price (as defined in our partnership agreement) for twenty out of the trailing thirty trading days ending two trading days before we furnishes notice of conversion and (ii) the average trading volume of common units has exceeded 20,000 common units for twenty out of the trailing thirty trading days ending two trading days before we furnishe notice of conversion; and

•
provide that the conversion of Preferred Units shall become effective (i) in the case of Preferred Units that are being converted pursuant to Section 5.12(c)(i) of our partnership agreement (relating to conversions at the election of the holder of such units), as of the last day of the quarter in which the relevant notice of conversion is delivered by the applicable unitholder and (ii) in the case of Preferred Units that are being converted pursuant to Section 5.12(c)(ii) of our partnership agreement (relating to conversions at the election of our partnership), as of the date that the notice of conversion is delivered by us.

If the Partnership Agreement Amendment Proposal is approved, then (i) our General Partner will adopt the Fourth Amended and Restated Agreement of Limited Partnership of Blueknight Energy Partners, L.P. in the form attached to the proxy statement (the “Amended and Restated Partnership Agreement”) to reflect the approval of the Partnership Agreement Amendment Proposal as well as other amendments that our General Partner may make in accordance with the provisions of our partnership agreement as set forth therein, (ii) Vitol and Charlesbank will transfer all of our outstanding subordinated units to us and we will cancel such subordinated units and (iii) we will undertake to complete an approximately $77 million rights offering, the proceeds of which shall be used as follows: (a) first, to pay for any and all expenses relating to conducting the rights offering, (b) second, to redeem our Convertible Debentures for an amount equal to the principal amount of such Convertible Debentures plus any interest payable thereon, (c) third, to repurchase, on a pro rata basis, up to a maximum of $22 million of Preferred Units from Vitol and Charlesbank at a purchase price of $6.50 per unit plus any pro rata distribution for the quarter in which such units are repurchased and (d) thereafter, for general partnership purposes. Pursuant to the terms of the rights offering, we will distribute to our common unitholders 0.5412 rights for each outstanding common unit, with each whole right entitling the holder to acquire, for a subscription price of $6.50, a newly issued Preferred Unit.

Important additional information regarding the Partnership Agreement Amendment Proposal and the LTIP Proposal has been filed with the SEC, including a definitive proxy statement relating to the proposed transactions filed with the SEC on July 28, 2011.  INVESTORS AND SECURITY HOLDERS ARE ADVISED TO READ THE DEFINITIVE PROXY STATEMENT BECAUSE IT CONTAINS IMPORTANT INFORMATION ABOUT OUR PARTNERSHIP AND THE PROPOSED TRANSACTIONS.  Investors and security holders may obtain copies of the definitive proxy statement and other documents that we file with the SEC (when they are available) free of charge at the SEC’s web site at www.sec.gov. The definitive proxy statement and other relevant documents may also be obtained (when available) free of charge on our web site at www.bkep.com or by directing a request to Blueknight Energy Partners, L.P., Two Warren Place, 6120 South Yale Avenue, Suite 500, Tulsa, Oklahoma 74136, Attention: Investor Relations.

Our partnership, our General Partner and its directors, executive officers and other members of its management and employees may be deemed participants in the solicitation of proxies from the unitholders of our partnership in connection with the proposed transactions. Information regarding the special interests of persons who may be deemed to be such participants in the proposed transactions is included in the definitive proxy statement. Additional information regarding the directors and executive officers of our General Partner is also included in the 2010 Form 10-K, and subsequent statements of changes in beneficial ownership on file with the SEC. These documents are available free of charge at the SEC’s web site at www.sec.gov and from Investor Relations at Blueknight Energy Partners, L.P. as described above.

Nasdaq Relisting

Our common units were approved for listing on the NASDAQ Global Market and began trading on May 16, 2011 under the symbol “BKEP”.

Distributions

We have not made a distribution to our common unitholders or subordinated unitholders since May 15, 2008 due, in part, to the events of default that existed under our former credit agreement, restrictions under such credit agreement, and the uncertainty of our future cash flows relating to SemCorp’s bankruptcy filings.  Our unitholders will be required to pay taxes on their share of our taxable income even though they did not receive a distribution for the quarters ended June 30, 2008 through March 31, 2011, and will not receive a distribution for the quarter ended June 30, 2011.  If the Partnership Agreement Amendment Proposal is approved, based on current estimates, management anticipates that it will recommend to our board of directors that we resume paying distributions on our common units beginning with the fourth quarter of 2011 (which distribution would be paid in the first quarter of 2012). Due to the anticipated increase in spending on maintenance capital expenditures as well as legal and professional fees related to the refinancing, management does not expect that it will recommend to our board of directors that we pay a distribution on our common units relating to the third quarter of 2011. The amount of distributions paid and the decision to make any distribution will be determined by our board of directors, which will have broad discretion to establish cash reserves for the proper conduct of our business and for future distributions to our unitholders. In addition, our cash distribution policy is subject to restrictions on distributions under our credit facility.  Our partnership agreement provides that, during the subordination period, which we are currently in, our common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.3125 per common unit per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  After giving effect to the nonpayment of distributions for the quarters ended June 30, 2008 through June 30, 2011, each common unit was entitled to an arrearage of $4.06, or total arrearages for all common units of $88.9 million based upon 21,890,224 common units outstanding as of August 3, 2011.  If the Partnership Agreement Amendment Proposal is approved, all arrearages will be eliminated.

On May 13, 2011, we paid a distribution of $0.24 per Preferred Unit, or a total distribution of $5.2 million on our Preferred Units for the portion of the quarter ended December 31, 2010 during which the Preferred Units were outstanding and for the quarter ended March 31, 2011.

On August 4, 2011, the Board approved a distribution of $0.14 per Preferred Unit, or a total distribution of $3.0 million based on 21,538,462 Preferred Units outstanding as of August 4, 2011.  We anticipate paying this distribution on the Preferred Units on August 12, 2011 to preferred unitholders of record as of August 8, 2011.

  Results of Operations

The table below summarizes our financial results for the three and six months ended June 30, 2010 and 2011 (in thousands).

	Three Months ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$4,694	$2,859	$11,503	$5,375
Related party	5,340	6,743	8,366	14,066
Total crude oil terminalling and storage	10,034	9,602	19,869	19,441
Crude oil pipeline services revenues:
Third party	2,972	5,040	5,907	8,894
Related party	223	1,166	256	2,181
Total crude oil pipeline services revenues	3,195	6,206	6,163	11,075
Crude oil trucking and producer field services revenues:
Third party	10,828	10,594	20,965	22,464
Related Party	60	2,512	72	3,743
Total crude oil trucking and producer field services revenues	10,888	13,106	21,037	26,207
Asphalt services revenues:
Third party	14,326	14,177	28,406	27,891
Related party	—	—	—	—
Total asphalt services	14,326	14,177	28,406	27,891
Total revenues	38,443	43,091	75,475	84,614

Operating expenses:
Crude oil terminalling and storage	1,813	2,402	3,934	4,148
Crude oil pipelines services	3,265	6,026	6,774	11,203
Crude oil trucking and field services	10,735	12,148	21,854	25,417
Asphalt services	8,344	8,919	17,438	17,341
Total operating expenses	24,157	29,495	50,000	58,109

General and administrative expenses	3,385	4,777	7,153	9,386

Operating income	10,901	8,819	18,322	17,119
Other (income) expense
Interest expense	13,549	9,112	25,972	18,164
Change in fair value of embedded derivative within convertible debt	—	3,431	—	(4,866)
Change in fair value of rights offering contingency	—	1,544	—	6,386
Income tax expense	53	77	102	147
Net loss	$(2,701)	$(5,345)	$(7,752)	$(2,712)

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Service revenues.  Service revenues include revenues from crude oil terminalling and storage services, crude oil pipeline services, crude oil trucking and producer field services and asphalt services.  Service revenues, including reimbursement revenues for fuel and power, property tax, and insurance expenses related to the operations of our liquid asphalt facilities of $2.0 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively, were $43.1 million for the three months ended June 30, 2011, compared to $38.4 million for the three months ended June 30, 2010, an increase of $4.7 million, or 12%.

Crude oil terminalling and storage revenue was $9.6 million for the three months ended June 30, 2011 compared to $10.0 for the three months ended June 30, 2010.  We anticipate our crude oil terminalling and storage revenue for the remainder of 2011 will be consistent with the second quarter of 2011.

Crude oil pipeline services revenue increased by $3.0 million to $6.2 million for the three months ended June 30, 2011 compared to $3.2 million for the three months ended June 30, 2010.  Revenues from the Eagle North pipeline system, which was placed in service in placed in service in December 2010, account for $0.7 million of this increase.  We also earned approximately $1.4 million of revenue related to reimbursed pipeline expense projects.  The remaining increase in revenue is due to increased utilization of our assets, and during the second quarter of 2011 throughput reached effective capacity on segments of our Mid-Continent system.

Crude oil trucking and producer field services revenue increased by $2.2 million to $13.1 million for the three months ended June 30, 2011 compared to $10.9 million for the three months ended June 30, 2010. This increase is due to incremental revenues of $2.2 million attributed to the producer field services business we acquired in December of 2010.

Our asphalt services revenue, including reimbursement of fuel and power, property tax and insurance premiums, of $14.2 million for the three months ended June 30, 2011 was consistent with revenue of $14.3 million for the three months ended June 30, 2010.  We have entered into leases and storage agreements with third party customers relating to 44 of our 45 asphalt facilities and expect revenues associated with these assets to remain consistent for the remainder of 2011.

Operating expenses.   Operating expenses increased by $5.3 million, or 22% to $29.5 million for the three months ended June 30, 2011, compared to $24.2 million for the three months ended June 30, 2010.  Crude oil terminalling and storage operating expenses increased by $0.6 million to $2.4 million for the three months ended June 30, 2011, compared to $1.8 million for the three months ended June 30, 2010.  Our crude oil pipeline services operating expenses increased by $2.7 million to $6.0 million for the three months ended June 30, 2011, compared to $3.3 million for the three months ended June 30, 2010.  Our crude oil trucking and producer field services operating expenses increased by $1.4 million to $12.1 million for the three months ended June 30, 2011, compared to $10.7 million for the three months ended June 30, 2010.  Our asphalt operating expenses increased $0.6 million to $8.9 million for the three months ended June 30, 2011, compared to $8.3 million for the three months ended June 30, 2010.

Repair and maintenance expenses increased by $2.4 million to $4.4 million for the three months ended June 30, 2011.  Of this increase approximately $1.4 million is offset by revenue earned in connection with reimbursed pipeline expense projects reflected as revenue in our statement of operations.  Additional increases in repair and maintenance expense were due both to a tank inspection program that we implemented in the first quarter of 2011 in response to new regulation of the asphalt industry and to previously deferred maintenance of our crude oil pipeline systems.  Included in repair and maintenance expense for the three months ended June 30, 2011 is $0.5 million of expenses associated with leaks that occurred on our crude oil pipeline systems.

Salaries and wages increased by $1.3 million to $9.5 million for the three months ended June 30, 2011, compared to $8.2 million for the three months ended June 30, 2010, as we were in the process of transitioning away from services provided by SemCorp, establishing our operational management team and directly employing our own personnel throughout 2010 and the first six months of 2011.  This transition was completed in the second quarter of 2011.

Furthermore, fuel and utility expenses increased by $1.2 million to $5.0 million for the three months ended June 30, 2011 as compared to the second quarter of 2010.  Partially offsetting operating expenses is the recognition of $0.7 million in gains on the sale of assets during the three months ended June 30, 2011 in connection with the disposal and replacement of fully depreciated assets.

General and administrative expenses.  General and administrative expenses increased by $1.4 million, or 41%, to $4.8 million for the three months ended June 30, 2011, compared to $3.4 million for the three months ended June 30, 2010.  This increase is primarily attributable to an increase in compensation expense to $2.1 million for the three months ended June 30, 2011 compared to $1.0 million for the three months ended June 30, 2010 due to an increase in our headcount as we transitioned away from SemCorp and established our operational management team.  Additionally, legal, financial advisory and other professional expenses increased $0.3 million to $1.9 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

Interest expense.   Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and the debt discount related to our Convertible Debentures (as defined below).  Interest expense decreased by $4.4 million to $9.1 million for the three months ended June 30, 2011 compared to $13.5 million for the three months ended June 30, 2010.  Decreases in the weighted average interest rate of our credit facility and the weighted average debt outstanding due to the refinancing of our credit facility in October 2010 resulted in decreased interest expense of $10.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Also, as a result of the refinancing, amortization of our debt issuance costs decreased by $0.8 million for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.  These decreases were partially offset by non-cash interest expense related to the Convertible Debentures, including the related debt discount, of $5.7 million for the three months ended June 30, 2011.  The three months ended June 30, 2010 also include $1.3 million of capitalized interest whereas we did not capitalize any interest in the three months ended June 30, 2011.

Other (income) expense.   Other expense for the three months ended June 30, 2011 included a $1.5 million increase in the fair value of the rights offering contingency and a $3.4 million increase in the fair value of the embedded derivative liability derived from the conversion option in the Convertible Debentures.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Service revenues.  Service revenues, including reimbursement revenues for fuel and power, property tax, and insurance expenses related to the operations of our liquid asphalt facilities of $3.5 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively, were $84.6 million for the six months ended June 30, 2011, compared to $75.5 million for the six months ended June 30, 2010, an increase of $9.1 million, or 12%.

Crude oil terminalling and storage revenue decreased by $0.5 million to $19.4 million for the six months ended June 30, 2011, compared to $19.9 million for the six months ended June 30, 2010.   Our crude oil terminalling and storage assets are fully contracted, and we expect crude oil terminalling and storage revenue to remain consistent for the remainder of 2011.

 Crude oil pipeline services revenue increased by $4.9 million to $11.1 million for the six months ended June 30, 2011 compared to $6.2 million for the six months ended June 30, 2010.  Revenues from the Eagle North pipeline system, which was placed in service in December 2010, account for $1.5 million of this increase.  We also earned $1.4 million in revenue related to reimbursed pipeline expense projects.  The remaining increase in revenue is due to increased utilization of our assets, with throughput reaching effective capacity on segments of our Mid-Continent system during the second quarter of 2011.

Crude oil trucking and producer field services revenue increased by $5.2 million to $26.2 million for the six months ended June 30, 2011 compared to $21.0 million for the six months ended June 30, 2010. The majority of this increase is due to incremental revenues of $4.5 million attributed to the producer field services business we acquired in December of 2010.

Our asphalt services revenue decreased by $0.5 million to $27.9 million for the six months ended June 30, 2011, compared to $28.4 million for the six months ended June 30, 2010.  This revenue is inclusive of fuel surcharge revenues related to fuel and power consumed to operate our asphalt facilities of $3.5 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively.  We have entered into leases and storage agreements with third party customers relating to 44 of our 45 asphalt facilities and expect revenues to be consistent for the remainder of 2011.

Operating expenses.  Operating expenses increased by $8.1 million, or 16%, to $58.1 million for the six months ended June 30, 2011, compared to $50.0 million for the six months ended June 30, 2010.  Crude oil terminalling and storage operating expenses increased by $0.2 million to $4.1 million for the six months ended June 30, 2011, compared to $3.9 million for the six months ended June 30, 2010.  Our crude oil pipeline services operating expenses increased by $4.4 million to $11.2 million for the six months ended June 30, 2011 compared to $6.8 million for the six months ended June 30, 2010.  Our crude oil trucking and producer field services operating expenses increased by $3.5 million to $25.4 million for the six months ended June 30, 2011, compared to $21.9 million for the six months ended June 30, 2010.  Our asphalt operating expenses were consistent at $17.3 million for the six months ended June 30, 2011 compared to $17.4 million for the six months ended June 30, 2010.

The increase in operating expenses was primarily driven by increases in salaries and wages, maintenance and repair and fuel expenses.

Compensation expense increased by $2.9 million to $19.7 million for the six months ended June 30, 2011 as compared to $16.8 million for the six months ended June 30, 2010.  This increase is a result of directly employing our own personnel as we transitioned away from the services provided by SemCorp under a shared services agreement.  We completed this transition in the second quarter of 2011.

Repair and maintenance expenses increased by $3.7 million to $7.7 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 due both to a tank inspection program that we implemented in the first quarter of 2011 in response to new regulation of the asphalt industry and to previously deferred maintenance of our crude oil pipeline systems.  Approximately $1.4 million of the repair and maintenance expense in the six months ended June 30, 2011 is offset by reimbursed pipeline expense projects reflected as revenue in our statement of operations.  Included in the repair and maintenance expense for the six months ended June 30, 2011 is $1.5 million of expenses associated with leaks that occurred on our pipeline systems.

In addition, fuel expense increased $1.8 million to $5.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due primarily to increased prices.  Operating expenses for the six months ended June 30, 2010 include a $0.8 million impairment charge related to an asphalt facility located in Morehead City, North Carolina that we sold in April of 2010.  Partially offsetting operating expenses is the recognition of $0.7 million in gains on the sale of assets during the six months ended June 30, 2011 in connection with the disposal and replacement of depreciated assets as compared to $0.1 million during the six months ended June 30, 2010.

General and administrative expenses.  General and administrative expenses increased by $2.2 million, or 31%, to $9.4 million for the six months ended June 30, 2011 compared to $7.2 million for the six months ended June 30, 2010. This increase is primarily attributable to an increase in compensation expense of $2.4 million to $4.6 million for the six months ended June 30, 2011 compared to $2.2 million for the six months ended June 30, 2010 due to an increase in our headcount as we transitioned away from SemCorp and established our operational management team.

Interest expense.  Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and the debt discount related to our Convertible Debentures.  Total interest expense of $18.2 million for the six months ended June 30, 2011 decreased by $7.8 million compared to total interest expense of $26.0 million for the six months ended June 30, 2010.  Decreases in the weighted average interest rate of our credit facility and the weighted average debt outstanding due to the refinancing of our credit facility in October 2010 resulted in decreased interest expense of $19.4 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Also, in relation to the refinancing, amortization of our debt issuance costs decreased by $1.4 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  These decreases were partially offset by non-cash interest expense related to the Convertible Debentures, including the related debt discount, of $11.3 million for the six months ended June 30, 2011.  The six months ended June 30, 2010 also included $1.3 million of capitalized interest whereas we did not capitalize any interest in the six months ended June 30, 2011.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	2011
	(in millions)
Net cash provided by operating activities	$8.6	$15.8
Net cash used in investing activities	(4.6)	(8.7)
Net cash used in financing activities	(9.4)	(6.2)

Operating Activities.  Net cash provided by operating activities was $15.8 million for the six months ended June 30, 2011, as compared to the $8.6 million for the six months ended June 30, 2010.  The increase in net cash provided by operating activities is primarily due to a decrease in net loss to $2.7 million for the six months ended June 30, 2011 from $7.8 million for the six months ended June 30, 2010.  This was primarily the result of lower interest expense as a result of the refinancing of our debt in the fourth quarter of 2010.

Investing Activities.  Net cash used in investing activities was $8.7 million for the six months ended June 30, 2011, as compared to the $4.6 million for the six months ended June 30, 2010.  The change in cash used in investing activities is primarily due to an increase in capital expenditures.

Financing Activities.  Net cash used in financing activities was $6.2 million for the six months ended June 30, 2011, as compared to $9.4 million for the six months ended June 30, 2010.  Net cash used in financing activities for the six months ended June 30, 2011 is primarily comprised of $5.3 million of distributions to holders of our Series A preferred units.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At June 30, 2011, we had approximately $54.2 million of availability under our revolving credit facility.  At June 30, 2011, we had a working capital deficit of $90.0 million.  This is primarily a function of both the $63.2 million of Convertible Debentures, including the fair value of an embedded derivative, that will convert to equity in December of 2011 and our approach to cash management.  On April 5, 2011, our revolving credit facility was increased from $75.0 million to $95.0 million. As of August 2, 2011, we have aggregate unused credit availability under our revolving credit facility of approximately $58.2 million and cash on hand of approximately $9.5 million.

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

Expansion capital expenditures for organic growth projects totaled $4.3 million in the six months ended June 30, 2011, compared to $2.0 million in the six months ended June 30, 2010.  We expect expansion capital expenditures for organic growth projects to be approximately $6.0 million to $8.0 million in 2011.  Maintenance capital expenditures totaled $5.0 million in the six months ended June 30, 2011 compared to $4.7 million in the three months ended June 30, 2010.  We expect maintenance capital expenditures to be approximately $12.0 million to $14.0 million in 2011.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital . Our partnership agreement provides that we distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our General Partner to provide for the proper conduct of our business (including for future capital expenditures) and to comply with the provisions of our credit facility.  We expect that substantially all of our cash generated from operations will be used to reduce our debt or pay distributions.  Accordingly, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations because we distribute all of our available cash.

Description of Credit Facility.  On October 25, 2010, we entered into a new credit agreement, which we refer to as our credit agreement.  Our credit agreement includes a $200.0 million term loan facility and a revolving loan facility.  On April 5, 2011, the revolving loan facility was increased from $75.0 million to $95.0 million.  Vitol is a lender under our credit agreement and has committed to loan us $15.0 million pursuant to such agreement.  The entire amount of the term loan and approximately $43.9 million of the revolver was drawn on October 25, 2010 in connection with repaying all existing indebtedness under our prior credit agreement.  The proceeds of loans made under our credit agreement may be used for working capital and other general corporate purposes.

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

Until May 15, 2011, borrowings under our credit agreement bore interest, at our option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in the credit agreement).  We pay a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and we pay a commitment fee of 0.50% per annum on the unused availability under the credit agreement.  The credit agreement does not have a floor for the ABR or the eurodollar rate.  In connection with entering into our credit agreement, we paid certain upfront fees to the lenders thereunder, and we paid certain arrangement and other fees to the arranger and administrative agent of our credit agreement.  Vitol received its pro rata portion of such fees as a lender under our credit agreement. During the three months ended June 30, 2011, our weighted average interest rate under the credit agreement was 4.5% and our total weighted average interest rate, including interest under our convertible debentures and the throughput capacity agreement with Vitol related to our Eagle North pipeline system was 12.6%, resulting in interest expense of approximately $9.1 million.

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

At June 30, 2011, our leverage ratio was 4.27 to 1.00 and the interest coverage ratio was 4.64 to 1.00.  We were in compliance with all covenants of our credit agreement as of June 30, 2011.

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

Convertible Debentures.   In connection with the Global Transaction Agreement, we issued and sold the Convertible Debentures to Vitol and Charlesbank for $25 million each, resulting in gross proceeds to us of $50 million. Our obligations under the Convertible Debentures are subordinate to our obligations under our credit agreement. The Convertible Debentures bear interest at 10% until October 25, 2011. After such time, the Convertible Debentures will bear interest at 12%. Interest can only be paid in cash with the proceeds from an equity offering. Each Convertible Debenture is redeemable in whole or in part by us at any time prior to December 31, 2011 at a price equal to $25 million plus any accrued and unpaid interest, but our credit agreement provides that any such redemption may only be made with the proceeds from an equity offering. If not otherwise redeemed, the Convertible Debentures shall mature on December 31, 2011 and, on such date, all outstanding principal and any accrued and unpaid interest shall automatically convert into preferred units. The number of preferred units issuable on conversion of the Convertible Debentures will be an amount equal to (i) the sum of the outstanding principal and any accrued and unpaid interest being converted, divided by (ii) 6.50.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of June 30, 2011, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations (1)	$276.3	$10.9	$21.9	$243.5	$—
Convertible Debentures (2)	69.3	69.3	—	—	—
Operating lease obligations	13.1	4.7	5.4	2.2	0.8
Related party Throughput Capacity Agreement (3)	6.2	2.1	3.7	0.4	—
Non-compete agreement (4)	0.2	0.1	0.1	—	—
_______________
(1)
Represents required future principal repayments of borrowings of $240.0 million and variable rate interest payments of $36.3 million.  At June 30, 2011, our borrowings had an interest rate of approximately 4.4%. This interest rate was used to calculate future interest payments.  All amounts outstanding under the credit facility mature in October 2014.

(2)
Represents $40.5 million in outstanding convertible debentures, $6.1 million of accrued and unpaid interest, and the estimated fair value of the embedded derivative of $22.7 million as of June 30, 2011.  The convertible debentures will mature on December 31, 2011 and, on such date, all outstanding principal and any accrued and unpaid interest will automatically convert into preferred units.

(3)
Represents required future repayments of the Vitol prepaid fee related to the throughput capacity agreement for our Eagle North pipeline system of $5.1 million and interest of $1.1 million.  This agreement matures at December 31, 2014.

(4)	Represents required future payments under a non-compete agreement related to our acquisition of certain field services assets.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 15 of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item I of this quarterly support.

 Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to variable interest rates under our credit facility.

As of August 2, 2011 we had $236.8 million outstanding under our credit facility that was subject to a variable interest rate.  Until May 15, 2011, borrowings under our credit agreement bore interest, at our option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in the credit agreement).

During the three months ended June 30, 2011, the weighted average interest rate under the credit agreement incurred by us was 4.5% and the total weighted average interest rate, including interest associated with the Convertible Debentures and the throughput capacity agreement with Vitol related to our Eagle North pipeline system, was 12.6% resulting in interest expense of approximately $9.1 million.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on borrowings as of June 30, 2011 and the terms of our credit agreement, an increase or decrease of 100 basis points in the interest rate will result in increased or decreased annual interest expense of approximately $2.4 million.

Item 4.                          Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of June 30, 2011, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                          Legal Proceedings

For a discussion of certain litigation and similar proceedings, please refer to Note 13, “Commitments and Contingencies,” of the Notes to Unaudited Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.                      Risk Factors

The risk factor set forth in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ending March 31, 2011, which updated the corresponding risk factor in “Part I, Item 1A. Risk Factors” in our 2010 Form 10-K, regarding the relisting of our common units on the NASDAQ Global Market, is no longer applicable.  Our common units were relisted on the NASDAQ Global Market effective May 16, 2011.

Except as disclosed above, there has been no material changes in the risk factors set forth in “Part I, Item 1A. Risk Factors” in our 2010 Form 10-K.

Item 6.                          Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date: August 5, 2011	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date: August 5, 2011	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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
10.1
First Amendment to Credit Agreement, dated as of April 1, 2011, by and among Blueknight Energy Partners, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed April 5, 2011, and incorporated herein by reference).

10.2
Joinder Agreement, dated as of April 5, 2011, by and among Blueknight Energy Partners, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed April 5, 2011, and incorporated herein by reference).

10.3	Stipulation of Settlement, dated May 3, 2011 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 6, 2011, and incorporated herein by reference).
10.4
Order Preliminarily Approving Settlement, U.S. District Court for the Northern District of Oklahoma, dated June 9, 2011 (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed June 13, 2011, and incorporated herein by reference).

10.5
First Amendment to Global Transaction Agreement, dated May 12, 2011, by and among Blueknight Energy Partners, L.P., Blueknight Energy Partners G.P., L.L.C., Blueknight Energy Holding, Inc. and CB-Blueknight, LLC (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 12, 2011, and incorporated herein by reference).

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