Form 10-K
period 2011-12-31
Blueknight Energy Partners, L.P.
filed 2012-03-13
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One [ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2011
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

(918) 237-4000
(Registrant’s telephone number, including area code)
_______________________

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partner interests	Nasdaq Global Market
Series A Preferred Units representing limited partner interests	Nasdaq Global Market

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

Yes ☐                        No ☒

As of June 30, 2011, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $92.1 million, based on $8.05 per common unit, the closing price of the common units as reported on the Pink Sheets over-the-counter securities market on such date.

At March 9, 2012, there were 22,660,137 common units and 30,159,958 Series A Preferred Units outstanding.

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

PMAC: Polymer modified asphalt cement.

Preferred Units: Series A Preferred Units represents limited partnership interests in our partnership.

SemCorp: SemCorp refers to SemGroup Corporation and its predecessors (including SemGroup, L.P.), subsidiaries and affiliates (other than our General Partner and us during periods in which we were affiliated with SemGroup, L.P.).  SemCorp and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, Case No. 08-11547-BLS.  We were not a party to SemCorp’s bankruptcy filings.

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

ii

PART I

As used in this annual report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P. (f/k/a/ SemGroup Energy Partners, L.P.), together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C. (f/k/a SemGroup Energy Partners G.P., L.L.C.), (3) “Vitol” refers to Vitol Holding B.V., its affiliates and subsidiaries (other than our General Partner and us) and (4) “Charlesbank” refers to Charlesbank Capital Partners, LLC, its affiliates and subsidiaries (other than our General Partner and us).

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

The following diagram depicts our organizational structure, including our relationship with our affiliates and subsidiaries, as of December 31, 2011:
Our Strengths and Strategies

Strategically placed assets.  Our primary crude oil terminalling and storage facilities are located within the Cushing Interchange, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all NYMEX crude oil futures contracts. We believe that the Cushing Interchange will continue to serve as one of the largest crude oil marketing hubs in the United States.  In addition, we have approximately 1,289 miles of strategically positioned gathering and transportation pipelines in Oklahoma and Texas as well as 44 asphalt terminals located in 22 states that we believe are well positioned to provide services in the market areas they serve throughout the continental United States.

Growth opportunities.  Vitol and Charlesbank have indicated that they intend to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets.  Vitol and Charlesbank have formed a new company (“Development Company”) that they have informed us is intended to be focused on developing projects that we may later have the opportunity to acquire.  Further, we may be involved in additional midstream projects for Vitol or Charlesbank outside of Development Company.  We have no interest in Development Company.   We also cannot say with any certainty whether or not Development Company or Vitol or Charlesbank will develop any projects or, if they do, which, if any, of these future acquisition opportunities may be made available to us, or if we will choose to pursue any such opportunity.

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

Production of liquid asphalt cement begins with the production of crude oil. Liquid asphalt cement is a dark brown to black cementitious material that is primarily produced by petroleum distillation. When crude oil is separated in distillation towers at a refinery, the heaviest hydrocarbons with the highest boiling points settle at the bottom. These tar-like fractions, called residuum, require relatively little additional processing to become products such as asphalt base or residual fuel oil. Liquid asphalt cement production typically represents only a small portion of the total product production in the crude oil refining process. The liquid asphalt cement produced by petroleum distillation can be sold by the refinery either directly into the wholesale and retail liquid asphalt cement markets or to a liquid asphalt cement marketer.

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

Asphalt emulsions and cutback asphalts are used for a variety of applications including spraying as a tack coat between an old pavement and a new hot mix asphalt overlay, cold mix pothole patching material, and preventive maintenance surface applications such as chip seals. Asphalt emulsions are also used for fog seal, slurry seal, scrub seal, sand seal and microsurfacing maintenance treatments, for warm mix emulsion/aggregate mixtures, base stabilization and both central plant and in-place recycling. Asphalt emulsions and cutback asphalts are generally sold directly to government agencies, but are also sold to contractors for use in applications such as chip seals.

The asphalt industry in the United States is characterized by a high degree of seasonality. Much of this seasonality is due to the impact that weather conditions have on road construction schedules, particularly in cold weather states. Refineries produce liquid asphalt cement year round, but the peak asphalt demand season is during the warm weather months when most of the road construction activity in the United States takes place.  Liquid asphalt cement marketers and finished asphalt product producers with access to extensive storage capacity possess the inherent advantage of being able to purchase supply from refineries on a year round basis and then sell finished asphalt products in the peak summer demand season.

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

Crude Oil Terminalling and Storage Services

With approximately 7.8 million barrels of above-ground crude oil terminalling facilities and storage tanks, we are able to provide our customers the ability to effectively manage their crude oil inventories and significant flexibility in their marketing and operating activities. Our crude oil terminalling and storage assets are located throughout our core operating areas with the majority of our crude oil terminalling and storage strategically located at the Cushing Interchange.

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

The table below sets forth the total average barrels stored at and delivered out of our Cushing terminal in each of the periods presented and the total storage capacity at our Cushing terminal and at our other terminals at the end of such periods:

	Year Ended December 31,
	2010	2011
Average crude oil barrels stored per month at our Cushing terminal	5,113,699	4,333,964
Average crude oil delivered (Bpd) to our Cushing terminal	62,562	63,696
Total storage capacity at our Cushing terminal (barrels at end of period)	6,713,200	6,600,000
Total other storage capacity (barrels at end of period)	1,396,584	1,217,109

The following table outlines the location of our crude oil terminals and their storage capacities and number of tanks as of December 31, 2011:

Location	Storage Capacity (barrels)	Number of Tanks
Cushing, Oklahoma	6,600,000	34
Longview, Texas	430,000	7
Other(1)	787,109	246
Total	7,817,109	287
_______________
(1)	Consists of miscellaneous storage tanks located at various points along our pipeline and gathering system.

Cushing Terminal.    One of our principal assets is our Cushing terminal, which is located within the Cushing Interchange in Cushing, Oklahoma. Currently, we own and operate 34 crude oil storage tanks with approximately 6.6 million barrels of storage capacity at this location.

We own approximately 10 additional acres of land within the Cushing Interchange that is available for future expansion. This acreage is capable of housing an additional 1.0 million barrels of storage in four above ground tanks.

SemCorp purchased the Cushing terminal in 2000, at which time the facility had approximately 790,000 barrels of storage capacity. The storage capacity of our Cushing terminal was substantially expanded in a series of phases beginning in 2002.  Prior to SemCorp’s bankruptcy filings, SemCorp used the Cushing terminal and our other storage assets to conduct its crude oil business and was the primary driver of the increased volumes terminalled and stored each year since SemCorp purchased the assets until it filed for bankruptcy.  Subsequent to SemCorp’s bankruptcy filings, we entered into storage agreements with Vitol and various third parties.

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

Significant Customers.  For the twelve months ended December 31, 2011, Vitol accounted for $27.6 million, or 71%, of our total crude oil terminalling and storage revenue.  In addition, Mercuria Energy Trading, Inc. accounted for at least 10% but not more than 25% of crude oil terminalling and storage revenue in 2011.  The loss of either of these customers could have a material adverse effect on our business, cash flows and results of operations.  One of our storage agreements with Vitol, if not renewed, will expire on June 1, 2012.  We recognized revenue of approximately $13.2 million under this contract in 2011.  While we are pursuing a renewal of this storage agreement, there can be no assurance that we will be successful in our efforts.  No other customer accounted for more than 10% of our crude oil terminalling and storage revenue during 2011.

Crude Oil Pipeline Services

We own and operate a crude oil gathering and transportation system in the Mid-Continent region of the United States with a combined length of approximately 820 miles and a 330 mile tariff-regulated crude oil gathering and transportation pipeline in the Longview, Texas area.  In addition, we own and operate the Eagle North Pipeline System in the Mid-Continent region of the United States with a length of approximately 139 miles.  The Eagle North Pipeline System was placed in service in December of 2010.

System	Asset Type	Approximate Length (miles)	Average Throughput for Year Ended December 31, 2010 (Bpd)	Average Throughput for Year Ended December 31, 2011 (Bpd)	Pipe Diameter Range
Mid-Continent	Gathering and transportation pipelines	820	18,959	20,019	4” to 20”
Longview	Gathering and transportation pipelines	330	20,851	27,624	6” to 8”
Eagle North	Gathering and transportation pipelines	139	14,874(1)	11,960	8”
_______________
(1)	Represents average throughput from the time the Eagle North system was placed in service in December 2010 through December 31, 2010.

Mid-Continent System.    Our Mid-Continent gathering and transportation system consists of approximately 820 miles of gathering pipelines that, in aggregate, gather wellhead crude oil from approximately 318 pipeline connected wells for transport to our primary transportation systems that provide access to our Cushing terminal and other storage facilities. The Oklahoma portion of our Mid-Continent system consists of approximately 790 miles of various sized pipeline, of which approximately 390 miles is idle, inactive pipe. Crude oil gathered into the Oklahoma portion of our Mid-Continent system is transported to our Cushing terminal or delivered to local area refiners. The Mid-Continent system also includes a small, 34-mile gathering and transportation system in the Texas Panhandle near Dumas, Texas. Crude oil collected through the Texas Panhandle portion of our Mid-Continent system is transported by pipeline to a station where it is then delivered to market via tanker truck.  For the years ended December 31, 2010 and 2011, this system gathered an average of approximately 18,959 Bpd and 20,019 Bpd of crude oil, respectively.  The Mid-Continent system was constructed in various stages beginning in the 1940s and we believe it has a remaining life of at least 20 years.

Longview System.    Our Longview system consists of approximately 330 miles of tariff-regulated crude oil gathering pipeline, of which approximately 100 miles is idle, inactive pipe. The East Texas portion of this system delivers to crude oil terminalling, refinery and storage facilities at various delivery points in the East Texas region. Our Longview system also includes a small pipeline gathering system (Thompson-to-Webster) located near Houston, Texas. The Thompson-to-Webster gathering system consists of 42 miles of 6” and 8” pipeline. Deliveries made from this gathering system are transported to refineries in the Baytown/Texas City area. For the years ended December 31, 2010 and 2011, our Longview system gathered an average of approximately 20,851 Bpd and 27,624 Bpd, respectively.  Shippers on the Longview system include Chevron Products Company, Eastex Crude, ExxonMobil Corporation, Jetta Production Company, Plains All American L.P., Shell Trading, Sunoco Logistics Partners L.P., and Tidal Energy Marketing (US) LLC. The Longview system was constructed in various stages beginning in the 1940s and we believe it has a remaining life of at least 20 years.

Eagle North Pipeline System.  In May of 2008, we purchased our Eagle North Pipeline System, which includes a 139-mile, 8-inch pipeline that originates in Cushing, Oklahoma and terminates in Ardmore, Oklahoma.  In August of 2010, our partnership and Vitol entered into a Throughput Capacity Agreement (the “Throughput Capacity Agreement”).  We have entered into a throughput agreement with a third party relating to this pipeline.  In addition, pursuant to the Throughput Capacity Agreement, Vitol purchased 100% of the throughput capacity of the Eagle North Pipeline System with its rights being subordinate to the rights of the third party under its throughput agreement with us.  For more information relating to the Throughput Capacity Agreement, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Vitol—Vitol Throughput Capacity Agreement.”

In 2010, we spent an additional $6.7 million, including capitalized interest of $3.8 million, to ready this pipeline for service and to extend it from Drumright, Oklahoma to Cushing, Oklahoma.  This asset was placed into service in December of 2010.

Significant Customers.  ExxonMobil Corporation, Valero Marketing & Supply Co, and Vitol each accounted for at least 10% but not more than 25% of crude oil pipeline services revenue in 2011.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil pipeline services revenue during 2011.

Crude Oil Trucking and Producer Field Services

We provide two types of trucking services: crude oil trucking and producer field services.

Crude Oil Trucking Services.    To complement our pipeline gathering and transportation business, we use our approximately 157 owned or leased tanker trucks, which have an average tank size of approximately 200 barrels. Our tanker trucks moved an average of 46,763 Bpd and 46,826 Bpd, respectively, for the years ended December 31, 2010 and 2011 from wellhead locations not served by pipeline gathering systems to aggregation points and storage facilities.  Several of our trucking services operating areas, such as Midland, Texas, are not currently served by our gathering and transportation pipeline systems. In these areas, our trucking operations extend our ability to gather and aggregate crude oil on our systems. This ability allows the crude oil marketing customers we serve to increase the level of service they are able to provide to their customers and facilitates the transportation of incremental volumes on our system. The following table outlines the distribution of our trucking assets among our operating areas as of December 31, 2011:

Location	Number of Trucks
Oklahoma	53
Kansas	26
Borger, Texas	32
Midland, Texas	26
Hobbs, New Mexico	20
Total	157

Normally we assign trucks to a specific area but, when needed, we can temporarily relocate them to meet demand. We dispatch our drivers with advanced computer technology out of central locations in Oklahoma City, Oklahoma and Dumas, Texas. The drivers are provided with hand-held computers and, after loading, the drivers provide the customers with a printed computer generated ticket with the information needed for payment. The hand-held computer can transmit as well as receive needed information to accomplish daily workloads. The drivers are also provided mobile communications to enhance safety and security.

Producer Field Services.    We provide a number of producer field services for companies such as Eagle Rock Energy, DCP Midstream and ConocoPhillips. These services include gathering condensates by way of bobtail trucks for natural gas companies to hauling produced water to disposal wells, providing hot and cold fresh water, chemical and down hole well treating, wet oil clean up and building and maintaining separation facilities. We provide these services at contractual hourly rates. Our producer service fleet consists of approximately 123 trucks in a number of different sizes.

Significant Customers.  Vitol and MV Purchasing, LLC each accounted for at least 10% but not more than 25% of crude oil trucking and producer field services revenue in 2011.  The loss of either of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil trucking and producer field services revenue during 2011.

Asphalt Services

With approximately 7.2 million barrels of total asphalt product and residual fuel oil storage capacity, we are able to provide our customers the ability to effectively manage their asphalt product storage and processing and marketing activities. Our 44 terminals are located in 22 states and as such are well positioned to provide asphalt services in the market areas they serve throughout the continental United States.

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

In addition, we currently have leases and storage agreements with third party customers relating to 43 of our 44 asphalt facilities.  The majority of the leases and storage agreements related to these facilities have terms that expire at or near the end of 2016.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

At facilities where we have storage contracts, we receive, terminal, store and/or process our customer’s asphalt products until we deliver these products to our customers or other third parties.  Our asphalt assets include the logistics assets, such as docks and rail spurs and the piping and pumping equipment necessary to facilitate the unloading of liquid asphalt cement into our terminalling and storage facilities as well as the processing and manufacturing equipment required for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and other related finished asphalt products. After initial unloading, the liquid asphalt cement is moved via heat-traced pipelines into large storage tanks. These tanks are insulated and contain heating elements that allow the asphalt cement to be stored in a heated state. The asphalt cement can then be directly sold by our customers to end users or used as a raw material for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and related finished asphalt products that we process in accordance with the formulations and specifications provided by our customers.  Dependent on the product, the processing of asphalt entails combining asphalt cement and various other products such as emulsifying chemicals and polymers to achieve the desired specification and application requirements.

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

The following table provides an overview of our asphalt facilities as of December 31, 2011:

Location	Number of Facilities	Total Tankage (in thousands of Bbls)(1)
Arkansas	1	21
California	1	66
Colorado	4	401
Georgia	1	38
Idaho	1	285
Illinois	2	232
Indiana	1	156
Kansas	4	492
Michigan	1	171
Missouri	3	643
Montana	1	123
Nebraska	1	292
New Jersey	1	459
Nevada	1	280
Ohio	1	38
Oklahoma	6	864
Pennsylvania	2	72
Tennessee	3	470
Texas	3	779
Utah	2	300
Virginia	1	547
Washington	3	470
Total	44	7,199
_______________
(1)	Total tankage refers to the approximate total capacity of all tanks.

Our asphalt assets range in age from one year to over fifty years and we expect that our storage tanks and related assets will have an average remaining life of in excess of 20 years.

Significant Customers.  NuStar Marketing LLC, Ergon Asphalt & Emulsions, Inc. and Suncor Energy USA each accounted for at least 10% but not more than 30% of asphalt services revenue in 2011.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our asphalt services revenue during 2011.

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

With respect to our crude oil gathering and transportation services, these competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., ConocoPhillips, and Sunoco Logistics Partners L.P., among others. With respect to our crude oil storage and terminalling services, these competitors include Magellan Midstream Partners, L.P., Enbridge Energy Partners, L.P. and Plains All American Pipeline, L.P, among others.  Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners L.P., Sunoco Logistics Partners L.P, Rose Rock Midstream L.P, and Magellan Midstream Partners, L.P.  Our ability to compete could be harmed by factors we cannot control, including:

•	the perception that another company can provide better service;

•	our prior association with SemCorp and any negative goodwill created by SemCorp’s bankruptcy filings;

•	the availability of crude oil alternative supply points, or crude oil supply points located closer to the operations of our customers; and

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

Our FERC regulated rate is deemed just and reasonable, or grandfathered, under the Energy Policy Act. The Energy Policy Act limits the circumstances under which a complaint can be made against such grandfathered rates. In order to challenge grandfathered rates, a party would have to show that it was previously contractually barred from challenging the rates, or that the economic circumstances of the liquids pipeline that were a basis for the rate or the nature of the service underlying the rate had substantially changed or that the rate was unduly discriminatory or preferential.

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

Pipeline Safety.    Our pipelines are subject to state and federal laws and regulations governing design, construction, operation, and maintenance of the lines; qualifications of pipeline personnel; public awareness; emergency response and other aspects of pipeline safety.  These laws and regulations are subject to change, resulting in potentially more stringent requirements and increased costs. Applicable pipeline safety regulations establish minimum safety requirements and, for pipelines that pose a greater risk to populated areas or environmentally sensitive areas, impose a more rigorous requirement for the implementation of pipeline integrity management programs for our pipelines. In 2006, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or PIPES, reauthorized and amended the Department of Transportation’s, or DOT’s, pipeline safety programs. Included in PIPES is a provision eliminating the regulatory exemption contained in Part 195 for hazardous liquid pipelines operated at low stress.  Final rules under PIPES were promulgated in July 2008 and extend all existing safety regulations, including integrity management requirements, to large-diameter low-stress pipelines within a defined “buffer” area around an “unusually sensitive area,” which include areas that contain sole-source drinking water, endangered species, or other ecological resources. Operators of these, and all other low-stress pipelines, are required by the rules to comply with annual reporting requirements.  On January 3, 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011.  The Act increases the maximum civil penalties for pipeline safety administrative enforcement actions; requires the DOT to study and report on the expansion of integrity management requirements, the sufficiency of existing gathering line regulations to ensure safety, and the feasibility of leak detection systems for hazardous liquid pipelines; requires pipeline operators to verify their records on maximum allowable operating pressure; and imposes new emergency response and incident notification requirements.  Both states in which we operate pipelines, Oklahoma and Texas, incorporate into their state rules those federal safety standards for hazardous liquids pipelines contained in Title 40, Part 195 of the Federal Code of Regulations. As a result, the issuance of any new pipeline safety regulations, including additional requirements for integrity management, are likely to increase the operating costs of our pipelines subject to such new requirements, and such future costs may be material.

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

Air Emissions.    Our operations are subject to the federal Clean Air Act (“CAA”), as amended, as well as to comparable state and local laws. We believe that our operations are in substantial compliance with these laws in those areas in which we operate. Amendments to the federal Clean Air Act enacted in 1990 imposed a federal operating permit requirement for major sources of air emissions. Our crude oil terminal located in Cushing, Oklahoma holds such a permit, which is referred to as a “Title V permit.”  In 2010, the EPA entered into a settlement requiring it to reevaluate regulations for the control of air emissions from the oil and natural gas industry. As a result, the EPA proposed regulations in July 2011 that would establish new air pollution standards for the oil and natural gas industry, including new source performance standards for volatile organic compounds and sulfur dioxide and an air toxics standards for oil and natural gas production and for natural gas transmission and storage.  These proposed rules are currently pending adoption.  We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining or maintaining permits and approvals addressing air emission related issues.  Although we can provide no assurance, we believe future compliance with the federal Clean Air Act, as amended, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Climate Change.    Legislative and regulatory measures to address concerns that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”), may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional, and state levels. The oil and gas industry is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation requiring GHG controls is under consideration. In addition, the Environmental Protection Agency (the "EPA") has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA.  In April 2010, EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012 - 2016.  EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011.  In May 2010, EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phases in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning January 2, 2011.  These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.  Furthermore, in 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, establishing a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions on an annual basis by operators of stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHG emissions.  Monitoring obligations began in 2010. The first emissions reports required under the new rule were due on or before March 31, 2011, and the scope of the rule was expanded for 2011 to cover additional petroleum and natural gas production, processing, and transmission sources that were not previously covered by the rule.  Although this new rule does not control GHG emission levels from any facilities, it has caused us to incur monitoring and reporting costs.

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

Anti-Terrorism Measures.    The federal Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security, or DHS, to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 known as the Chemical Facility Anti-Terrorism Standards (“CFATS”) regarding risk-based performance standards to be attained pursuant to the act and, on November 20, 2007, further issued an Appendix A to CFATS that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. We currently do not handle, use, store, or process any “Chemicals of Interest” (“COI”) listed in Appendix A above their respective threshold quantities, and are therefore not subject to requirements of CFATS.  We will continue to monitor the CFATS for regulatory changes that could impact our operations in the future.

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

Employees

As of December 31, 2011, we employed approximately 500 persons.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that relations with these employees are satisfactory.

Mr. James C. Dyer, our Chief Executive Officer and a director, is also an officer of Vitol Inc.  Certain of our employees provided services to Vitol pursuant to an Omnibus Agreement between us and Vitol Inc., effective as of January 1, 2010 (the “Vitol Omnibus Agreement”).  As of January 1, 2012, none of our employees are providing services to Vitol pursuant to the Vitol Omnibus Agreement.  For more information regarding the Vitol Omnibus Agreement, please see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Agreements with Vitol.”

Financial Information about Segments

Information regarding our operating revenues, profit and loss and identifiable assets attributable to each of our segments is presented in Note 18 to our consolidated financial statements included in this annual report on Form 10-K.

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

Item 1A.  Risk Factors.

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the following risk factors together with all of the other information included in this report. If any of the following risks were actually to occur, our business, financial condition, results of operations and cash flows could be materially adversely affected. In that case, we might not be able to pay distributions on our units, the trading price of our units could decline and our unitholders could lose all or part of their investment.

 Risks Related to our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our General Partner, to enable us to make cash distributions to holders of our units at our current distribution rate.

In order to make cash distributions on our Preferred Units at the preference distribution rate of $0.17875 per unit per quarter, or $0.715 per unit per year, and on our common units at the minimum quarterly distribution of $0.11 per unit per quarter, or $0.44 per unit per year, we will require available cash of approximately $8.1 million per quarter, or $32.3 million per year. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions on our Preferred Units at the preference rate or on our common units at the minimum quarterly distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described herein.

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

Our cash available for distributions to our unitholders could be negatively impacted if we are unable to extend existing storage contracts or enter into new storage contracts at our Cushing terminal.

We have a total of 6.6 million barrels of storage capacity at the Cushing terminal.  Customer storage contracts for all but 2.1 million barrels of storage at this location have expired (and are operating on a month-to-month basis) or expire in 2012.  We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace.  In addition, to the degree that we operate outside of long-term contracts, our revenues can be significantly more volatile than would be the case with a pricing structure negotiated through a long-term storage contract.  If we cannot successfully renew significant contracts or must renew them on less favorable terms, our revenues from these arrangements could decline which could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on certain key customers for a portion of our revenues and are exposed to credit risks of these customers. The loss of or material nonpayment or nonperformance by any of these key customers could adversely affect our cash flow and results of operations.

We rely on certain key customers for a portion of revenues. For example, Vitol represented approximately $27.6 million or 71% of our total crude oil terminalling and storage revenue, $4.8 million or 22% of our crude oil pipeline services revenue, and $11.5 million or 21% of total crude oil trucking and producer field services revenue in 2011.  Vitol is a private company and we have limited information regarding its financial condition.  In addition, Mercuria Energy Trading, Inc. accounted for at least 15% but not more than 25% of crude oil terminalling and storage services revenue in 2011.   ExxonMobil Corporation and Valero Marketing & Supply Co each accounted for at least 10% but not more than 20% of crude oil pipeline services revenue in 2011.   MV Purchasing, LLC accounted for at least 10% but not more than 20% of crude oil trucking and producer field services revenue in 2011.  NuStar Marketing LLC, Ergon Asphalt & Emulsions, Inc. and Suncor Energy USA each accounted for at least 10% but not more than 30% of asphalt services revenue in 2011.  Ergon Asphalt & Emulsions, Inc. and Vitol comprised 22% and 32%, respectively, of total accounts receivable at December 31, 2011.

We may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms.  In addition, some of these key customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. Additionally, many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under credit facilities and the lack of availability of debt or equity financing may result in a significant reduction of our customers’ liquidity and limit their ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.  The loss of all or even a portion of the contracted volumes of these key customers, as a result of competition, creditworthiness or otherwise, could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

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

As of December 31, 2011, we had approximately $218 million in outstanding indebtedness under our credit facility.  Our level of debt under the credit facility could have important consequences for us, including the following:

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

We may not be able to raise sufficient capital to grow our business.

As of March 9, 2012, we had an aggregate unused credit availability under our revolving credit facility of approximately $77.3 million and cash on hand of approximately $4.6 million. Our ability to access capital markets may be limited due to uncertainty of our future cash flows, litigation and other contingencies.  In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower than it otherwise would be due to these uncertainties.  The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets.

Weak economic conditions and the volatility and disruption in the financial markets could increase the cost of raising money in the debt and equity capital markets substantially while diminishing the availability of funds from those markets. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.

If we fail to raise additional capital or an event of default exists under our credit agreement, we may be forced to sell assets or take other action that could have a material adverse effect on our business, the price of our units and our results of operations.  In addition, if we are unable to access the capital markets for acquisitions or expansion projects, it may have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

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

 We are indirectly exposed to commodity price volatility.

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

We currently have leases and storage agreements with third party customers relating to 43 of our 44 asphalt facilities.  The lease and storage agreements with third parties have terms that terminate between December 31, 2012 and October 31, 2017.  We may not be able to renew or extend our existing contracts or enter into new leases or storage agreements when such contracts expire.  In addition, certain key customers account for a portion of our asphalt services revenues, the loss of which could result in a decrease in revenues from our asphalt operations.  A significant decrease in the revenues we receive from our asphalt operations could result in violations of covenants under our credit facility and could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

In addition, certain of our asphalt facilities are located on land that we lease.  Some of these leases may be terminated by the lessor with as short as thirty days’ notice.  We also have not yet received consent from certain of the lessors to sublease such facilities, which may result in a default under such lease or invalidate the subleases.  If such leases were terminated, it could have a material adverse effect on our ability to provide asphalt services, which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.  In addition, in certain instances, we have not entered into new leases with a lessor although we continue to use prior leases and make payments to the lessor and are in the process of negotiating new leases.  If it were determined that we did not have rights under these leases, it could have a material adverse effect on our ability to conduct our asphalt operations and on our financial condition, results of operations and cash flows.

We are not fully insured against all risks incident to our business, and could incur substantial liabilities as a result.

We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of changing market conditions, premiums and deductibles for certain of our insurance policies may increase substantially in the future. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

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

We are subject to competition from other crude oil gathering, transportation, terminalling and storage operations that may be able to supply our customers with the same or comparable services on a more competitive basis. We compete with national, regional and local gathering, storage, terminalling and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Some of these competitors are substantially larger than us, have greater financial resources, and control substantially greater storage capacity than we do. With respect to our gathering and transportation services, these competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., ConocoPhillips, and Sunoco Logistics Partners L.P., among others. With respect to our storage and terminalling services, these competitors include Magellan Midstream Partners, L.P., Enbridge Energy Partners, L.P., Enterprise Products Partners L.P. and Plains All American Pipeline, L.P.  Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners L.P., Sunoco Logistics Partners L.P. and Enbridge Energy Partners, L.P. Our ability to compete could be harmed by numerous factors, including:

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

The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas,” including high population areas, areas that are sources of drinking water or ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

Effective July, 2008, the DOT broadened the scope of coverage of its existing pipeline safety standards, including its integrity management programs, to include certain rural onshore hazardous liquid and low-stress pipeline systems found near “unusually sensitive areas,” including non-populated areas requiring extra protection because of the presence of sole source drinking water resources, endangered species, or other ecological resources. Also, in December, 2006, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 was enacted. This act reauthorizes and amends the DOT’s pipeline safety programs and includes a provision eliminating the regulatory exemption for hazardous liquid pipelines operated at low stress. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, enacted in December, 2011, requires the DOT to study and report on the expansion of integrity management requirements, the sufficiency of existing gathering line regulations to ensure safety, and the feasibility of leak detection systems for hazardous liquid pipelines.  Adoption of new or more stringent pipeline safety regulations affecting our interstate gathering or low-stress pipelines could result in more rigorous and costly integrity management planning requirements being imposed on those lines, which could have a material adverse effect on our results of operations. Please read “Item 1. Business—Regulation—Pipeline Safety” for more information.

We may be subject to significant costs related to environmental investigations and/or remediation activities at our asphalt facilities.

We acquired our asphalt assets from SemCorp in 2008 and 2009. The majority of these assets were previously acquired by SemCorp from a large privately-owned company (“Seller”) in 2005. Seller retained certain liabilities, including certain environmental liabilities, when it sold the assets to SemCorp. Since 2005, Seller has been conducting environmental investigation and/or remediation activities at certain of our asphalt facilities in connection with these retained environmental liabilities. Seller has alleged that it does not have continued responsibility for these retained environmental liabilities at one of our asphalt facilities because of SemCorp’s bankruptcy. Because Seller has conducted all environmental investigation and/or remediation activities at this site, we do not know the extent of any environmental issues and we are unable to estimate the costs or timing of any investigation and/or remediation activities, which may be material. In addition, Seller may make similar allegations regarding retained environmental liabilities at other of our asphalt facilities. Although we intend to defend any such allegations, if we are found to be liable for such environmental liabilities, it could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

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

The crude oil and petroleum-based product business is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Federal legislation requiring GHG controls is under consideration and may be enacted.  Moreover, EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA.  In April 2010, EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012 - 2016.  EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011.  In May 2010, EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phases in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning January 2, 2011.  These EPA rulemakings could affect our operations by effectively reducing demand for motor fuels from crude oil and could affect our ability to obtain air permits for new or modified facilities.  Moreover, in 2009, the EPA issued a rule that establishes comprehensive requirements for monitoring and reporting of GHG emissions on an annual basis by operators of certain stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHG emissions.  Monitoring obligations began in 2010 and reporting obligations began in March 2011.  Some of our facilities include natural gas-fired combustion units that may become subject to the rule.  These facilities will be required to annually calculate their GHG emissions to determine whether they trigger reporting and monitoring requirements.  To date, none of our facilities have exceeded the thresholds established for reporting or monitoring requirements.  Although this rule does not control GHG emission levels from any facilities, it will still cause us to incur monitoring and reporting costs relating to GHG emissions.  Furthermore, the scope of the rule was expanded for 2011 to cover additional petroleum and natural gas production, processing, and transmission sources (“Subpart W”) that were not previously covered by the rule.  This expansion in scope may impact the crude oil industry and, as a result, affect our business.  We are reviewing these Subpart W regulations to determine if our operations will trigger reporting requirements that come due in September 2012.  Legislation and regulations relating to control or reporting of GHG emissions are also in various stages of discussions or implementation in many of the states in which we operate.

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

•
Vitol and Charlesbank are holders of our Preferred Units and may favor their interests in actions relating to such units, including causing us to make distributions on such units even if no distributions are made on the common units;

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

Except in the case of (1) the issuance on or before June 30, 2015 of units senior to the common units or (2) the issuance of units that rank equal to or senior to the Preferred Units, our partnership agreement does not limit the number or price of additional limited partner interests that we may issue at any time without the approval of our unitholders. In addition, because we are a limited partnership, we will not be subject to the shareholder approval requirements relating to the issuance of securities (other than in connection with the establishment or material amendment of a stock option or purchase plan or the making or material amendment of any other equity compensation arrangement) contained in Nasdaq Marketplace Rule 5635.  The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

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

Our unitholders will be unable initially to remove our General Partner without its consent because our General Partner and its affiliates own a sufficient number of units to be able to prevent its removal. The vote of the holders of at least 66⅔% of all outstanding units voting together as a single class is required to remove the General Partner. As of December 31, 2011, Vitol and Charlesbank collectively owned approximately 34.7% of our aggregate outstanding Preferred Units and common units.

Affiliates of our General Partner may sell units in the public markets, which sales could have an adverse impact on the trading price of the units.

As of March 9, 2012, the executive officers and directors of our General Partner beneficially own an aggregate of 173,809 common units and 39,064 Preferred Units and Vitol and Charlesbank collectively own 18,312,968 Preferred Units. The sale of these units in the public markets could have an adverse impact on the price of the units or on any trading market that may develop.

Our General Partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of any class of units then outstanding, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of such class of units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. As of December 31, 2011, Vitol and Charlesbank collectively owned 60.7% of our outstanding Preferred Units.

Units held by persons who are not Eligible Holders will be subject to the possibility of redemption.

Our General Partner has the right under our partnership agreement to institute procedures, by giving notice to each of our unitholders, that would require transferees of units and, upon the request of our General Partner, existing holders of our units to certify that they are Eligible Holders. The purpose of these certification procedures would be to enable us to establish a federal income tax expense as a component of the pipeline’s cost of service for ratemaking purposes under current FERC policy applicable to entities that pass through their taxable income to their owners. Eligible Holders are individuals or entities subject to United States federal income taxation on the income generated by us or entities not subject to United States federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If these tax certification procedures are implemented, we will have the right to redeem the units held by persons who are not Eligible Holders at the lesser of the holder’s purchase price and the then-current market price of the units. The redemption price would be paid in cash or by delivery of a promissory note, as determined by our General Partner.

Holders of our Preferred Units have a distribution preference and a liquidation preference, which may adversely impact the value of our common units.

The Preferred Units rank prior to our common units as to both distributions of available cash and distributions upon liquidation.  Holders of our Preferred Units are entitled to quarterly distributions of 2.75% per unit per quarter (or 11.0% per unit on an annual basis).  If we fail to pay in full any distribution on our Preferred Units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full.   If we are liquidated, we may not have sufficient funds remaining after payment of amounts to our creditors and to holders of our Preferred Units to make any distribution to holders of our common units.

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

We have the right in certain circumstances, including if a certain number of Preferred Units are converted to common units or if certain distribution levels or trading price levels on the common units are reached, to force the conversion of all outstanding Preferred Units to common units. Vitol and Charlesbank, the owners of our General Partner, own enough Preferred Units such that if they converted all of them to common units, we could then force all remaining outstanding Preferred Units to convert to common units. As a result, our preferred unitholders may be required to convert their Preferred Units at an undesirable time and may not receive their expected return on investment.

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

Market interest rates may affect the value of our units.

One of the factors that will influence the price of our units will be the distribution yield on our units relative to market interest rates. An increase in market interest rates could cause the market price of the units to go down. The trading price of the units will also depend on many other factors, which may change from time to time, including:

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

Tax Risks to Unitholders

Our common unitholders have been and will be required to pay taxes on their share of our taxable income even if they have not or do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we allocate taxable income which could be different in amount than the cash we distribute, our common unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, even if our common unitholders receive no cash distributions from us. In this regard, we did not pay a distribution to our common unitholders for the quarter ended June 30, 2008 through the quarter ended September 30, 2011.   Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

If we were treated as a corporation for federal income tax purposes, then we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay additional state income tax at varying rates.  Distributions would generally be taxed again to unitholders as corporate distributions and none of our income, gains, losses, deductions or credits would flow through to our unitholders.  Because a tax would be imposed upon us as a corporation, cash available for distribution to our unitholders would be substantially reduced.  Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of our units.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time.  Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively.  Moreover, any such modification could make it more difficult or impossible for us to meet the exception which allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units.  For example, members of Congress have considered substantive changes to existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships.  We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units.

If the IRS contests any of the federal income tax positions we take, the market for our common units may be adversely affected, and the costs of any such contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders and our General Partner because the costs will reduce our cash available for distribution.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell their units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those units. Because distributions to a unitholder which exceed the total net taxable income allocated to the unitholder decrease the unitholder’s tax basis in his or her units, any such prior excess distribution will, in effect, become taxable income to the unitholder if the common unit are sold by the unitholder at a price greater than their tax basis, even if the price the unitholder receives is less than the original cost.  Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to the selling unitholder due to potential recapture items, including depreciation recapture.  In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, a unitholder who sells common units may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities, regulated investment companies and non-United States persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), pension plans, regulated investment companies (known as mutual funds), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If a potential unitholder is a tax-exempt entity or a non-U.S. person, it should consult its tax advisor before investing in our units.

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

We will be considered to have terminated for federal income tax purposes if there are one or more transfers of interests in our partnership that together represent sales or exchanges of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met,

•	multiple transfers of the same interest within a twelve month period will be counted only once; and

•	if Vitol or Charlesbank sells or exchanges its interests in our General Partner, the interests held by our General Partner in us will be deemed to have been sold or exchanged.

While we would continue our existence as a Delaware limited partnership, our tax termination would, among other things, result in the closing of our taxable year for all unitholders which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief is not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A tax termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections, and if we were to fail to recognize and report on our tax return that a termination occurred, we could be subject to penalties. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the year in which the termination occurs notwithstanding two partnership tax years.

Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements in states in which they do not live as a result of investing in our units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in certain of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, Oklahoma, Kansas, Colorado, New Mexico, Arkansas, California, Georgia, Idaho, Illinois, Indiana, Missouri, Michigan, Montana, Nebraska, Nevada, New Jersey, Ohio, Pennsylvania, Tennessee, Utah, Virginia and Washington.  Most of these states currently impose income taxes on corporations, and many of these states impose income taxes on other entities and nonresident individuals.  We may own property or conduct business in other states or foreign countries in the future. It is each unitholder’s responsibility to file all federal, state and local tax returns. Under the tax laws of some states where we will conduct business, we may be required to withhold a percentage from amounts to be distributed to a unitholder who is not a resident of that state. For example, in the case of Oklahoma, we are required to either report detailed tax information about our non-Oklahoma resident unitholders with an income in Oklahoma in excess of $500 to the taxing authority, or withhold an amount equal to 5% of the portion of our distributions to unitholders which is deemed to be the Oklahoma share of our income.  Our counsel has not rendered an opinion on the state and local tax consequences of an investment in our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our common unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, our counsel has not rendered an opinion as to the validity of this method. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders.  Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted.  If the IRS were to challenge our proration method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our common unitholders.

A unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of those units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of the loaned units, such unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where units are loaned to a short seller to effect a short sale of units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

Unitholders converting preferred units into common unit could under certain limited circumstances receive a gross income allocation that may materially increase the taxable income allocated to such unitholders.

Under our partnership agreement and in accordance with proposed Treasury Regulations, immediately after the conversion of a preferred unit, we will adjust the capital accounts of all of our partners to reflect any positive difference (“Unrealized Gain”) or negative difference (“Unrealized Loss”) between the fair market value and the carrying value of our assets at such time as if such Unrealized Gain or Unrealized Loss had been recognized on an actual sale of each such asset for an amount equal to its fair market value at the time of such conversion.  Such Unrealized Gain or Unrealized Loss (or items thereof) will be allocated first to the converting preferred unitholder in respect of common units received upon the conversion until the capital account of each such common unit is equal to the per unit capital account for each existing common unit.  This allocation of Unrealized Gain or Unrealized Loss will not be taxable to the converting preferred unitholder or to any other unitholders.  If the Unrealized Gain or Unrealized Loss allocated as a result of the conversion of a preferred unit is not sufficient to cause the capital account of each common unit received upon such conversion to equal the per unit capital account for each existing common unit, then capital account balances will be reallocated among the unitholders as needed to produce this result.  In the event that such a reallocation is needed, a converting preferred unitholder would be allocated taxable gross income in an amount equal to the amount of any such reallocation to it.

We may adopt certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our General Partner and our common unitholders.  The IRS may challenge this treatment, which could adversely affect the value of our outstanding units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our common unitholders and our General Partner.  Our methodology may be viewed as understating the value of our assets.  In that case, there may be a shift of income, gain, loss and deduction between certain common unitholders and our General Partner, which may be unfavorable to such unitholders.  Moreover, under our valuation methods, subsequent purchasers of units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets.  The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our General Partner and certain of our common unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our common unitholders.  It also could affect the amount of taxable gain from our unitholders’ sale of units and could have a negative impact on the value of the units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

Our asphalt assets are on real property owned or leased by us.  Some of the real property leases that were transferred to us as part of the acquisition of our asphalt assets required the consent of the counterparty to such lease.  In certain instances, we have not entered into new leases with a lessor although we continue to use such leases and make payments to the lessor and are in the process of negotiating new leases.

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

Item 3.  Legal Proceedings.

Concluded Matters

On May 3, 2011, we entered into a Stipulation of Settlement (the “Stipulation”) to settle the consolidated securities class action litigation, In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-MD-1989-GKF-FHM (the “Class Action Litigation”), pending in the U.S. District Court for the Northern District of Oklahoma.  As set forth more fully in the Stipulation, upon final approval by the court, among other things, the shareholder class received a total payment of approximately $28.0 million from the defendants.  No parties admitted any wrongdoing as part of the settlement.  On June 9, 2011, the Court entered an order preliminarily approving, subject to further consideration at a settlement hearing, the proposed settlement pursuant to the Stipulation involving, among other things, a dismissal of the Class Action Litigation with prejudice.  The Court held a hearing on October 5, 2011 and granted final approval of the proposed settlement and issued a final judgment (the “Judgment”) in accordance with the Stipulation.  The Judgment became final on November 7, 2011.

On July 24, 2009, we filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, we sought a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to us for three excess insurance policies in their Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The suit also alleged that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which we sought recovery of damages and attorneys’ fees.  As part of the settlement of the Class Action Litigation described above, we entered in a Settlement Agreement and Release (the “Settlement Agreement”) with Navigators and Darwin. As described above, the Court held a hearing on October 5, 2011 and granted final approval of the proposed Class Action Litigation settlement and issued the final Judgment in accordance with the Stipulation signed in the Class Action Litigation. Pursuant to the Stipulation, the Judgment became final on November 7, 2011. Pursuant to the Settlement Agreement, we dismissed with prejudice the suit against Navigators and Darwin in the fourth quarter of 2011.

On July 21, 2008, we received a letter from the staff of the Securities and Exchange Commission (the “SEC”) giving notice that the SEC was conducting an inquiry relating to us and requesting, among other things, that we voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to our disclosures respecting SemCorp’s liquidity issues, which were the subject of our July 17, 2008 press release.  On October 18, 2011, the SEC announced that it had reached a settlement with Thomas L. Kivisto, a former member of the Board, with respect to certain asserted claims against Mr. Kivisto.  On November 28, 2011, the Partnership was notified by the Staff of the Fort Worth office of the SEC that the Staff has completed its investigation of the Partnership and does not intend to recommend any enforcement action by the SEC.

The Official Committee of Unsecured Creditors of SemCrude, L.P. (“Unsecured Creditors Committee”) filed an adversary proceeding in connection with SemCorp’s bankruptcy cases against Thomas L. Kivisto, Gregory C. Wallace, Kevin L. Foxx, Alex G. Stallings and Westback Purchasing Company, L.L.C.  The Unsecured Creditors Committee asserted various claims against the defendants on behalf of SemCorp’s bankruptcy estate, including, among others, claims based upon theories of fraudulent transfer, breach of fiduciary duties, waste, breach of contract, and unjust enrichment.  Messrs. Kivisto, Wallace, Cooper, Foxx and Stallings have reached an agreement with the Litigation Trust to settle the claims against them in the adversary proceedings described above.  The settlement became final on October 26, 2011.

Pending Matters

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

 On July 8, 2009, the nine executives filed suit against our General Partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against our General Partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys’ fees.  We have distributed phantom units to certain of the claimants.   On April 14, 2010, a Tulsa County district court judge ruled in favor of seven of the claimants, and awarded them approximately $1.0 million in damages.  We have appealed this ruling.  On October 22, 2010, our General Partner was ordered to pay $0.2 million in attorneys’ fees.  We have also appealed this order.

Koch Industries, Inc. (together with its subsidiaries, “Koch”), a previous owner of our asphalt facility located in Northumberland, Pennsylvania, has alleged that we have a responsibility to assess the polychlorinated biphenyl (“PCB”) contamination at such facility although the contamination occurred prior to our becoming the owner of such facility.  Koch claims that it was absolved of its responsibility to assess and clean up the site during SemCorp’s bankruptcy proceedings.  We contend that Koch retained responsibility for such environmental issues and that SemCorp’s bankruptcy proceedings did not absolve Koch of these liabilities.  On July 6, 2011, we filed an adversary complaint in connection with SemCorp’s bankruptcy cases against Koch seeking a declaration that SemCorp’s bankruptcy proceedings did not impact Koch’s responsibility to assess and clean the Northumberland site.  A responsive pleading has been filed by Koch.  We intend to vigorously defend against Koch’s allegation that we should be required to assess or clean up the PCB contamination.

On July 11, 2011, ExxonMobil filed suit against us in Harris County District Court, State of Texas, requesting damages in excess of $35,000 from us and other third party service providers in connection with the relocation of existing pipelines owned by ExxonMobil and us.  We have filed our answer to the claims and asserted cross-claims against third party service providers including the subcontractors of ExxonMobil.  ExxonMobil had previously sent a settlement demand seeking approximately $1.9 million in damages.  We intend to vigorously defend these claims.

On February 6, 2012, we filed suit against SemCorp in Oklahoma County district court. SemCorp’s answer in the civil proceedings is due on March 26, 2012.  In the suit, we are seeking a declaratory judgment that SemCorp immediately return approximately 140,000 barrels of crude oil linefill belonging to us, and we are seeking judgment in an amount in excess of $75,000 for actual damages, special damages, punitive damages, pre-judgment interest, reasonable attorney’s fees, and costs, and such other relief that the Court deems equitable and just.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Effective at the opening of business on February 20, 2009, trading in our common units was suspended on Nasdaq due to our failure to timely file our periodic reports with the SEC, and our common units were subsequently delisted from Nasdaq.  Our common units were then traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol BKEP.PK.  On May 16, 2011, our common units were relisted and resumed trading on the Nasdaq Global Market exchange under the symbol “BKEP”.

On March 9, 2012, there were 22,660,137 common units outstanding, held by approximately 17 unitholders of record of our common units.  The actual number of unitholders is greater than the number of holders of record.  We have also issued 30,159,958 Preferred Units, which began trading on the Nasdaq Global Market under the symbol “BKEPP” on November 14, 2011.  18,312,968 of the Preferred Units are held by Vitol and Charlesbank.

The following table shows the high and low sales prices per common unit, as reported by Nasdaq or the Pink Sheets, as applicable, as well as distributions declared by quarter for the periods indicated.  The quotations from the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Common Units(1)	Low	High	Cash Distribution per Unit(2)
2010:
First Quarter	$7.50	$11.85	$—
Second Quarter	8.00	10.25	—
Third Quarter	7.52	9.45	—
Fourth Quarter	6.55	9.10	—

2011:
First Quarter	$7.25	$8.82	$—
Second Quarter	6.88	9.00	—
Third Quarter	6.11	9.00	—
Fourth Quarter	4.95	6.99	0.11
Preferred Units(3)	Low	High	Cash Distribution per Unit
2011:
First Quarter	N/A	N/A	$0.24 (4)
Second Quarter	N/A	N/A	0.14
Third Quarter	N/A	N/A	0.14
Fourth Quarter	$7.33	$9.85	0.17
____________________
(1)	Our common units were traded on the Pink Sheets until May 16, 2011, when they were relisted on the NASDAQ Global Market.
(2)
We did not make a distribution to our common unitholders or subordinated unitholders for the quarter ended June 30, 2008 through the quarter ended September 30, 2011 due, in part, to the events of default and covenants under our prior credit agreement and the uncertainty of our future cash flows.

(3)	Our Preferred Units began trading on the Nasdaq on November 14, 2011.
(4)	This amount includes $0.10 related to the portion of the quarter ending December 31, 2010 for which the Preferred Units were outstanding and $0.14 for the quarter ended March 31, 2011.

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

We had not made a distribution since May 15, 2008 due, in part, to the events of default and restrictive covenants under our prior credit agreement and the uncertainty of our future cash flows.   As a result of the approval of the Partnership Agreement Amendment Proposal on September 14, 2011, all cumulative common unit arrearages were eliminated.  Pursuant to our credit facility, we are permitted to make quarterly distributions of available cash to unitholders so long as:  (i) no default or event of default exists under our credit agreement, (ii) we have, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) our consolidated total leverage ratio, on a pro forma basis, would not be greater than (y) 4.25 to 1.00 for the fiscal quarter ended on December 31, 2011, or (z) 4.00 to 1.00 for any fiscal quarter ending on or after March 31, 2012.  Our consolidated total leverage ratio (calculated in accordance with our credit agreement) as of December 31, 2011 was 3.19 to 1.00.

On January 24, 2012, the Board approved a distribution of $0.11 per common unit and $0.17 per Preferred Unit, or a total distribution of $7.6 million.  The Partnership paid this distribution on February 14, 2012 to common and Preferred Unitholders of record as of February 3, 2012.

Distributions of Available Cash from Operating Surplus during the Eight Quarter Period

We will make distributions of available cash from operating surplus for any quarter during the eight quarter period ended June 30, 2013 (the “Eight Quarter Period”) in the following manner:

•
first, 97.9% to the holders of the Preferred Units, pro rata, and 2.1% to our General Partner, until we distribute for each outstanding Preferred Unit an amount equal to the Series A Quarterly Distribution Amount (as defined below) for that quarter;

•
second, 97.9% to the holders of the Preferred Units, pro rata, and 2.1% to our General Partner, until we distribute for each outstanding Preferred Unit an amount equal to any arrearages in the payment of the Series A Quarterly Distribution Amount for any prior quarters; and

•	thereafter, 97.9% to all unitholders holding common units, pro rata, and 2.1% to our General Partner.

Series A Quarterly Distribution Amount means (i) in the case of any quarter or partial quarter during the period ending on October 25, 2011, $0.138125 per unit and (ii) thereafter, $0.17875 per unit.

The preceding discussion is based on the assumptions that our General Partner maintains its 2.1% general partner interest and that we do not issue additional classes of equity securities.

Distributions of Available Cash from Operating Surplus after the Eight Quarter Period

Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter after the Eight Quarter Period in the following manner:

•
first, 97.9% to the holders of Preferred Units, pro rata, and 2.1% to our General Partner, until we distribute for each outstanding Series A Preferred Unit an amount equal to the Series A Quarterly Distribution Amount for that quarter;

•
second, 97.9% to the holders of Preferred Units, pro rata, and 2.1% to our General Partner, until we distribute for each outstanding Series A Preferred Unit an amount equal to any arrearages in the payment of the Series A Quarterly Distribution Amount  for any prior quarters;

•
third, 97.9% to all common unitholders and Class B unitholders, pro rata, and 2.1% to our General Partner, until we distribute for each outstanding common and Class B unit an amount equal to the minimum quarterly distribution of $0.11 per unit for that quarter; and

•	thereafter, in the manner described in “—General Partner Interest and Incentive Distribution Rights” below.

The preceding discussion is based on the assumptions that our General Partner maintains its 2.1% general partner interest and that we do not issue additional classes of equity securities.

General Partner Interest and Incentive Distribution Rights

Our partnership agreement provides that our General Partner will be entitled to an approximate 2.1% of all distributions that we make prior to our liquidation. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its approximate 2.1% general partner interest if we issue additional units. Our General Partner’s approximate 2.1% interest, and the percentage of our cash distributions to which it is entitled, will be proportionately reduced if we issue additional units in the future (other than the issuance of partnership securities issued in connection with a reset of the incentive distribution target levels relating to our General Partner’s incentive distribution rights or the issuance of partnership securities upon conversion of outstanding partnership securities) and our General Partner does not contribute a proportionate amount of capital to us in order to maintain its then current general partner interest. Our General Partner will be entitled to make a capital contribution in order to maintain its then current general partner interest in the form of the contribution to us of common units based on the current market value of the contributed common units.

Incentive distribution rights represent the right to receive an increasing percentage (13%, 23% and 48%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our General Partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the partnership agreement.

The following discussion assumes that our General Partner maintains its approximate 2.1% general partner’s interest and continues to own the incentive distribution rights.

If for any quarter after the Eight Quarter Period:

•	we have distributed available cash from operating surplus to the holders of our Preferred Units in an amount equal to the Series A Quarterly Distribution Amount;

•
we have distributed available cash from operating surplus to the holders of our Preferred Units in an amount necessary to eliminate any cumulative arrearages in the payment of the Series A Quarterly Distribution Amount; and

•	we have distributed available cash from operating surplus to the common unitholders and Class B unitholders in an amount equal to the minimum quarterly distribution.

then, our partnership agreement requires that we distribute any additional available cash from operating surplus for that quarter among the unitholders and our General Partner in the following manner:

•
first, 97.9% to all unitholders holding common units or Class B units, pro rata, and 2.1% to our General Partner, until each unitholder receives a total of $0.1265 per unit for that quarter (the “first target distribution”);

•
second, 97.9% to the holders of Preferred Units, pro rata, and 2.1% to our General Partner, until we distribute for each outstanding Series A Preferred Unit an amount equal to any arrearages in the payment of the Series A Quarterly Distribution Amount  for any prior quarters;

•
third, 74.9% to all unitholders holding common units or Class B units, pro rata, and 25.1% to our General Partner, until each unitholder receives a total of $0.1825 per unit for that quarter (the “third target distribution”); and

•	thereafter, 49.9% to all unitholders holding common units or Class B units, pro rata, and 50.1% to our General Partner.

For equity compensation plan information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans.”

Unregistered Sales of Securities

For information regarding recent sales of unregistered Preferred Units and Convertible Debentures in connection with our refinancing, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, in connection with the refinancing transaction, we issued 433,758 general partner units to our General Partner to maintain its general partner interest in us in exchange for aggregate consideration of $2,819,431 in an offering exempt from registration under Section 4(2) of the Securities Act.

In connection with issuance of certain vested awards under our General Partner’s long-term incentive plan, we issued 3,272 general partner units to our General Partner to maintain its general partner interest in us in exchange for aggregate consideration of $25,540 in an offering exempt from registration under Section 4(2) of the Securities Act.

Pursuant to the Stipulation and Judgment, we issued and transferred 767,414 common units with a value equal to approximately $5.2 million to lead plaintiff's counsel in the Class Action Litigation on October 12, 2011.  The transfer of the 767,414 common units was the final payment to the class required by the Stipulation and Judgment.  Such common units were issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act.  For additional information regarding the settlement of the Class Action Litigation, see "Item 3. Legal Proceedings."

Item 6.  Selected Financial Data.

The following table shows selected historical financial and operating data of our predecessor and historical financial and operating data of Blueknight Energy Partners, L.P. for the periods and as of the dates presented.  The historical financial statements for periods prior to the contribution of the assets, liabilities and operations to us by SemCorp on July 20, 2007 reflect the assets, liabilities and operations of our predecessor, which were contributed to us on a carve out basis prior to the closing of our initial public offering.  We refer to such assets, liabilities and operations as the Crude Oil Business.  The Crude Oil Business had historically been a part of the integrated operations of SemCorp, and neither SemCorp nor our predecessor recorded revenue associated with the gathering, transportation, terminalling and storage services provided on an intercompany basis. SemCorp and our predecessor recognized only the costs associated with providing such services. Accordingly, revenues reflected in the historical financial statements of our predecessor represent services provided to third parties and do not include any revenues for services provided to SemCorp.  In addition, our results of operations for the years ended December 31, 2010, 2009 and 2008 were affected by SemCorp’s bankruptcy filings and related events, which resulted in decreased revenues and increased expenses.

Prior to SemCorp’s bankruptcy filings and our subsequent settlement with SemCorp in such bankruptcy proceedings in April of 2009, we were party to various agreements with SemCorp and its subsidiaries.  After the rejection of such agreements in SemCorp’s bankruptcy proceedings, we experienced decreased volumes of crude oil that was terminalled, stored, transported and gathered as compared to our agreements with SemCorp.  In addition, we have also experienced decreased revenues in our asphalt services business as compared to the revenues that we received under our terminalling agreement with SemCorp.  In addition, we have experienced increased expenses since SemCorp’s Bankruptcy Filings, including increased general and administrative expenses related to the costs of legal and financial advisors, increased interest expense related to certain events of default under and associated amendments of our prior credit facility and expenses incurred to refinance our prior credit facility.  For these reasons and due to the other factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Items Impacting the Comparability of Our Financial Results,” our results of operations are not comparable to our predecessor’s historical results and our historical results may not be indicative of our future results.

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

	2007		2008	2009	2010	2011
	(in thousands, except for per unit data)
Statement of Operations Data:
Service revenues:
Third party revenue		$28,303	$48,295	$124,701	$129,083	$132,618
Related party revenue(2)		46,262	143,885	32,075	23,541	44,089
Total revenue		74,565	192,180	156,776	152,624	176,707
Expenses:
Operating		67,182	104,078	96,125	97,655	114,843
General and administrative		13,595	43,085	28,137	20,454	17,311
Total expenses		80,777	147,163	124,262	118,109	132,154
Gain on settlement transaction		—	—	2,585	—	—
Loss contingency, net of expected insurance recovery		—	—	—	7,200	—
Operating income (loss)		(6,212)	45,017	35,099	27,315	44,553
Other (income) expense
Interest expense(3)		6,560	26,951	51,399	48,638	32,898
Change in fair value of embedded derivative within convertible debt		—	—	—	6,650	(20,224)
Change in fair value of rights offering contingency		—	—	—	(4,384)	(1,883)
Income (loss) before income taxes		(12,772)	18,066	(16,300)	(23,589)	33,762
Provision for income taxes		141	291	205	207	287
Net income (loss)		$(12,913)	$17,775	$(16,505)	$(23,796)	$33,475
Allocation of net income (loss) for purpose of calculating earnings per unit(1):
General partners interest in net income (loss)		$240	$3,646	$(326)	$(470)	$912
Preferred partners interest in net income		$—	$—	$—	$—	$16,446
Accretion of discount on increasing rate preferred units	S	—	$—	$—	$—	$2,243
Beneficial conversion feature attributable to preferred units		$—	$—	$—	$8,114	$43,259
Beneficial conversion feature attributable to repurchase of preferred units		$—	$—	$—	$—	$(6,892)
Gain on extinguishment attributable to redemption of convertible debt, recorded as a capital transaction		$—	$—	$—	$—	$(2,375)
Net Income (loss) available to limited partners		$12,965	$14,129	$(16,179)	$(31,440)	$(20,118)
Basic and diluted net income (loss) per limited partner unit:
Common units		$0.49	$0.45	$(0.47)	$(0.91)	$(0.61)
Subordinated Units		$0.49	$0.45	$(0.47)	$(0.91)	$(0.52)
Cash distributions per unit to limited partners:(4)
Paid		$0.24	$0.74	$—	$—	$—
Declared		$0.58	$0.40	$—	$—	$0.11
Cash distributions per unit to preferred partners:
Paid		NA	NA	NA	$—	$0.52
Declared		NA	NA	NA	$0.10	$0.58

Balance Sheet Data (at period end):
Property, plant and equipment, net		$102,239	$284,489	$274,492	$274,069	$266,355
Total assets		125,482	354,641	310,701	323,838	304,755
Long-term debt and capital lease obligations		91,959	449,221	419,000	244,329	220,781
Total division equity/partners’ capital (deficit)		17,229	(126,643)	(142,179)	(37,743)	57,799
________________
(1)	Net income (loss) and net income (loss) per unit is presented for the period from July 20, 2007 through December 31, 2007.
(2)
For the twelve months ended December 31, 2008, 2009, 2010, and 2011, we recognized revenues of $143.9 million, $26.5 million, $1.0 million, and $0.5 million, respectively, for services provided to SemCorp.  Of these amounts, $143.9 million and $26.3 million are classified as related party revenues for the twelve months ended December 31, 2008 and 2009, respectively, while $0.2 million, $1.0 million, and $0.5 million are classified as third party revenue for the twelve months ended December 31, 2009, 2010 and 2011, respectively.  Additionally, we provide services to Vitol.  For the twelve months ended December 31, 2008, 2009, 2010, and 2011, we recognized revenues of $6.6 million, $9.4 million, $23.2 million, and $44.1 million, respectively, for services provided to Vitol.  Of these amounts, $6.6 million and $8.4 million are classified as third party revenues for the twelve months ended December 31, 2008 and 2009, respectively.  In the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue.  All revenue for services provided to Vitol for the twelve months ended December 31, 2010 and 2011 is classified as related party revenue.

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

•
July 18, 2008 - Manchester Securities Corp. and Alerian Finance Partners, LP exercised certain rights under a loan agreement with the owner of our General Partner and reconstituted the board of directors of our General Partner.

•	July 22, 2008 - SemCorp filed voluntary petitions for reorganization under Chapter 11 of the bankruptcy code. We were not a party to SemCorp’s bankruptcy filings.

•	November 24, 2009 - Vitol completed the acquisition of our General Partner and reconstituted the Board and our General Partner’s management team (the “Vitol Change of Control”).

•	December 1, 2009 - We changed our name to Blueknight Energy Partners, L.P.

•
October 25, 2010 - We entered into a Global Transaction Agreement with Vitol and Charlesbank in connection with refinancing of our prior credit facility and issued preferred units to Vitol and Charlesbank in connection therewith.  In addition, the Global Transaction Agreement provided that we would call a meeting of our unitholders and submit proposals relating to the reduction of the minimum quarterly distribution and targets related to the incentive distribution rights and the elimination of the cumulative common unit arrearage. Furthermore, Vitol and Charlesbank entered into an agreement whereby Charlesbank would purchase 50% of the ownership interest in the entity that owns our General Partner and 50% of our outstanding subordinated units from Vitol.

•
November 12, 2010 - Charlesbank acquired a 50% ownership interest in the entity that owns our General Partner and 50% of our outstanding subordinated units from Vitol (the “Charlesbank Change of Control”).

•
May 12, 2011 - The Partnership, the General Partner, Vitol and Charlesbank entered into the First Amendment to Global Transaction Agreement to modify certain provisions relating to, among other things, the proposals to be submitted to our unitholders.

•
September 14, 2011 - At a special meeting, our unitholders approved the proposals provided in the Global Transaction Agreement, including the reduction of the minimum quarterly distribution and targets related to the incentive distribution rights and the waiver the cumulative common unit arrearage.  As a result, Vitol and Charlesbank transferred all of our outstanding subordinated units to us and we cancelled such subordinated units.

•
October 3, 2011 - Pursuant to the Global Transaction Agreement, we commenced a rights offering.  Pursuant to the terms of the rights offering, we distributed to our common unitholders of record as of the close of business on September 27, 2011, 0.5412 rights for each outstanding common unit, with each whole right entitling the holder to acquire, for a subscription price of $6.50, a newly issued Preferred Unit.  The rights offering expired on October 31, 2011.

•
November 1, 2011 - We announced the expiration of the rights offering. The rights offering was over-subscribed with total basic and over-subscription rights being exercised for over 20 million Preferred Units. Approximately 96% of basic subscription rights were exercised, leaving approximately 470,000 Preferred Units available to fulfill over-subscriptions.  We issued a total of 11,846,990 Preferred Units to unitholders that exercised their rights, and we received proceeds of approximately $77 million from the rights offering.  The net proceeds from the rights offering, after deducting expenses, were used to redeem Convertible Debentures in the aggregate principal amount of $50 million plus accrued interest thereon that we issued to Vitol and Charlesbank (the “Convertible Debentures”) and to repurchase an aggregate of 3,225,494 Preferred Units from Vitol and Charlesbank.

•	November 14, 2011 - The Preferred Units began trading on the NASDAQ Global Market under the symbol “BKEPP.”

•
January 10, 2012 - The Partnership announced the future resignation of the Chief Executive Officer of the Partnership’s general partner, Mr. James Dyer, who will remain as Chief Executive Officer until his successor is appointed.  Mr. Dyer informed the Board on January 6, 2012 of his intended retirement.  Mr. Dyer will continue to serve on the Board of Directors of the Partnership’s general partner.

•
January 24, 2012 - The Partnership announced distributions for the quarter ended December 31, 2011 of $0.11 per common unit and $0.17 per preferred unit to its common and preferred unitholders of record as of the close of business on February 3, 2012. The distributions were paid on February 14, 2012.

Our Revenues

We have been pursuing opportunities to provide crude oil terminalling and storage services, crude oil pipeline services, crude oil trucking and producer field services and asphalt services to third parties.  For the year ended December 31, 2011, we derived approximately 25% of our revenues from services we provided to Vitol, with the remainder of our services being provided to third parties.

We have successfully increased the utilization of our Mid-Continent pipeline system, and throughput during the second quarter of 2011 reached effective capacity on segments of the system.  While we see opportunity to increase the utilization of our crude oil trucking and producer field services assets due to high demand for our services in the markets we currently serve, demand outpaces supply for qualified drivers in this industry and is delaying our realization of complete utilization of these assets.  We are actively pursuing additional drivers, and we anticipate increased utilization of these assets in 2012.  However, there can be no assurance that our efforts will be successful.  Furthermore, effective August 1, 2011, we renegotiated the rates for the majority of our crude oil trucking services contracts, and have realized increased revenues in the third and fourth quarters of 2011 as a result.

We have long-term contracts in place for 43 of our 44 asphalt facilities.  The majority of the leases and storage agreements related to these facilities have terms that expire at or near the end of 2016. We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

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

Our Expenses

Our financial results as of December 31, 2011, reflect a $0.5 million allowance for doubtful accounts related to amounts due from third parties as of December 31, 2011.  The allowance is related primarily to amounts due from third parties and was established as a result of certain third party customers netting amounts due them from SemCorp with amounts due to us.   In connection with the Charlesbank Change of Control, we incurred professional fees of approximately $2.4 million related to the Global Transaction Agreement.  In addition, due to the Charlesbank Change of Control, deferred payments under certain employment agreements with our employees were accelerated, resulting in the recognition of an additional $2.5 million of compensation expense for the twelve months ended December 31, 2010. Also, as a result of the Charlesbank Change of Control, all outstanding awards under the Long-Term Incentive Plan vested, resulting in an incremental $0.1 million in non-cash compensation expense for the twelve months ended December 31, 2010.

Our maintenance expenditures are increasing due both to a tank inspection program that we implemented in the first quarter of 2011 in response to new regulation of the asphalt industry and to previously deferred maintenance of our crude oil pipeline systems.

In 2009 and 2010, we experienced increased interest expenses and other costs due to the events of default that existed under our prior credit agreement and from entering into associated amendments to such prior credit agreement.  In October of 2010, we entered into a new credit agreement and have experienced decreased interest expense in 2011 as a result.   Furthermore, we recognized interest expense of $0.9 million and $4.3 million during the year ended December 31, 2010 and 2011, respectively, in relation to the Convertible Debentures that were redeemed on November 9, 2011.

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

Given that our subsidiary taxed as a corporation has no earnings history to consider in assessing the likelihood of realizing the benefits of our deferred tax assets and the fact that we anticipate this subsidiary will generate net operating losses for the foreseeable future, we have provided a full valuation allowance against our deferred tax asset as of December 31, 2011.

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

•
Crude oil terminalling and storage assets and services.  We provide crude oil terminalling and storage services at our terminalling and storage facilities located in Oklahoma and Texas.   We currently own and operate an aggregate of approximately 7.8 million barrels of storage capacity.  Of this storage capacity, approximately 6.6 million barrels are located at our terminal in Cushing, Oklahoma.  Our Cushing terminal is strategically located within the Cushing Interchange, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all New York Mercantile Exchange, or NYMEX, crude oil futures contracts.  Our terminals have a combined capacity to receive or deliver approximately 10.0 million barrels of crude oil per month.  We also own approximately 10 acres of additional land within the Cushing Interchange where we can develop additional storage capacity.

•
Crude oil pipeline assets and services.  We own and operate three pipeline systems, the Mid-Continent system, the Longview system, and the Eagle North system, collectively consisting of approximately 1,289 miles of pipelines that gather crude oil for our customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by us and others.  Our pipeline gathering and transportation system located in Oklahoma and the Texas Panhandle, which we refer to as the Mid-Continent system, has a combined length of approximately 820 miles.  Our second pipeline gathering and transportation system located in East Texas, which we refer to as the Longview system, consists of approximately 330 miles of tariff-regulated crude oil gathering pipeline.  Our third pipeline transportation system located in Oklahoma, which we refer to as the Eagle North Pipeline System, consists of approximately 139 miles of pipeline.

•
Crude oil trucking and producer field services.  In addition to our pipelines, we use our approximately 157 owned or leased tanker trucks to gather crude oil in Kansas, Oklahoma, Texas, New Mexico and Colorado for our customers at remote wellhead locations generally not connected to pipeline and gathering systems and transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems.  In connection with our gathering services, we also provide a number of producer field services, ranging from gathering condensates from natural gas producers to hauling production waste water to disposal wells.

•
Asphalt Services.  Our 44 asphalt cement terminals are located in 22 states and as such are well positioned to provide asphalt services in the market areas they serve throughout the continental United States.  With our approximately 7.2 million barrels of total asphalt product and residual fuel oil storage capacity, we are able to provide our customers the ability to effectively manage their asphalt product storage and processing and marketing activities.  We currently have storage contracts or leases with third party customers relating to 43 of our 44 asphalt facilities.

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

Distributions to our Unitholders.  We may make distributions to holders of our Preferred Units and common units as well as to our General Partner.  To the extent that substantially all of our cash generated by our operations is used to make such distributions, we expect that we will rely upon external financing sources, including commercial bank borrowings and other debt and equity issuances, to fund our acquisition and expansion capital expenditures, as well as our working capital needs.

Results of Operations

We manage our operations through four operating segments: (i) crude oil terminalling and storage services, (ii) crude oil pipeline services, (iii) crude oil trucking and producer field services, and (iv) asphalt services.

The following table and discussion is a summary of our results of operating for each of the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$39,662	$17,701	$11,067
Related party(1)	3,638	21,258	27,608
Total crude oil terminalling and storage revenues	43,300	38,959	38,675
Crude oil pipeline services revenues:
Third party	12,964	11,740	16,984
Related party(1)	523	1,543	4,807
Total crude oil pipeline services revenues	13,487	13,283	21,791
Crude oil trucking and producer field services revenues:
Third party	36,185	42,437	44,366
Related party(1)	6,090	740	11,561
Total crude oil trucking and producer field services revenues	42,275	43,177	55,927
Asphalt services revenues:
Third party	35,890	57,205	60,201
Related party(1)	21,824	—	113
Total asphalt services revenues	57,714	57,205	60,314
Total revenues	156,776	152,624	176,707

Operating expenses:
Crude oil terminalling and storage	7,525	7,725	8,749
Crude oil pipeline services	11,139	13,079	20,459
Crude oil trucking and producer field services	42,802	43,687	51,170
Asphalt services	34,659	33,164	34,465
Total operating expenses	96,125	97,655	114,843

Gain on settlement transaction	2,585	—	—
Loss contingency, net of insurance recovery	—	7,200	—

General and administrative expenses	28,137	20,454	17,311

Operating income	35,099	27,315	44,553
Other (income) expense
Interest expense	51,399	48,638	32,898
Change in fair value of embedded derivative within convertible debt	—	6,650	(20,224)
Change in fair value of rights offering contingency	—	(4,384)	(1,883)
Income Tax Expense	205	207	287
Net income (loss)	$(16,505)	$(23,796)	$33,475
_______________
(1)
We provide services to SemCorp and Vitol.  For the twelve months ended December 31, 2009, 2010, and 2011, we recognized revenues of $26.5 million, $1.0 million and $0.5 million, respectively, for services provided to SemCorp.  Of these amounts, $26.3 million are classified as related party revenues for the twelve months ended December 31, 2009, while $0.2 million, $1.0 million and $0.5 million are classified as third party revenue for the twelve months ended December 31, 2009, 2010 and 2011, respectively.  For the twelve months ended December 31, 2009, 2010, and 2011, we recognized revenues of $9.4 million, $23.5 million, and $44.1 million, respectively, for services provided to Vitol.  Of these amounts, $8.4 million are classified as third party revenues for the twelve months ended December 31, 2009.  In the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue.  All revenue for services provided to Vitol for the twelve months ended December 31, 2010 and 2011 is classified as related party revenue.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Service revenues. Service revenues, including reimbursement revenues for fuel and power, property tax, and insurance expenses related to the operations of our liquid asphalt facilities of $6.9 million, were $176.7 million for the twelve months ended December 31, 2011 compared to $152.6 million for the twelve months ended December 31, 2010, an increase of $24.1 million, or 16%.

Crude oil terminalling and storage revenues decreased by $0.3 million to $38.7 million for the twelve months ended December 31, 2011 compared to $39.0 million for the twelve months ended December 31, 2010 as a result of renegotiated storage rates as well as the result of our dismantling two 55,000 barrel tanks in 2011.

Our crude oil pipeline services revenue increased by $8.5 million to $21.8 million for the twelve months ended December 31, 2011 compared to $13.3 million for the twelve months ended December 31, 2010 as a result of increased utilization of our pipeline services assets.

Our crude oil trucking and producer field services revenue increased by $12.7 million to $55.9 million for the twelve months ended December 31, 2011 compared to $43.2 million for the twelve months ended December 31, 2010.  This increase is due primarily to incremental revenues of $8.4 million attributed to the producer field services business we acquired in December of 2010.  In addition, higher rates for the majority of our crude oil trucking service contracts became effective August 1, 2011.

Our asphalt services revenue, including reimbursement of fuel and power, property tax and insurance premiums, increased by $3.1 million to $60.3 million for the twelve months ended December 31, 2011 compared to $57.2 million for the twelve months ended December 31, 2010.  This increase is primarily due to several of our customers exceeding throughput thresholds that triggered additional fees during the third quarter.

Operating expenses. Operating expenses include salary and wage expenses and related taxes and depreciation and amortization expenses.  Operating expenses increased by $17.1 million, or 18%, to $114.8 million for the twelve months ended December 31, 2011 compared to $97.7 million for the twelve months ended December 31, 2010.   Crude oil terminalling and storage operating expenses increased by $1.0 million to $8.7 million for the twelve months ended December 31, 2011 compared to $7.7 million for the twelve months ended December 31, 2010.  Our crude oil pipeline services operating expenses increased by $7.4 million to $20.5 million for the twelve months ended December 31, 2011 compared to $13.1 million for the twelve months ended December 31, 2010.  Our crude oil trucking and producer field services operating expenses increased by $7.5 million to $51.2 million for the twelve months ended December 31, 2011 compared to $43.7 million for the twelve months ended December 31, 2010.  Our asphalt operating expenses increased by $1.3 million to $34.5 million for the twelve months ended December 31, 2011 compared to $33.2 million for the twelve months ended December 31, 2010.

Compensation expense increased by $6.4 million to $39.9 million for the twelve months ended December 31, 2011 compared to $33.5 million for the twelve months ended December 31, 2010 due to our transition away from services provided by SemCorp, which required us to establish our own operational management team and directly employ our own personnel.  This transition was completed in the second quarter of 2011.

Repair and maintenance expenses increased by $6.7 million to $15.3 million for the twelve months ended December 31, 2011.   Pipeline repair expense increased by $2.3 million to $3.2 million for the twelve months ended December 31, 2011.  In addition, pipeline leak and related environmental remediation expenses increased by $1.1 million to $1.7 million for the twelve months ended December 31, 2011.  We also had $1.5 million in tank repair expenses for the twelve months ended December 31, 2011 related to a tank inspection program implemented in the first quarter of 2011 in response to new regulation of the asphalt industry.

Furthermore, fuel expenses increased by $3.8 million to $11.4 million for the twelve months ended December 31, 2011.  Partially offsetting operating expenses is the recognition of $3.0 million in gains on the sale of assets during the twelve months ended December 31, 2011.  Operating expenses for the twelve months ended December 31, 2010 include a $0.8 million impairment charge related to an asphalt facility located in Morehead City, North Carolina that we sold in April of 2010.  Operating expenses for the twelve months ended December 31, 2011 include impairment charges of $0.5 million and $0.3 million related to an office building located in St. Louis, Missouri and an office building located in Abilene, Texas, respectively.  As of December 31, 2011, the office building in Abilene, Texas is classified as held for sale, and we subsequently sold this asset in January of 2012.

Loss contingency, net of insurance recovery. The twelve months ended December 31, 2010 includes $7.2 million of expense which is the result of a $20.2 million loss contingency related to the Class-Action Litigation (see “Item 3. Legal Proceedings”) and insurance proceeds of $13.0 million. The Class Action Litigation was settled in October of 2011 for a net expense of $7.2 million to us, all of which was reflected in our results of operations in 2010.

General and administrative expenses.  General and administrative expenses decreased by $3.2 million, or 16%, to $17.3 million for the twelve months ended December 31, 2011 compared to $20.5 million for the twelve months ended December 31, 2010. This decrease is primarily attributable to a $3.9 million decrease in legal, financial advisory and other professional expenses, and was offset by a $1.3 million increase in compensation expense due to an increase in our headcount as we transitioned away from SemCorp and established our operational management team.  In addition, a former member of the Board, Mr. Thomas L. Kivisto, forfeited 150,000 vested but unissued common units in October of 2011 related to phantom units awarded under the Plan in 2007 and 2008, pursuant to a settlement agreement between Mr. Kivisto and the Securities and Exchange Commission. As such, we recognized a gain of $0.8 million for the twelve months ended December 31, 2011 related to the clawback of the awards and the related compensation expense that had been recognized during the vesting period.  The gain is reflected as a reduction of general and administrative expenses for the twelve months ended December 31, 2011.

Interest expense.  Interest expense includes interest on long-term borrowings under our credit facility, payables to related parties and amortization of both debt issuance costs and the convertible debt discount.  Interest expense decreased by $15.7 million to $32.9 million for the twelve months ended December 31, 2011 compared to $48.6 million for the twelve months ended December 31, 2010. Decreases in the weighted average interest rate of our credit facility and the weighted average debt outstanding due to the refinancing of our credit facility in October 2010 resulted in decreased interest expense of $29.4 million for the twelve months ended December 31, 2011, compared to the twelve months ended December 31, 2010.  Also as a result of the refinancing, amortization of our debt issuance costs decreased by $2.4 million for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010.  These decreases were partially offset by an increase in interest expense related to the Convertible Debentures of $3.4 million for the twelve months ended December 31, 2011 as compared to the twelve months ended December 31, 2010, as well as an $11.9 million increase in non-cash interest expense due to the amortization of the associated debt discount for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010.  The twelve months ended December 31, 2010 also include $3.8 million of capitalized interest whereas we did not capitalize any interest in the twelve months ended December 31, 2011.

Other (income) expense.  Other income for the year ended December 31, 2011 included a $20.2 million increase in the fair value of the embedded derivative liability derived from the conversion option in the Convertible Debentures and a decrease of $1.9 million in the fair value of the rights offering contingency.  Other expense for the year ended December 31, 2010 included a $6.7 million decrease in the fair value of the embedded derivative liability derived from the conversion option in the Convertible Debentures, partially offset by a decrease of $4.4 million in the fair value of the rights offering contingency.

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

These increases in expenses were partially offset by decreases in other expenses such as management fees and shared services fees paid to SemCorp, which decreased by $1.4 million for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009.

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

Loss contingency, net of insurance recovery.  The twelve months ended December 31, 2010 included $7.2 million of expense which is the net of a $20.2 million loss contingency related to the pending class-action litigation (see “Item 3. Legal Proceedings”) and an insurance proceeds receivable of $13.0 million.

General and administrative expenses.  General and administrative expenses decreased by $7.6 million, or 27%, to $20.5 million for the twelve months ended December 31, 2010 compared to $28.1 million for the twelve months ended December 31, 2009. This decrease was due to decreased costs related to legal and financial advisors as well as other related costs incurred in 2009 in connection with events related to the SemCorp’s bankruptcy filings, the securities litigation and governmental investigations, and our efforts to enter into contracts with third party customers and pursue other strategic opportunities.

Interest expense.  Interest expense included interest on capital lease obligations, long-term borrowings under our credit facility, payables to related parties and amortization of both debt issuance costs and the convertible debt discount.  Interest expense decreased by $2.8 million to $48.6 million for the twelve months ended December 31, 2010 compared to $51.4 million for the twelve months ended December 31, 2009. The decrease was primarily due to a decrease in the average long-term borrowings outstanding from 2009 to 2010 that resulted in a decrease in interest expense of $4.9 million. In addition, the twelve months ended December 31, 2010 included decreases in interest expense due to capitalized interest of $3.8 million, while the twelve months ended December 31, 2009 had no capitalized interest. Amortization of debt issuance costs decreased $2.0 million as a result of refinancing our credit facility. These decreases were offset by an increase of $4.9 million due to a higher average interest rate incurred on our borrowings for the twelve months ended December 31, 2010, compared to the twelve months ended December 31, 2009.  Also, additional, deferred interest related to our prior credit facility for the twelve months ended December 31, 2010 was $4.6 million compared to $4.4 million for the twelve months ended December 31, 2009.  In addition, the twelve months ended December 31, 2010 includes a $1.4 million gain reflected as a reduction of interest expense related to the refinancing of our debt, representing accrued, unpaid interest waived when the prior credit facility was terminated and was replaced with our current credit agreement.  We also incurred interest expense of $0.9 million on our Convertible Debentures and $0.2 million on our $5.5 million note payable to Vitol in connection with our financing of the completion of the construction of our Eagle North Pipeline System during the twelve months ended December 31, 2010 as opposed to no interest for these items for the twelve months ended December 31, 2009.  For 2010 we recognized $3.2 million in non-cash interest expense due to the amortization of the Convertible Debentures’ discount.

Other Expense.   Other expense for the year ended December 31, 2010 included a $6.7 million decrease in the fair value of the embedded derivative liability derived from the conversion option in the Convertible Debentures, partially offset by a decrease of $4.4 million in the fair value of the rights offering contingency.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of the Partnership’s operations.

Off Balance Sheet Arrangements

We had no off-balance sheet financing arrangements as of December 31, 2011, 2010 and 2009.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash generated from our operations and borrowings under our credit facility have historically been the primary sources of our liquidity.  As of March 9, 2012, we had $217.7 million in outstanding borrowings under our credit facility (consisting of $17.7 million under our revolving credit facility and $200.0 million under our term loan facility) with an aggregate unused credit availability under our revolving credit facility of approximately $77.3 million and cash on hand of approximately $4.6 million.  After giving effect to an amendment in April 2011, our revolving credit facility is limited to $95.0 million

The following table summarizes our sources and uses of cash for the twelve months ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Net cash provided by operating activities	$14.4	$19.9	$37.2
Net cash used in investing activities	(5.9)	(22.2)	(10.6)
Net cash provided by (used in) financing activities	(31.7)	1.6	(30.1)

Operating Activities.     Net cash provided by operating activities increased by $17.3 million for the twelve months ended December 31, 2011 as compared to the twelve months ended December 31, 2010.  The increase in net cash provided by operating activities is primarily due to an increase in net income to $33.5 million for the twelve months ended December 31, 2011 from a net loss of $23.8 million for the twelve months ended December 31, 2010.  The increase in net income was primarily the result of increased utilization of our pipeline assets, higher rates for the majority of our crude oil trucking service contracts beginning in August of 2011, and incremental income attributed to the producer field services business we acquired in December of 2010.  In addition cash provided by operating activities increased due to lower interest expense as a result of the refinancing of our debt in the fourth quarter of 2010.

Net cash provided by operating activities increased by $5.5 million for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009.  The increase in net cash provided by operating activities was primarily the result of changes in working capital.

Investing Activities.     Net cash used in investing activities was $10.6 million for the twelve months ended December 31, 2011 compared to $22.2 million for the twelve months ended December 31, 2010. This decrease is primarily related to decreased acquisition expenditures for the twelve months ended December 31, 2011 and an increase in proceeds from the sale of assets of $5.9 million for the twelve months ended December 31, 2011.  Capital expenditures in 2011 included maintenance capital expenditures of $10.3 million and expansion capital expenditures of $7.7 million.

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

Financing Activities.    Net cash used by financing activities was $30.1 million for the twelve months ended December 31, 2011 as compared to net cash provided by financing activities of $1.6 million for the twelve months ended December 31, 2010.  For the twelve months ended December 31, 2011, we had cash outflows related to net repayments under our credit facility of $21.9 million, the redemption of the Convertible Debentures of $50.0 million, the repurchase of Preferred Units of $21.0 million, and distributions of $11.6 million.  This was offset by proceeds from equity issuances of $77.0 million.

Net cash provided by financing activities was $1.6 million for the twelve months ended December 31, 2010 as compared to net cash used by financing activities of $31.7 million for the twelve months ended December 31, 2009.  In October 2010, we refinanced our debt and repaid all then-outstanding balances under our prior credit facility of $426.5 million, replacing that financing with borrowings under our new credit facility of $243.9 million, $142.9 million in proceeds from the issuance of Preferred Units and proceeds of $49.4 million from the issuance of the Convertible Debentures.  We also received proceeds of $5.5 million under a contract with Vitol to complete the construction of our Eagle North Pipeline System.  The remaining financing activity primarily related to debt issuance costs.

Our Liquidity and Capital Resources

Cash flow from our operations and our credit facility are our primary sources of liquidity.  At December 31, 2011, we had a working capital deficit of $2.2 million.  This is primarily a function of our approach to cash management.  At December 31, 2011, we had approximately $76.3 million of availability under our revolving credit facility.  As of March 9, 2012, we had an aggregate unused credit availability under our revolving credit facility of approximately $77.3 million and cash on hand of approximately $4.6 million.

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

Description of Credit Facility.  On October 25, 2010, we entered into a new credit agreement, which we refer to as our credit agreement.  Our credit agreement includes a $200.0 million term loan facility and, after giving effect to an April 5, 2011 amendment, a $95.0 million revolving credit facility.  Vitol is a lender under our credit agreement and has committed to loan us $15.0 million pursuant to such agreement.  The entire amount of the term loan and approximately $43.9 million of the revolver was drawn on October 25, 2010 in connection with repaying all existing indebtedness under our prior credit agreement.  The proceeds of loans made under our credit agreement may be used for working capital and other general corporate purposes.

Our credit agreement is guaranteed by all of our existing subsidiaries. Obligations under our credit agreement are secured by first priority liens on substantially all of our assets and those of the guarantors, including all material pipeline, gathering and processing assets, all material storage tanks and asphalt facilities, all material working capital assets and a pledge of all of our equity interests in our subsidiaries.

Our credit agreement includes procedures for adding financial institutions as revolving lenders or for increasing the revolving commitment of any currently committed revolving lender subject to an aggregate maximum of $200.0 million for all revolving loan commitments under our credit agreement.

The credit agreement will mature on October 25, 2014, and all amounts outstanding under our credit agreement shall become due and payable on such date.  We may prepay all loans under our credit agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. Our credit agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, casualty events and debt incurrences, and, in certain circumstances, with a portion of our excess cash flow (as defined in the credit agreement).  These mandatory prepayments will be applied to the term loan under our credit agreement until it is repaid in full, then applied to reduce commitments under the revolving loan facility.

Through May 15, 2011, borrowings under our credit agreement bore interest, at our option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After approximately May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in the credit agreement).  We pay a per annum fee on all letters of credit issued under our credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and we pay a commitment fee of 0.50% per annum on the unused availability under our credit agreement.  Our credit agreement does not have a floor for the ABR or the eurodollar rate.  In connection with entering into our credit agreement, we paid certain upfront fees to the lenders thereunder, and we paid certain arrangement and other fees to the arranger and administrative agent of our credit agreement.  Vitol received its pro rata portion of such fees as a lender under our credit agreement. During the three months ended December 31, 2011, our weighted average interest rate under our credit agreement was 4.7% and our total weighted average interest rate, including interest under the Convertible Debentures and the Vitol Throughput Capacity Agreement, was 9.0%, resulting in interest expense of approximately $5.7 million.

The credit agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.

The maximum permitted consolidated total leverage ratio is as follows:

•	4.75 to 1.00 for the fiscal quarter ending December 31, 2011; and

•	4.50 to 1.00 for the fiscal quarter ending March 31, 2012 and each fiscal quarter thereafter.

The minimum permitted consolidated interest coverage ratio (as defined in the credit agreement) is 3.00 to 1.00.

In addition, our credit agreement contains various covenants that, among other restrictions, limit our ability to:

•	create, issue, incur or assume indebtedness;

•	create, incur or assume liens;

•	engage in mergers or acquisitions;

•	sell, transfer, assign or convey assets;

•	repurchase our partnership's equity, make distributions to unitholder and make certain other restricted payments;

•	make investments;

•	modify the terms of the Convertible Debentures and certain other indebtedness, or prepay certain indebtedness;
:

•	engage in transactions with affiliates;

•	enter into certain hedging contracts;

•	enter into certain burdensome agreements;

•	change the nature of our business;

•	enter into operating leases; and

•	make certain amendments to the Amended Partnership Agreement.

At December 31, 2011, our leverage ratio was 3.19 and the interest coverage ratio was 5.80.  We were in compliance with all covenants of our credit agreement as of December 31, 2011.

The credit agreement permits us to make quarterly distributions of available cash (as defined in our partnership Agreement) to unitholders so long as:  (i) no default or event of default exists under our credit agreement, (ii) we have, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) our consolidated total leverage ratio, on a pro forma basis, would not be greater than (y) 4.25 to 1.00 for the fiscal quarter ending December 31, 2011, or (z) 4.00 to 1.00 for any fiscal quarter ending on or after March 31, 2012.  We are currently allowed to make distributions to our unitholders in accordance with these covenants; however, we will only make distributions to the extent we have sufficient cash from operations after establishment of cash reserves as determined by our General Partner in accordance with our cash distribution policy, including the establishment of any reserves for the proper conduct of our business.

Each of the following is an event of default under the credit agreement:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to meet the quarterly financial covenants;

•	failure to observe any other agreement, obligation or covenant in the credit agreement or any related loan document, subject to cure periods for certain failures;

•	the failure of any representation or warranty to be materially true and correct when made;

•	our, or any of our subsidiaries', default under other indebtedness that exceeds a threshold amount;

•	judgments against us or any of our subsidiaries, in excess of a threshold amount;

•	certain ERISA events involving us or any of our subsidiaries, in excess of a threshold amount;

•	bankruptcy or other insolvency events involving us or any of our subsidiaries; and

•	a change in control (as defined in our credit agreement).

If an event of default relating to bankruptcy or other insolvency events occurs, all indebtedness under our credit agreement will immediately become due and payable.  If any other event of default exists under our credit agreement, the lenders may accelerate the maturity of the obligations outstanding under our credit agreement and exercise other rights and remedies.  In addition, if any event of default exists under our credit agreement, the lenders may commence foreclosure or other actions against the collateral.

If any default occurs under our credit agreement, or if we are unable to make any of the representations and warranties in the credit agreement, we will be unable to borrow funds or have letters of credit issued under the credit agreement.

It will constitute a change of control under our credit agreement if either Vitol or Charlesbank ceases to own, directly or indirectly, exactly 50% of the membership interests of our General Partner or if our General Partner ceases to be controlled by both Vitol and Charlesbank.

Contractual Obligations.  A summary of our contractual cash obligations over the next several fiscal years, as of December 31, 2011, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$247.4	$10.4	$237.0	$—	$—
Operating lease obligations	14.1	5.0	6.3	1.9	0.9
Related party Throughput Capacity Agreement(2)	5.1	2.1	3.0	—	—
Non-compete agreement(3)	0.2	0.1	0.1	—	—
Employee contract obligations(4)	0.2	0.1	0.1	—	—
_______________
(1)
Represents required future principal repayments of borrowings of $218.0 million and variable rate interest payments of $29.4 million.  At December 31, 2011, our borrowings had a weighted average interest rate of 4.60%.  These amounts and interest rates were used to calculate future interest payments.  All amounts outstanding under the credit facility mature in October 2014.

(2)	Represents required future repayments of the Vitol prepaid fee related to the Throughput Capacity Agreement of $4.3 million and interest of $0.8 million. This agreement matures at December 31, 2014.
(3)	Represents required future repayments under a non-compete agreement related to our acquisition of certain field services assets.
(4)	Represents required future repayments to certain employees for long-term incentive rewards forfeited upon leaving their former employer.

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

Asset Group	Estimated Useful Lives (Years)
Land improvements	10-20
Pipelines and facilities	5-30
Storage and terminal facilities	10-35
Transportation equipment, injection stations	3-10
Office property and equipment and other	3-30

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

 In September 2011, the FASB issued ASU 2011-08, “Testing for Goodwill Impairment,” which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these assessments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Partnership adopted this guidance in its December 31, 2011 annual impairment test, and the impact was not material.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk due to variable interest rates under our credit facility.

As of March 9, 2012 we had $217.7 million outstanding under our credit facility that was subject to a variable interest rate.  Until approximately May 15, 2011, borrowings under our credit agreement bore interest, at our option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After approximately May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in the credit agreement).

During the twelve months ended December 31, 2011, the weighted average interest rate incurred by us was 11.6% resulting in interest expense of approximately $32.9 million.  The weighted average interest rate incurred by us in 2011 was impacted by interest on the Convertible Debentures and amortization of the related debt discount.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on borrowings as of December 31, 2011, an increase or decrease of 100 basis points in the interest rate will result in a change in annual interest expense of approximately $2.2 million.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm PricewaterhouseCoopers LLP, are set forth on pages F-1 through F-37 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of December 31, 2011, were effective.

Management’s Report on Internal Control Over Financial Reporting.  Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing on page F-2.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On March 7, 2012, the compensation committee of the Board awarded (i) discretionary bonus awards relating to our results of operations in 2011 as follows: $175,000, $135,000, $125,000 and $110,000 for each of Messrs. Cockrell, Stallings, Parsons and Speer, respectively, and (ii) phantom unit awards relating to our results of operations in 2011 as follows: 40,000 units, 20,000 units and 20,000 units to Messrs. Cockrell, Stallings and Speer, respectively. The phantom units were granted pursuant to the form of the phantom unit agreement filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ending December 31, 2010. For more information regarding these awards, please see “Executive Compensation—Compensation Discussion and Analysis—2011 Incentive Compensation.”

On March 9, 2012, Mr. Parsons’ employment with the General Partner was ended. Pursuant to his employment agreement, he will receive a lump sum payment of $250,000, which is equal to twelve months base salary, as well as certain other benefits. For more information regarding his employment agreement, please see “Executive Compensation—Compensation Discussion and Analysis—Employment Agreements—Employment Agreement of Messrs. Stallings and Parsons.”

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

The following table shows information regarding the current directors and executive officers of our General Partner.

Name	Age	Position with Blueknight Energy Partners G.P., L.L.C.
James C. Dyer, IV	64	Chief Executive Officer and Director(1)
J. Michael Cockrell	65	President and Chief Operating Officer
Alex G. Stallings	44	Chief Financial Officer and Secretary
James R. Griffin	34	Chief Accounting Officer
Jerry A. Parsons	59	Executive Vice President—Products(2)
Jeffery A. Speer	45	Senior Vice President—Operations
Michael Prince	44	Vice President – Business Development Pipeline Marketing
Larry Hatley	62	Vice President – Transportation Marketing and Operations
Duke R. Ligon	70	Director, Chairman of the Board and Audit Committee
Steven M. Bradshaw	63	Director, Chairman of the Conflicts Committee
John A. Shapiro	60	Director, Chairman of the Compensation Committee
Miguel A. (“Mike”) Loya	56	Director
Michael R. Eisenson	56	Director
Jon M. Biotti	43	Director
 _______________
(1)
On January 6, 2012, Mr. Dyer informed the Board of his intended retirement, which will be effective upon the Board appointing a new CEO.  Mr. Dyer will continue to serve on the Board of Directors of the Partnership’s General Partner.

(2)	Mr. Parsons' employment with the Partnership's General Partner ended effective March 9, 2012.

Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified.  Officers serve at the discretion of the Board.  There are no family relationships among any of our directors or executive officers.

James C. Dyer, IV has served as Chief Executive Officer of our General Partner since December 2009 and as a director of our General Partner since November 2009 and was appointed such positions in connection with his affiliation with Vitol, which, together with Charlesbank, controls our General Partner.  He has served as a director and Vice President, Projects and Business Development, of Vitol, Inc. since 2005. Mr. Dyer also serves as Director, President and Chief Executive Officer of Blueknight Energy Holding, Inc. and as a Director and Vice President of each of Euromin, Inc., Coastal Caverns, Inc. and Vitol Midstream LLC.  Mr. Dyer also is a director of Vitol Aviation Company and Teilinger USA, Inc.  Mr. Dyer first joined Vitol in 1990, where he was responsible for structured financing and project development. From 2001 to 2003, Mr. Dyer served as Corporate Senior Vice President for El Paso Merchant Petroleum, and from 1998 to 2001 he served as an officer in various capacities at Engage Energy US, L.P., a natural gas and electric power marketing joint venture between the Coastal Corporation and Westcoast Energy (Canada). From 1996 to 1998, he was President and CEO of Euromin, Inc., a Vitol subsidiary engaged in trading aluminum and other nonferrous metals. Prior to that time, he was Chief Economist for Texas Commerce Bank. Mr. Dyer is a Chartered Financial Analyst and a Financial Analysts Federation, Fellow and holds degrees in accounting and economics.  Mr. Dyer was selected to serve as a director on the Board due to his affiliation with Vitol, his knowledge of the energy industry and his financial and business expertise.  On January 6, 2012, Mr. Dyer informed the Board of his intended retirement, which will be effective upon the Board appointing a new CEO.  Mr. Dyer will continue to serve on the Board of Directors of the Partnership’s general partner.

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

Jerry A. Parsons served as Executive Vice President— Products of our General Partner from October 2010 until March 2012.  Mr. Parsons served as Executive Vice President—Asphalt Operations of our General Partner from February 2008 to October 2010.  Mr. Parsons served as President of SemMaterials, L.P. from July 2008 to March 2009, as Vice President, Corporate Development – North America of SemCorp from October 2007 to July 2008 and as Vice President, Business Development of SemCorp from June 2005 to October 2007.  Before joining SemCorp in June 2005, Mr. Parsons served as Vice President, Business Development for Koch Materials, Inc. (a subsidiary of Koch Industries, Inc.), where he oversaw the development of business operations supplying asphalt cement and related products to the road construction and roofing industries. Mr. Parsons joined Koch Industries, Inc. in 1974 and has over 35 years of experience in a variety of energy related businesses, including asphalt, refining, trading, crude oil and transportation.

Jeffery A. Speer has served as Senior Vice President—Operations of our General Partner since February 2010.  Previously, Mr. Speer had served as the Vice President of Operations for one of our subsidiaries since June 2009.  He served as Vice President of Operations for SemCorp’s asphalt and emulsion business from June 2005 to June 2009.  Prior to joining SemCorp, Mr. Speer served as Vice President of Operations for Koch Industries, Inc. and had operational responsibility for Koch’s crude oil and pipeline divisions in Oklahoma, Texas and Canada as well as Koch’s agricultural and asphalt and emulsion businesses.  Mr. Speer has approximately twenty years experience in the energy industry and holds a Bachelor’s degree in mechanical engineering from Kansas State University.

Michael S. Prince has served as Vice President - Business Development Pipeline Marketing of our General Partner since December 2009. Mr. Prince served as a Director of Business Development for Teppco Partners LP (and subsequently for Enterprise Products Partners LP after its merger with Teppco in 2009) from 2006 until joining our General Partner. Mr. Prince holds a Bachelor’s degree in finance and an MBA from Oklahoma State University.

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

Steven M. Bradshaw has served as a director of our General Partner since November 2009.  He has over 30 years of experience in the global logistics and transportation industry and currently serves as the Managing Director at Global Logistics Solutions. From 2005 to 2009, Mr. Bradshaw served as Vice President - Administration of Premium Drilling, Inc., an offshore drilling contractor that provides jack-up drilling services to the oil and gas industry in the United States and internationally. Previously, he served as Executive Vice President of Skaugen PetroTrans, Inc. from 2001 to 2003 and as President, Refined Products Division at Kirby Corporation, from 1992 to 1996. Mr. Bradshaw also served as an officer in the United States Navy and holds an MBA from Harvard University and a Bachelor’s degree in mathematics from the University of Missouri-Columbia.  Mr. Bradshaw serves on the Board of Directors of Premium Drilling (Cayman) Ltd., a private company.  Mr. Bradshaw was selected to serve as a director on the Board due to his business judgment and extensive industry knowledge and experience.

John A. Shapiro has served as a director of our General Partner since November 2009.  Mr. Shapiro retired as an officer at Morgan Stanley & Co. where he had served for more than 24 years in various capacities, most recently as Global Head of Commodities. While an officer at Morgan Stanley, Mr. Shapiro participated in the successful acquisitions of TransMontaigne Inc. and Heidmar Inc. and served as a member of the board of directors of both companies. Prior to joining Morgan Stanley & Co., Mr. Shapiro worked for Conoco, Inc. and New England Merchants National Bank. Mr. Shapiro has been a lecturer at Princeton University, Harvard University School of Government, HEC Business School (Paris, France) and Oxford University Energy Program (Oxford, UK). In addition, he serves on the board of directors of Blue Wolf Magnolia Holdings, Citymeals-on-Wheels and Lincoln Rise Association and holds an MBA from Harvard University and a Bachelor’s degree in economics from Princeton University.  Mr. Shapiro was selected to serve as a director on the Board due to his valuable financial expertise and extensive industry experience developed through his work at Morgan Stanley & Co. and by serving as a director of other energy companies.

Miguel A. (“Mike”) Loya has served as a director of our General Partner since November 2009 and was appointed to the Board in connection with his affiliation with Vitol, which, together with Charlesbank, controls our General Partner.  Mr. Loya has served as a director of Vitol since 1996 and as the President of Vitol, Inc. since 1999. As such, he is Vitol’s senior shareholder responsible for the management of the Vitol Group’s trading activities, companies and assets in North and South America. Previously, Mr. Loya has enjoyed positions with Transworld Oil U.S.A., Inc., Tenneco Inc. and Exxon Mobil Corporation. He currently serves on the board of OTC Global Holdings Co., Yes Prep Public Schools and Pilot Travel Centers LLC. Mr. Loya holds an MBA from Harvard University and a Bachelor’s degree in mechanical engineering from the University of Texas at El Paso.  Mr. Loya was selected to serve as a director on the Board due to his affiliation with Vitol, his knowledge of the energy industry and his financial and business expertise.

Michael R. Eisenson has served as a director of our General Partner since November 2010 and was appointed to the Board in connection with his affiliation with Charlesbank, which, together with Vitol, controls our General Partner.  Mr. Eisenson is a Managing Director and Chief Executive Officer of Charlesbank, which is a Boston-based private equity firm. Prior to co-founding Charlesbank in 1998, Mr. Eisenson was the President of Harvard Private Capital Group. He began his tenure at Harvard Management Company in 1986 as Managing Director. Before joining Harvard Management Company, Mr. Eisenson was with The Boston Consulting Group, a corporate strategy consulting firm. Mr. Eisenson serves on the board of directors of CIFC Corp., Montpelier Re, Penske Auto Group, DEI Holdings, Inc., Stone Castle Partners and several privately held Charlesbank portfolio companies.  Mr. Eisenson was also a board member of Regency Gas Services, representing Charlesbank which was Regency's founding equity investor. He is a graduate of Williams College, with a Bachelor’s degree in economics, and holds an MBA and a Juris Doctorate degree from Yale University.  Mr. Eisenson was selected to serve as a director on the Board due to his affiliation with Charlesbank, his knowledge of the energy industry and his financial and business expertise.

Jon M. Biotti has served as a director of our General Partner since November 2010 and was appointed to the Board in connection with his affiliation with Charlesbank, which, together with Vitol, controls our General Partner.  Mr. Biotti is a Managing Director of Charlesbank, which he joined in 1998 after graduating from Harvard Business School where he was an entrepreneurial studies fellow. Mr. Biotti also worked as a banking associate at Brown Brothers Harriman & Co. Mr. Biotti serves on the board of directors of several privately held Charlesbank portfolio companies. Mr. Biotti was also a board member of Regency Gas Services, representing Charlesbank which was Regency's founding equity investor. Educated at Harvard, Mr. Biotti received a Bachelor’s degree in government and sociology, an MBA and an MA in public administration. Mr. Biotti was selected to serve as a director on the Board due to his affiliation with Charlesbank, his knowledge of the energy industry and his financial and business expertise.

Independence of Directors

During the first part of 2009, we were listed on Nasdaq, and we were relisted on the Nasdaq Global Market effective May 16, 2011.  Our General Partner currently has seven directors, three of whom (Messrs. Bradshaw, Ligon and Shapiro) are “independent” as defined under the independence standards established by Nasdaq.  Nasdaq’s independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.  Nasdaq does not require a listed limited partnership like us to have a majority of independent directors on the Board of our General Partner or to establish a nominating committee.

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

For information regarding our audit committee financial expert, see “— Independence of Directors.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, except as set forth below, we believe that no directors, officers, beneficial owners of more than 10% of any class of the Partnership’s securities or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2011.  Due to administrative errors, Forms 4 were filed late on February 29, 2012 on behalf of Jon Biotti and Michael R. Eisenson regarding sales of Preferred Units to the Partnership on November 9, 2011, and on March 9, 2012 on behalf of John A. Shapiro regarding his exercise of subscription rights for Preferred Units on November 11, 2011.

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

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during 2011, each person who served as the Principal Financial Officer (“PFO”) during 2011 and the three most highly compensated executive officers other than the PEO and PFO serving at December 31, 2011 are referred to as the Named Executive Officers (“NEOs”).  The NEOs include the following:

•	James C. Dyer, IV, Chief Executive Officer;

•	J. Michael Cockrell, President and Chief Operating Officer;

•	Alex G. Stallings, Chief Financial Officer and Secretary

•	Jerry A. Parsons, Executive Vice President – Products; and

•	Jeffery A. Speer, Senior Vice President – Operations.

As is the case with many publicly traded partnerships, we did not historically directly employ any persons responsible for managing or operating us or for providing services relating to day-to-day business affairs.  Our General Partner manages our operations and activities, and its Board and officers make decisions on our behalf.  With the exception of Mr. Dyer, as described below, the compensation for the NEOs for services rendered to us is determined by the compensation committee of our General Partner.  Mr. Parsons' employment with our General Partner was ended effective March 9, 2012.

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

Compensation Methodology.    The compensation committee of the Board of our General Partner seeks to provide a total compensation package designed to drive performance and reward contributions in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies required by us.  Our compensation committee annually examines the compensation practices of certain of our peer companies, which includes Buckeye Partners, L.P., Copano Energy, L.L.C., Crosstex Energy, L.P., Enbridge Energy Partners, L.P., Enterprise Products Partners L.P., Genesis Energy, L.P., Holly Energy Partners, L.P., Magellan Midstream Partners, L.P., NuStar Energy L.P., ONEOK Partners, L.P., Regency Energy Partners LP, Sunoco Logistics Partners L.P. and Targa Resources Partners LP.  The compensation committee may review and, in certain cases, participate in, various relevant compensation surveys and consult with compensation consultants with respect to determining compensation for the NEOs.

Elements of Compensation.    Historically, the primary elements of our General Partner’s compensation program were a combination of annual cash and long-term equity-based compensation, and the principal elements of compensation for the NEOs were the following:

•	base salary;

•	discretionary bonus awards;

•	long-term incentive plan awards; and

•	other benefits.

The compensation committee reviews and makes recommendations regarding the mix of compensation, both among short and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the compensated named executive officers. We believe that the mix of base salary, discretionary bonus awards, awards under the long-term incentive plan and other benefits fit our overall compensation objectives. We believe this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies that we require.

Base Salary.  Historically, our General Partner’s compensation committee established base salaries for the compensated NEOs based on various factors including the amounts it considered necessary to attract and retain the highest quality executives, the responsibilities of the NEOs and market data including publicly available market data for the peer companies listed above as reported in their filings with the SEC.  Prior to the settlement of certain items with SemCorp in its bankruptcy proceedings in 2009, the base salaries of the NEOs that were executive officers at the time were allocated to us by our General Partner as general and administrative expenses and were included in the annual administrative fee that we paid to our General Partner and SemCorp pursuant to an omnibus agreement with SemCorp, which provided for the provision of certain general and administrative functions.

Each of the compensated NEOs other than Mr. Speer has entered into employment agreements with a subsidiary of our General Partner. The employment agreements for our compensated NEOs provide for an annual base salary of $282,000, $300,000 and $250,000 for Messrs. Cockrell, Stallings and Parsons, respectively, and in 2011, Mr. Speer's base salary was $208,000.  These base salary amounts were originally determined based upon the scope of each executive’s responsibilities that were commensurate with such executive’s position as well as the added responsibilities the executives have that were typical of executives in publicly traded partnerships, taking into account competitive market compensation paid by similar companies for comparable positions.  In addition, the base salary amounts payable to Messrs. Cockrell, Parsons and Speer were determined, in part, by the base salary amount and other benefits each such individual received prior to joining our General Partner’s management team.  In March 2009, Mr. Stallings’ annual base salary was increased from $275,000 to $300,000 in connection with his appointment as the Chief Financial Officer and Secretary of our General Partner.  In March 2012, our General Partner’s compensation committee decided to leave base salaries unchanged for the compensated NEOs except for that of Mr. Speer, which increased from $208,000 to $210,000.

Discretionary Bonus Awards.    Our General Partner’s compensation committee may also award discretionary bonus awards to the compensated NEOs. Our General Partner may use discretionary bonus awards for achieving financial and operational goals and for achieving individual performance objectives.

On July 1, 2009, the compensation committee adopted the 2009 Cash Bonus Plan.  This plan provided for incentive payments to certain of our NEOs based upon the overall financial performance measured by EBITDA of our asphalt and/or crude oil operations.  In addition, the compensation committee may make discretionary incentive payments based upon the performance of such NEO.  We made payments to Messrs. Stallings and Parsons of $375,000 and $300,000, respectively, under the 2009 Cash Bonus Plan ($75,000 and $50,000, respectively, of which was paid in 2010).  Messrs. Cockrell and Speer were not part of our General Partner’s management team at the time of the adoption of the 2009 Cash Bonus Plan.

During March 2011, the compensation committee awarded discretionary bonuses of $175,000, $125,000, $150,000 and $100,000 to each of Messrs. Cockrell, Stallings, Parsons and Speer, respectively, relating to our results of operations in 2010.  Please see “—2010 Incentive Compensation” for a discussion of these discretionary bonuses.  During March 2012, the compensation committee awarded discretionary bonuses of $175,000, $135,000, $125,000 and $110,000 to each of Messrs. Cockrell, Stallings, Parsons and Speer, respectively, relating to our results of operations in 2011.  Please see “—2011 Incentive Compensation” for a discussion of these discretionary bonuses.

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

Our General Partner’s compensation committee did not make any awards to our NEOs under the Long-Term Incentive Plan during 2009 or 2010.  During March 2011, the compensation committee made awards of phantom units to our compensated NEO’s of 30,000 units, 15,000 units, 10,000 units and 15,000 units to Messrs. Cockrell, Stallings, Parsons and Speer, respectively, relating to our results of operations in 2010.  The awards vest on January 1, 2014.  Mr. Parsons' employment with our General Partner was ended on March 9, 2012, and, accordingly, his phantom units vested at such time.  During March 2012, the compensation committee made awards of phantom units to our compensated NEO’s of 40,000 units, 20,000 units and 20,000 units to Messrs. Cockrell, Stallings and Speer, respectively, relating to our results of operations in 2011.  The awards vest on January 1, 2015.  These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “—2011 Incentive Compensation” for a discussion of these awards.

Other Benefits.    The employment agreements entered into by each of the compensated NEOs other than Mr. Speer with our General Partner provide that such NEO is eligible to participate in any employee benefit plans maintained by our General Partner. During 2009, 2010 and 2011, our General Partner maintained an employee health insurance plan and an Exec-U-Care plan under which our officers were reimbursed for certain co-pays and deductibles for medical expenses in addition to the Long-Term Incentive Plan and the 2009 cash Bonus Plan described above. In addition, the employment agreements provide that each compensated NEO is entitled to reimbursement for out-of-pocket expenses incurred while performing his duties under the employment agreement.

In addition, we currently provide country club memberships, car allowances and reimbursement of certain deductibles and co-payments for medical expenses to our compensated NEOs.

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

During March 2011, our General Partner’s chief executive officer proposed to the compensation committee that each compensated NEO receive (i) a discretionary bonus award relating to our results of operations in 2010 as follows: $175,000, $125,000, $150,000 and $100,000 for Messrs. Cockrell, Stallings, Parsons and Speer, respectively, and (ii) awards of phantom units relating to our results of operations for 2010 as follows: 20,000 units, 15,000 units, 10,000 units, and 15,000 units to Messrs. Cockrell, Stallings, Prince, and Hatley, respectively.  The compensation committee agreed with these recommendations and on March 11, 2011 made discretionary bonus awards and phantom unit grants in accordance with such recommendations.  The discretionary bonus awards were paid during March 2011.  The compensation committee considered the items of emphasis for our NEOs outlined in the prior paragraph as well as the performance of the individual compensated NEO in determining to make such awards.

In addition, during 2010, Mr. Cockrell received payments upon the Charlesbank Change of Control.  Please see  “—Potential Payments Upon Change of Control or Termination” below for a discussion of these payment amounts.

 2011 Incentive Compensation.  Due to continued uncertainty in our business and uncertainty arising out of our ability to complete the transactions contemplated by the Global Transaction Agreement and conclude certain litigation, the compensation committee did not adopt a specific plan for 2011 or set targets for 2011 compensation.  Instead, the compensation committee and the Board set aside certain amounts in the 2011 budget that could be used for discretionary bonuses if the compensation committee determined to award such bonuses after a review of our partnership’s performance during 2011.  Management proposed an EBITDA target of $68.1 million for awards to be made.  However, the compensation committee never formally adopted this amount as a specific target as it wanted to keep full discretion of whether to award any bonuses related to performance during 2011.

During March 2012, our General Partner’s chief executive officer proposed to the compensation committee that each compensated NEO receive (i) a discretionary bonus award relating to our results of operations in 2011 as follows: $175,000, $135,000, $125,000 and $110,000 for Messrs. Cockrell, Stallings, Parsons and Speer, respectively, and (ii) awards of phantom units relating to our results of operations for 2011 as follows: 40,000 units, 20,000 units and 20,00 units to Messrs. Cockrell, Stallings, and Speer, respectively.  The compensation committee agreed with these recommendations and on March 7, 2012 made discretionary bonus awards and phantom unit grants in accordance with such recommendations.  It is expected that the discretionary bonus awards will be paid during March 2012.  The compensation committee considered the items of emphasis for our NEOs outlined in the prior paragraph as well as the performance of the individual compensated NEO in determining to make such awards.

Compensation Mix.    Our General Partner’s compensation committee determines the mix of compensation, both among short and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the compensated NEOs. As indicated above, the compensation committee is currently reviewing its compensation methodology for our compensated NEOs, including evaluating the mix of base salary, bonus awards, awards under the Long-Term Incentive Plan and the other benefits that are available to the compensated NEOs to ensure that such mix fits the overall compensation objectives of our General Partner and us taking into account the changes to and rebuilding of our business as a result of SemCorp’s bankruptcy filings, the Vitol Change of Control, the Charlesbank Change of Control and related events.

Role of Executive Officers in Executive Compensation.    Our General Partner’s compensation committee determines the compensation of the compensated NEOs.  Our General Partner’s chief executive officer, Mr. Dyer, is assisting the compensation committee in reviewing its compensation methodology. Mr. Dyer also made recommendations to the compensation committee for the awards of phantom units and discretionary bonuses to be paid to our compensated NEOs relating to our results of operations in 2010 and 2011. In addition, the employment agreements entered into by Messrs. Stallings and Parsons were originally approved by the management committee of SemCorp’s general partner pursuant to its limited liability company agreement.

Employment Agreements.     As indicated above, each of the compensated NEOs except Mr. Speer has entered into an employment agreement with our General Partner. All of these agreements, other than Mr. Cockrell’s agreement, are substantially similar except for the term of the agreements, the base salary under such agreements and the deferred payments that are payable to the respective compensated NEO.  Mr. Cockrell’s employment agreement is described separately below.

Employment Agreement of Messrs. Stallings and Parsons.  The employment agreement entered into by each of Messrs. Stallings and Parsons has a term of two years that will automatically be extended for one year periods unless either party gives 90 days advance notice.  This employment agreement provides for the initial annual base salary described above. As described above, Mr. Stallings’ base salary was increased in March 2009 in connection with the realignment of our executive officers.  In addition, each of the compensated NEOs is eligible for discretionary bonus awards and long-term incentives which may be made from time to time in the sole discretion of the Board.  The employment agreements also provide that Messrs. Stallings and Parsons are eligible to participate in any employee benefit plans maintained by our General Partner and are entitled to reimbursement for certain out-of-pocket expenses.

Pursuant to the employment agreements, each of Messrs. Stallings and Parsons has agreed not to disclose any confidential information obtained by him while employed under the agreement. In addition, each employment agreement contains payment obligations that may be triggered by a termination after a change of control as defined therein.  See “— Potential Payments Upon Change of Control or Termination.”

Under the employment agreement entered into with Messrs. Stallings and Parsons, our General Partner may be required to pay certain amounts upon a change of control of us or our General Partner or upon the termination of the executive officer in certain circumstances. Except in the event of termination for Cause, termination by the NEO other than for Good Reason, or termination after the expiration of the term of the employment agreement, the employment agreements provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to twelve months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.  Mr. Parsons' employment with our General Partner was ended effective March 9, 2012.  Accordingly, Mr. Parsons is entitled to a lump sum payment of $250,000, which is equal to twelve months of his base salary and automatic vesting of 10,000 phantom units he was granted in March 2011 pursuant to our General Partner's Long-Term Incentive Plan.

The employment agreements also provide that if within one year after a change of control occurs, the NEO is terminated by our General Partner without Cause or such individual terminates the agreement for Good Reason, he will be entitled to payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to 24 months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.

For purposes of the employment agreements with Messrs. Stallings and Parsons:

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

Potential Payments Upon Change of Control or Termination.

Employment Agreements.  Each of the employment agreements with our compensated NEOs contain provisions that could result in the payment of amounts to such individuals upon a termination or change of control (as defined in such employment agreements).  Mr. Parsons' employment was ended effective March 9, 2012.  Payments to him in connection with the end of his employment with our General Partner are discussed above.

As described above, under Mr. Stallings’ employment agreement, he is entitled to certain payments if the employment agreement is terminated in certain circumstances as described above.  Upon such an event, Mr. Stallings would be entitled to a lump sum payment of $300,000 in addition to continued participation in our General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  In addition, as described above, under Mr. Stallings’ employment agreement, if within one year after a Change of Control (as defined above) occurs his employment is terminated by our General Partner without Cause or he terminates the agreement for Good Reason, he will be entitled to certain payments as described above.  Upon such an event, Mr. Stallings would be entitled to a lump sum payment of $600,000 in addition to continued participation in our General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  The Manchester Change of Control, Vitol Change of Control and the Charlesbank Change of Control each resulted in a change of control under Messrs. Stallings’ and Parsons’ employment agreements.

As described above, pursuant to the employment agreement of Mr. Cockrell, he was entitled to certain deferred payments totaling $2,080,377.   These deferred payments were subject to acceleration upon, among other items, a Change of Control (as defined above).   These deferred payment amounts accelerated upon the Charlesbank Change of Control, resulting in the full amount of such deferred payments being paid to Mr. Cockrell in 2010.  In addition, as described above, except in the event of termination for Cause, termination by such officer other than for Good Reason, termination after the expiration of the term of such officer’s employment agreement or termination due to death or disability, each employment agreement provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to his base salary for the lesser of (i) two years or (ii) the remainder of the employment term, and continued participation in our General Partner’s welfare benefit programs for the same period of time. Based upon his current base salary amount, the maximum amount of the lump sum severance payment would be $564,000 for Mr. Cockrell, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  Upon termination of his employment due to death or disability, the officer and/or his dependents would be entitled to the benefits continuation described above, his unpaid base salary and accelerated payment of the deferred payment amounts described above.

LTIP Awards.  The restricted and phantom units granted under the Long-Term Incentive Plan will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our General Partner, subject to any contrary provisions in the award agreement.

Charlesbank Change of Control

As described above, the Charlesbank Change of Control resulted in a change of control under the employment agreements of Messrs. Cockrell, Stallings, and Parsons and Parsons.  Messrs. Cockrell, Stallings and Parsons were not entitled to these benefits as they were not terminated by our General Partner without Cause nor did they terminate their agreements for Good Reason during the one-year period following the Charlesbank Change in Control.

Vitol Change of Control

The Vitol Change of Control also resulted in a change of control under the employment agreements of Messrs. Stallings and Parsons.  Messrs. Stallings and Parsons were not entitled to these benefits as they were not terminated by our General Partner without Cause nor did they terminate their agreements for Good Reason during the one-year period following the Vitol Change in Control.

In addition, the Vitol Change of Control constituted a change of control under the 2009 Cash Bonus Plan.  As such, awards under the 2009 Cash Bonus Plan were determined on a pro-rata basis as of the date of the Vitol Change of Control with the actual earnings before interest, taxes, depreciation and amortization, and restructuring and certain other non-cash charges (“EBITDA”) of us, the crude business and the asphalt business, respectively, being calculated as of the most recently completed month prior to the Vitol Change of Control (the “Change of Control Period”) for which financial statements were available and the target performance measures being adjusted for the Change of Control Period.  All payments made under the 2009 Cash Bonus Plan were subject to the discretion of the compensation committee.  Messrs. Stallings and Parsons were paid $180,000 and $150,000, respectively, in connection with the 2009 Cash Bonus Plan and awards that vested in connection with the Vitol Change of Control.

Long-Term Incentive Plan

General.    Our General Partner has adopted the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The summary of the Long-Term Incentive Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. Subject to adjustment for certain events, an aggregate of 2,600,000 common units may be delivered pursuant to awards under the Long-Term Incentive Plan. Units that are cancelled, forfeited or are withheld to satisfy our General Partner’s tax withholding obligations are available for delivery pursuant to other awards. The Long-Term Incentive Plan is administered by the compensation committee of our General Partner’s board of directors. The Long-Term Incentive Plan has been designed to furnish additional compensation to employees, consultants and directors and to align their economic interests with those of common unitholders.   In March 2011, the Long-Term Incentive Plan was amended to update the change of control provisions for the Charlesbank Change of Control and to reflect changes relating to Section 409A of the Internal Revenue Code.  In September 2011 the Long-Term Incentive Plan was amended to increase the number of common units reserved for issuance under the incentive plan by 1,350,000 common units from 1,250,000 common units to 2,600,000 common units.

Unit Awards.    The compensation committee may grant unit awards to eligible individuals under the Long-Term Incentive Plan. A unit award is an award of common units that are fully vested upon grant and not subject to forfeiture.

Restricted Units and Phantom Units.    A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equal to the fair market value of a common unit. The compensation committee may make grants of restricted units and phantom units under the Long-Term Incentive Plan to eligible individuals containing such terms, consistent with the Long-Term Incentive Plan, as the compensation committee may determine, including the period over which restricted units and phantom units granted will vest. The compensation committee may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the restricted and phantom units will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our General Partner, subject to any contrary provisions in the award agreement.  Both the Vitol Change of Control and Charlesbank Change of Control constituted a change of control under the Long-Term Incentive Plan.  See “—Vitol Change of Control” and “—Charlesbank Change of Control” above.

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

Options and Unit Appreciation Rights.    The Long-Term Incentive Plan also permits the grant of options covering common units and unit appreciation rights. Options represent the right to purchase a number of common units at a specified exercise price. Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units as determined by the compensation committee. Options and unit appreciation rights may be granted to such eligible individuals and with such terms as the compensation committee may determine, consistent with the Long-Term Incentive Plan; however, an option or unit appreciation right must have an exercise price equal to the fair market value of a common unit on the date of grant.

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

Source of Common Units; Cost.    Common units to be delivered with respect to awards may be common units acquired by our General Partner on the open market, common units already owned by our General Partner, common units acquired by our General Partner directly from us or any other person or any combination of the foregoing. Our General Partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. With respect to options, our General Partner will be entitled to reimbursement by us for the difference between the cost incurred by our General Partner in acquiring these units and the proceeds received from an optionee at the time of exercise. Thus, we will bear the cost of the options. If we issue new units with respect to these awards, the total number of units outstanding will increase, and our General Partner will remit the proceeds it receives from a participant, if any, upon exercise of an award to us. With respect to any awards settled in cash, our General Partner will be entitled to reimbursement by us for the amount of the cash settlement.

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

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the fiscal years ended 2011, 2010 and 2009.

Name and Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)(4)(5)	Total ($)
James C. Dyer, IV(1) Chief Executive Officer	2011	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—
J. Michael Cockrell President and Chief Operating Officer	2011	282,000	175,000	247,500	—	—	29,401	486,401
	2010	282,000	—	—	—	—	2,102,200	2,384,200
	2009	21,700	—	—	—	—	—	21,700
Alex G. Stallings Chief Financial Officer and Secretary	2011	300,000	125,000	123,750	—	—	45,222	470,222
	2010	300,000	75,000	—	—	—	19,900	394,900
	2009	295,000	300,000	—	—	—	13,768	608,768
Jerry A. Parson Executive Vice President – Products	2011	250,000	150,000	82,500	—	—	39,858	439,858
	2010	250,000	50,000	—	—	—	10,653	310,653
	2009	250,000	250,000	N/A	N/A	N/A	5,725	505,725
Jeffery A. Speer Senior Vice President – Operations	2011	208,000	100,000	123,750	—	—	30,373	338,373
	2010	208,000	70,000	—	—	—	11,285	289,285
	2009	99,231	—	N/A	N/A	N/A	3,690	102,921
_______________
(1)
Mr. Dyer was appointed as our General Partner’s Chief Executive Officer in December 2009 and is compensated by Vitol.  Mr. Cockrell was appointed as our General Partner’s President and Chief Operating Officer in December 2009.  Mr. Stallings served as our General Partner’s Chief Accounting Officer and Secretary prior to March 2009 and has served as our General Partner’s Chief Financial Officer and Secretary since March 2009.  Mr. Parsons was appointed Executive Vice President - Asphalt Operations in February 2008 in connection with our acquisition of the Asphalt Acquired Assets and has served as Executive Vice President – Products since October 2010.  Mr. Speer served as the Vice President of Operations for one of our subsidiaries prior to February 2010 and has served as our General Partner’s Senior Vice President – Operations since February 2010.  Mr. Speer’s 2009 compensation data is reflective of compensation paid from June 1, 2009 (the date his employment with our General Partner began) through December 31, 2009.

(2)	Mr. Stallings’ annual base salary was increased to $300,000 in March 2009.
(3)
Dollar amounts represent the grant date fair value of awards granted in each year with respect to phantom unit grants under the Long-Term Incentive Plan. See Note 13 to our Consolidated Financial Statements for assumptions used in calculating these amounts.

(4)	We provide country club memberships, car allowances and reimbursement of certain deductibles and co-payments for medical expenses to our compensated NEOs.
(5)	Other compensation in 2010 includes deferred payments of $2,080,377 for Mr. Cockrell which was accelerated as a result of the Charlesbank Change of Control.

Grants of Plan-Based Awards Table for Fiscal 2011

     The following tables provide information concerning each grant of an award made to a NEO during 2011, including, but not limited to, awards made under our General Partner’s Long-Term Incentive Plan.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Units (#)(1)	All Other Unit Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit and Option Awards ($)
J. Michael Cockrell	March 10, 2011	—	—	—	—	—	—	30,000	—	—	247,500
Alex G. Stallings	March 10, 2011	—	—	—	—	—	—	15,000	—	—	123,750
Jerry A. Parsons	March 10, 2011	—	—	—	—	—	—	10,000	—	—	82,500
Jeffery A. Speer	March 10, 2011	—	—	—	—	—	—	15,000	—	—	123,750
____________________
(1)	This amount represents grants of phantom units under our General Partner’s Long-Term Incentive Plan. See Note 13 to our Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End 2011

The following tables provide information concerning all outstanding equity awards made to a named executive officer as of December 31, 2011, including, but not limited to, awards made under our General Partner’s Long-Term Incentive Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(1)
J. Michael Cockrell	—	—	—	—	—	—	—	30,000	(2)	195,900
Alex G. Stallings	—	—	—	—	—	—	—	15,000	(2)	97,950
Jerry A. Parsons	—	—	—	—	—	—	—	10,000	(3)	65,300	(3)
Jeffery A. Speer	—	—	—	—	—	—	—	15,000	(2)	97,950
____________________
(1)
Market value of awards reported in this column is calculated by multiplying the closing market price ($6.53) of the Partnership’s common units at December 30, 2011 (the last trading day of the fiscal year) by the number of units.

(2)	These phantom units will vest on the third anniversary of the grant date.
(3)	Due to the end of Mr. Parsons' employment, these units automatically vested on March 9, 2012.

Director Compensation for Fiscal 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Duke R. Ligon	157,000	14,250	—	—	—	—	171,250
James C. Dyer, IV(1)	—	—	—	—	—	—	—
Miguel A. (“Mike”) Loya(1)	—	—	—	—	—	—	—
Steven M. Bradshaw	149,000	14,250	—	—	—	—	163,250
John A. Shapiro	149,000	14,250	—	—	—	—	163,250
Michael R. Eisenson(2)	—	—	—	—	—	—	—
Jon M. Biotti(2)	—	—	—	—	—	—	—
____________________
(1)	Affiliated with Vitol.
(2)	Affiliated with Charlesbank.
(3)
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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2011, the compensation committee of our General Partner was comprised of Messrs. Ligon, Shapiro (Chairman) and Bradshaw.  No member of the compensation committee was an officer or employee of our General Partner.

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

The Compensation Committee

John A. Shapiro, Committee Chair
Steven M. Bradshaw
Duke R. Ligon

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of March 9, 2012 held by:

•	each person or group of persons who beneficially own 5% or more of the then outstanding common units;

•	all of the directors of our General Partner;

•	each named executive officer of our General Partner; and

•	all current directors and named executive officers of our General Partner as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Percentage of total common and Preferred Units beneficially owned is based on 22,660,137 common units and 30,159,958 Preferred Units outstanding as of March 9, 2012.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Percentage of Total Common and Preferred Units Beneficially Owned
Blueknight Energy Holding, Inc.(2)	—	—	9,156,484	30.4%	17.3%
CB-Blueknight, LLC(3)	—	—	9,156,484	30.4%	17.3%
J. Michael Cockrell(6)	—	—	—	—	—
Alex G. Stallings(4) (6)	98,537	*	20,000	—	*
Jerry A. Parsons(7)	24,910	—	8,069	—	—
Jeffery A. Speer(6)	—	*	—	—	*
Duke R. Ligon(5)	8,333	*	4,455	—	*
Steven M. Bradshaw(5)	6,833	*	3,565	—	*
John A. Shapiro(5)	5,833	*	2,975	—	*
Miguel A. (“Mike”) Loya(2) (8)	—	—	—	—	—
James C. Dyer, IV(2) (8)	—	—	—	—	—
Michael R. Eisenson(3) (9)	—	—	—	—	—
Jon M. Biotti(3) (9)	—	—	—	—	—
MSD Capital, L.P.(10)	3,576,944	15.8%	1,935,842	6.4%	10.4%
Swank Capital, L.L.C.(11)	4,962,695	21.9%	3,397,373	11.3%	15.8%
Neuberger Berman Group LLC(12)	3,141,632	13.9%	—	—	5.9%
Solus Alternative Asset Management LP(13)	1,570,000	6.9%	932,692	3.1%	4.7%
All current executive officers and directors as a group (14 persons)	173,809	0.8%	39,064	0.1%	0.4%
_______________
*	Less than 1%
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is Two Warren Place, 6120 South Yale Avenue, Suite 500, Tulsa, Oklahoma 74136.
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

(4)	Substantially all the common units owned by Mr. Stallings are pledged as collateral to a bank.
(5)	Does not include unvested restricted units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.
(6)	Does not include unvested phantom units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.
(7)	Includes vesting of phantom units due to the end of Mr. Parsons' employment with our General Partner effective March 9, 2012.
(8)	Messrs. Loya and Dyer are affiliated with Vitol.
(9)	Messrs. Eisenson and Biotti are affiliated with Charlesbank.
(10)
Based on a Schedule 13D/A, filed November 2, 2011 by MSD Capital, L.P. with the SEC. The filing is made jointly with MSD Torchlight, L.P. and Michael S. Dell. The filers report that they have shared voting power with respect to the 3,576,944 common units and 1,935,842 preferred units and that their address is 645 Fifth Avenue, 21st Floor, New York, New York 10022.

(11)
Based on a Schedule 13D/A, filed December 21, 2011 by Swank Capital, L.L.C. with the SEC. The filing is made jointly with Cushing MLP Asset Management, LP and Jerry V. Swank. The filers report that they have shared voting power with respect to the 4,962,695 common units and 3,397,373 preferred units and that their address is 8117 Preston Road, Suite 440, Dallas, TX 75225.

(12)
Based on a Schedule 13G/A, filed February 13, 2012 by Neuberger Berman Group LLC with the SEC. The filing is made jointly with Neuberger Berman LLC. The filers report that they have shared voting power with respect to 2,567,046 common units and shared dispositive power with respect to 3,141,632 common units.  Their address as reported in such Schedule 13G/A is 605 Third Avenue, New York, New York 10158.

(13)
Based on a Schedule 13D, filed February 14, 2012 by Solus Alternative Asset Management LP with the SEC.  The filing is made jointly with Solus GP LLC and Christopher Pucillo. The filers report that they each have shared voting power with respect to the  1,570,000 common units and 932,692 preferred units and that their address is 410 Park Avenue, 11th Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information(1)
	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	307,151	$0	N/A
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	307,151	$0	1,675,126
________________
(1)
Our General Partner has adopted and maintains the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates who perform services for us.  All outstanding awards under the Long-Term Incentive Plan on the dates of the Vitol Change of Control and the Charlesbank Change of Control vested due to such changes of control.  In March of 2011, our General Partner granted an aggregate of 299,900 phantom units to our executive officers and other employees under the long-term incentive plan, including grants to Messrs. Cockrell, Stallings, Parsons and Speer in the amount of 30,000, 15,000, 10,000 and 15,000, respectively.  Each of Messrs. Bradshaw, Ligon and Shapiro were awarded restricted unit grants of 2,500 units in connection with their anniversaries as a member of the Board in both 2010 and 2011.  2,499 units vested on their anniversary in 2011.  Excluding phantom unit grants, the responses are as follows: (a) 12,501, (b) $0 and (c) 1,969,776. No value is shown in column (b) of the table because the phantom units and restricted units do not have an exercise price.  For more information about the Long-Term Incentive Plan, please see “Item 11—Executive Compensation—Compensation Discussion and Analysis—Long-Term Incentive Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Distributions and Payments to Our General Partner and Its Affiliates

Our General Partner is owned by Vitol and Charlesbank, which each own 9,156,484 of the 30,159,958 outstanding Preferred Units representing an aggregate 34.6% limited partner interest in us as of March 9, 2012.  In addition, our General Partner owns a 2.1% general partner interest in us and the incentive distribution rights.  For a description of the distributions and payments our General Partner is entitled to receive, see “Item 5—Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—General Partner Interest and Incentive Distribution Rights.”

Agreements with Vitol and Charlesbank

Global Transaction Agreement and Related Transactions

On October 25, 2010, we entered into the Global Transaction Agreement with Vitol and Charlesbank.  Please see “Management’s Discussion and Analysis of Financial Condition” for a description of such agreement and the related transactions, including the Convertible Debentures and Preferred Units issued to Vitol and Charlesbank.

Agreements with Vitol

Vitol Omnibus Agreement

On February 15, 2010, we entered into an Omnibus Agreement (the “Vitol Omnibus Agreement”) with Vitol.  Pursuant to the Vitol Omnibus Agreement, we agreed to provide certain of our employees, consultants and agents (the “Designated Persons”) to Vitol for use by Vitol’s crude oil marketing division.  In return, Vitol has agreed to reimburse us in an amount equal to (i) the wages, salaries, bonuses, make whole payments, payroll taxes and the cost of all employee benefits of each Designated Person, in each case as adjusted to properly reflect the time spent by such Designated Person in the performance services for Vitol, (ii) all direct expenses, including, without limitation, any travel and entertainment expenses, incurred by each Designated Person in connection with such Designated Person’s provision of services for Vitol, (iii) a monthly charge of $1,500.00 per Designated Person for each Designated Person that performs services for Vitol during any portion of such month, plus (iv) the sum of subsections (i) through (iii) above multiplied by 0.10.  In addition, the Vitol Omnibus Agreement provides that if during any month any Designated Person has spent more than 80% of his time performing services for Vitol, then Vitol will have the right for the succeeding three months to request that such individual be transitioned directly to the employment of Vitol.  During the years ended December 31, 2010 and 2011, we received payments of $1.0 million and $1.5 million, respectively, pursuant to the Vitol Omnibus Agreement.  As of January 1, 2012, none of our employees are providing services to Vitol pursuant to the Vitol Omnibus Agreement.  The Vitol Omnibus Agreement was reviewed and approved by the conflicts committee of the Board in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

The Vitol Omnibus Agreement is effective as of January 1, 2010 and expires on December 31, 2013; provided, that it will automatically renew for successive periods of one year each unless either party gives the other party 180 days advance notice of termination.  The Vitol Omnibus Agreement may be terminated early if, among other items, either party fails to make payments under the Vitol Omnibus Agreement after a 10 day cure period or otherwise fails to perform its obligations under the Omnibus Agreement after a 20 day cure period.  In addition, it is an event of default under the Vitol Omnibus Agreement if Vitol ceases to be the beneficial owner of our General Partner.

Vitol Storage Agreements

In connection with our acquisition of certain of our crude oil storage assets from SemCorp in May of 2008, we were assigned from SemCorp a storage agreement with Vitol under which we provide crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended in 2010 to extend the term of the agreement until June 1, 2011 and again in 2011 to extend the term of the agreement until June 1, 2012.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board or the conflicts committee in accordance with our procedures for approval of related party transactions.  Vitol became a related party after the Vitol Change of Control in November 2009.  Since the 2010 Amendment occurred subsequent to the Vitol Change of Control, it was reviewed and approved by the conflicts committee of the Board in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.  Service revenues earned under the 2008 Vitol Storage Agreement are based on the two million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under such agreement.  We generated revenues of approximately $12.5 million and $13.2 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement during the years ended December 31, 2010 and 2011, respectively.  We believe that the rates we charge Vitol under the 2008 Vitol Storage Agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties.

In March, 2010, we entered into a second crude oil storage services agreement with Vitol under which we began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of 2010 Vitol Storage Agreement is five years commencing on May 1, 2010 subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the conflicts committee of the Board in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement. Service revenues earned under the 2010 Vitol Storage Agreement are based on the two million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under such agreement.  During the years ended December 31, 2010 and 2011, we generated revenues under this agreement of approximately $8.1 million and 12.3 million, respectively.  We believe that the rates we charge Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties.

Vitol Master Lease Agreement

In July of 2010, we entered a Master Agreement (the “Master Agreement”) relating to the lease of certain vehicles from Vitol.  Pursuant to the Master Agreement, we may lease certain vehicles, including light duty trucks, tractors, tank trailers and bobtail tank trucks, from Vitol for periods ranging from 36 months to 84 months depending on the type of vehicle.  We will have the opportunity to purchase each vehicle at the end of the lease at the estimated residual value of such vehicle.  Leases under the Master Agreement are accounted for as operating leases.  During the years ended December 31, 2010 and 2011, we recorded expenses under this agreement of approximately $0.1 million and $0.4 million, respectively.  The Master Agreement was reviewed and approved by the conflicts committee of the Board in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.  In September of 2011, we entered into a new master lease agreement with an unrelated third party and terminated the Master Lease Agreement with Vitol.

Vitol Throughput Capacity Agreement

In August of 2010 we entered into a Throughput Capacity Agreement (the “Throughput Capacity Agreement”) with Vitol.  Pursuant to the Throughput Capacity Agreement, Vitol Inc. purchased 100% of the throughput capacity on our Eagle North Pipeline System.  We put the Eagle North Pipeline System into service in December of 2010.  Vitol paid us a prepaid fee equal to $5.5 million and will pay additional usage fees for every barrel delivered by or on behalf of Vitol on the system.  In addition, if the payments made by Vitol in any contract year under the Throughput Capacity Agreement are in the aggregate less than $2,364,892, then Vitol will pay us a deficiency payment equal to $2,364,892 minus the aggregate amount of all payments made by Vitol during such contract year.  The Throughput Capacity Agreement has a term that extends for four years after the Eagle North Pipeline System was completed and may be extended by mutual agreement of the parties for additional one-year terms.  If the capacity on the Eagle North Pipeline System is unavailable for use by Vitol for more than 60 days, whether consecutive or nonconsecutive, during the term of the Throughput Capacity Agreement, then Vitol shall have the right to terminate the Throughput Capacity Agreement within six months after such lack of capacity.  We previously contracted to provide throughput services on the Eagle North Pipeline System to a third party and Vitol’s rights to the capacity of the Eagle North Pipeline System are subordinate to the rights of such third party.  In addition, for so long as a default by Vitol relating to payments under the Throughput Capacity Agreement has not occurred and is continuing, we will remit to Vitol any and all tariffs and deficiency payments received by us from such third party pursuant to its agreement with us.  The Throughput Capacity Agreement was reviewed and approved by the conflicts committee of the Board in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

During the twelve months ended December 31, 2010 and 2011, the Partnership incurred interest expense under the Throughput Capacity Agreement of approximately $0.2 million and $0.7 million, respectively.  The Throughput Capacity Agreement has an effective annual interest rate of 14.1% and matures on December 31, 2014.

Credit Facility

Vitol is a lender under our credit agreement and has committed to loan us $15.0 million pursuant to such agreement.  During 2010 and 2011, Vitol received its pro rata portion of the upfront fees and interest payments in connection with being a lender under the credit agreement and received approximately $0.4 million and $0.7 million in 2010 and 2011, respectively, in connection therewith.

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

Item 14.  Principal Accountant Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we have paid PricewaterhouseCoopers LLP for independent auditing, tax and related services for each of the last two fiscal years:

	Year Ended December 31,
	2010	2011
Audit fees(1)	$735,544	$800,300
Audit-related fees(2)	—	—
Tax fees(3)	264,176	202,649
All other fees(4)	—	250
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

(2)
Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews.

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

3.2
Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated September 14, 2011 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed September 14, 2011, and incorporated herein by reference).

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

4.5	Specimen Series A Preferred Unit Certificate (filed as Exhibit 4.3 to the Partnership’s Current Report on Form 8-K, filed September 27, 2011, and incorporated herein by reference
10.1
Consulting Services Agreement, dated August 17, 2011 to be effective as of July 1, 2011, by and between BKEP Pipeline, L.L.C. and Vitol Midstream LLC (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed August 18, 2011, and incorporated herein by reference).

10.2
Operating and Maintenance Agreement, dated August 17, 2011 to be effective as of July 1, 2011, by and between BKEP Pipeline, L.L.C. and Vitol Midstream LLC (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed August 18, 2011, and incorporated herein by reference)

10.3
Order Preliminarily Approving Settlement, U.S. District Court for the Northern District of Oklahoma, dated June 9, 2011 (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on June 13, 2011, and incorporated herein by reference).

10.4	Stipulation of Settlement, dated May 3, 2011 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on May 6, 2011 and incorporated herein by reference).
10.5
Credit Agreement, dated as of October 25, 2010, by and among the Partnership, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.6
First Amendment to Credit Agreement, dated as of April 1, 2011, by and among Blueknight Energy Partners, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 1-.1 to the Partnership’s Current Report on Form 8-K, filed April 5, 2011 and incorporated herein by reference).

10.7
Joinder Agreement, dated as of April 5, 2011, by and among Blueknight Energy Partners, L.P., Boerenleenbank B.A. “Rabobank Nederland”, New York Branch (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed April 5, 2011 and incorporated by reference herein).

10.8
Convertible Subordinated Debenture of the Partnership in favor of Blueknight Energy Holding, Inc., dated as of October 25, 2010 (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.9
Convertible Subordinated Debenture of the Partnership in favor of CB-Blueknight, LLC, dated as of October 25, 2010 (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.10
Global Transaction Agreement, dated as of October 25, 2010, by and among Blueknight Energy Partners G.P., L.L.C., the Partnership and the purchasers set forth in Schedule I thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.11
First Amendment to Global Transaction Agreement, dated May 12, 2011, by and among Blueknight Energy Partners, L.P., Blueknight Energy Partners G.P., L.L.C., Blueknight Energy Holding, Inc. and CB-Blueknight, LLC (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 13, 2011 and incorporated by reference herein).

10.12#
Crude Oil Storage Services Agreement, effective as of June 30, 2008, by and between SemCrude, L.P. and Vitol Inc. (filed as Exhibit 10.52 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.13#
Amendment to Crude Oil Storage Services Agreement, effective June 1, 2010, by and between SemGroup Energy Partners, L.L.C and Vitol Inc. (filed as Exhibit 10.53 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.14#
Crude Oil Storage Services Agreement, effective as of May 1, 2010, by and between BKEP Crude, L.L.C. and Vitol Inc. (filed as Exhibit 10.54 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.15
Throughput Capacity Agreement, dated August 31, 2010 to be effective as of March 30, 2010, by and between BKEP Crude, L.L.C. and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 9, 2010, and incorporated herein by reference).

10.16
Omnibus Agreement, dated as of February 15, 2010 but effective as of January 1, 2010, by and among BKEP Operating, L.L.C., BKEP Crude, L.L.C., BKEP Management, Inc. and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on February 16, 2010, and incorporated herein by reference).

10.17
Master Agreement, dated July 26, 2010, by and between BKEP Operating, L.L.C. and Euromin Inc (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on July 30, 2010, and incorporated herein by reference).

10.18†
Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (as amended and restated effective June 9, 2011) (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed September 14, 2011, and incorporated herein by reference).

10.19†	Form of Employment Agreement (filed as Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.20†	Form of Employment Agreement (filed as Exhibit 10.14 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.21†	Form of Employment Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).
10.22†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.23†	Form of Phantom Unit Agreement (filed as Exhibit 10.15 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.24†	Form of Phantom Unit Agreement (filed as Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K, filed on March 16, 2011, and incorporated herein by reference).
10.25†	Form of Retention Agreement (filed as Exhibit 10.16 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).

10.26†	Form of Director Restricted Common Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.27†	Form of Director Restricted Subordinated Unit Agreement (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.28†
SemGroup Energy Partners G.P., L.L.C. 2009 Executive Cash Bonus Plan (filed as Exhibit 10.22 to the Partnership’s Annual Report on Form 10-K, filed on July 2, 2009, and incorporated herein by reference).

10.29
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

101**
The following financial information from Blueknight Energy Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): _________

______________________
*	Filed herewith.
**	Furnished herewith.
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

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners G.P., L.L.C.
Its General Partner

Date: March 13, 2012	By:	/s/ Alex G Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2012.

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
Jon M. Biotti

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Blueknight Energy Partners G.P., L.L.C. and Unitholders of Blueknight Energy Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of Blueknight Energy Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A in the Partnership’s Form 10-K for the year ended December 31, 2011.  Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Tulsa, Oklahoma
March 13, 2012

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	As of December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,840	$1,239
Accounts receivable, net of allowance for doubtful accounts of $429 and $476 for December 31, 2010 and December 31, 2011, respectively	8,824	14,191
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	1,912	4,397
Insurance recovery receivable	13,000	—
Prepaid insurance	1,413	1,725
Assets held for sale	—	603
Other current assets	2,147	1,838
Total current assets	32,136	23,993
Property, plant and equipment, net of accumulated depreciation of $119,735 and $135,302 at December 31, 2010 and December 31, 2011, respectively	274,069	266,355
Goodwill	7,083	7,216
Debt issuance costs, net	6,675	5,000
Intangibles and other assets, net	3,875	2,191
Total assets	$323,838	$304,755
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$8,829	$10,138
Accrued loss contingency (see Note 15)	20,200	1,090
Accrued interest payable	357	231
Accrued interest payable to related parties	1,214	362
Accrued property taxes payable	2,254	1,813
Unearned revenue	3,506	790
Unearned revenue with related parties	2,154	1,149
Accrued payroll	4,130	5,226
Other accrued liabilities	3,709	3,740
Convertible subordinated debentures (see Note 6)	31,725	—
Fair value of derivative embedded within subordinated convertible debt (see Note 17)	27,550	—
Fair value of rights offering contingency (see Note 17)	10,441	—
Current portion of long-term payable to related parties	1,183	1,636
Total current liabilities	117,252	26,175
Long-term payable to related parties	4,317	2,681
Other long-term liabilities	150	100
Long-term debt (including $15.0 million with related parties at both dates)	239,862	218,000
Commitments and contingencies (Notes 6 and 15)
Partners’ capital (deficit):
Series A Preferred Units (21,538,462 and 30,159,958 units issued and outstanding at December 31, 2010 and December 31, 2011, respectively)	91,376	202,746
Common unitholders (21,890,224 and 22,657,638 units issued and outstanding at December 31, 2010 and December 31, 2011, respectively)	478,575	465,483
Subordinated unitholders (12,570,504 and zero units issued and outstanding at December 31, 2010 and December 31, 2011, respectively)	(286,264)	—
General partner interest (2% interest with 1,127,755 general partner units outstanding at both dates)	(321,430)	(610,430)
Total Partners’ capital (deficit)	(37,743)	57,799
Total liabilities and Partners’ capital (deficit)	$323,838	$304,755

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Year ended December 31,
	2009	2010	2011
Service revenue:
Third party revenue	$124,701	$129,083	$132,618
Related party revenue (see Note 12)	32,075	23,541	44,089
Total revenue	156,776	152,624	176,707
Expenses:
Operating	96,125	97,655	114,843
General and administrative	28,137	20,454	17,311
Total expenses	124,262	118,109	132,154
Gain on settlement transaction	2,585	—	—
Loss contingency, net of insurance recovery (see Note 15)	—	7,200	—
Operating income	35,099	27,315	44,553
Other (income) expense:
Interest expense	51,399	48,638	32,898
Change in fair value of embedded derivative within convertible debt	—	6,650	(20,224)
Change in fair value of rights offering contingency	—	(4,384)	(1,883)
Income (loss) before income taxes	(16,300)	(23,589)	33,762
Provision for income taxes	205	207	287
Net income (loss)	$(16,505)	$(23,796)	$33,475
Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income (loss)	$(326)	$(470)	$912
Preferred interest in net income	$—	$—	$16,446
Accretion of discount on increasing rate Preferred Units	$—	$—	$2,243
Beneficial conversion feature attributable to Preferred Units	$—	$8,114	$43,259
Beneficial conversion feature attributable to repurchased Preferred Units	$—	$—	$(6,892)
Gain on extinguishment attributable to redemption of convertible debt, recorded as a capital transaction	$—	$—	$(2,375)
Net loss available to limited partners	$(16,179)	$(31,440)	$(20,118)

Basic and diluted net loss per common unit	$(0.47)	$(0.91)	$(0.61)
Basic and diluted net loss per subordinated unit	$(0.47)	$(0.91)	$(0.52)

Weighted average common units outstanding - basic and diluted	21,591	21,744	22,059
Weighted average subordinated units outstanding - basic and diluted	12,571	12,571	8,817

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(in thousands, except per unit data)

	Common Unitholders	Subordinated Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
Balance, December 31, 2008	$481,007	(284,332)	$—	$(323,318)	$(126,643)
Net loss	(10,220)	(5,959)	—	(326)	(16,505)
Equity-based incentive compensation	914	34	—	3	951
Consideration paid in excess of historical cost of assets acquired from SemCorp	—	—	—	18	18
Balance, December 31, 2009	$471,701	$(290,257)	$—	$(323,623)	$(142,179)
Net loss	(14,693)	(8,484)	—	(619)	(23,796)
Equity-based incentive compensation	69	40	—	3	112
Proceeds from issuance of 21,538,462 Preferred Units, net of offering costs	—	—	137,758	—	137,758
Contingent financial instrument related to additional private placement	1,507	872	—	—	2,379
Proceeds from issuance of 437,030 general partner units	—	—	—	2,809	2,809
Rights offering contingency	(9,392)	(5,434)	—	—	(14,826)
Beneficial conversion feature of Preferred Units	34,523	19,973	(54,496)	—	—
Amortization of beneficial conversion feature of Preferred Units	(5,140)	(2,974)	8,114	—	—
Balance, December 31, 2010	$478,575	$(286,264)	$91,376	$(321,430)	$(37,743)
Net income	15,721	5,674	11,375	705	33,475
Equity-based incentive compensation	409	124	—	11	544
Amortization of beneficial conversion feature of Preferred Units	(31,895)	(11,364)	43,259	—	—
Accretion of discount on Preferred Units	(2,243)	—	2,243	—	—
Distributions	—	—	(11,375)	(240)	(11,615)
Debt conversion option classified as equity	7,326	—	—	—	7,326
Contribution and cancellation of subordinated units	—	291,830	—	(291,830)	—
Settlement of Class Action Litigation	5,200	—	—	—	5,200
Clawback of LTIP awards	(804)	—	—	(21)	(825)
Repurchase of Preferred Units	(1,270)	—	(19,696)	—	(20,966)
Proceeds from rights offering	—	—	77,005	—	77,005
Settlement of rights offering liability	—	—	8,559	—	8,559
Gain on extinguishment attributable to redemption of convertible debt	—	—	—	2,375	2,375
Fair value of debt conversion option on reacquisition date	(5,536)	—	—	—	(5,536)
Balance, December 31, 2011	$465,483	$—	$202,746	$(610,430)	$57,799

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(16,505)	$(23,796)	$33,475
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible receivables from third parties	(125)	—	(47)
Depreciation and amortization	22,692	21,447	22,775
Impairment of intangible assets	1,375	—	—
Amortization and write-off of debt issuance costs	6,332	4,329	1,955
Amortization of subordinated debenture discount	—	3,242	15,142
Change in fair value of embedded derivative within convertible debt	—	6,650	(20,224)
Change in fair value of rights offering contingency	—	(4,384)	(1,883)
Loss contingency (see Note 15)	—	7,200	—
Gain on debt refinancing	—	(1,434)	—
Asset impairment charge	—	779	867
Gain on settlement transaction	(2,585)	—	—
(Gain) loss on sale of assets	138	(58)	(3,008)
Equity-based incentive compensation	(38)	112	544
Clawback of LTIP awards	—	—	(825)

Changes in assets and liabilities
Decrease (increase) in accounts receivable	(2,082)	1,725	(5,320)
Decrease (increase) in receivables from related parties	12,753	(659)	(2,485)
Decrease (increase) in prepaid insurance	(1,218)	1,150	1,404
Decrease (increase) in other current assets	(481)	145	(216)
Decrease (increase) in other assets	(291)	(1,335)	1,163
Increase (decrease) in accounts payable	4,463	609	(1,623)
Decrease in payables to related parties	(19,245)	—	—
Increase (decrease) in accrued interest payable	2,067	3,378	(126)
Increase (decrease) in accrued interest payable to related parties	—	1,214	(852)
Increase (decrease) in accrued property taxes	1,224	(921)	(441)
Decrease in interest rate swap settlements payable	(1,505)	—	—
Increase (decrease) in unearned revenue	2,440	(1,699)	(2,716)
Increase (decrease) in unearned revenue from related parties	1,185	969	(1,005)
Increase in accrued payroll	3,255	705	1,096
Increase (decrease) in other accrued liabilities	574	523	(488)
Net cash provided by operating activities	14,423	19,891	37,162
Cash flows from investing activities:
Acquisitions	—	(5,715)	(133)
Capital expenditures	(6,251)	(18,101)	(17,998)
Proceeds from sale of assets	324	1,633	7,491
Net cash used in investing activities	(5,927)	(22,183)	(10,640)
Cash flows from financing activities:
Payments on insurance premium financing agreement	—	(349)	(1,194)
Debt issuance costs	(10,760)	(7,510)	(280)
Payments on capital lease obligations	(873)	(248)	—
Borrowings under credit facility	35,200	296,562	7,000
Payments under credit facility	(55,300)	(484,700)	(28,862)
Borrowings from related parties	—	5,500	—
Payments on long-term payable to related party	—	—	(1,183)
Proceeds from issuance of convertible subordinated debentures, net of issuance costs	—	49,383	—
Redemption of convertible subordinated debentures	—	—	(50,028)
Proceeds from equity issuances, net of offering costs	—	142,946	77,005
Repurchase of Preferred Units	—	—	(20,966)
Distributions paid	—	—	(11,615)
Net cash provided by (used in) financing activities	(31,733)	1,584	(30,123)
Net decrease in cash and cash equivalents	(23,237)	(708)	(3,601)
Cash and cash equivalents at beginning of period	28,785	5,548	4,840
Cash and cash equivalents at end of period	$5,548	$4,840	$1,239
Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	(11)	1,159	2,932
Non-cash addition to property, plant and equipment related to settlement (see Note 21)	(9,536)	—	—
Non-cash issuance of common units in settlement of the Class Action Litigation (see Note 3)	—	—	5,200
Settlement of rights offering liability	—	—	8,559
Reclassification of fair value of debt conversion option at reacquisition date	—	—	(5,536)
Capital contribution related to redemption of convertible debt (see Note 8)	—	—	2,375
Increase in accrued liabilities related to insurance premium financing agreement	—	407	1,278
Cash paid for interest	43,001	42,108	16,817
Cash paid for income taxes	290	158	209

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. (formerly SemGroup Energy Partners, L.P.) and subsidiaries (the “Partnership”) is a publicly traded master limited partnership with operations in twenty-three states. The Partnership provides integrated terminalling, storage, processing, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and asphalt products. The Partnership manages its operations through four operating segments: (i) crude oil terminalling and storage services, (ii) crude oil pipeline services, (iii) crude oil trucking and producer field services and (iv) asphalt services. The Partnership’s common units and preferred units, which represent limited partnership interests in the Partnership, are listed on the NASDAQ Global Market under the symbols “BKEP” and “BKEPP,” respectively.  The Partnership was formed in February of 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

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

The rights offering was over-subscribed and, accordingly, on November 9, 2011, the Partnership issued a total of 11,846,990 Preferred Units to unitholders that exercised their rights.  The Partnership received net proceeds of approximately $77 million from the rights offering.  The net proceeds from the rights offering, after deducting expenses, were used to redeem convertible debentures in the aggregate principal amount of $50 million plus accrued interest thereon that the Partnership issued to Vitol and Charlesbank (the “Convertible Debentures”) and to repurchase an aggregate of 3,225,494 Preferred Units from Vitol and Charlesbank.  The Preferred Units are listed on the NASDAQ Global Market under the symbol “BKEPP.”

On May 3, 2011, the Partnership entered into a Stipulation of Settlement (the “Stipulation”) to settle the consolidated securities class action litigation, In Re: SemGroup Energy Partners, L.P. Securities Litigation, Case No. 08-MD-1989-GKF-FHM (the “Class Action Litigation”), pending in the U.S. District Court for the Northern District of Oklahoma.  As set forth more fully in the Stipulation, upon final approval by the court, among other things, the shareholder class received a total payment of approximately $28.0 million from the defendants.  On June 9, 2011, the Court entered an order preliminarily approving, subject to further consideration at a settlement hearing, the proposed settlement pursuant to the Stipulation involving, among other things, a dismissal of the Class Action Litigation with prejudice.  The Court held a hearing on October 5, 2011 and granted final approval of the proposed settlement and issued a final judgment (the “Judgment”) in accordance with the Stipulation.  The Judgment became final on November 7, 2011.

On November 28, 2011, the Partnership received a letter from the staff of the Securities and Exchange Commission (the “SEC”) notifying the Partnership that the staff has completed its investigation of the Partnership and does not intend to recommend any enforcement action by the SEC.

On January 10, 2012, the Partnership announced the future resignation of the Chief Executive Officer of the Partnership’s general partner, Mr. James Dyer, who will remain as Chief Executive Officer until his successor is appointed.  Mr. Dyer will continue to serve on the Board of Directors of the Partnership’s general partner.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ACCOUNTS RECEIVABLE — The majority of the Partnership’s accounts receivable relates to its trucking and producer field services and asphalt services activities. Accounts receivable included in the balance sheets are reflected net of the allowance for doubtful accounts of $0.4 million and $0.5 million at December 31, 2010 and 2011, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS — Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. A long-lived asset is tested for impairment when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows.  The Partnership recognized an impairment charge of $0.8 million during the year ended December 31, 2010 related to an asphalt facility located in Morehead City, North Carolina that was sold in April of 2010.  The Partnership recognized impairment charges of $0.5 million and $0.3 million during the year ended December 31, 2011 related to an office building located in St. Louis, Missouri and an office building located in Abilene, Texas, respectively.  As of December 31, 2011, the office building in Abilene, Texas is classified as held for sale, and the Partnership subsequently sold this asset in January of 2012.

Acquired customer relationships and non-compete agreements are capitalized and amortized over useful lives ranging from 4 to 20 years using the straight-line method of amortization. An impairment loss is recognized for definite-lived intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  The Partnership recognized impairment charges totaling $1.4 million during the year ended December 31, 2009 (see Note 6). No impairment charge was recognized in the twelve months ended December 31, 2010 or 2011 with respect to amortizable intangibles.

DEBT ISSUANCE COSTS — Costs incurred in connection with the issuance of long-term debt related to the Partnership’s credit facilities are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

GOODWILL — Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested annually for impairment and when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Partnership has four reporting units comprised of (i) its crude oil terminalling and storage services, (ii) its crude oil pipeline services, (iii) its crude oil trucking and producer field services, and (iv) its asphalt services.  The Partnership has recorded goodwill of $6.2 million related to its crude oil pipeline services reporting unit and $0.9 million related to its crude oil trucking and producer field services reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Partnership did not recognize any impairment of goodwill, including in its most recent impairment test conducted in the fourth quarter of 2011.

ENVIRONMENTAL MATTERS — Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, and penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Partnership does not have any recorded loss contingencies related to environmental matters as of December 31, 2011.

REVENUE RECOGNITION — The Partnership’s revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues.

Terminalling and storage revenues consist of (i) storage service fees from actual storage used on a month-to-month basis; (ii) storage service fees resulting from short-term and long-term contracts for committed space that may or may not be utilized by the customer in a given month; and (iii) terminal throughput service charges to pump crude oil to connecting carriers or to deliver asphalt product out of the Partnership’s terminals. Terminal throughput service charges are recognized as the crude oil exits the terminal and is delivered to the connecting crude oil carrier or third-party terminal and as the asphalt product is delivered out of the Partnership’s terminal. Storage service revenues are recognized as the services are provided and the amounts earned on a monthly basis.

Gathering and transportation services revenues consist of service fees recognized for the gathering of crude oil for the Partnership’s customers and the transportation of the crude oil to refiners, to common carrier pipelines for ultimate delivery to refiners, or to terminalling and storage facilities owned by the Partnership and others. Revenue for the gathering and transportation of crude oil is recognized when the service is performed and is based upon regulated and non-regulated tariff rates and the related transport volumes.  Producer field services revenue consists of a number of services ranging from gathering condensates from natural gas producers to hauling produced water to disposal wells.  Revenue for producer field services is recognized when the service is performed.

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate the Partnership’s asphalt product storage tanks and terminals.  The Partnership recognizes fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

INCOME AND OTHER TAXES — For federal and most state income tax purposes, the majority of income, gains, losses, expenses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership. In 2007, the state of Texas implemented a partnership-level tax based on a percentage of the revenue earned for services provided in the state of Texas. The Partnership has estimated its liability related to this tax to be $0.2 million at December 31, 2010 and 2011, which is reported as a provision for income taxes on its consolidated statements of operations.  See Note 20 for a discussion of certain risks related to the Partnership’s ability to be treated as a partnership for federal income tax purposes.

STOCK BASED COMPENSATION — In July 2007 the Partnership’s general partner adopted the SemGroup Energy Partners G.P. L.L.C. Long Term Incentive Plan (subsequently renamed the Blueknight Energy Partners G.P. L.L.C. Long Term Incentive Plan) (the “Plan”). The compensation committee Board administers the Plan. The Plan authorizes the grant of an aggregate of 2.6 million common units deliverable upon vesting. Although other types of awards are contemplated under the Plan, awards issued to date include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”). Subject to applicable earnings criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Cash distributions paid on DERs are accounted for as partnership distributions. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period.

The Partnership classifies unit award grants as either equity or liability awards. All award grants made under the Plan from its inception through December 31, 2011 have been classified as equity awards. Fair value for award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period of unit award grants, which generally is the vesting period. Fair value for equity awards is calculated as the closing price of the Partnership’s common units representing limited partner interests in the Partnership (“limited partner units”) on the grant date. Compensation expense related to unit-based payments is included in operating and general and administrative expenses on the Partnership’s consolidated statements of operations.

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

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is stated at cost and consisted of the following (in thousands):

	Estimated Useful Lives (Years)	December 31, 2010	December 31, 2011
Land	N/A	$15,611	$16,601
Land improvements	10-20	5,268	5,671
Pipelines and facilities	5-30	149,402	152,733
Storage and terminal facilities	10-35	166,538	169,139
Transportation equipment	3-10	24,177	20,615
Office property and equipment and other	3-20	21,978	22,901
Pipeline linefill and tank bottoms	N/A	7,763	7,458
Construction-in-progress	N/A	3,067	6,539
Property, plant and equipment, gross		393,804	401,657
Accumulated depreciation		(119,735)	(135,302)
Property, plant and equipment, net		$274,069	$266,355

Depreciation expense for the years ended December 31, 2009, 2010 and 2011 was $22.4 million, $21.4 million and $22.7 million, respectively.

6. INTANGIBLES AND OTHER ASSETS, NET

Other assets, net of accumulated amortization, consist of the following (in thousands):

	December 31,
	2010	2011
Customer relationships	$661	$661
Non-compete agreements	200	200
Deposits	1,703	506
Prepaid Expenses	—	34
Prepaid Insurance	1,318	880
Intangibles and other assets, gross	3,882	2,281
Accumulated amortization of intangible assets	(7)	(90)
Intangibles and other assets, net	$3,875	$2,191

Amortization expense related to intangibles for the years ended December 31, 2009, 2010 and 2011 was $0.3 million, $0.0 million and $0.1 million, respectively.  The estimated aggregate amortization expense on amortizable intangible assets currently owned by the Partnership is as follows (in thousands):

For twelve months ending:
December 31, 2012	$83
December 31, 2013	83
December 31, 2014	79
December 31, 2015	33
December 31, 2016	33
Thereafter	460
Total estimated aggregate amortization expense	$771

As a result of losing a customer in the fourth quarter of 2009 in the crude oil trucking and producer field services reporting unit to which a recorded customer relationship asset related, the Partnership assessed the recoverability of the asset in the fourth quarter of 2009.  As a result of its assessment, the Partnership concluded that the asset was fully impaired, and, therefore, recorded an impairment charge of $1.2 million.  As a result of the Vitol change of control, the partnership recognized an impairment charge of $0.2 million in the fourth quarter of 2009 related to a non-compete agreement intangible asset due to the fact that the agreement terminated upon the change of control.  The impairment charges are included in operating expenses in the consolidated statement of operations and both relate to the crude oil trucking and producer field services operating segment.

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

7. ACQUISITIONS

In December of 2010, the Partnership acquired a company engaged in producer field services located in Dumas, Texas, for total consideration of approximately $5.7 million.  The primary reason for this acquisition is synergies the Partnership expects to realize by combining this business with its existing producer field services business.  The Partnership accounted for this acquisition as a business combination in accordance with the provisions of ASC 805 – Business Combinations.  The purchase price allocation is comprised of $4.1 million of fixed assets, consisting primarily of vehicles, buildings, and equipment; $0.9 million of intangible assets related to customer relationships and non-compete agreements and $0.9 million of goodwill.  Goodwill recognized in conjunction with this acquisition is reflective of the synergies the Partnership expects to realize as a result of combining this business with its existing producer field services business.

8. LONG-TERM DEBT

On October 25, 2010, the Partnership entered into a new credit agreement, which includes a $200.0 million term loan facility and, prior to the increase described below, a $75.0 million revolving loan facility.  Vitol is a lender under the credit agreement and has committed to loan the Partnership $15.0 million pursuant to such agreement.  The entire amount of the term loan and approximately $43.9 million of the revolver was drawn on the transaction date in connection with repaying all existing indebtedness under the Partnership’s prior credit agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

On April 5, 2011, the Partnership entered into a Joinder Agreement whereby the Partnership’s revolving credit facility was increased from $75.0 million to $95.0 million.  As of March 9, 2012, approximately $17.7 million of revolver borrowings and letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $77.3 million available capacity for additional revolver borrowings and letters of credit under the credit facility.

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

Until approximately May 15, 2011, borrowings under the credit agreement bore interest, at the Partnership’s option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After approximately May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on the Partnership’s consolidated total leverage ratio (as defined in the credit agreement).  The Partnership pays a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and the Partnership pays a commitment fee of 0.50% per annum on the unused availability under the credit agreement.  The credit agreement does not have a floor for the ABR or the eurodollar rate.  In connection with entering into the credit agreement, the Partnership paid certain upfront fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement.  Vitol received its pro rata portion of such fees as a lender under the credit agreement.

The credit agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.

The maximum permitted consolidated total leverage ratio is as follows:

•	4.75 to 1.00 for the fiscal quarter ending December 31, 2011; and
•	4.50 to 1.00 for the fiscal quarter ending March 31, 2012 and each fiscal quarter thereafter.

The minimum permitted consolidated interest coverage ratio (as defined in the credit agreement) is 3.00 to 1.00 for each future fiscal quarter.

In addition, the credit agreement contains various covenants that, among other restrictions, limit the Partnership’s ability to:

•	create, incur or assume liens;
•	engage in mergers or acquisitions;
•	repurchase the Partnership's equity, make distributions to unitholders and make certain other restricted payments;
•	make investments;
•	modify the terms of the Convertible Debentures and certain other indebtedness, or prepay certain indebtedness;
•	engage in transactions with affiliates;
•	enter into certain burdensome contracts;
•	change the nature of the Partnership's business;
•	enter into operating leases; and
•	make certain amendments to the Amended Partnership Agreement.

At December 31, 2011, the Partnership’s leverage ratio was 3.19 and the interest coverage ratio was 5.80.  The Partnership was in compliance with all covenants of its credit agreement as of December 31, 2011.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Amended Partnership Agreement) to unitholders so long as:  (i) no default or event of default exists under the credit agreement, (ii) the Partnership has, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) the Partnership’s consolidated total leverage ratio, on a pro forma basis, would not be greater than (y) 4.25 to 1.0 for the fiscal quarter December 31, 2011, or (z) 4.00 to 1.0 for any fiscal quarter ending on or after March 31, 2012.  The Partnership is currently allowed to make distributions to its unitholders in accordance with these covenants; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Partnership’s general partner in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.

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

The Partnership capitalized debt issuance costs of approximately $1.1 million in 2010 related to the Partnership’s prior credit facility, which was being amortized on a straight-line basis through June 2011.  Upon the execution of the new credit agreement, the Partnership wrote-off $2.9 million in debt issuance costs related to the prior credit facility, leaving a remaining balance of $0.6 million ascribed to those lenders with commitments under both the prior credit facility and the new credit facility.  The Partnership capitalized $6.4 million and $0.3 million in debt issuance costs related to the new credit facility in 2010 and 2011, respectively.  The debt issuance costs are being amortized over the term of the credit agreement.  Amortization expense related to debt issuance costs for the years ended December 31, 2009, 2010, and 2011 was $6.3 million, $4.3 million, and $1.9 million, respectively.  Interest expense for 2009 includes $0.4 million of debt issuance cost amortization expense attributable to 2008, which is not material to the Partnership's 2008 or 2009 financial statements.

During the twelve months ended December 31, 2011, the weighted average interest rate incurred by us was 11.6% resulting in interest expense of approximately $32.9 million.  The weighted average interest rate incurred by us in 2011 was impacted by interest on the Convertible Debentures and amortization of the related debt discount.  During the three months ended December 31, 2011, the weighted average interest rate under the credit agreement incurred by the Partnership was 4.7% and the total weighted average interest rate, including interest associated with the convertible debentures and the Vitol Throughput Capacity Agreement was 9.0% resulting in interest expense of approximately $5.7 million.  During the twelve months ended December 31, 2010, the Partnership capitalized interest of $3.8 million.  No interest was capitalized in 2011.

In October 2010, the Partnership issued convertible subordinated debentures in a private placement in the aggregate principal amount of $50.0 million.  If not previously redeemed, the subordinated convertible debenture, including all outstanding principal and unpaid interest, would have converted to Preferred Units on December 31, 2011.  Upon issuance, this conversion feature was considered an embedded derivative, which the Partnership was required to bifurcate and carry at its fair value each reporting period.  In connection with the establishment of the conversion price for the Preferred Units following the special meeting of the Partnership's unitholders in September 2011, the conversion option was deemed to meet the scope exception for certain contracts involving an entity's own equity in ASC 815-Derivatives and Hedging, and, therefore, the Partnership reclassified the embedded derivative as partners’ capital as of September 30, 2011.  The Partnership redeemed the Convertible Debentures on November 9, 2011.

The Partnership estimated the fair value of the embedded derivative liability to be $27.6 million at December 31, 2010.   At September 14, 2011 the fair value of this derivative liability was estimated to be $7.3 million, and subsequently, as noted above, the embedded derivative was reclassified to partners’ capital as of September 14, 2011.  Prior to this, changes to the fair value of the embedded derivative were reflected on the Partnership’s consolidated statements of operations as “Change in fair value of embedded derivative within convertible debt.” The Partnership recorded a loss of $6.7 million and a gain of $20.2 million due to the change in the fair value of the embedded derivative in 2010 and 2011, respectively.

In addition, the recording of the embedded derivative liability related to the convertible subordinated debt resulted in the Partnership recording a $20.9 million debt discount on the subordinated convertible debentures. The debt discount was being amortized to interest expense through the mandatory conversion date of December 31, 2011 using the effective interest rate method, until the redemption of the convertible debentures on November 9, 2011.  Upon redemption, the remaining unamortized debt discount was considered in the calculation of the $2.4 million extinguishment gain, which was determined to represent a capital transaction and, therefore, was recorded as a capital contribution to the Partnership by the Partnership’s general partner. For the purpose of calculating net income per limited partner unit (see Note 9) this amount was added back to net loss available to limited partners as it represents the recovery of a portion of the additional financing costs resulting from bifurcation of the conversion option and related discount on the convertible debentures.  The Partnership recognized non-cash interest expense of $3.2 million and $15.1 million in 2010 and 2011, respectively, due to the amortization of the debt discount.

9. NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net loss per common and subordinated unit (in thousands, except per unit data):

	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2011
Net income (loss)	$(16,505)	$(23,796)	$33,475
Less: General partner interest in net income (loss)	(326)	(470)	912
Less: Preferred partner interest in net income(loss)	—	—	16,446
Less: Accretion of discount on increasing rate Preferred Units	—	—	2,243
Less: Beneficial conversion feature attributable to Preferred Units	—	8,114	43,259
Plus: Beneficial conversion feature attributable to repurchased Preferred Units	—	—	(6,892	)(1)
Plus: Gain on extinguishment attributable to redemption of convertible debentures, recorded as a capital transaction	—	—	(2,375)
Net loss available to limited partners	$(16,179)	$(31,440)	$(20,118)

Basic and diluted weighted average number of units:
Common units	21,401	21,744	22,059
Subordinated units	12,571	12,571	8,817

Basic and diluted net loss per common unit	$(0.47)	$(0.91)	$(0.61)
Basic and diluted net loss per subordinated unit	$(0.47)	$(0.91)	$(0.52)
_______________
(1)	Represents a recapture by the limited partners of the previous amortization of the original beneficial conversion feature due to the repurchase of 3.2 million preferred units issued in October 2010.

10. PARTNERS’ CAPITAL AND DISTRIBUTIONS

In accordance with the terms of its partnership agreement, each quarter the Partnership distributes all of its available cash (as defined) to its unitholders. Generally, distributions are allocated first, 98% to the Series A Preferred Unitholders and 2% to its general partner until the Partnership distributes for each Series A Preferred Unit an amount equal to the Series A quarterly distribution amount discussed below; then 98% to the Series A Preferred Unitholders and 2% to its general partner until the Partnership distributes for each Series A Preferred Unit an amount equal to any Series A cumulative distribution arrearage, and, thereafter, 98% to the common unitholders and 2% to its general partner.  Distributions are also paid to the holders of restricted units and phantom units as disclosed in Note 13.

Pursuant to the terms of the Global Transaction Agreement, the Partnership issued and sold 10,769,231 Series A Preferred Units to each Purchaser (or 21,538,462 Preferred Units in the aggregate) for a cash purchase price of $6.50 per Preferred Unit, resulting in total gross proceeds of approximately $140 million.

These Preferred Units are convertible at the holders’ option into common units.  The Preferred Units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $54.5 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ capital and a decrease in Preferred Unitholders’ capital to reflect the fair value of the Preferred Units at issuance on the Partnership's consolidated statement of changes in partners’ capital for the twelve months ended December 31, 2010.  The beneficial conversion feature is considered a dividend that will be distributed ratably from the issuance date of October 25, 2010 through the first conversion date which is January 2012, resulting in an increase in preferred capital and a decrease in common and subordinated unitholders’ capital.  The impact of the beneficial conversion feature is also included in earnings per unit for the twelve months ended December 31, 2010 and 2011.

Holders of the Preferred Units are entitled to quarterly distributions of 2.125% per unit per quarter (or 8.5% per unit on an annual basis) for each quarter during the one year period after the date of issuance of the Preferred Units (pro-rated with respect to the period commencing on the date of issuance and ending on December 31, 2010 based on the number of days in such period). In the case of any quarter beginning one year after the date of the issuance of the Preferred Units, the holders of the Preferred Units are entitled to quarterly distributions of 4.375% per unit per quarter (or 17.5% per unit on an annual basis) but this amount will be decreased to 2.75% per unit per quarter (or 11.0% per unit on an annual basis) upon affirmative vote of the unitholder proposals discussed in Note 2.  The unitholders approved the proposals in September of 2011.  If the Partnership fails to pay in full any distribution on the Preferred Units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full.

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

The results of the rights offering indicate that the rights offering was over-subscribed and, accordingly, on November 9, 2011, the Partnership issued a total of 11,846,990 Preferred Units to unitholders that exercised their rights.  The Partnership received net proceeds of approximately $77 million from the rights offering.  The net proceeds from the rights offering, after deducting expenses, were used to redeem convertible debentures in the aggregate principal amount of $50 million plus accrued interest thereon that the Partnership issued to Vitol and Charlesbank and to repurchase an aggregate of 3,225,494 Preferred Units from Vitol and Charlesbank.

The Partnership paid distributions of $11.4 million during 2011 on the Preferred Units for the portion of the quarter ended December 31, 2010 during which the Preferred Units were outstanding and for the quarters ending March 31, 2011, June 30, 2011 and September 30, 2011. On February 14, 2012, the Partnership paid a distribution of $5.1 million on the Preferred Units for the quarter ended December 31, 2011.

In addition, on January 24, 2012, the Partnership declared a cash distribution of $0.11 per unit on its outstanding common units. The distribution was paid on February 14, 2012 to unitholders of record on February 3, 2012. The distribution is for the period October 1, 2011 through December 31, 2011. The total distribution paid was approximately $2.6 million, with approximately $2.5 million and $0.1 million paid to the Partnership’s common unitholders and general partner, respectively, and less than $0.1 million paid to phantom and restricted unitholders pursuant to awards granted under the Partnership’s long-term incentive plan.

11. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For the twelve months ended December 31, 2009 and 2010 SemCorp accounted for approximately 16%, and 1% respectively, of the Partnership’s revenues, excluding fuel surcharge revenues related to fuel and power consumed to operate its asphalt product storage tanks. As a result of SemCorp’s bankruptcy filings, the Partnership has replaced revenues generated by services provided to SemCorp with revenues generated from services provided to other third party customers.  For the year ended December 31, 2011, SemCorp accounted for less than 1% of the Partnership’s revenues.

For the twelve months ended December 31, 2011, Vitol Inc. accounted for 71% of crude oil terminalling and storage services revenue.  Mercuria Energy Trading, Inc. accounted for 15% of crude oil terminalling and storage services revenue in 2011.  ExxonMobil Corporation, Valero Marketing and Supply Co. and Vitol Inc. each accounted for at least 10% but no more than 25% of crude oil pipeline services revenue in 2011.  Vitol Inc. and MV Purchasing, LLC accounted for 21% and 15%, respectively, of crude oil trucking and producer field services revenue in 2011.  NuStar Marketing LLC, Ergon Asphalt & Emulsions and Suncor Energy USA accounted for at least 10% but not more than 30% of asphalt services revenue in 2011.  Vitol Inc. and Ergon Asphalt & Emulsions comprised 22% and 32%, respectively, of total accounts receivable at December 31, 2011.

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

12. RELATED PARTY TRANSACTIONS

Prior to the close of its initial public offering in July 2007, the Partnership entered into the Throughput Agreement with SemCorp. For the year ended December 31, 2009, the Partnership recognized revenue of $4.5 million under the Throughput Agreement.

In conjunction with the purchase of the Acquired Asphalt Assets in February 2008, the Partnership entered into the Terminalling Agreement with SemCorp. For the year ended December 31, 2009, the Partnership recognized revenue of $21.8 million under the Terminalling Agreement, including fuel reimbursement revenues related to fuel and power consumed to operate its asphalt product storage tanks.

Based on the minimum requirements under the Throughput Agreement and the Terminalling Agreement, SemCorp was obligated to pay the Partnership an aggregate minimum monthly fee totaling $135.0 million annually for the Partnership’s gathering and transportation services and the Partnership’s terminalling and storage services.  Pursuant to an order of the Bankruptcy Court entered on September 9, 2008, SemCorp began making payments under the Throughput Agreement at a market rate based upon SemCorp’s actual usage rather than the contractual minimums.  In connection with the Settlement, SemCorp rejected the Throughput Agreement and the Terminalling Agreement as part of its Bankruptcy Cases (see Note 21).

In connection with the Settlement, the Partnership and SemCorp entered into various agreements including the New Throughput Agreement pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to SemCorp and the New Terminalling Agreement pursuant to which the Partnership provided certain asphalt product terminalling and storage services for SemCorp’s remaining asphalt inventory.  For a further discussion of these agreements, and the other agreements entered into in connection with the Settlement, please see Note 21.

Additionally, the Partnership provides crude oil terminalling and storage services to Vitol.  For the twelve months ended December 31, 2009, 2010 and 2011, the Partnership recognized revenues of $9.4 million, $23.2 million and $44.1 million, respectively, for services provided to Vitol.  Of these amounts, $8.4 million are classified as third party revenues for the twelve months ended December 31, 2009.  For the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue.  For the twelve months ended December 31, 2010 and 2011, all revenue for services provided to Vitol is classified as related party revenue.  As of December 31, 2010 and 2011, the Partnership had $1.4 million and $3.9 million, respectively, in receivables from Vitol and its subsidiaries.

For the twelve months ended December 31, 2009, 2010 and 2011, the Partnership recognized revenues of $26.5 million, $1.0 million and $0.5 million, respectively, for services provided to SemCorp.  Of these amounts, $26.3 million are classified as related party revenues for the twelve months ended December 31, 2009.  For the twelve months ended December 31, 2010 and 2011, all revenue for services provided to SemCorp is classified as third party revenue.

Prior to the Bankruptcy Filings, the Partnership paid SemCorp a fixed administrative fee for providing general and administrative services to the Partnership. This fixed administrative fee was initially fixed at $5.0 million per year through July 2010. Concurrently with the closing of the purchase of the Acquired Asphalt Assets in February of 2008, the Partnership amended and restated the Omnibus Agreement, increasing the fixed administrative fee the Partnership paid SemCorp for providing general and administrative services to the Partnership from $5.0 million per year to $7.0 million per year. For the twelve month periods ended December 31, 2009, the Partnership recorded general and administrative expenses of $2.6 million for the services provided under the Omnibus Agreement. The obligation for SemCorp to provide services under the Amended Omnibus Agreement and the corresponding administrative fee payable by the Partnership were terminated in connection with the events related to the Manchester Change of Control. SemCorp continued to provide such services to the Partnership until the effective date of the Settlement at which time SemCorp rejected the Amended Omnibus Agreement and SemCorp and the Partnership entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services (see Note 2). In addition, in connection with the Settlement, SemCorp waived the fixed administrative fee payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 2).  For the twelve months ended December 31, 2010 and 2011, the Partnership paid SemCorp $1.3 million and $0.2 million, respectively, under the Shared Services Agreement and the Transition Services Agreement.  The Partnership completed the transition away from these agreements in the second quarter of 2011.

Prior to entering into the Shared Services Agreement, the Partnership also reimbursed SemCorp for direct operating payroll and payroll-related costs and other operating costs associated with services SemCorp’s employees provided to the Partnership. For the twelve month period ended December 31, 2009, the Partnership recorded $34.9 million in compensation costs and $2.7 million in other operating costs related to services provided by SemCorp’s employees which are reflected as operating expenses in the accompanying statement of operations.  After the effective date of the Settlement, these costs were reimbursed pursuant to the Shared Services Agreement and the Transition Services Agreement (see Note 2). In addition, in connection with the Settlement, SemCorp waived the direct operational costs attributable to the Partnership’s asphalt operations and payable by the Partnership under the Amended Omnibus Agreement for the month of March 2009 (see Note 2).

 Vitol Omnibus Agreement

On February 15, 2010, the Partnership entered into an Omnibus Agreement (the “Vitol Omnibus Agreement”) with Vitol.  Pursuant to the Vitol Omnibus Agreement, the Partnership agreed to provide certain of its employees, consultants and agents (the “Designated Persons”) to Vitol for use by Vitol’s crude oil marketing division.  In return, Vitol agreed to reimburse the Partnership in an amount equal to (i) the wages, salaries, bonuses, make whole payments, payroll taxes and the cost of all employee benefits of each Designated Person, in each case as adjusted to properly reflect the time spent by such Designated Person in the performance services for Vitol, (ii) all direct expenses, including, without limitation, any travel and entertainment expenses, incurred by each Designated Person in connection with such Designated Person’s provision of services for Vitol, (iii) a monthly charge of $1,500.00 per Designated Person for each Designated Person that performs services for Vitol during any portion of such month, plus (iv) the sum of subsections (i) through (iii) above multiplied by 0.10.  In addition, the Vitol Omnibus Agreement provides that if during any month any Designated Person has spent more than 80% of his time performing services for Vitol, then Vitol will have the right for the succeeding three months to request that such individual be transitioned directly to the employment of Vitol.  During the years ended December 31, 2010 and 2011, we received payments of $1.0 million and $1.6 million, respectively, pursuant to the Vitol Omnibus Agreement.
As of January 1, 2012, none of the Partnership’s employees are providing services to Vitol pursuant to the Vitol Omnibus Agreement.  The Vitol Omnibus Agreement was reviewed and approved by the Conflicts Committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

The Vitol Omnibus Agreement was effective as of January 1, 2010 and expires on December 31, 2013; provided, that it will automatically renew for successive periods of one year each unless either party gives the other party 180 days advance notice of termination.  The Vitol Omnibus Agreement may be terminated early if, among other items, either party fails to make payments under the Vitol Omnibus Agreement after a 10 day cure period or otherwise fails to perform its obligations under the Omnibus Agreement after a 20 day cure period.  In addition, it is an event of default under the Vitol Omnibus Agreement if Vitol ceases to be the beneficial owner of the Partnership’s general partner.

Vitol Storage Agreements

In connection with the Partnership’s acquisition of certain of its crude oil storage assets from SemCorp in May 2008, the Partnership was assigned from SemCorp a storage agreement with Vitol under which the Partnership provides crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended in 2010 to extend the term of the agreement until June 1, 2011 and again in 2011 to extend the term of the agreement to June 1, 2012.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board of Directors of the Partnership’s general partner (the “Board”) or the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions.  Vitol became a related party after the Vitol Change of Control in November 2009.  Since the amendments occurred subsequent to the Vitol change of control, they were reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  The Partnership earned revenues of approximately $13.1 million, $12.5 million and $13.2 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement during the year s ended December 31, 2009, 2010 and December 31, 2011, respectively.  The Partnership believes that the rates it charges Vitol under the 2008 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

In March of 2010, the Partnership entered into a second crude oil storage services agreement with Vitol under which the Partnership began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of the 2010 Vitol Storage Agreement is five years commencing on May 1, 2010, subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement. During the twelve months ended December 31, 2010 and 2011, the Partnership generated revenues under this agreement of approximately $8.1 million and $12.3 million, respectively.  The Partnership believes that the rates it charges Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

 Vitol Master Lease Agreement

In July of 2010, the Partnership and Vitol entered into a Master Agreement (the “Master Agreement”) relating to the lease of certain vehicles by the Partnership from Vitol.  Pursuant to the Master Agreement, the Partnership could lease certain vehicles, including light duty trucks, tractors, tank trailers and bobtail tank trucks, from Vitol for periods ranging from 36 months to 84 months depending on the type of vehicle.  The Partnership had the opportunity to purchase each vehicle at the end of the lease at the estimated residual value of such vehicle.  Leases under the Master Agreement were accounted for as operating leases.  During the years ended December 31, 2010 and 2011, the Partnership recorded expenses under this agreement of approximately $0.1 million and $0.4 million, respectively.  The Master Agreement was approved by the Board’s Conflicts Committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of its partnership agreement.  This agreement was terminated in the third quarter of 2011.  In September of 2011, the Partnership entered into a new master lease agreement with an unrelated third party.

Vitol Throughput Capacity Agreement

In August of 2010, the Partnership and Vitol entered into a Throughput Capacity Agreement (the “ENPS Throughput Agreement”).  Pursuant to the ENPS Throughput Agreement, Vitol purchased 100% of the throughput capacity on the Partnership’s Eagle North Pipeline System (“ENPS”).  The Partnership put ENPS in service in December of 2010.  In September of 2010, Vitol paid the Partnership a prepaid fee equal to $5.5 million and Vitol  pays additional usage fees for every barrel delivered by or on behalf of Vitol on ENPS.  This $5.5 million received from Vitol is accounted for as a long-term payable to a related party and is reflected as such on the Partnership’s consolidated balance sheet as of December 31, 2010.  In addition, if the payments made by Vitol in any contract year under the ENPS Throughput Agreement are in the aggregate less than $2.4 million, then Vitol will pay the Partnership a deficiency payment equal to $2.4 million minus the aggregate amount of all payments made by Vitol during such contract year.  In March 2012, the Partnership received a deficiency payment of $0.3 million from Vitol in relation to the 2011 contract year.  The ENPS Throughput Agreement has a term that extends for four years after ENPS is completed and may be extended by mutual agreement of the parties for additional one-year terms.  If the capacity on ENPS is unavailable for use by Vitol for more than 60 days, whether consecutive or nonconsecutive, during the term of the ENPS Throughput Agreement, then Vitol shall have the right to terminate the ENPS Throughput Agreement within six months after such lack of capacity.  The Partnership has previously contracted to provide throughput services on ENPS to a third party and Vitol’s rights to the capacity of ENPS are subordinate to the rights of such third party.  In addition, for so long as a default by Vitol relating to payments under the ENPS Throughput Agreement has not occurred and is continuing, the Partnership will remit to Vitol any and all tariffs and deficiency payments received by the Partnership or its affiliates from such third party pursuant to its agreement with the Partnership.  The ENPS Throughput Agreement was approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of its partnership agreement.

During the twelve months ended December 31, 2010 and 2011, the Partnership incurred interest expense under this agreement of approximately $0.2 million and $0.7 million, respectively.  The agreement has an effective annual interest rate of 14.1% and matures on December 31, 2014.

Vitol’s Commitment under the Partnership’s Credit Agreement

Vitol is a lender under the Partnership’s current credit agreement and has committed to loan the Partnership $15.0 million pursuant to such agreement.   During 2010 and 2011, Vitol received its pro rata portion of the upfront fees and interest payments in connection with being a lender under the credit agreement and received approximately $0.4 million and $0.7 million, respectively, in connection therewith.

13. LONG-TERM INCENTIVE PLAN

In July 2007, the Partnership’s general partner adopted the SemGroup Energy Partners G.P., L.L.C. Long-Term Incentive Plan (subsequently renamed the Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan) (the “Plan”). The compensation committee of the Board administers the Plan. The Plan authorizes the grant of an aggregate of 2.6 million common units deliverable upon vesting. In September 2011, the Plan was amended to increase the number of common units reserved for issuance under the Plan by 1.35 million common units from 1.25 common units to 2.6 million common units.  Although other types of awards are contemplated under the Plan, awards issued to date include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”).

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

In April 2009, 1,667 restricted subordinated units previously awarded to Duke R. Ligon were cancelled and were replaced by a grant of 1,667 restricted common units.  The restricted common units granted to Mr. Ligon vest in one-third increments over a three-year period.  In March 2009, 30,000 phantom common units were granted which vest in one-third increments over three years.  Due to the Vitol Change of Control, all outstanding awards as of November 23, 2009 vested.  In December 2009, 25,415 common units were issued in connection with the vesting of the outstanding awards due to the Vitol Change of Control.

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

In both December 2010 and 2011, 7,500 restricted common units were granted which vest in one-third increments over three years.  These grants were made in connection with the anniversary of the independent directors joining the Board.

In March 2011, grants for 299,900 phantom common units were made, all of which vest on January 1, 2014.  These grants are equity awards under ASC 718 – Stock Compensation , and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $8.25 per unit, which is the closing market price on the March 10, 2011 grant date of the awards. The value of these award grants was approximately $1.8 million on their grant date, and the unrecognized estimated compensation cost at December 31, 2011 was $1.3 million, which will be recognized over the remaining vesting period. As of December 31, 2011, the Partnership expects approximately 75% of these awards will vest.  The Partnership’s equity-based incentive compensation expense for the twelve months ended December 31, 2011 was $0.5 million.

Activity pertaining to phantom common unit and restricted common unit awards granted under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	5,000	$3.85
Granted	42,500	4.43
Vested	35,000	2.61
Forfeited	—	—
Nonvested at December 31, 2009	12,500	$9.29
Granted	7,500	7.30
Vested	12,500	9.29
Forfeited	—	—
Nonvested at December 31, 2010	7,500	$7.30
Granted	307,400	8.19
Vested	2,499	7.30
Forfeited	5,250	8.25
Nonvested at December 31, 2011	307,151	$8.17

The fair value of the phantom common units granted in 2009 and 2011 at the grant date was $0.1 million and $1.8 million, respectively.  The fair value of the restricted common units granted in 2009, 2010 and 2011 at the grant date was $0.1 million, $0.1 million and $0.1 million, respectively.  The Partnership's equity-based incentive compensation expense for the years ended December 31, 2009, 2010 and 2011 was $0.1 million, $0.1 million and $0.5 million, respectively.  As of December 31, 2011, the Partnership has $1.3 million in compensation expense to be recognized over the next three years related to awards that have not vested.

On October 19, 2011, as part of a litigation settlement, a former member of the Board, Mr. Thomas L. Kivisto, forfeited 150,000 vested but unissued common units related to phantom units awarded under the Plan in 2007 and 2008. As such, the Partnership recognized a gain of $0.8 million for the twelve months ended December 31, 2011 related to the clawback of the awards and the compensation expense that had been recognized during the vesting period.  The gain is reflected as a reduction of general and administrative expenses for the twelve months ended December 31, 2011.

14. EMPLOYEE BENEFIT PLAN

Under the Partnership's 401(k) Plan, which was formed in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.6 million, $1.1 million and $1.3 million in 2009, 2010, and 2011, respectively, for discretionary contributions under the plan.

Also under the Partnership's 401(k) Plan, The Partnership may make annual lump-sum contributions to the Plan irrespective of the employee’s contribution match.  The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation.  This contribution is retirement income under the qualified Plan.  Annual profit sharing contributions to the Plan are submitted to and approved by the Board.  The Partnership recognized expense of $0.7 million in 2011 for discretionary profit sharing contributions under the Plan.

15. COMMITMENTS AND CONTINGENCIES

The Partnership leases certain real property, equipment and operating facilities under various operating and capital leases. It also incurs costs associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations. Future non-cancellable commitments related to these items at December 31, 2011, are summarized below (in thousands):

Operating Leases
For twelve months ending:
December 31, 2012	$4,988
December 31, 2013	3,607
December 31, 2014	2,649
December 31, 2015	1,578
December 31, 2016	369
Thereafter	920
Total future minimum lease payments	$14,111

Rental expense related to leases was $4.4 million, $4.8 million and $5.8 million for each of the years ended December 31, 2009, 2010 and 2011, respectively.

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

In the fourth quarter of 2010, the Partnership recorded a contingent loss of $20.2 million related to its portion of the settlement and a related insurance recovery receivable of $13.0 million.   Pursuant to the Stipulation and the Judgment, on October 12, 2011, the Partnership issued and transferred 767,414 common units with a value equal to approximately $5.2 million to lead plaintiff’s counsel in the Class Action Litigation.  The transfer of the 767,414 common units is the final payment to the class by the Partnership required by the Stipulation and the Judgment.  Furthermore, in October of 2011, $13.0 million of insurance proceeds associated with the previously recorded insurance recovery receivable was funded by the insurers in connection with the settlement.  No parties admit any wrongdoing as part of the settlement.

On July 21, 2008, the Partnership received a letter from the staff of the Securities and Exchange Commission (the “SEC”) giving notice that the SEC is conducting an inquiry relating to the Partnership and requesting, among other things, that the Partnership voluntarily preserve, retain and produce to the SEC certain documents and information relating primarily to the Partnership’s disclosures respecting SemCorp’s liquidity issues, which were the subject of the Partnership’s July 17, 2008 press release.  On October 21, 2008, the Partnership received a subpoena from the SEC pursuant to a formal order of investigation requesting certain documents relating to, among other things, SemCorp’s liquidity issues.  The Partnership received a subpoena from the SEC in connection with the investigation requesting that the Partnership produce additional documents by November 20, 2010 and additional documents were produced in January 2011.  On October 18, 2011, the SEC announced that it had reached a settlement with Thomas L. Kivisto, a former member of the Board, with respect to certain asserted claims against Mr. Kivisto.  On November 28, 2011, the Partnership received a letter from the staff of the SEC notifying the Partnership that the staff has completed its investigation of the Partnership and does not intend to recommend any enforcement action by the SEC.

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

Messrs. Kivisto, Wallace, Cooper, Foxx and Stallings have reached an agreement with the Litigation Trust to settle the claims against them in the adversary proceedings described above.  The agreement calls for the payment of $30 million to the Trust out of the proceeds of certain SemCorp insurance policies.  In exchange, the Trust will provide a release of claims against Messrs. Kivisto, Wallace, Cooper, Foxx and Stallings.  The court approved the settlement over an objection, which was subsequently appealed.  The objector, the Trust, and Messrs. Kivisto, Wallace, Cooper, Foxx and Stallings reached an agreement to resolve that appeal on October 11, 2011.  Pursuant to that agreement, the court dismissed the appeal and the settlement became final on October 26, 2011.

On July 24, 2009, the Partnership filed suit against Navigators Insurance Company (“Navigators”) and Darwin National Assurance Company (“Darwin”) in Tulsa County district court. In that suit, the Partnership is seeking a declaratory judgment that Darwin and Navigators did not have the right to rescind binders issued to the Partnership for three excess insurance policies in its Directors and Officers insurance program for the period from July 18, 2008 to July 18, 2009. The face amount of two of the policies was $10,000,000, and the face amount of the third policy was $5,000,000. The suit seeks a declaratory judgment that the binders were enforceable insurance contracts of Navigators and Darwin that have not been rescinded or cancelled. The suit also alleges that the attempted rescissions were in breach of contract and violated the duty of good faith and fair dealing, for which the Partnership is seeking the recovery of damages and attorneys’ fees.  This case has been temporarily stayed pursuant to the terms of a Settlement Agreement and Release (the "Settlement Agreement") between the Partnership, Navigators, and Darwin. The Settlement Agreement was entered into as part of the settlement of the Class Action Litigation.  The Court held a hearing on October 5, 2011 and granted final approval of the proposed Class Action Litigation settlement and issued the final Judgment in accordance with the Stipulation signed in the Class Action Litigation. Pursuant to the Stipulation, the Judgment became final on November 7, 2011. Pursuant to the Settlement Agreement, the Partnership dismissed with prejudice the suit against Navigators and Darwin in the fourth quarter of 2011.

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

On February 6, 2012, the Partnership filed suit against SemCorp in Oklahoma County district court. SemCorp’s answer in the civil proceedings is due on March 26, 2012.  In the suit, the Partnership is seeking a declaratory judgment that SemCorp immediately return approximately 140,000 barrels of crude oil linefill belonging to the Partnership, and the Partnership is seeking judgment in an amount in excess of $75,000 for actual damages, special damages, punitive damages, pre-judgment interest, reasonable attorney’s fees, and costs, and such other relief that the Court deems equitable and just.

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

At December 31, 2010 and 2011, the Partnership was not aware of any existing conditions that may cause it to incur significant expenditures in the future for the remediation of existing contamination. As such, the Partnership has not reflected in the accompanying financial statements any liabilities for environmental obligations to be incurred in the future based on existing contamination. Changes in the Partnership’s estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

The Partnership had no recurring financial assets or liabilities subject to fair value measurements as of December 31, 2011.

The fair value of the embedded conversion option which was separated (and accounted for separately at fair value) from the subordinated convertible debt was derived using a valuation model and has been classified as Level 3. The valuation model used is a discounted cash flow model and assumes future distribution payments by the Partnership and utilizes interest rates and credit spreads for subordinated debt to preferred stock to determine the fair value of the derivative embedded within the convertible debt. The change in fair value of the derivative liability from the date of issuance of the subordinated convertible debentures on October 25, 2010 through December 31, 2010 of $6.7 million is included in other expense in the Partnership’s consolidated statements of operations.  The change in fair value of the derivative liability for the twelve months ended December 31, 2011 of $20.2 million is included in other income in the Partnership’s consolidated statements of operations.  In connection with the establishment of the conversion price for the Preferred Units following the special meeting of the Partnership's unitholders in September 2011, the number of Preferred Units issuable upon conversion of the Convertible Debentures would be an amount equal to (i) the sum of the outstanding principal and any accrued and unpaid interest being converted, divided by (ii) 6.50.  The establishment of the conversion rate resulted in the embedded derivative meeting the scope exception in ASC 815-15 – Embedded Derivatives, and, therefore, the Partnership reclassified the embedded derivative as partners’ capital in the third quarter of 2011.

The fair value of the rights offering contingency related to certain rights that were offered to common unitholders under the approved Global Transaction Agreement was derived using a valuation model and has been classified as Level 3.  The valuation model used is a probability-weighted model and assumes both the probability of approval of the unitholder proposals by the common unitholders and the number of rights that are exercised as well as the expected fair value of the Preferred Units at the time such rights are exercised.  The consummation of the rights offering resulted in the Partnership reclassifying the rights offering liability as partners’ capital in the third quarter of 2011.  The change in fair value of the rights offering liability for the twelve months ended December 31, 2010 and 2011 of $4.4 million and $1.9 million, respectively, is included in other income in the Partnership’s consolidated statements of operations.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2011
Beginning balance	$35,726	$37,991
Total gains or losses (realized/unrealized)
Included in earnings	2,265	(22,107)
Included in other comprehensive income	—	—
Settlements(1)	—	(15,884)
Transfers in and/or out of Level 3	—	—
Ending balance	$37,991	$—

The amount of total income for the period included in earnings attributable to the change in unrealized gains for liabilities still held at the reporting date	$(2,265)	$—
_______________
(1)	As noted above, the Partnership reclassified the embedded derivative within Convertible Debentures and the rights offering liability to partners’ capital in the third quarter of 2011.

 18. OPERATING SEGMENTS

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Crude Oil Terminalling and Storage Services	Crude Oil Pipeline Services	Crude Oil Trucking and Producer Field Services	Asphalt Services	Total
Year ended December 31, 2009
Service revenue
Third party revenue	$39,662	$12,964	$36,185	$35,890	$124,701
Related party revenue	3,638	523	6,090	21,824	32,075	(1)
Total revenue for reportable segments	43,300	13,487	42,275	57,714	156,776
Operating expenses (excluding depreciation and amortization)	2,994	8,198	38,307	22,559	72,058
Gain on settlement transaction	(2,585)	—	—	—	(2,585)
Operating margin (excluding depreciation and amortization)	42,891	5,289	3,968	35,155	87,303	(2)
Additions to long-lived assets	2,166	10,492	22	3,096	15,776
Total assets (end of period)	75,725	84,831	11,122	139,023	310,701

Year Ended December 31, 2010
Service revenue
Third party revenue	$17,701	$11,740	$42,437	$57,205	$129,083
Related party revenue	21,258	1,543	740	—	23,541	(1)
Total revenue for reportable segments	38,959	13,283	43,177	57,205	152,624
Operating expenses (excluding depreciation and amortization)	3,472	10,154	41,522	21,060	76,208
Operating margin (excluding depreciation and amortization)	35,487	3,129	1,655	36,145	76,416	(2)
Additions to long-lived assets	2,382	13,000	4,273	3,716	23,371
Total assets (end of period)	73,500	104,043	14,977	131,318	323,838

Year Ended December 31, 2011
Service revenue
Third party revenue	$11,067	$16,984	$44,366	$60,201	$132,618
Related party revenue	27,608	4,807	11,561	113	44,089	(1)
Total revenue for reportable segments	38,675	21,791	55,927	60,314	176,707
Operating expenses (excluding depreciation and amortization)	4,573	15,589	49,660	22,246	92,068
Operating margin (excluding depreciation and amortization)	34,102	6,202	6,267	38,068	84,639	(2)
Additions to long-lived assets	5,401	6,144	1,362	6,080	18,987
Total assets (end of period)	69,840	99,228	15,917	119,770	304,755

(1)
The Partnership provides services to SemCorp and Vitol.  For the twelve months ended December 31, 2009, 2010 and 2011 the Partnership recognized revenues of $26.5 million, $1.0 million and $0.5 million, respectively, for services provided to SemCorp.  Of these amounts, $26.3 million are classified as related party revenues for the twelve months ended December 31, 2009.   For the twelve months ended December 31, 2009, $0.2 million in revenue for services provided to SemCorp subsequent to the Vitol Change of Control is classified as third party revenue.  All revenues for services provided to SemCorp during the twelve months ended December 31, 2010 and 2011 are classified as third party revenues.  For the twelve months ended December 31, 2009, 2010 and 2011, the Partnership recognized revenues of $9.4 million, $23.5 million and $44.1 million, respectively, for services provided to Vitol.  Of these amounts, $8.4 million are classified as third party revenues for the twelve months ended December 31, 2009.  For the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control is classified as related party revenue. All revenues for services provided to Vitol during the twelve months ended December 31, 2010 and 2011 are classified as related party revenues.

(2)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2009	2010	2011
Operating margin (excluding depreciation and amortization)	$87,303	$76,416	$84,639
Depreciation and amortization	24,067	21,447	22,775
Loss contingency, net of insurance recoveries	—	7,200	—
General and administrative expenses	28,137	20,454	17,311
Interest expense	51,399	48,638	32,898
Change in fair value of embedded derivative within convertible debt	—	6,650	(20,224)
Change in fair value of rights offering contingency	—	(4,384)	(1,883)
Income (loss) before income taxes	$(16,300)	$(23,589)	$33,762

19. RECENTLY ISSUED ACCOUNTING STANDARDS

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

 In September 2011, the FASB issued ASU 2011-08, “Testing for Goodwill Impairment,” which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these assessments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Partnership adopted this guidance in its December 31, 2011 annual impairment test, and the impact was not material.

20. INCOME TAXES

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

The Partnership has entered into storage contracts and leases with third party customers with respect to substantially all of its asphalt facilities. At the time of entering into such agreements, it was unclear under current tax law as to whether the rental income from the leases, and the fees attributable to certain of the processing services the Partnership provides under certain of the storage contracts, constitute “qualifying income.” In the second quarter of 2009, the Partnership submitted a request for a ruling from the IRS that rental income from the leases constitutes “qualifying income.” In October 2009, the Partnership received a favorable ruling from the IRS. As part of this ruling, however, the Partnership agreed to transfer, and has transferred, certain of its asphalt processing assets and related fee income to a subsidiary taxed as a corporation. This transfer occurred in the first quarter of 2010.  Such subsidiary is required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and state (and possibly local) income tax at varying rates.  Distributions from this subsidiary are generally taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of this subsidiary flow through to the Partnership’s unitholders.

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets at December 31, 2011 are presented below (in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$1,204
Net operating loss carryforwards	36
Deferred tax asset	1,240

Less: valuation allowance	(1,240)

Net deferred tax asset	$—

Given the Partnership’s subsidiary taxed as a corporation has limited earnings history to determine the likelihood of realizing the benefits of the deferred tax assets and the fact that the Partnership anticipates this subsidiary will generate net operating losses for the foreseeable future, the Partnership has provided a full valuation allowance against its deferred tax asset.

21. IMPACT OF BANKRUPTCY OF SEMCORP AND RELATED EVENTS

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

Shared Services Agreement

In connection with the Settlement, the Partnership entered into the Shared Services Agreement with SemCorp.  Pursuant to the Shared Services Agreement, SemCorp provided certain general shared services, Cushing shared services (as described below), and SCADA services (as described below) to the Partnership.

The general shared services included crude oil movement services, Department of Transportation services, right-of-way services, environmental services, pipeline and civil structural maintenance services, safety services, pipeline truck station maintenance services, project support services and truck dispatch services.  The fees for such general shared services were fixed at $125,000 for the month of April 2009.  Thereafter the fees were calculated in accordance with the formulas contained therein.  SemCorp agreed to provide the general shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties. The Partnership had transitioned away from general shared services as of December 31, 2010.

The Cushing shared services included operational and maintenance services related to terminals at Cushing, Oklahoma.  The fees for such Cushing shared services were fixed at $20,000 for the month of April 2009.  Thereafter the fees were calculated in accordance with the formulas contained therein.  SemCorp had agreed to provide the Cushing shared services for three years (subject to earlier termination as provided therein) and the term may be extended an additional year by mutual agreement of the parties. The Partnership had transitioned away from Cushing shared services as of December 31, 2010.

The SCADA services included services related to the operation of the SCADA system which is used in connection with the Partnership’s crude oil operations.  The fees for such SCADA services were fixed at $15,000 for the month of April 2009.  Thereafter the fees were calculated in accordance with the formulas contained therein.  SemCorp agreed to provide the SCADA services for five years (subject to earlier termination as provided therein) and the Partnership had the option to extend the term for two subsequent five year periods. The Partnership completed the transition away from these services in the second quarter of 2011.

Transition Services Agreement

In connection with the Settlement, the Partnership entered into the Transition Services Agreement with SemCorp.  Pursuant to the Transition Services Agreement, SemCorp provided certain corporate, crude oil and asphalt transition services, in each case for a limited amount of time, to the Partnership.

Transfer of Crude Oil Assets

In connection with the Settlement, the Partnership transferred certain crude oil assets located in Kansas and northern Oklahoma to SemCorp.  These transfers included real property and associated personal property at locations where SemCorp owned the pipeline.  The Partnership retained certain access and connection rights to enable it to continue to operate its crude oil trucking business in such areas.  In addition, the Partnership transferred its interests in the SCADA system, a crude oil inventory tracking system, to SemCorp.  The Partnership completed the implementation of a new SCADA system in the second quarter of 2011.

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

New Throughput Agreement

In connection with the Settlement, the Partnership and SemCorp entered into a Throughput Agreement (the “New Throughput Agreement”), pursuant to which the Partnership provides certain crude oil gathering, transportation, terminalling and storage services to SemCorp.  In 2009, 2010 and 2011, the Partnership recognized revenue of $2.0 million, $0.8 million and $0.3 million, respectively, for services provided to SemCorp under the New Throughput Agreement.

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

Operation and General Administration of the Partnership

As is the case with many publicly traded partnerships, the Partnership did not historically directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs.  Pursuant to the Amended Omnibus Agreement, SemCorp operated the Partnership's assets and performed other administrative services for the Partnership such as accounting, legal, regulatory, development, finance, land and engineering.  The events related to the Bankruptcy Filings terminated SemCorp’s obligations to provide services to the Partnership under the Amended Omnibus Agreement.  SemCorp continued to provide such services to the Partnership until the effective date of the Settlement at which time SemCorp rejected the Amended Omnibus Agreement and the Partnership and SemCorp entered into the Shared Services Agreement and the Transition Services Agreement relating to the provision of such services.   The Partnership completed its transition away from all services provided by SemCorp in the second quarter of 2011.

Credit Facility

In connection with the events related to the Bankruptcy Filings, certain events of default occurred under the Partnership’s prior credit agreement.  On September 18, 2008, the Partnership and the requisite lenders under its prior credit facility entered into the Forbearance Agreement relating to such events of default.  On April 7, 2009, the Partnership and the requisite lenders entered into the Credit Agreement Amendment, under which the lenders consented to the Settlement and waived all existing defaults and events of default described in the Forbearance Agreement and amendments thereto.  On March 29, 2010, the Partnership entered into a Waiver and Amendment to Credit Agreement (the “March 2010 Amendment”) with its lenders who are a party thereto.  The March 2010 Amendment, among other things, (i) subject to certain limitations, waived the requirement for the report of the Partnership's independent registered public accounting firm accompanying the Partnership’s financial statements for the year ended December 31, 2009 to not contain an explanatory paragraph expressing significant doubt about the Partnership's ability to continue as a going concern, (ii) subject to certain limitations, waived the requirement for the report of the Partnership's independent registered public accounting firm accompanying the Partnership’s financial statements for the 2010 fiscal year to not contain an explanatory paragraph expressing significant doubt about the Partnership's ability to continue as a going concern, and (iii) increased the applicable interest rate under the prior credit agreement by 2.0% per annum (the “Deferred Interest”); provided, that the Deferred Interest was not payable until the earlier of (a) the June 30, 2011 maturity date of the credit agreement or (b) the repayment in full of all amounts outstanding under the credit agreement and the termination of the lenders’ commitments under the credit agreement.  If the Partnership refinanced all of the debt under its credit agreement on or before January 6, 2011, all Deferred Interest would be automatically forgiven by the lenders.  In October of 2010, the Partnership entered into a new credit agreement.  See Note 8 for more information regarding the Partnership’s credit facility.

Distributions to Unitholders

The Partnership did not make a distribution to its common unitholders, subordinated unitholders or general partner attributable to the results of operations for the quarter ended June 30, 2008 through the quarter ended September 30, 2011 due to the events of default under its credit agreement and the uncertainty of its future cash flows relating to the Bankruptcy Filings.   The Partnership’s unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a cash distribution for such periods.  On February 14, 2012 the Partnership paid a distribution of $0.11 per common share, or a total distribution of $2.5 million, for the quarter ended December 31, 2011 to common unitholders of record as of February 3, 2012.  The Partnership also paid a distribution of $0.17 per Preferred Unit, or a total distribution of $5.1 million, to Preferred Unitholders of record as of February 3, 2012.

 Nasdaq Delisting

Effective at the opening of business on February 20, 2009, trading in the Partnership’s common units was suspended on the Nasdaq Global Market (“Nasdaq”) due to its failure to timely file its periodic reports with the SEC, and the Partnership’s common units were subsequently delisted from Nasdaq.  The Partnership’s common units were relisted on the NASDAQ Global Market effective May 16, 2011.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010:
Revenues	$37,032	$38,443	$38,056	$39,093	$152,624
Operating income (loss)	7,421	10,901	10,732	(1,739)	27,315
Net loss	(5,051)	(2,701)	(2,848)	(13,196)	(23,796)
Basic and diluted net loss per common unit	(0.14)	(0.08)	(0.08)	(0.61)	(0.91)
Basic and diluted net loss per subordinated unit	(0.14)	(0.08)	(0.08)	(0.61)	(0.91)

2011:
Revenues	$41,523	$43,091	$46,511	$45,582	$176,707
Operating income	8,301	8,819	14,215	13,218	44,553
Net income (loss)	2,634	(5,345)	28,605	7,581	33,475
Basic and diluted net income (loss) per common unit	(0.39)	(0.55)	0.38	(0.05)	(0.61)
Basic and diluted net income (loss) per subordinated unit	(0.39)	(0.55)	0.42	—	(0.52)

23. SUBSEQUENT EVENTS

In February of 2012, we experienced a leak on our Longview pipeline system, in which approximately 72 barrels of crude oil were released.  The Partnership is in the process of cleaning the site and currently anticipates filing insurance claims with a $0.25 million deductible in 2012.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Blueknight Energy Partners, L.P. (the “Partnership”), dated November 19, 2009 but effective as of December 1, 2009 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 24, 2009, and incorporated herein by reference).

3.2
Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated September 14, 2011 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed September 14, 2011, and incorporated herein by reference).

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

4.5	Specimen Series A Preferred Unit Certificate (filed as Exhibit 4.3 to the Partnership’s Current Report on Form 8-K, filed September 27, 2011, and incorporated herein by reference
10.1
Consulting Services Agreement, dated August 17, 2011 to be effective as of July 1, 2011, by and between BKEP Pipeline, L.L.C. and Vitol Midstream LLC (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed August 18, 2011, and incorporated herein by reference).

10.2
Operating and Maintenance Agreement, dated August 17, 2011 to be effective as of July 1, 2011, by and between BKEP Pipeline, L.L.C. and Vitol Midstream LLC (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed August 18, 2011, and incorporated herein by reference)

10.3
Order Preliminarily Approving Settlement, U.S. District Court for the Northern District of Oklahoma, dated June 9, 2011 (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on June 13, 2011, and incorporated herein by reference).

10.4	Stipulation of Settlement, dated May 3, 2011 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on May 6, 2011 and incorporated herein by reference).
10.5
Credit Agreement, dated as of October 25, 2010, by and among the Partnership, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.6
First Amendment to Credit Agreement, dated as of April 1, 2011, by and among Blueknight Energy Partners, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 1-.1 to the Partnership’s Current Report on Form 8-K, filed April 5, 2011 and incorporated herein by reference).

10.7
Joinder Agreement, dated as of April 5, 2011, by and among Blueknight Energy Partners, L.P., Boerenleenbank B.A. “Rabobank Nederland”, New York Branch (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed April 5, 2011 and incorporated by reference herein).

10.8
Convertible Subordinated Debenture of the Partnership in favor of Blueknight Energy Holding, Inc., dated as of October 25, 2010 (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.9
Convertible Subordinated Debenture of the Partnership in favor of CB-Blueknight, LLC, dated as of October 25, 2010 (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.10
Global Transaction Agreement, dated as of October 25, 2010, by and among Blueknight Energy Partners G.P., L.L.C., the Partnership and the purchasers set forth in Schedule I thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 25, 2010, and incorporated herein by reference).

10.11
First Amendment to Global Transaction Agreement, dated May 12, 2011, by and among Blueknight Energy Partners, L.P., Blueknight Energy Partners G.P., L.L.C., Blueknight Energy Holding, Inc. and CB-Blueknight, LLC (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 13, 2011 and incorporated by reference herein).

10.12#
Crude Oil Storage Services Agreement, effective as of June 30, 2008, by and between SemCrude, L.P. and Vitol Inc. (filed as Exhibit 10.52 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.13#
Amendment to Crude Oil Storage Services Agreement, effective June 1, 2010, by and between SemGroup Energy Partners, L.L.C and Vitol Inc. (filed as Exhibit 10.53 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.14#
Crude Oil Storage Services Agreement, effective as of May 1, 2010, by and between BKEP Crude, L.L.C. and Vitol Inc. (filed as Exhibit 10.54 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.15
Throughput Capacity Agreement, dated August 31, 2010 to be effective as of March 30, 2010, by and between BKEP Crude, L.L.C. and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 9, 2010, and incorporated herein by reference).

10.16
Omnibus Agreement, dated as of February 15, 2010 but effective as of January 1, 2010, by and among BKEP Operating, L.L.C., BKEP Crude, L.L.C., BKEP Management, Inc. and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on February 16, 2010, and incorporated herein by reference).

10.17
Master Agreement, dated July 26, 2010, by and between BKEP Operating, L.L.C. and Euromin Inc (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on July 30, 2010, and incorporated herein by reference).

10.18†
Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (as amended and restated effective June 9, 2011) (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed September 14, 2011, and incorporated herein by reference).

10.19†	Form of Employment Agreement (filed as Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.20†	Form of Employment Agreement (filed as Exhibit 10.14 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.21†	Form of Employment Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).
10.22†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.23†	Form of Phantom Unit Agreement (filed as Exhibit 10.15 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.24†	Form of Phantom Unit Agreement (filed as Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K, filed on March 16, 2011, and incorporated herein by reference).
10.25†	Form of Retention Agreement (filed as Exhibit 10.16 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.26†	Form of Director Restricted Common Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.27†	Form of Director Restricted Subordinated Unit Agreement (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.28†
SemGroup Energy Partners G.P., L.L.C. 2009 Executive Cash Bonus Plan (filed as Exhibit 10.22 to the Partnership’s Annual Report on Form 10-K, filed on July 2, 2009, and incorporated herein by reference).

10.29
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

101**
The following financial information from Blueknight Energy Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): _________

______________________
*	Filed herewith.
**	Furnished herewith.
#
Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.