Form 10-Q
period 2012-03-31
Blueknight Energy Partners, L.P.
filed 2012-05-09
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number 001-33503

BLUEKNIGHT ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8536826 (IRS Employer Identification No.)

201 NW 10th, Suite 200 Oklahoma City, Oklahoma 73103 (Address of principal executive offices, zip code) Registrant’s telephone number, including area code: (405) 278-6400

Two Warren Place
6120 South Yale Avenue, Suite 500
Tulsa, Oklahoma 74136
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

As of May 7, 2012, there were 30,159,958 Series A Preferred Units and 22,670,137 common units outstanding.

i

PART I.                       FINANCIAL INFORMATION

Item 1.                          Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED BALANCE SHEET (in thousands, except per unit data)

	As of	As of
	December 31, 2011	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,239	$4,935
Accounts receivable, net of allowance for doubtful accounts of $476 for both dates	14,191	11,052
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	4,397	2,643
Prepaid insurance	1,725	1,002
Assets held for sale	603	1,395
Other current assets	1,838	3,034
Total current assets	23,993	24,061
Property, plant and equipment, net of accumulated depreciation of $135,302 and $139,381 at December 31, 2011 and March 31, 2012, respectively	266,355	263,504
Goodwill	7,216	7,216
Debt issuance costs, net	5,000	4,556
Intangibles and other assets, net	2,191	2,006
Total assets	$304,755	$301,343
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$10,138	$7,501
Accrued loss contingency (see Note 13)	1,090	1,090
Accrued interest payable	231	226
Accrued interest payable to related parties	362	161
Accrued property taxes payable	1,813	1,249
Unearned revenue	790	3,686
Unearned revenue with related parties	1,149	2,125
Accrued payroll	5,226	2,920
Other accrued liabilities	3,740	3,998
Current portion of long-term payable to related parties	1,636	1,694
Total current liabilities	26,175	24,650
Long-term payable to related parties	2,681	2,235
Other long-term liabilities	100	146
Long-term debt (including $15.0 million with related parties for both dates)	218,000	212,000
Commitments and contingencies (Notes 5 and 13)
Partners’ capital (deficit):
Series A Preferred Units (30,159,958 units issued and outstanding for both dates)	202,746	204,599
Common unitholders (22,657,638 and 22,660,137 units issued and outstanding at December 31, 2011 and March 31, 2012, respectively)	465,483	468,049
General partner interest (2.1% with 1,127,755 general partner units outstanding for both dates)	(610,430)	(610,336)
Total Partners’ capital	57,799	62,312
Total liabilities and Partners’ capital	$304,755	$301,343
See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three months ended March 31,
	2011	2012
	(unaudited)
Service revenue:
Third party revenue	$31,954	$33,134
Related party revenue	9,569	11,443
Total revenue	41,523	44,577
Expenses:
Operating	28,636	29,288
General and administrative	4,608	5,103
Total expenses	33,244	34,391
Gain on sale of assets	22	4,955
Operating income:	8,301	15,141
Other (income) expenses:
Interest expense	9,052	3,071
Change in fair value of embedded derivative within convertible debt	(8,297)	—
Change in fair value of rights offering liability	4,842	—
Income before income taxes	2,704	12,070
Provision for income taxes	70	76
Net income	$2,634	$11,994
Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$156	$308
Preferred interest in net income	$5,174	$5,391
Beneficial conversion feature attributable to preferred units	$10,899	$1,853
Income (loss) available to common and subordinated unitholders	$(13,595)	$4,442

Basic and diluted net income (loss) per common unit	$(0.39)	$0.20
Basic and diluted net income (loss) per subordinated unit	$(0.39)	$—

Weighted average common units outstanding - basic and diluted	21,890	22,660
Weighted average subordinated units outstanding - basic and diluted	12,571	—
See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
Balance, December 31, 2011	$465,483	$202,746	$(610,430)	$57,799
Net income	6,672	5,071	251	11,994
Equity-based incentive compensation	270	—	5	275
Amortization of beneficial conversion feature of Preferred units	(1,853)	1,853	—	—
Distributions	(2,523)	(5,071)	(162)	(7,756)
Balance, March 31, 2012	$468,049	$204,599	$(610,336)	$62,312

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three months ended March 31,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$2,634	$11,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,705	5,655
Amortization and write-off of debt issuance costs	473	444
Amortization of subordinated debenture discount	4,354	—
Change in fair value of embedded derivative within convertible debt	(8,297)	—
Change in fair value of rights offering liability	4,842	—
Gain on sale of assets	(22)	(4,955)
Equity-based incentive compensation	42	275
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(853)	3,139
Decrease in receivables from related parties	88	1,754
Decrease (increase) in prepaid insurance	(22)	858
Decrease (increase) in other current assets	533	(1,196)
Decrease in other assets	1,039	29
Decrease in accounts payable	(1,519)	(1,868)
Decrease in accrued interest payable	(66)	(5)
Increase (decrease) in accrued interest payable to related parties	1,113	(201)
Decrease in accrued property taxes	(718)	(564)
Increase in unearned revenue	79	2,896
Increase (decrease) in unearned revenue from related parties	(29)	976
Increase (decrease) in accrued payroll	574	(2,306)
Increase in other accrued liabilities	355	446
Net cash provided by operating activities	10,305	17,371
Cash flows from investing activities:
Acquisitions	(133)	—
Capital expenditures	(5,762)	(6,207)
Proceeds from sale of assets	22	6,818
Net cash provided by (used in) investing activities	(5,873)	611
Cash flows from financing activities:
Payment on insurance premium financing agreement	(58)	(142)
Payments on long-term payable to related party	(98)	(388)
Borrowings under credit facility	1,000	12,000
Payments under credit facility	(5,000)	(18,000)
Distributions	—	(7,756)
Net cash used in financing activities	(4,156)	(14,286)
Net increase in cash and cash equivalents	276	3,696
Cash and cash equivalents at beginning of period	4,840	1,239
Cash and cash equivalents at end of period	$5,116	$4,935
Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$445	$(769)
See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).  The consolidated statements of operations for the three months ended March 31, 2011 and 2012, the consolidated statement of changes in partners’ capital (deficit) for the three months ended March 31, 2012, the statement of cash flows for the three months ended March 31, 2011 and 2012, and the consolidated balance sheet as of March 31, 2012 are unaudited.  In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2011 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2012 (the “2011 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 4 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K. A reclassification has been made in the consolidated financial statements for the three months ended March 31, 2011 to conform to the 2012 financial statement presentation.  This was a reclassification of gain on sale of assets from operating expenses to a separate component of operating income.  The reclassification has no impact on net income.

3.	RECENT EVENTS

On January 10, 2012, the Partnership announced the planned retirement of the Chief Executive Officer of the Partnership’s general partner, Mr. James Dyer, who will remain as Chief Executive Officer until his successor is appointed.

On June 1, 2012, the Partnership's crude oil storage contract with Vitol will expire according to its terms. In anticipation of such expiration, the Partnership has entered into two new crude oil storage services agreements with Vitol under which the Partnership will provide additional crude oil storage services to Vitol effective June 1, 2012. Service revenues under the first agreement are based on the one million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the service agreement. The initial term of the first agreement is from June 1, 2012 through June 1, 2013. Service revenues under the second agreement are based on the 500,000 barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the service agreement. The initial term of the second agreement is from June 1, 2012 through December 1, 2012. The Partnership believes that the rates it will charge to Vitol under both of these agreements are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board's conflicts committee has reviewed and approved each of these agreements in accordance with the Partnership's procedures for approval of related party transactions and the provisions of the partnership agreement.

4.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2011	March 31, 2012
		(dollars in thousands)
Land	N/A	$16,601	$16,355
Land improvements	10-20	5,671	5,561
Pipelines and facilities	5-30	152,733	153,949
Storage and terminal facilities	10-35	169,139	169,793
Transportation equipment	3-10	20,615	20,303
Office property and equipment and other	3-20	22,901	23,060
Pipeline linefill and tank bottoms	N/A	7,458	5,993
Construction-in-progress	N/A	6,539	7,871
Property, plant and equipment, gross		401,657	402,885
Accumulated depreciation		(135,302)	(139,381)
Property, plant and equipment, net		$266,355	$263,504

Depreciation expense for the three months ended March 31, 2011 and 2012 was $5.7 million and $5.6 million, respectively.

5.	DEBT

On October 25, 2010, the Partnership entered into a new credit agreement, which includes a $200.0 million term loan facility and a $75.0 million revolving loan facility.  On April 5, 2011, the Partnership entered into a Joinder Agreement whereby the Partnership’s revolving credit facility was increased from $75.0 million to $95.0 million.  As of May 7, 2012, approximately $206.7 million of revolver borrowings and letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $88.3 million available capacity for additional revolver borrowings and letters of credit under the credit facility. Vitol is a lender under the credit agreement and has committed to loan the Partnership $15.0 million pursuant to such agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

Until approximately May 15, 2011, borrowings under the credit agreement bore interest, at the Partnership’s option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After approximately May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on the Partnership’s consolidated total leverage ratio (as defined in the credit agreement).  The Partnership pays a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and the Partnership pays a commitment fee of 0.5% per annum on the unused availability under the credit agreement.  The credit agreement does not have a floor for the ABR or the eurodollar rate.  In connection with entering into the credit agreement, the Partnership paid certain upfront fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement.  Vitol received its pro rata portion of such fees as a lender under the credit agreement.

The credit agreement includes financial covenants that will be tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter (except for the consolidated interest coverage ratio, which builds to a four-quarter test).

The maximum permitted consolidated total leverage ratio is 4.50 to 1.00 for each future fiscal quarter.

The minimum permitted consolidated interest coverage ratio (as defined in the credit agreement) is 3.00 to 1.00 for each future fiscal quarter.

In addition, the credit agreement contains various covenants that, among other restrictions, limit the Partnership’s ability to:

•	create, incur or assume liens;

•	engage in mergers or acquisitions;

•	repurchase the Partnership's equity, make distributions to unitholders and make certain other restricted payments;

•	make investments;

•	modify the terms of the convertible subordinated debentures (as defined below) and certain other indebtedness, or prepay certain indebtedness;

•	engage in transactions with affiliates;

•	enter into certain burdensome contracts;

•	change the nature of the Partnership's business;

•	enter into operating leases; and

•	make certain amendments to the Partnership’s partnership agreement.

At March 31, 2012, the Partnership’s leverage ratio was 2.90 and the interest coverage ratio was 6.41.  The Partnership was in compliance with all covenants of its credit agreement as of March 31, 2012.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as:  (i) no default or event of default exists under the credit agreement, (ii) the Partnership has, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) the Partnership’s consolidated total leverage ratio, on a pro forma basis, would not be greater than 4.00 to 1.00 for any future fiscal quarter.  The Partnership is currently allowed to make distributions to its unitholders in accordance with these covenants; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the General Partner in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.  See Note 6 for additional information regarding distributions.

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

Interest expense related to debt issuance cost amortization for the three months ended March 31, 2012 and 2011 was $0.4 million and $0.5 million, respectively.  The Partnership did not capitalize any debt issuance costs for either period.

During the three months ended March 31, 2012, the weighted average interest rate under the credit agreement incurred by the Partnership was 4.69% and the total weighted average interest rate, including interest associated with the Vitol Throughput Capacity Agreement, was 5.67% resulting in interest expense of approximately $3.1 million.

In October 2010 the Partnership issued the convertible subordinated debentures in a private placement in the aggregate principal amount of $50.0 million.  If not previously redeemed, the convertible subordinated debentures, including all outstanding principal and unpaid interest, would have converted to Preferred Units on December 31, 2011.  Upon issuance, this conversion feature was considered an embedded derivative, which the Partnership was required to bifurcate and carry at its face value each reporting period. In connection with the establishment of the conversion price for the Preferred Units following the special meeting of the Partnership's unitholders in September 2011, the conversion option was deemed to meet the scope exception for certain contracts involving an entity's own equity in ACS 815-Derivatives and Hedging, and, therefore, the Partnership reclassified the embedded derivative as partners' capital in the third quarter of 2011. The Partnership redeemed the convertible subordinated debentures on November 9, 2011.

The Partnership estimated the fair value of the embedded derivative liability to be $27.6 million at December 31, 2010.   At September 14, 2011 the fair value of this derivative liability was estimated to be $7.3 million, and subsequently, as noted above, the embedded derivative was reclassified as partners’ capital in the third quarter of 2011.

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

In addition, the recording of the embedded derivative liability related to the convertible subordinated debentures resulted in the Partnership recording a $20.9 million debt discount on the convertible subordinated debentures.   The debt discount was being amortized to interest expense through the mandatory conversion date of December 31, 2011 using the effective interest rate method until the redemption of the convertible subordinated debentures on November 9, 2011. Upon redemption, the remaining unamortized debt discount was considered in the calculation of the $2.4 million extinguishment gain, which was determined to represent a capital transaction and, therefore, was recorded as a capital contribution to the Partnership by the Partnership’s general partner. For the purpose of calculating net income per limited partner unit, this amount was added back to net loss available to limited partners as it represents the recovery of a portion of the additional financing costs resulting from bifurcation of the conversion option and related discount on the convertible subordinated debentures. The Partnership recognized non-cash interest expense of $4.4 million in the three months ended March 31, 2011 due to the amortization of the debt discount.

6.	DISTRIBUTIONS

The Partnership did not make a cash distribution to its common unitholders from May 15, 2008 to February 14, 2012 due, in part, to the events of default that existed under its former credit agreement, restrictions under such credit agreement, and the uncertainty of its future cash flows relating to SemCorp’s bankruptcy filings (“SemCorp” refers to SemGroup Corporation and its predecessors including SemGroup, L.P., subsidiaries and affiliates other than the Partnership and the General Partner during periods in which the Partnership and the General Partner were affiliated with SemGroup, L.P.).  As a result of the approval of the Partnership Agreement Amendment Proposal (as defined in the Partnership's Proxy Statement dated July 28, 2011) on September 14, 2011, all cumulative common unit arrearages were eliminated.  The Partnership’s common unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a cash distribution for the quarters ended June 30, 2008 through September 30, 2011.  The Partnership is currently allowed to make distributions to its unitholders in accordance with its debt covenants; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the General Partner in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.  The Partnership resumed distributions for common units on February 14, 2012 for the quarter ended December 31, 2011.

On April 24, 2012, the Board approved a distribution of $0.17875 per Preferred Unit, or a total distribution of $5.4 million.  The Partnership will pay this distribution on the preferred units on May 15, 2012 to Preferred Unitholders of record as of May 4, 2012.

In addition, the Partnership declared a cash distribution of $0.11 per unit on its outstanding common units. The distribution will be paid on May 15, 2012 to unitholders of record on May 4, 2012. The distribution is for the three months ended March 31, 2012. The total distribution to be paid will be approximately $2.6 million, with approximately $2.5 million and $0.1 million to be paid to the Partnership's common unitholders and general partner, respectively, and $0.1 million to be paid to phantom and restricted unitholders pursuant to awards granted under the Partnership's long-term incentive plan.

7.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net loss per common and subordinated unit (in thousands, except per unit data):

	Three months ended March 31,
	2011	2012
Net income	$2,634	$11,994
Less: Beneficial conversion feature attributable to preferred units	10,899	1,853
Less: Preferred interest in net income	5,174	5,391
Less: General partner interest in net income	156	308
Net income (loss) available to common and subordinated unitholders	$(13,595)	$4,442

Basic and diluted weighted average number of units:
Common units	21,890	22,660
Subordinated units	12,571	—	(1)
Restricted and phantom units	228	398

Basic and diluted net income (loss) per common unit	$(0.39)	$0.20
Basic and diluted net income (loss) per subordinated unit	$(0.39)	$—	(1)
____________________

(1)	On September 14, 2011, Vitol and Charlesbank transferred all of the Partnership’s outstanding subordinated units to the Partnership and the Partnership canceled such subordinated units.

8.	RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol.  For the three months ended March 31, 2011, the Partnership recognized revenues of $9.6 million for services provided to Vitol.  For the three months ended March 31, 2012, the Partnership recognized revenues of $11.4 million for services provided to Vitol.  As of March 31, 2012, the Partnership had receivables from Vitol of $2.6 million.

 Vitol Omnibus Agreement

On February 15, 2010, the Partnership entered into an Omnibus Agreement (the “Vitol Omnibus Agreement”) with Vitol.  Pursuant to the Vitol Omnibus Agreement, the Partnership agreed to provide certain of its employees, consultants and agents (the “Designated Persons”) to Vitol for use by Vitol's crude oil marketing division.  In return, Vitol agreed to reimburse the Partnership in an amount equal to (i) the wages, salaries, bonuses, make whole payments, payroll taxes and the cost of all employee benefits of each Designated Person, in each case as adjusted to properly reflect the time spent by such Designated Person in the performance services for Vitol, (ii) all direct expenses, including, without limitation, any travel and entertainment expenses, incurred by each Designated Person in connection with such Designated Person's provision of services for Vitol, (iii) a monthly charge of $1,500.00 per Designated Person for each Designated Person that performs services for Vitol during any portion of such month, plus (iv) the sum of subsections (i) through (iii) above multiplied by 0.10.  In addition, the Vitol Omnibus Agreement provides that if during any month any Designated Person has spent more than 80% of his time performing services for Vitol, then Vitol will have the right for the succeeding three months to request that such individual be transitioned directly to the employment of Vitol.  During the three months ended March 31, 2011, we received payments of $0.6 million pursuant to the Vitol Omnibus Agreement.  The Vitol Omnibus Agreement was reviewed and approved by the Conflicts Committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement. The Partnership and Vitol terminated the Vitol Omnibus Agreement on March 27, 2012.

Vitol Storage Agreements

In connection with the Partnership’s acquisition of certain of its crude oil storage assets from SemCorp in May 2008, the Partnership was assigned from SemCorp a storage agreement with Vitol under which the Partnership provides crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended in 2010 to extend the term of the agreement until June 1, 2011 and again in 2011 to extend the term of the agreement to June 1, 2012.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board or the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions.  Vitol became a related party when it acquired the Partnership’s General Partner in November 2009.  Since the amendments occurred subsequent to the Vitol Change of Control, they were reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  The Partnership earned revenues of approximately $3.3 million and $3.3 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement for the three months ended March 31, 2011 and 2012, respectively.  The Partnership believes that the rates it charges Vitol under the 2008 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

In March of 2010, the Partnership entered into a second crude oil storage services agreement with Vitol under which the Partnership began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of the 2010 Vitol Storage Agreement is five years commencing on May 1, 2010, subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  The Partnership generated revenues under this agreement of approximately $3.1 million and $3.1 million during the three months ended March 31, 2011 and 2012, respectively.  The Partnership believes that the rates it charges Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

On June 1, 2012, the 2008 Vitol Storage Agreement will expire according to its terms. In anticipation of such expiration, the Partnership has entered into two new crude oil storage services agreements with Vitol. See Note 3 for additional information regarding the new agreements with Vitol.

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

Vitol Throughput Capacity Agreement

In August of 2010, the Partnership and Vitol entered into a Throughput Capacity Agreement (the “ENPS Throughput Agreement”).  Pursuant to the ENPS Throughput Agreement, Vitol purchased 100% of the throughput capacity on the Partnership’s Eagle North Pipeline System (“ENPS”).  The Partnership put ENPS in service in December of 2010.  In September 2010, Vitol paid the Partnership a prepaid fee equal to $5.5 million and Vitol will pay additional usage fees for every barrel delivered by or on behalf of Vitol on ENPS.  This $5.5 million fee received from Vitol is accounted for as a long-term payable to a related party and is reflected as such on the Partnership’s consolidated balance sheet as of March 31, 2012.  In addition, if the payments made by Vitol in any contract year under the ENPS Throughput Agreement are in the aggregate less than $2.4 million, then Vitol will pay the Partnership a deficiency payment equal to $2.4 million minus the aggregate amount of all payments made by Vitol during such contract year.  In March 2012, the Partnership received a deficiency payment of $0.3 million from Vitol in relation to the 2011 contract year. The ENPS Throughput Agreement has a term that extends for four years after ENPS is completed and may be extended by mutual agreement of the parties for additional one-year terms.  If the capacity on ENPS is unavailable for use by Vitol for more than 60 days, whether consecutive or nonconsecutive, during the term of the ENPS Throughput Agreement, then Vitol shall have the right to terminate the ENPS Throughput Agreement within six months after such lack of capacity.  The Partnership has previously contracted to provide throughput services on ENPS to a third party and Vitol’s rights to the capacity of ENPS are subordinate to the rights of such third party.  In addition, for so long as a default by Vitol relating to payments under the ENPS Throughput Agreement has not occurred and is continuing, the Partnership will remit to Vitol any and all tariffs and deficiency payments received by the Partnership or its affiliates from such third party pursuant to its agreement with the Partnership.  The ENPS Throughput Agreement was approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of its partnership agreement.

During the three months ended March 31, 2011 and 2012, the Partnership incurred interest expense under this agreement of approximately $0.2 million and $0.1 million, respectively.  The agreement has an effective annual interest rate of 14.1% and matures on December 31, 2014.

Vitol’s Commitment under the Partnership’s Credit Agreement

Vitol is a lender under the Partnership’s current credit agreement and has committed to loan the Partnership $15.0 million pursuant to such agreement.  During the three months ended March 31, 2011 and 2012, Vitol received its pro rata portion of the interest payments in connection with being a lender under the credit agreement and received approximately $0.2 million and $0.2 million, respectively, in connection therewith.

9.	LONG-TERM INCENTIVE PLAN

In July of 2007, the General Partner adopted the Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (the “Plan”). The compensation committee of the Board administers the Plan. The Plan authorizes the grant of an aggregate of 2.6 million common units deliverable upon vesting.  On September 14, 2011, the Partnership’s unitholders approved an amendment to the Plan to increase the number of common units issuable under such plan by 1.35 million common units from 1.25 million common units to 2.6 million common units.  Although other types of awards are contemplated under the Plan, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”).

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

In March 2011 and March 2012, grants for 299,900 and 351,300 phantom common units, respectively, were made, which vest on January 1, 2014 and January 1, 2015, respectively.  These grants are equity awards under ASC 718 – Stock

Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $8.25 and $6.76 per unit, respectively, which is the closing market price on the grant date of the awards. The value of these award grants was approximately $2.5 million and $2.4 million, respectively, on their grant date, and the unrecognized estimated compensation cost at March 31, 2012 was $3.4 million, which will be recognized over the remaining vesting period. As of March 31, 2012, the Partnership expects approximately 87% of these awards will vest.  The Partnership’s equity-based incentive compensation expense for the three months ended March 31, 2012 was $0.3 million.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	307,151	$8.17
Granted	351,300	6.76
Vested	10,000	8.25
Forfeited	6,200	8.25
Nonvested at March 31, 2012	642,251	$7.40

10.	EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was formed in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2011 and 2012, respectively, for discretionary contributions under the plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified Plan. Annual profit sharing contributions to the Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.2 million and $0.2 million for the three months ended March 31, 2011 and 2012, respectively, for discretionary profit sharing contributions under the Plan.

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

The Partnership had no recurring financial assets or liabilities subject to fair value measurements as of December 31, 2011 or March 31, 2012.

The fair value of the embedded derivative within the subordinated convertible debentures was derived using a valuation model and has been classified as Level 3. The valuation model used is a discounted cash flow model (income approach) that assumes future distribution payments by the Partnership and utilizes interest rates and credit spreads for subordinated debt to preferred equity to determine the fair value of the derivative embedded within the subordinated convertible debentures. The change in fair value of the derivative liability for the three months ended March 31, 2011 of $8.3 million is included in other (income) expense in the Partnership’s consolidated statements of operations.  In connection with the establishment of the conversion price for the Preferred Units following the special meeting of the Partnership's unitholders in September 2011, the number of Preferred Units issuable upon conversion of the subordinated convertible debentures was an amount equal to (i) the sum of the outstanding principal and any accrued and unpaid interest being converted, divided by (ii) 6.50.  The establishment of the conversion rate resulted in the embedded derivative meeting the scope exception in ASC 815-15 – Embedded Derivatives, and, therefore, the Partnership reclassified the embedded derivative as partners’ capital on September 14, 2011.

The fair value of the rights offering liability related to certain rights that have been offered to common unitholders under the approved Global Transaction Agreement was derived using a valuation model and has been classified as Level 3.  The valuation model used is a probability-weighted model (income approach) and assumes the number of rights that are exercised as well as the expected fair value of the Preferred Units at the time such rights are exercised.  The change in fair value of the rights offering liability for the three months ended March 31, 2011 of $4.8 million is included in other (income) expense in the Partnership’s consolidated statements of operations.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Measurements Using Significant Unobservable Inputs (Level 3)
For the Three Months Ended March 31, 2011
Beginning Balance	$39,511
Total gains or losses (realized/unrealized):
Included in earnings	(3,455)
Included in other comprehensive income	—
Purchases, issuances, and settlements(1)	—
Transfers in and/or out of Level 3	—
Balance at March 31, 2011	$36,056

The amount of total income for the period included in earnings attributable to the change in unrealized gains for liabilities still held at the reporting date	$(3,455)
____________________

(1)	As noted above, the Partnership reclassified the embedded derivative within subordinated convertible debentures to partners’ capital as of September 14, 2011.
Fair Value of Other Financial Instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with accounting guidance for financial instruments. The Partnership has determined the estimated fair values by using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

At March 31, 2012, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership's non-performance risk, long-term debt associated with the Partnership's credit agreement at March 31, 2012 approximates its fair value. The fair value of the Partnership's long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

The Partnership’s management evaluates performance based upon segment operating margin, which includes revenues from related parties and external customers and operating expenses excluding depreciation and amortization. The non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following table. The Partnership computes the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to income before income taxes, which is its nearest comparable GAAP financial measure, is included in the following table. The Partnership believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure of the economic performance of the Partnership’s core operations. This measure forms the basis of the Partnership’s internal financial reporting and is used by its management in deciding how to allocate capital resources among segments.  Income before income taxes, alternatively, includes expense items, such as depreciation and amortization, general and administrative expenses and interest expense, which management does not consider when evaluating the core profitability of the Partnership’s operations.

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Crude Oil Terminalling and Storage Services	Crude Oil Pipeline Services	Crude Oil Trucking and Producer Field Services	Asphalt Services	Total
Three Months Ended March 31, 2011
Service revenue
Third party revenue	$2,517	$3,854	$11,869	$13,714	$31,954
Related party revenue	7,323	1,015	1,231	—	9,569
Total revenue for reportable segments	9,840	4,869	13,100	13,714	41,523
Operating expenses (excluding depreciation and amortization)	753	3,971	12,809	5,398	22,931
Operating margin (excluding depreciation and amortization)	9,087	898	291	8,316	18,592	(1)
Total assets (end of period)	74,326	103,100	14,435	131,631	323,492

Three Months Ended March 31, 2012
Service revenue
Third party revenue	$2,645	$4,465	$12,778	$13,246	$33,134
Related party revenue	6,601	1,331	3,219	292	11,443
Total revenue for reportable segments	9,246	5,796	15,997	13,538	44,577
Operating expenses (excluding depreciation and amortization)	710	3,949	13,101	5,873	23,633
Operating margin (excluding depreciation and amortization)	8,536	1,847	2,896	7,665	20,944	(1)
Total assets (end of period)	70,813	97,614	17,383	115,533	301,343
____________________

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three months ended March 31,
	2011	2012
Operating margin (excluding depreciation and amortization)	$18,592	$20,944
Depreciation and amortization	5,705	5,655
General and administrative expenses	4,608	5,103
Gain on sale of assets	22	4,955
Interest expense	9,052	3,071
Change in fair value of embedded derivative within convertible debt	(8,297)	—
Change in fair value of rights offering liability	4,842	—
Income before income taxes	$2,704	$12,070

13.	COMMITMENTS AND CONTINGENCIES

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

On October 27, 2008, Keystone Gas Company (“Keystone”) filed suit against the Partnership in Oklahoma State District Court in Creek County alleging that it is the rightful owner of certain segments of the Partnership's pipelines and related rights of way, located in Payne and Creek Counties, that the Partnership acquired from SemCorp in connection with the Partnership's initial public offering in 2007. Keystone seeks to quiet title to the specified rights of way and pipelines and seeks damages up to the net profits derived from the disputed pipelines. There has been no determination of the extent of potential damages for the Partnership's use of such pipelines. The Partnership has filed a counterclaim against Keystone alleging that it is wrongfully using a segment of a pipeline that is owned by the Partnership in Payne and Creek Counties. The parties are engaged in discovery. The Partnership intends to vigorously defend these claims. No trial date has been set by the court.

In March and April 2009, nine current or former executives of SemCorp and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against the Partnership's general partner.  Their claims arise from the Partnership's general partner's Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”).  Most claimants alleged that phantom units previously awarded to them vested upon the Change of Control that occurred in July 2008.  One claimant alleged that his phantom units vested upon his termination.  The claimants contended the Partnership's general partner's failure to deliver certificates for the phantom units within 60 days after vesting caused them to be damaged, and they sought recovery of approximately $2.0 million in damages and penalties.  On April 30, 2009, all of the wage claims were dismissed on jurisdictional grounds by the Department of Labor.

On July 8, 2009, the nine executives filed suit against the Partnership's general partner in Tulsa County district court claiming they are entitled to recover the value of phantom units purportedly due them under the Phantom Unit Agreement. The claimants assert claims against the Partnership's general partner for alleged failure to pay wages and breach of contract and seek to recover the alleged value of units in the total amount of approximately $1.3 million, plus additional damages and attorneys' fees.  The Partnership has distributed phantom units to certain of the claimants.  On April 14, 2010, a Tulsa County district court judge ruled in favor of seven of the claimants, and awarded them approximately $1.0 million in damages.  The Partnership has appealed this ruling.  On October 22, 2010, the Partnership's general partner was ordered to pay $0.2 million in attorneys' fees.  The Partnership has also appealed this order.

Koch Industries, Inc. (together with its subsidiaries, “Koch”), a previous owner of the Partnership's asphalt facility located in Northumberland, Pennsylvania, has alleged that the Partnership has responsibility to assess the polychlorinated biphenyl (“PCB”) contamination at such facility although the contamination occurred prior to the Partnership becoming the owner of such facility.  Koch claims that it was absolved of its responsibility to assess and clean up the site during SemCorp's bankruptcy proceedings.  The Partnership contends that Koch retained responsibility for such environmental issues and that SemCorp's bankruptcy proceedings did not absolve Koch of these liabilities.  On July 6, 2011, the Partnership filed an adversary complaint in connection with SemCorp's bankruptcy cases against Koch seeking a declaration that SemCorp's bankruptcy proceedings did not impact Koch's responsibility to assess and clean the Northumberland site.  A responsive pleading has been filed by Koch.  The Partnership intends to vigorously defend against Koch's allegation that the Partnership should be required to assess or clean up the PCB contamination.

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

On February 6, 2012, the Partnership filed suit against SemCorp in Oklahoma County district court. In the suit, the Partnership is seeking a judgment that SemCorp immediately return approximately 140,000 barrels of crude oil linefill belonging to the Partnership, and the Partnership is seeking judgment in an amount in excess of $75,000 for actual damages, special damages, punitive damages, pre-judgment interest, reasonable attorney's fees, and costs, and such other relief that the Court deems equitable and just. On March 22, 2012, SemCorp filed a motion to dismiss and transfer to Tulsa County. On April 18, 2012, SemCorp filed a motion for summary judgment, and, on May 1, 2012, the district court of Oklahoma County ordered a transfer to Tulsa County. The Partnership is contesting SemCorp's motion for summary judgment.

The Partnership may become the subject of additional private or government actions regarding these matters in the future.  Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict.  The defense of these lawsuits may result in the incurrence of significant legal expense, both directly and as the result of the Partnership's indemnification obligations.  The litigation may also divert management's attention from the Partnership's operations which may cause its business to suffer.  An unfavorable outcome in any of these matters may have a material adverse effect on the Partnership's business, financial condition, results of operations, cash flows, ability to make distributions to its unitholders, the trading price of the Partnership's common units and its ability to conduct its business. All or a portion of the defense costs and any amount the Partnership may be required to pay to satisfy a judgment or settlement of these claims may not be covered by insurance.

The Partnership has contractual obligations to perform dismantlement and removal activities in the event that some of its asphalt product and residual fuel oil terminalling and storage assets are abandoned. These obligations include varying levels of activity including completely removing the assets and returning the land to its original state. The Partnership has determined that the settlement dates related to the retirement obligations are indeterminate. The assets with indeterminate settlement dates have been in existence for many years and with regular maintenance will continue to be in service for many years to come. Also, it is not possible to predict when demands for the Partnership's terminalling and storage services will cease, and the Partnership does not believe that such demand will cease for the foreseeable future.  Accordingly, the Partnership believes the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, the Partnership cannot reasonably estimate the fair value of the associated asset retirement obligations.  Management believes that if the Partnership's asset retirement obligations were settled in the foreseeable future the potential cash flows that would be required to settle the obligations based on current costs are not material.  The Partnership will record asset retirement obligations for these assets in the period in which sufficient information becomes available for it to reasonably determine the settlement dates.

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets at March 31, 2012 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$1,182
Net operating loss carryforwards	19
Deferred tax asset	1,201

Less: valuation allowance	(1,201)
Net deferred tax asset	$—

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

15.    RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS),” which provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS.  This new guidance changes some fair value measurement principles and disclosure requirements.  The Partnership adopted this guidance beginning with the Partnership’s March 31, 2012, Quarterly Report, and the impact was not material.

In September 2011, the FASB issued ASU 2011-08, “Testing for Goodwill Impairment,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these assessments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Partnership adopted this guidance beginning in its December 31, 2011 annual impairment test, and the impact was not material.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P. (f/k/a/ SemGroup Energy Partners, L.P.), together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C. (f/k/a SemGroup Energy Partners G.P., L.L.C.), (3) “SemCorp” refers to SemGroup Corporation and its predecessors (including SemGroup, L.P.), subsidiaries and affiliates (other than our General Partner and us during periods in which we were affiliated with SemGroup, L.P.), (4) Vitol refers to Vitol Holding B.V., its affiliates and subsidiaries (other than our General Partner and us) and (5) Charlesbank refers to Charlesbank Capital Partners, LLC its affiliates and subsidiaries (other than our General Partner and us).  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2012 (the “2011 Form 10-K”).

Forward-Looking Statements

This report contains forward-looking statements.  Statements included in this quarterly report that are not historical facts (including any statements regarding plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “should,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the 2011 Form 10-K.

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

Our Revenues

We have been pursuing opportunities to provide crude oil terminalling and storage services, crude oil pipeline services, crude oil trucking and producer field services and asphalt services to third parties.  For the three months ended March 31, 2012, we derived approximately 26% of our revenues from services we provided to Vitol, with the remainder of our services being provided to third parties.

We have successfully increased the utilization of our Mid-Continent pipeline system, and throughput during the second quarter of 2011 reached effective capacity on segments of the system.  While we see opportunity to increase the utilization of our crude oil trucking and producer field services assets due to high demand for our services in the markets we currently serve, demand outpaces supply for qualified drivers in this industry and is delaying our realization of complete utilization of these assets.  We are actively pursuing additional drivers, and we anticipate increased utilization of these assets for the remainder of

2012.  However, there can be no assurance that our efforts will be successful.  Furthermore, effective August 1, 2011, we renegotiated the rates for the majority of our crude oil trucking services contracts, and have realized increased revenues as a result.

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

Our Expenses

Our maintenance expenditures are increasing due both to a tank inspection program that we implemented in the first quarter of 2011 in response to new regulation of the asphalt industry and to previously deferred maintenance of our crude oil pipeline systems.  We currently anticipate maintenance capital expenditures to be approximately $16.0 million to $18.0 million in 2012, of which we have spent $3.4 million as of March 31, 2012.

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

Given that our subsidiary taxed as a corporation has no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets and the fact that we anticipate this subsidiary generating net operating losses for the foreseeable future, we have provided a full valuation allowance against our deferred tax asset as of March 31, 2012.

Distributions

We did not make a distribution to our common unitholders or subordinated unitholders from May 15, 2008 to February 14, 2012 due, in part, to the events of default that existed under our former credit agreement, restrictions under such credit agreement, and the uncertainty of our future cash flows relating to SemCorp’s bankruptcy filings.  Our unitholders will be required to pay taxes on their share of our taxable income even though they did not receive a distribution for the quarters ended June 30, 2008 through September 31, 2011.  We resumed distributions for common units on February 14, 2012 for the quarter ended December 31, 2011.  The amount of distributions paid and the decision to make any distribution is determined by our board of directors, which has broad discretion to establish cash reserves for the proper conduct of our business and for future distributions to our unitholders. In addition, our cash distribution policy is subject to restrictions on distributions under our credit facility.

On April 24, 2012, the Board approved a distribution of $0.17875 per Preferred Unit, or a total distribution of $5.4 million.  We will pay this distribution on the preferred units on May 15, 2012 to Preferred Unitholders of record as of May 4, 2012.

In addition, we declared a cash distribution of $0.11 per unit on our outstanding common units. The distribution will be paid on May 15, 2012 to unitholders of record on May 4, 2012. The distribution is for the three months ended March 31, 2012. The total distribution to be paid will be approximately $2.6 million, with approximately $2.5 million and $0.1 million to be paid to the Partnership's common unitholders and general partner, respectively, and $0.1 million to be paid to phantom and restricted unitholders pursuant to awards granted under the Partnership's long-term incentive plan.

Vitol Storage Agreements

On June 1, 2012, the 2008 Vitol Storage Agreement will expire according to its terms. In anticipation of such expiration, we have entered into two new crude oil storage services agreements with Vitol under which we will provide additional crude oil storage services to Vitol effective June 1, 2012. Service revenues under the first agreement are based on the one million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the service agreement. The initial term of the first agreement is from June 1, 2012 through June 1, 2013. Service revenues under the second agreement are based on the 500,000 barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the service agreement. The initial term of the second agreement is from June 1, 2012 through December 1, 2012.

Results of Operations

The table below summarizes our financial results for the three months ended March 31, 2011 and 2012:

	Three months ended March 31,
	2011	2012
	(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$2,517	$2,645
Related party	7,323	6,601
Total crude oil terminalling and storage	9,840	9,246
Crude oil pipeline services revenues:
Third party	3,854	4,465
Related party	1,015	1,331
Total crude oil pipeline services revenues	4,869	5,796
Crude oil trucking and producer field services revenues:
Third party	11,869	12,778
Related Party	1,231	3,219
Total crude oil trucking and producer field services revenues	13,100	15,997
Asphalt services revenues:
Third party	13,714	13,246
Related party	—	292
Total asphalt services	13,714	13,538
Total revenues	41,523	44,577

Operating expenses:
Crude oil terminalling and storage	1,746	1,742
Crude oil pipeline services	5,177	5,203
Crude oil trucking and producer field services	13,290	13,445
Asphalt services	8,423	8,898
Total operating expenses	28,636	29,288

General and administrative expenses	4,608	5,103

Gain on sale of assets	22	4,955

Operating income:	8,301	15,141
Other (income) expense:
Interest expense	9,052	3,071
Change in fair value of embedded derivative within convertible debt	(8,297)	—
Change in fair value of rights offering liability	4,842	—
Income tax expense	70	76
Net income	$2,634	$11,994

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Service revenues.  Service revenues include revenues from crude oil terminalling and storage services, crude oil pipeline services, crude oil trucking and producer field services and asphalt services.  Service revenues, including reimbursement revenues for fuel and power, property tax, and insurance expenses related to the operations of our liquid asphalt facilities of $1.4 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively, were $44.6 million for the three months ended March 31, 2012, compared to $41.5 million for the three months ended March 31, 2011, an increase of $3.1 million, or 7%.

Crude oil terminalling and storage revenue decreased by $0.6 million to $9.2 million for the three months ended March 31, 2012 compared to $9.8 million for the three months ended March 31, 2011 as a result of renegotiated storage rates which were lower as well as a result of our dismantling two 55,000 barrel tanks in 2011.

Crude oil pipeline services revenue increased by $0.9 million to $5.8 million for the three months ended March 31, 2012 compared to $4.9 million for the three months ended March 31, 2011 as a result of increased utilization of our pipeline services assets.

Crude oil trucking and producer field services revenue increased by $2.9 million to $16.0 million for the three months ended March 31, 2012 compared to $13.1 million for the three months ended March 31, 2011.  This increase is primarily the result of higher rates for the majority of our crude oil trucking service contracts that became effective August 1, 2011.

Our asphalt services revenue, including reimbursement of fuel and power, property tax and insurance premiums, were consistent at $13.5 million for the three months ended March 31, 2012 compared to $13.7 million for the three months ended March 31, 2011.  The decrease in revenue is primarily attributed to the sale of the Ennis, Texas asphalt facility in the fourth quarter of 2011.

Operating expenses.   Operating expenses were $29.3 million for the three months ended March 31, 2012, compared to $28.6 million for the three months ended March 31, 2011, an increase of $0.7 million, or 2%.  Crude oil terminalling and storage operating expenses were $1.7 million for the three months ended March 31, 2012 and 2011.  Our crude oil pipeline services operating expenses were $5.2 million for the three months ended March 31, 2012 and 2011.  Our crude oil trucking and producer field services operating expenses were $13.4 million for the three months ended March 31, 2012, compared to $13.3 million for the three months ended March 31, 2011.  Our asphalt operating expenses were $8.9 million for the three months ended March 31, 2012 compared to $8.4 million for the three months ended March 31, 2011. We incurred an incremental $0.5 million in maintenance and repair expenses in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of a tank inspection program that we implemented in the first quarter of 2011 in response to new regulation of the asphalt industry.

General and administrative expenses.  General and administrative expenses increased by $0.5 million, or 11%, to $5.1 million for the three months ended March 31, 2012, compared to $4.6 million for the three months ended March 31, 2011. We currently anticipate our general and administrative expenses to remain relatively consistent for the remainder of 2012, however, the hiring of a new Chief Executive Officer and the ongoing employment of said officer will result in incremental expenses.

Gain on sale of assets. In the three months ended March 31, 2012, we had gains on the sale of assets of $5.0 million. The gains are primarily a result of the sale of 60,000 barrels of excess crude oil linefill attributed to our Longview pipeline system in East Texas. The linefill was sold to Vitol for the market price for East Texas crude of $98.96 per barrel. This transaction resulted in a gain of approximately $4.5 million.

Interest expense.   Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and the debt discount related to the subordinated convertible debentures that were redeemed in November of 2011.  Interest expense decreased by $6.0 million to $3.1 million for the three months ended March 31, 2012 compared to $9.1 million for the three months ended March 31, 2011.   This decrease is primarily due to non-cash interest expense related to the subordinated convertible debentures, including the related debt discount, of $5.6 million for the three months ended March 31, 2011 whereas we had no related expense for the three months ended March 31, 2012 due to the redemption of the subordinated convertible debentures in the fourth quarter of 2011.  The remaining decrease of $0.3 million is due to a decrease in the weighted average debt outstanding for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Other (income) expense.   Other (income)/expense for the three months ended March 31, 2011 included an increase of $4.8 million in the fair value of the rights offering liability and a decrease of $8.3 million in the fair value of the embedded derivative liability derived from the conversion option in the subordinated convertible debentures.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the three months ended March 31, 2011 and 2012:

	Three months ended March 31,
	2011	2012
	(in millions)
Net cash provided by operating activities	$10.3	$17.4
Net cash provided by (used in) investing activities	(5.9)	0.6
Net cash used in financing activities	(4.2)	(14.3)

Operating Activities.  Net cash provided by operating activities was $17.4 million for the three months ended March 31, 2012, as compared to the $10.3 million for the three months ended March 31, 2011.  The increase in net cash provided by operating activities is primarily due to an increase in net income of $9.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The increase in net income was primarily the result of $6.0 million less interest expense as a result of redeeming the subordinated convertible debentures in the fourth quarter of 2011.

Investing Activities.  Net cash provided by investing activities was $0.6 million for the three months ended March 31, 2012, as compared to $5.9 million of net cash used for the three months ended March 31, 2011.  The increase in cash provided by investing activities was primarily the result of proceeds from the sale of assets in the three months ended March 31, 2012.

Financing Activities.  Net cash used in financing activities was $14.3 million for the three months ended March 31, 2012, as compared to $4.2 million for the three months ended March 31, 2011.  The increase in net cash used in financing activities for the three months ended March 31, 2012 is primarily the result of $7.8 million of distributions to our unitholders and an increase in net repayments on long term debt of $2.0 million.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At March 31, 2012, we had approximately $82.3 million of availability under our revolving credit facility.  At March 31, 2012, we had a working capital deficit of $0.6 million.  This is primarily a function of our approach to cash management.  On April 5, 2011, our revolving credit facility was increased from $75.0 million to $95.0 million.  As of May 7, 2012, we have aggregate unused credit availability under our revolving credit facility of approximately $88.3 million and cash on hand of approximately $2.9 million.

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

Expansion capital expenditures for organic growth projects totaled $2.8 million in the three months ended March 31, 2012,

compared to $3.0 million in the three months ended March 31, 2011.  We expect expansion capital expenditures for organic growth projects to be approximately $20.0 million to $25.0 million in 2012.  Maintenance capital expenditures totaled $3.4 million in the three months ended March 31, 2012 compared to $2.8 million in the three months ended March 31, 2011.  We expect maintenance capital expenditures to be approximately $16.0 million to $18.0 million in 2012.

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

Through May 15, 2011, borrowings under our credit agreement bore interest, at our option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in the credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in the credit agreement).  We pay a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and we pay a commitment fee of 0.5% per annum on the unused availability under the credit agreement.  The credit agreement does not have a floor for the ABR or the eurodollar rate.  In connection with entering into our credit agreement, we paid certain upfront fees to the lenders thereunder, and we paid certain arrangement and other fees to the arranger and administrative agent of our credit agreement.  Vitol received its pro rata portion of such fees as a lender under our credit agreement. During the three months ended March 31, 2012, our weighted average interest rate was 5.67%, including interest under the throughput capacity agreement with Vitol related to our Eagle North Pipeline System ("ENPS") and the amortization of debt issuance costs, resulting in interest expense of approximately $3.1 million.

Our credit agreement includes financial covenants that will be tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter (except for the consolidated interest coverage ratio, which builds to a four-quarter test).

The maximum permitted consolidated total leverage ratio is 4.50 to 1.00 for the fiscal quarter ending March 31, 2012 and each fiscal quarter thereafter.

The minimum permitted consolidated interest coverage ratio (as defined in our credit agreement) is 3.00 to 1.00 for the fiscal quarter ending March 31, 2012 and each fiscal quarter thereafter.

In addition, our credit agreement contains various covenants that, among other restrictions, limit our ability to:

•	create, issue, incur or assume indebtedness;

•	create, incur or assume liens;

•	engage in mergers or acquisitions;

•	sell, transfer, assign or convey assets;

•	repurchase our partnership's equity, make distributions to unitholders and make certain other restricted payments;

•	make investments;

•	modify the terms of the Convertible Debentures and certain other indebtedness, or prepay certain indebtedness;

•	engage in transactions with affiliates;

•	enter into certain hedging contracts;

•	enter into certain burdensome agreements;

•	change the nature of our business;

•	enter into operating leases; and

•	make certain amendments to our partnership agreement.
At March 31, 2012, our leverage ratio was 2.90 to 1.00 and the interest coverage ratio was 6.41 to 1.00.  We were in compliance with all covenants of our credit agreement as of March 31, 2012.

The credit agreement permits us to make quarterly distributions of available cash (as defined in our partnership agreement) to unitholders so long as:  (i) no default or event of default exists under our credit agreement, (ii) we have, on a pro forma basis after giving effect to such distribution, at least $10.0 million of availability under the revolving loan facility, and (iii) our consolidated total leverage ratio, on a pro forma basis, would not be greater than 4.00 to 1.00 for any fiscal quarter ending on or after March 31, 2012.  We are currently allowed to make distributions to our unitholders in accordance with these covenants; however, we will only make distributions to the extent we have sufficient cash from operations after establishment of cash reserves as determined by our general partner in accordance with our cash distribution policy, including the establishment of any reserves for the proper conduct of our business.

Each of the following is an event of default under our credit agreement:

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

If any default occurs under our credit agreement, or if we are unable to make any of the representations and warranties in our credit agreement, we will be unable to borrow funds or have letters of credit issued under our credit agreement.

It will constitute a change of control under our credit agreement if either Vitol or Charlesbank ceases to own, directly or indirectly, exactly 50% of the membership interests of our general partner or if our general partner ceases to be controlled by both Vitol and Charlesbank.

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of March 31, 2012, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$236.3	$9.5	$226.8	$—	$—
Operating lease obligations	13.3	4.8	5.9	1.7	0.9
Related party throughput capacity agreement(2)	4.6	2.1	2.5	—	—
Non-compete agreement(3)	0.2	0.1	0.1	—	—
Employee contract obligations(4)	0.2	0.1	0.1	—	—
____________________

(1)
Represents required future principal repayments of borrowings of $212.0 million and variable rate interest payments of $24.3 million.  At March 31, 2012, our borrowings had an interest rate of approximately 4.25%. This interest rate was used to calculate future interest payments.  All amounts outstanding under our credit agreement mature in October 2014.

(2)
Represents required future repayments of the Vitol prepaid fee related to the throughput capacity agreement for our ENPS of $3.9 million and interest of $0.7 million.  This agreement matures at December 31, 2014.

(3)	Represents required future payments under a non-compete agreement related to our acquisition of certain field services assets.

(4)	Represents required future payments to certain employees for long-term incentive rewards forfeited upon leaving their former employer.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 15 of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item I of this quarterly report.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to variable interest rates under our credit facility.

As of May 7, 2012 we had $206.7 million outstanding under our credit facility that was subject to a variable interest rate.  Until May 15, 2011, borrowings under our credit agreement bore interest, at our option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in our credit agreement) plus 1%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in our credit agreement).

During the three months ended March 31, 2012, the weighted average interest rate was 5.7%, including interest associated with the throughput capacity agreement with Vitol related to our ENPS and the amortization of debt issuance costs, resulting in interest expense of approximately $3.1 million.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Based on borrowings as of March 31, 2012 and the terms of our credit agreement, an increase or decrease of 100 basis points in the interest rate will result in increased or decreased annual interest expense of approximately $2.1 million.

Item 4.                          Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of March 31, 2012, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                         Legal Proceedings

For a discussion of certain litigation and similar proceedings, please refer to Note 13, “Commitments and Contingencies,” of the Notes to Unaudited Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.                      Risk Factors

Information about risk factors for the three months ended March 31, 2012 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 5.                         Other Information.

On June 1, 2012, our crude oil storage contract with Vitol will expire according to its terms. In anticipation of such expiration, we have entered into two new crude oil storage services agreements with Vitol under which we will provide additional crude oil storage services to Vitol effective June 1, 2012. Service revenues under the first agreement are based on the one million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the service agreement. The initial term of the first agreement is from June 1, 2012 through June 1, 2013. Service revenues under the second agreement are based on the 500,000 barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the service agreement. The initial term of the second agreement is from June 1, 2012 through December 1, 2012.

Item 6.                          Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	May 9, 2012	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	May 9, 2012	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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

10.1*##	Crude Oil Storage Services Agreement, dated to be effective as of June 1, 2012, by and between BKEP Pipeline, LLC and Vitol Inc.
10.2*##	Crude Oil Storage Services Agreement, dated to be effective as of June 1, 2012, by and between BKEP Pipeline, LLC and Vitol Inc.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101#
The following financial information from Blueknight Energy Partners, L.P.'s Annual Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012; (iii) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2012; (iv)Consolidated Statement of Changes in Partners' Capital (Deficit) for the three months ended March 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2012; and (vi) Notes to Consolidated Financial Statements.

____________________

*	Filed herewith.

#	Furnished herewith.

##
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been separately filed with the Securities and Exchange Commission.