Form 10-Q
period 2012-09-30
Blueknight Energy Partners, L.P.
filed 2012-11-06
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 30,159,958 Series A Preferred Units and 22,670,137 common units outstanding.

i

PART I.                       FINANCIAL INFORMATION

Item 1.    Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED BALANCE SHEET (in thousands, except per unit data)

	As of	As of
	December 31, 2011	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,239	$5,139
Accounts receivable, net of allowance for doubtful accounts of $476 and $469 at December 31, 2011 and September 30, 2012, respectively	14,191	11,129
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	4,397	2,998
Prepaid insurance	1,725	1,738
Assets held for sale	603	1,349
Other current assets	1,838	2,785
Total current assets	23,993	25,138
Property, plant and equipment, net of accumulated depreciation of $135,302 and $148,580 at December 31, 2011 and September 30, 2012, respectively	266,355	262,629
Goodwill	7,216	7,216
Debt issuance costs, net	5,000	3,668
Intangibles and other assets, net	2,191	1,906
Total assets	$304,755	$300,557
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$10,138	$6,752
Accrued loss contingency	1,090	—
Accrued interest payable	231	209
Accrued interest payable to related parties	362	308
Accrued property taxes payable	1,813	2,718
Unearned revenue	790	3,393
Unearned revenue with related parties	1,149	279
Accrued payroll	5,226	5,282
Other current liabilities	3,740	4,385
Current portion of long-term payable to related parties	1,636	1,817
Total current liabilities	26,175	25,143
Long-term payable to related parties	2,681	1,295
Other long-term liabilities	100	211
Long-term debt (including $15.0 million with related parties for both dates)	218,000	213,000
Commitments and contingencies (Notes 5 and 13)
Partners’ capital:
Series A Preferred Units (30,159,958 units issued and outstanding for both dates)	202,746	204,599
Common unitholders (22,657,638 and 22,670,137 units issued and outstanding at December 31, 2011 and September 30, 2012, respectively)	465,483	466,675
General partner interest (2.1% with 1,127,755 general partner units outstanding for both dates)	(610,430)	(610,366)
Total Partners’ capital	57,799	60,908
Total liabilities and Partners’ capital	$304,755	$300,557
See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(unaudited)
Service revenue:
Third party revenue	$35,124	$34,797	$99,748	$100,844
Related party revenue	11,387	12,329	31,377	34,616
Total revenue	46,511	47,126	131,125	135,460
Expenses:
Operating	28,760	32,122	87,578	91,928
General and administrative	4,679	4,119	14,065	13,608
Total expenses	33,439	36,241	101,643	105,536
Gain on sale of assets	1,143	46	1,852	5,265
Operating income	14,215	10,931	31,334	35,189
Other (income) expenses:
Interest expense	9,120	2,909	27,284	8,877
Change in fair value of embedded derivative within convertible debt	(15,358)	—	(20,224)	—
Change in fair value of rights offering liability	(8,224)	—	(1,838)	—
Income before income taxes	28,677	8,022	26,112	26,312
Provision for income taxes	72	115	219	264
Net income	$28,605	$7,907	$25,893	$26,048
Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$643	$165	$754	$659
Preferred interest in net income	$2,975	$5,391	$11,124	$16,173
Beneficial conversion feature attributable to preferred units	$11,141	$—	$33,061	$1,853
Income (loss) available to limited partners	$13,846	$2,351	$(19,046)	$7,363

Basic and diluted net income (loss) per common unit	$0.38	$0.10	$(0.56)	$0.32
Basic and diluted net income (loss) per subordinated unit	$0.42	$—	$(0.52)	$—

Weighted average common units outstanding - basic and diluted	21,890	22,670	21,890	22,666
Weighted average subordinated units outstanding - basic and diluted	10,248	—	11,788	—
See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
Balance, December 31, 2011	$465,483	$202,746	$(610,430)	$57,799
Net income	9,651	15,853	544	26,048
Equity-based incentive compensation	1,057	—	22	1,079
Amortization of beneficial conversion feature of Preferred units	(1,853)	1,853	—	—
Distributions	(7,663)	(15,853)	(502)	(24,018)
Balance, September 30, 2012	$466,675	$204,599	$(610,366)	$60,908

See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine months ended September 30,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$25,893	$26,048
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	—	(7)
Depreciation and amortization	17,066	17,174
Amortization and write-off of debt issuance costs	1,461	1,332
Amortization of subordinated debenture discount	13,207	—
Change in fair value of embedded derivative within convertible debt	(20,224)	—
Change in fair value of rights offering liability	(1,838)	—
Asset impairment charge	—	1,168
Gain on sale of assets	(1,852)	(5,265)
Equity-based incentive compensation	377	1,079
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(4,156)	3,069
Decrease (increase) in receivables from related parties	(931)	1,399
Decrease in prepaid insurance	450	1,862
Decrease (increase) in other current assets	474	(948)
Decrease (increase) in other assets	1,118	(72)
Decrease in accounts payable	(2,036)	(2,079)
Decrease in accrued interest payable	(186)	(22)
Increase (decrease) in accrued interest payable to related parties	3,973	(54)
Increase in accrued property taxes	736	905
Increase in unearned revenue	405	2,603
Decrease in unearned revenue from related parties	(2,154)	(870)
Increase in accrued payroll	788	56
Decrease in other accrued liabilities	(795)	(906)
Net cash provided by operating activities	31,776	46,472
Cash flows from investing activities:
Acquisitions	(133)	—
Capital expenditures	(13,686)	(18,730)
Proceeds from sale of assets	2,244	7,389
Net cash used in investing activities	(11,575)	(11,341)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(768)	(1,008)
Debt issuance costs	(280)	—
Payments on long-term payable to related party	(808)	(1,205)
Borrowings under credit facility	6,000	31,000
Payments under credit facility	(19,862)	(36,000)
Distributions	(8,313)	(24,018)
Net cash used in financing activities	(24,031)	(31,231)
Net increase (decrease) in cash and cash equivalents	(3,830)	3,900
Cash and cash equivalents at beginning of period	4,840	1,239
Cash and cash equivalents at end of period	$1,010	$5,139
Supplemental disclosure of cash flow information:
Increase in accounts payable related to purchase of property, plant and equipment	$1,264	$(1,307)
Increase in accrued liabilities related to insurance premium financing agreement	$1,278	$1,580
See accompanying notes to unaudited consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).  The consolidated statements of operations for the three and nine months ended September 30, 2011 and 2012, the consolidated statement of changes in partners’ capital for the nine months ended September 30, 2012, the statement of cash flows for the nine months ended September 30, 2011 and 2012, and the consolidated balance sheet as of September 30, 2012 are unaudited.  In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2011 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2012 (the “2011 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 4 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K. A reclassification has been made in the consolidated financial statements for the three and nine months ended September 30, 2011 to conform to the 2012 financial statement presentation.  This was a reclassification of gain on sale of assets from operating expenses to a separate component of operating income.  The reclassification has no impact on net income.

3.	RECENT EVENTS

On September 13, 2012, the Partnership announced that the Board of Directors (the “Board”) of Blueknight Energy Partners G.P., L.L.C., the general partner of the Partnership (the “General Partner”), appointed Mr. Mark Hurley as the Chief Executive Officer of the General Partner, effective September 20, 2012. Mr. Hurley replaced Mr. James C. Dyer, whose intended resignation was previously announced by the Partnership.

4.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2011	September 30, 2012
		(dollars in thousands)
Land	N/A	$16,601	$16,355
Land improvements	10-20	5,671	5,980
Pipelines and facilities	5-30	152,733	159,314
Storage and terminal facilities	10-35	169,139	170,298
Transportation equipment	3-10	20,615	19,088
Office property and equipment and other	3-20	22,901	26,528
Pipeline linefill and tank bottoms	N/A	7,458	5,993
Construction-in-progress	N/A	6,539	7,653
Property, plant and equipment, gross		401,657	411,209
Accumulated depreciation		(135,302)	(148,580)
Property, plant and equipment, net		$266,355	$262,629

Depreciation expense for the three months ended September 30, 2011 and 2012 was $5.6 million and $5.8 million, respectively, and depreciation expense for the nine months ended September 30, 2011 and 2012 was $17.0 million and $17.1 million, respectively. In the three and nine months ended September 30, 2012, the Partnership recorded asset impairment expense of $0.1 million and $1.2 million, respectively, related to its pipelines and facilities and transportation equipment.

5.	DEBT

On October 25, 2010, the Partnership entered into a new credit agreement, which includes a $200.0 million term loan facility and a $75.0 million revolving loan facility.  On April 5, 2011, the Partnership entered into a Joinder Agreement whereby the Partnership’s revolving credit facility was increased from $75.0 million to $95.0 million.  As of November 2, 2012, approximately $200.0 million of term loan borrowings, $8.0 million of revolver borrowings and $0.6 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $86.4 million available capacity for additional revolver borrowings and letters of credit under the credit facility. A subsidiary of Vitol Holding B.V. (together with its subsidiaries, “Vitol”) is a lender under the credit agreement and has committed to loan the Partnership $15.0 million pursuant to such agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

At September 30, 2012, the Partnership’s leverage ratio was 2.95 and the interest coverage ratio was 6.83.  The Partnership was in compliance with all covenants of its credit agreement as of September 30, 2012.

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

Interest expense related to debt issuance cost amortization for the three and nine months ended September 30, 2011 was $0.5 million and $1.5 million, respectively, and for the three and nine month periods ended September 30, 2012 was $0.4 million and $1.3 million, respectively. The Partnership capitalized debt issuance costs of $0.3 million in the nine months ended September 30, 2011. The Partnership did not incur any debt issuance costs in the nine months ended September 30, 2012.

During the three and nine months ended September 30, 2012, the weighted average interest rate under the credit agreement incurred by the Partnership was 4.45% and 4.53%, respectively, and the total weighted average interest rate, including interest associated with the ENPS Throughput Agreement (as defined in Note 8), was 5.46% and 5.52%, respectively, resulting in interest expense of approximately $2.9 million and $8.9 million, respectively.

In October 2010 the Partnership issued convertible subordinated debentures in a private placement in the aggregate principal amount of $50.0 million.  If not previously redeemed, the convertible subordinated debentures, including all outstanding principal and unpaid interest, would have converted to Preferred Units on December 31, 2011.  Upon issuance, this conversion feature was considered an embedded derivative, which the Partnership was required to bifurcate and carry at its fair value each reporting period. In connection with the establishment of the conversion price for the Preferred Units following the special meeting of the Partnership’s unitholders in September 2011, the conversion option was deemed to meet the scope exception for certain contracts involving an entity’s own equity in ACS 815-Derivatives and Hedging, and, therefore, the Partnership reclassified the embedded derivative as partners’ capital in the third quarter of 2011. The Partnership redeemed the convertible subordinated debentures on November 9, 2011.

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

In addition, the recording of the embedded derivative liability related to the convertible subordinated debentures resulted in the Partnership recording a $20.9 million debt discount on the convertible subordinated debentures.   The debt discount was being amortized to interest expense through the mandatory conversion date of December 31, 2011, using the effective interest rate method until the redemption of the convertible subordinated debentures on November 9, 2011. Upon redemption, the remaining unamortized debt discount was considered in the calculation of a $2.4 million extinguishment gain, which was determined to represent a capital transaction and, therefore, was recorded as a capital contribution to the Partnership by the Partnership’s general partner. For the purpose of calculating net income per limited partner unit, this amount was added back to net loss available to limited partners as it represents the recovery of a portion of the additional financing costs resulting from bifurcation of the conversion option and related discount on the convertible subordinated debentures. The Partnership recognized non-cash interest expense of $4.5 million and $13.2 million in the three and nine months ended September 30, 2011, respectively, due to the amortization of the debt discount.

6.	DISTRIBUTIONS

The Partnership did not make a cash distribution to its common unitholders from May 15, 2008 through February 13, 2012 due, in part, to the events of default that existed under its former credit agreement, restrictions under such credit agreement, and the uncertainty of its future cash flows relating to SemCorp’s bankruptcy filings (“SemCorp” refers to SemGroup Corporation and its predecessors including SemGroup, L.P., subsidiaries and affiliates other than the Partnership and the General Partner during periods in which the Partnership and the General Partner were affiliated with SemGroup, L.P.).  As a result of the approval of the Partnership Agreement Amendment Proposal (as defined in the Partnership’s Proxy Statement dated July 28, 2011) on September 14, 2011, all cumulative common unit arrearages were eliminated.  The Partnership’s common unitholders will be required to pay taxes on their share of the Partnership’s taxable income even though they did not receive a cash distribution for the quarters ended June 30, 2008 through September 30, 2011.  The Partnership is currently allowed to make distributions to its unitholders in accordance with its debt covenants; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the General Partner in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.  The Partnership resumed distributions for common units on February 14, 2012 for the quarter ended December 31, 2011.

On October 23, 2012, the Board approved a distribution of $0.17875 per Preferred Unit, or a total distribution of $5.4 million.  The Partnership will pay this distribution on the preferred units on November 14, 2012 to preferred unitholders of record as of November 2, 2012.

In addition, the Partnership declared a cash distribution of $0.1125 per unit on its outstanding common units, a 2.3% increase over the previous quarter's distribution. The distribution will be paid on November 14, 2012 to unitholders of record on November 2, 2012. The distribution is for the three months ended September 30, 2012. The total distribution to be paid will be approximately $2.7 million, with approximately $2.6 million and $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and less than $0.1 million to be paid to phantom and restricted unitholders pursuant to awards granted under the Partnership’s long-term incentive plan.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Net income	$28,605	$7,907	$25,893	$26,048
General partner interest in net income	643	165	754	659
Preferred interest in net income	2,975	5,391	11,124	16,173
Beneficial conversion feature attributable to preferred units	11,141	—	33,061	1,853
Income (loss) available to limited partners	$13,846	$2,351	$(19,046)	$7,363

Basic and diluted weighted average number of units:
Common units	21,890	22,670	21,890	22,666
Subordinated units(1)	10,248	—	11,788	—
Restricted and phantom units	456	617	380	550

Basic and diluted net income (loss) per common unit	$0.38	$0.10	$(0.56)	$0.32
Basic and diluted net income (loss) per subordinated unit(1)	$0.42	$—	$(0.52)	$—
____________________

(1)	On September 14, 2011, Vitol and Charlesbank transferred all of the Partnership’s outstanding subordinated units to the Partnership and the Partnership canceled such subordinated units.

8.	RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol.  For the three and nine months ended September 30, 2011, the Partnership recognized revenues of $11.4 million and $31.4 million, respectively for services provided to Vitol.  For the three and nine months ended September 30, 2012, the Partnership recognized revenues of $12.3 million and $34.6 million, respectively for services provided to Vitol.  As of September 30, 2012, the Partnership had receivables from Vitol of $3.0 million.

 Vitol Omnibus Agreement

On February 15, 2010, the Partnership entered into an Omnibus Agreement (the “Vitol Omnibus Agreement”) with Vitol.  Pursuant to the Vitol Omnibus Agreement, the Partnership agreed to provide certain of its employees, consultants and agents (the “Designated Persons”) to Vitol for use by Vitol’s crude oil marketing division.  In return, Vitol agreed to reimburse the Partnership in an amount equal to (i) the wages, salaries, bonuses, make whole payments, payroll taxes and the cost of all employee benefits of each Designated Person, in each case as adjusted to properly reflect the time spent by such Designated Person in the performance services for Vitol, (ii) all direct expenses, including, without limitation, any travel and entertainment expenses, incurred by each Designated Person in connection with such Designated Person’s provision of services for Vitol, (iii) a monthly charge of $1,500.00 per Designated Person for each Designated Person that performs services for Vitol during any portion of such month, plus (iv) the sum of subsections (i) through (iii) above multiplied by 0.10.  In addition, the Vitol Omnibus Agreement provides that if during any month any Designated Person has spent more than 80% of his time performing services for Vitol, then Vitol will have the right for the succeeding three months to request that such individual be transitioned directly to the employment of Vitol.  During the three and nine months ended September 30, 2011, the Partnership received payments of $0.3 million and $1.2 million, respectively, pursuant to the Vitol Omnibus Agreement.  During the nine months ended September 30, 2012, the Partnership received payments of $0.1 million pursuant to the Vitol Omnibus Agreement.  The Vitol Omnibus Agreement was reviewed and approved by the Board's conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the Partnership’s partnership agreement. The Partnership and Vitol terminated the Vitol Omnibus Agreement on March 27, 2012.

Vitol Storage Agreements

In connection with the Partnership’s acquisition of certain of its crude oil storage assets from SemCorp in May 2008, the Partnership was assigned from SemCorp a storage agreement with Vitol under which the Partnership provided crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended in 2010 to extend the term of the agreement until June 1, 2011 and again in 2011 to extend the term of the agreement to June 1, 2012.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board or the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions.  Vitol became a related party when it acquired the General Partner in November 2009 (the “Vitol Change of Control”).  Since the amendments occurred subsequent to the Vitol Change of Control, they were reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  The Partnership earned revenues of approximately $3.3 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement for the three months ended September 30, 2011.  The Partnership earned revenues of approximately $9.9 million and $5.5 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement for the nine months ended September 30, 2011 and 2012, respectively. The Partnership believes that the rates it charged Vitol under the 2008 Vitol Storage Agreement were fair and reasonable to the Partnership and its unitholders and were comparable with the rates the Partnership charged third parties.

In March of 2010, the Partnership entered into a second crude oil storage services agreement with Vitol under which the Partnership began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of the 2010 Vitol Storage Agreement is five years commencing on May 1, 2010, subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  The Partnership generated revenues under this agreement of approximately $3.1 million and $2.8 million during the three months ended September 30, 2011 and 2012, respectively.  The Partnership generated revenues under this agreement of approximately $9.2 million and $8.7 million during the nine months ended September 30, 2011 and 2012, respectively. The Partnership believes that the rates it charges Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

The Partnership entered into two new crude oil storage services agreements with Vitol, the “2012 Vitol 12-month Storage Agreement” and the “2012 Vitol 6-month Storage Agreement”, which became effective June 1, 2012, when the 2008 Vitol Storage Agreement expired according to its terms. The Partnership believes that the rates it charges Vitol under both of these agreements are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved each of these agreements in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.

Service revenues under the 2012 Vitol 12-month Storage Agreement are based on the 1 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the Vitol 12-month Storage Agreement is from June 1, 2012 through June 1, 2013. The Partnership generated revenues under this agreement of approximately $1.4 million and $1.8 million for the three and nine months ended September 30, 2012, respectively.

Service revenues under the 2012 Vitol 6-month Storage Agreement are based on the 500,000 barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the 2012 Vitol 6-month Storage Agreement is from June 1, 2012 through December 1, 2012. The Partnership generated revenues under this agreement of approximately $0.7 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

During the third quarter of 2012, the Partnership entered into another 6-month storage agreement (the “Vitol September 2012 Storage Agreement”) with Vitol effective September 1, 2012. The Partnership believes that the rates it charges Vitol under this agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement. Service revenues under the Vitol September 2012 Storage Agreement are based on the 500,000 barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the Vitol September 2012 Storage Agreement is from September 1, 2012 to March 1, 2013. The Partnership generated revenues under this agreement of approximately $0.2 million for each of the three and nine months ended September 30, 2012.

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

Vitol Throughput Capacity Agreement

In August of 2010, the Partnership and Vitol entered into a Throughput Capacity Agreement (the “ENPS Throughput Agreement”).  Pursuant to the ENPS Throughput Agreement, Vitol purchased 100% of the throughput capacity on the Partnership’s Eagle North Pipeline System (“ENPS”).  The Partnership put ENPS in service in December of 2010.  In September 2010, Vitol paid the Partnership a prepaid fee equal to $5.5 million and Vitol will pay additional usage fees for every barrel delivered by or on behalf of Vitol on ENPS.  This $5.5 million fee received from Vitol is accounted for as a long-term payable to a related party and is reflected as such on the Partnership’s consolidated balance sheet as of September 30, 2012.  In addition, if the payments made by Vitol in any contract year under the ENPS Throughput Agreement are in the aggregate less than $2.4 million, then Vitol will pay the Partnership a deficiency payment equal to $2.4 million minus the aggregate amount of all payments made by Vitol during such contract year.  In March 2012, the Partnership received a deficiency payment of $0.3 million from Vitol in relation to the 2011 contract year. The ENPS Throughput Agreement has a term that extends for four years after ENPS is completed and may be extended by mutual agreement of the parties for additional one-year terms.  If the capacity on ENPS is unavailable for use by Vitol for more than 60 days, whether consecutive or nonconsecutive, during the term of the ENPS Throughput Agreement, then Vitol shall have the right to terminate the ENPS Throughput Agreement within six months after such lack of capacity.  The Partnership has previously contracted to provide throughput services on ENPS to a third party and Vitol’s rights to the capacity of ENPS are subordinate to the rights of such third party.  In addition, for so long as a default by Vitol relating to payments under the ENPS Throughput Agreement has not occurred and is continuing, the Partnership will remit to Vitol any and all tariffs and deficiency payments received by the Partnership or its affiliates from such third party pursuant to its agreement with the Partnership.  The ENPS Throughput Agreement was approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of its partnership agreement.

During the three and nine months ended September 30, 2011, the Partnership incurred interest expense under this agreement of approximately $0.2 million and $0.6 million, respectively.  During the three and nine months ended September 30, 2012, the Partnership incurred interest expense under this agreement of approximately $0.1 million and $0.4 million, respectively. The agreement has an effective annual interest rate of 14.1% and matures on December 31, 2014.

Vitol Operating and Maintenance Agreement

In August of 2011, the Partnership and Vitol entered into an operating and maintenance agreement (the "Vitol O&M Agreement") relating to the operation and maintenance of Vitol's crude oil terminal located in Midland, Texas (the "Midland Terminal"). Pursuant to the Vitol O&M Agreement, the Partnership provides certain operating and maintenance services with respect to the Midland Terminal. The term of the Vitol O&M Agreement commenced on September 1, 2012 and shall continue for five years. During the three and nine months ended September 30, 2012, the Partnership generated revenues of $0.1 million under this agreement. The Partnership believes that the rates it charges Vitol under this agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.

Vitol Shared Services Agreement

In August of 2012, the Partnership and Vitol entered into a shared services agreement (the "Vitol Shared Services Agreement") pursuant to which the Partnership provides Vitol certain strategic assessment, economic evaluation and project design services. The term of the Vitol Shared Services Agreement commenced on August 1, 2012 and shall continue for one year. The Vitol Shared Services Agreement renews annually unless terminated by either party as provided in the agreement. During the three and nine months ended September 30, 2012, the Partnership generated revenues of $0.3 million under this agreement. The Partnership believes that the rates it charges Vitol under this agreement are fair and reasonable to the Partnership and its unitholders. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.

Vitol’s Commitment under the Partnership’s Credit Agreement

Vitol is a lender under the Partnership’s current credit agreement and has committed to loan the Partnership $15.0 million pursuant to such agreement.  During the three and nine months ended September 30, 2012, Vitol received its pro rata portion of the interest payments in connection with being a lender under the credit agreement and received approximately $0.2 million and $0.5 million, respectively, in connection therewith.

9.	LONG-TERM INCENTIVE PLAN

In July of 2007, the General Partner adopted the Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (the “Plan”). The compensation committee of the Board administers the Plan. The Plan authorizes the grant of an aggregate of 2.6 million common units deliverable upon vesting.  On September 14, 2011, the Partnership’s unitholders approved an amendment to the Plan to increase the number of common units issuable under such plan by 1.35 million common units from 1.25 million common units to 2.6 million common units.  Although other types of awards are contemplated under the Plan, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. Certain of the phantom unit awards also include distribution equivalent rights (“DERs”).

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

In March 2011 and March 2012, grants for 299,900 and 351,300 phantom common units, respectively, were made, which vest on January 1, 2014 and January 1, 2015, respectively.  These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $8.25 and $6.76 per unit, respectively, which is the closing market price on the grant date of the awards. The value of these award grants was approximately $2.5 million and $2.4 million, respectively, on their grant date, and the unrecognized estimated compensation cost at September 30, 2012 was $2.7 million, which will be recognized over the remaining vesting period. As of September 30, 2012, the Partnership expects approximately 87% of these awards will vest.

In September 2012, Mr. Mark Hurley was granted 500,000 phantom units under the Plan upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the expected distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, substantially all of which was unrecognized at September 30, 2012, and will be expensed over the five year vesting period.

The Partnership’s equity-based incentive compensation expense for the three and nine months ended September 30, 2012 was $0.4 million and $1.1 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	307,151	$8.17
Granted	851,300	6.09
Vested	10,000	8.25
Forfeited	56,400	7.58
Nonvested at September 30, 2012	1,092,051	$6.58

10.	EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.4 million and $0.3 million for the three months ended September 30, 2011 and 2012, respectively, for discretionary contributions under the 401(k) Plan.  The Partnership recognized expense of $0.9 million and $1.0 million for the nine months ended September 30, 2011 and 2012, respectively, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.2 million for each of the three months ended September 30, 2011 and 2012 for discretionary profit sharing contributions under the 401(k) Plan. The Partnership recognized expense of $0.7 million for each of the nine months ended September 30, 2011 and 2012 for discretionary profit sharing contributions under the 401(k) Plan.

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

The Partnership had no recurring financial assets or liabilities subject to fair value measurements as of December 31, 2011 or September 30, 2012.

The fair value of the embedded derivative within the subordinated convertible debentures was derived using a valuation model and has been classified as Level 3. The valuation model used is a discounted cash flow model (income approach) that assumes future distribution payments by the Partnership and utilizes interest rates and credit spreads for subordinated debt to preferred equity to determine the fair value of the derivative embedded within the subordinated convertible debentures. The change in fair value of the derivative liability for the three and nine months ended September 30, 2011 of $15.4 million and $20.2 million, respectively, is included in other income in the Partnership’s consolidated statements of operations.  In connection with the establishment of the conversion price for the Preferred Units following the special meeting of the Partnership’s unitholders in September 2011, the number of Preferred Units issuable upon conversion of the subordinated convertible debentures was an amount equal to (i) the sum of the outstanding principal and any accrued and unpaid interest being converted, divided by (ii) 6.50.  The establishment of the conversion rate resulted in the embedded derivative meeting the scope exception in ASC 815-15 – Embedded Derivatives, and, therefore, the Partnership reclassified the embedded derivative as partners’ capital on September 14, 2011.

The fair value of the rights offering liability related to certain rights that have been offered to common unitholders under the approved Global Transaction Agreement was derived using a valuation model and has been classified as Level 3.  The valuation model used is a probability-weighted model (income approach) and assumes the number of rights that are exercised as well as the expected fair value of the Preferred Units at the time such rights are exercised.  The change in fair value of the rights offering liability for the three and nine months ended September 30, 2011 of $8.2 million and $1.8 million, respectively, is included in other income in the Partnership’s consolidated statements of operations.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Beginning Balance	$39,511	$37,991
Total gains or losses (realized/unrealized):
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

At September 30, 2012, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at September 30, 2012 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Crude Oil Terminalling and Storage Services	Crude Oil Pipeline Services	Crude Oil Trucking and Producer Field Services	Asphalt Services	Total
Three Months Ended September 30, 2011
Service revenue
Third party revenue	$2,941	$4,408	$10,170	$17,605	$35,124
Related party revenue	6,683	1,220	3,484	—	11,387
Total revenue for reportable segments	9,624	5,628	13,654	17,605	46,511
Operating expenses (excluding depreciation and amortization)	1,138	3,813	12,486	5,672	23,109
Operating margin (excluding depreciation and amortization)(1)	8,486	1,815	1,168	11,933	23,402
Total assets (end of period)	75,304	102,730	16,071	126,670	320,775

Three Months Ended September 30, 2012
Service revenue
Third party revenue	$3,278	$4,216	$10,722	$16,581	$34,797
Related party revenue	5,260	1,742	5,195	132	12,329
Total revenue for reportable segments	8,538	5,958	15,917	16,713	47,126
Operating expenses (excluding depreciation and amortization)	973	4,776	14,508	6,073	26,330
Operating margin (excluding depreciation and amortization)(1)	7,565	1,182	1,409	10,640	20,796
Total assets (end of period)	68,870	99,619	19,323	112,745	300,557

Nine months ended September 30, 2011
Service revenue
Third party revenue	$8,316	$13,301	$32,634	$45,497	$99,748
Related party revenue	20,748	3,401	7,228	—	31,377
Total revenue for reportable segments	29,064	16,702	39,862	45,497	131,125
Operating expenses (excluding depreciation and amortization)	3,283	12,610	37,706	16,913	70,512
Operating margin (excluding depreciation and amortization)(1)	25,781	4,092	2,156	28,584	60,613
Total assets (end of period)	75,304	102,730	16,071	126,670	320,775

Nine months ended September 30, 2012
Service revenue
Third party revenue	$9,009	$12,274	$35,202	$44,359	$100,844
Related party revenue	18,153	4,252	11,754	457	34,616
Total revenue for reportable segments	27,162	16,526	46,956	44,816	135,460
Operating expenses (excluding depreciation and amortization)	2,698	13,626	40,877	17,553	74,754
Operating margin (excluding depreciation and amortization)(1)	24,464	2,900	6,079	27,263	60,706
Total assets (end of period)	68,870	99,619	19,323	112,745	300,557
____________________

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Operating margin (excluding depreciation and amortization)	$23,402	$20,796	$60,613	$60,706
Depreciation and amortization	5,651	5,792	17,066	17,174
General and administrative expenses	4,679	4,119	14,065	13,608
Gain on sale of assets	1,143	46	1,852	5,265
Interest expense	9,120	2,909	27,284	8,877
Change in fair value of embedded derivative within convertible debt	(15,358)	—	(20,224)	—
Change in fair value of rights offering liability	(8,224)	—	(1,838)	—
Income before income taxes	$28,677	$8,022	$26,112	$26,312

13.	COMMITMENTS AND CONTINGENCIES

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

On July 11, 2011, ExxonMobil filed suit against the Partnership in Harris County District Court, State of Texas,

requesting damages in excess of $35,000 from the Partnership and other, third party service providers in connection with the relocation of existing pipelines of ExxonMobil and the Partnership.  The Partnership has filed its answer to the claims and asserted cross-claims against third party service providers including the subcontractors of ExxonMobil.  ExxonMobil had previously sent a settlement demand seeking approximately $1.9 million in damages.  A trial date is set for February, 2013. The Partnership intends to vigorously defend these claims.

On February 6, 2012, the Partnership filed suit against SemCorp and others in Oklahoma County district court. In the suit, the Partnership is seeking a judgment that SemCorp immediately return approximately 140,000 barrels of crude oil linefill belonging to the Partnership, and the Partnership is seeking judgment in an amount in excess of $75,000 for actual damages, special damages, punitive damages, pre-judgment interest, reasonable attorney’s fees and costs, and such other relief that the Court deems equitable and just. On March 22, 2012, SemCorp filed a motion to dismiss and transfer to Tulsa County. On April 18, 2012, SemCorp filed a motion for summary judgment, and, on May 1, 2012, the district court of Oklahoma County ordered a transfer to Tulsa County. The Partnership is contesting SemCorp’s motion for summary judgment, which has been referred to a special master for report and recommendation. Discovery, before the special master, is ongoing and no trial date is set.

On July 13, 2012, the Partnership and one of its employees were named in a motor vehicle negligence suit in the District Court of Woodward County, Oklahoma, arising out of an accident involving one of the Partnership’s crude oil tanker trucks.  The accident resulted in the death of one of the occupants of the other vehicle, and certain unknown injuries to the other occupant.  The plaintiff is seeking damages in excess of $75,000 from the Partnership.  The Partnership has submitted the claim to its insurance carriers, and the Partnership believes that any recovery would be within applicable policy limits after payment of its $100,000 deductible.   Although it is not possible to predict the ultimate outcome of this matter, the Partnership does not expect that an award in this matter will have a material adverse impact on its consolidated results of operations or financial condition.

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at September 30, 2012 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$1,140
Deferred tax asset	1,140

Less: valuation allowance	(1,140)
Net deferred tax asset	$—

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

16.    SUBSEQUENT EVENTS

On October 23, 2012, J. Michael Cockrell notified the Board of his resignation as President and Chief Operating Officer of the General Partner, effective as of October 31, 2012. Mr. Cockrell was a named executive officer of the Partnership for the fiscal year ended December 31, 2011.

On November 2, 2012, the Partnership amended its credit facility to permit Mr. Hurley to receive a non-voting economic interest in Blueknight GP Holding, LLC (“HoldCo”), the owner of the Partnership's general partner. Mr. Hurley's interest in HoldCo will vest over a five year period and entitle Mr. Hurley, to the extent vested, to (i) 2% of the total amount of proceeds and/or distributions in excess of $100,000,000 received by HoldCo in connection with a transaction resulting in a change of control of the Partnership, and (ii) 2% of the portion of any interim quarterly distribution received by HoldCo in excess of $1,250,000.

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

Recent Events

On September 13, 2012, the Board of Directors (the “Board”) of our General Partner appointed Mr. Mark Hurley as the Chief Executive Officer of our General Partner, effective September 20, 2012. Mr. Hurley replaced Mr. James C. Dyer, whose intended resignation was previously announced by the Partnership.

On October 23, 2012, J. Michael Cockrell notified the Board of his resignation as President and Chief Operating Officer of our General Partner, effective as of October 31, 2012.

On November 2, 2012, we amended our credit facility to permit Mr. Hurley to receive a non-voting economic interest in Blueknight GP Holding, LLC (“HoldCo”), the owner of our General Partner. Mr. Hurley’s interest in HoldCo will vest over a five year period and entitle Mr. Hurley, to the extent vested, to (i) 2% of the total amount of proceeds and/or distributions in excess of $100,000,000 received by HoldCo in connection with a transaction resulting in a change of control of the Partnership, and (ii) 2% of the portion of any interim quarterly distribution received by HoldCo in excess of $1,250,000.

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues. For the each of the three and nine months ended September 30, 2012, we derived approximately 26% of our revenues from services we provided to Vitol, with the remainder of our services being provided to third parties.

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

As of November 2, 2012, we have approximately 5.4 million barrels of crude oil storage under service contracts with remaining terms ranging from month-to-month to 33 months, including 4.1 million barrels under contract to Vitol. As of November 2, 2012, we had 0.8 million barrels of crude oil storage with terms expiring at the end of 2012 and an additional 0.6 million barrels of crude oil storage with month-to-month terms. We are in negotiations to contract the remaining storage capacity; however, there is no certainty that contracts will be renewed, or, if renewed, will be at the same or similar rates with the expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

We have long-term contracts in place for 42 of our 44 asphalt facilities.  The leases and storage agreements related to these facilities have various expiration dates that extend to the end of 2018. We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

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

During the three months ended September 30, 2012, we transported approximately 68 thousand barrels per day on our pipelines, of which Vitol consists of 32% of volumes transported. Additionally, since the beginning of 2012, we have been evaluating our gathering systems located in Oklahoma to determine whether or not they are economically feasible to continue to operate after taking into consideration transported volumes, ongoing maintenance costs and risk. As a result we have idled approximately 100 miles of gathering pipeline that we have determined not economically viable, and we recognized a $1.0 million impairment charge related to these assets in the second quarter of 2012. The significant majority of any volumes that were displaced as a result of idling the pipeline has been retained by our crude oil transport trucks. We do not anticipate the idling of this gathering pipeline to have a significant impact on the overall future results of our operations.

As of September 30, 2012, we were transporting approximately 57 thousand barrels per day on our crude transport trucks, of which Vitol consists of approximately 46% of volumes transported. While we see opportunity to increase the utilization of our crude oil trucking and producer field services assets due to high demand for our services in the markets we currently serve, demand outpaces supply for qualified drivers in this industry and is delaying our realization of complete utilization of these assets.  We are actively pursuing additional drivers, and we anticipate increased utilization of these assets for the remainder of 2012.  However, there can be no assurance that our efforts will be successful.

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate the our asphalt product storage tanks and terminals.  We recognize fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

Our Expenses

Operating and general and administrative expenses related to our business remained relatively consistent during the first nine months of 2012 as compared to the same period in 2011, and we expect to incur a similar level of expenses in the fourth quarter of 2012, however, the employment of our new Chief Executive Officer and the resignation of our former President and Chief Operating Officer will result in incremental expenses.

We currently anticipate maintenance capital expenditures to be approximately $10.0 million to $11.0 million in 2012, of which we have spent $6.9 million as of September 30, 2012. Our interest expense decreased by $6.2 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily as a result of our redeeming $50.0 million of subordinated convertible debentures with proceeds from the rights offering conducted in the fourth quarter of 2011 and the $4.5 million decrease in non-cash interest expense due to the amortization of the associated debt discount incurred in 2011.

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

Given that our subsidiary that is taxed as a corporation has limited earnings history for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of September 30, 2012.

Distributions

We did not make a distribution to our common unitholders or subordinated unitholders from May 15, 2008 through February 13, 2012 due, in part, to the events of default that existed under our former credit agreement, restrictions under such credit agreement, and the uncertainty of our future cash flows relating to SemCorp’s bankruptcy filings.  Our unitholders will be required to pay taxes on their share of our taxable income even though they did not receive a distribution for the quarters ended June 30, 2008 through September 31, 2011.  We resumed distributions for common units on February 14, 2012 for the quarter ended December 31, 2011.  The amount of distributions paid and the decision to make any distribution is determined by our General Partner’s board of directors (the “Board”), which has broad discretion to establish cash reserves for the proper conduct of our business and for future distributions to our unitholders. In addition, our cash distribution policy is subject to restrictions on distributions under our credit facility.

On October 23, 2012, the Board approved a distribution of $0.17875 per Preferred Unit, or a total distribution of $5.4 million.  We will pay this distribution on the preferred units on November 14, 2012 to Preferred Unitholders of record as of November 2, 2012.

In addition, we declared a cash distribution of $0.1125 per unit on our outstanding common units, an increase of 2.3% over the previous quarter's distribution. The distribution will be paid on November 14, 2012 to unitholders of record on November 2, 2012. The distribution is for the three months ended September 30, 2012. The total distribution to be paid will be approximately $2.7 million, with approximately $2.6 million and $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and less than $0.1 million to be paid to phantom and restricted unitholders pursuant to awards granted under the Partnership’s long-term incentive plan.

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
During the third quarter of 2012, the Partnership entered into another 6-month storage agreement (the “Vitol September 2012 Storage Agreement”) with Vitol effective September 1, 2012. The Partnership believes that the rates it charges Vitol under this agreement is fair and reasonable to the Partnership and its unitholders and is comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement. Service revenues under the Vitol September 2012 Storage Agreement are based on the 500,000 barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the Vitol September 2012 Storage Agreement is from September 1, 2012 to March 1, 2013. The Partnership generated revenues under this agreement of approximately $0.2 million for each of the three and nine months ended September 30, 2012.

Results of Operations

The table below summarizes our financial results for the three and nine months ended September 30, 2011 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands)
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$2,941	$3,278	$8,316	$9,009
Related party	6,683	5,260	20,748	18,153
Total crude oil terminalling and storage	9,624	8,538	29,064	27,162
Crude oil pipeline services revenues:
Third party	4,408	4,216	13,301	12,274
Related party	1,220	1,742	3,401	4,252
Total crude oil pipeline services revenues	5,628	5,958	16,702	16,526
Crude oil trucking and producer field services revenues:
Third party	10,170	10,722	32,634	35,202
Related Party	3,484	5,195	7,228	11,754
Total crude oil trucking and producer field services revenues:	13,654	15,917	39,862	46,956
Asphalt services revenues:
Third party	17,605	16,581	45,497	44,359
Related party	—	132	—	457
Total asphalt services	17,605	16,713	45,497	44,816
Total revenues	46,511	47,126	131,125	135,460

Operating expenses:
Crude oil terminalling and storage	2,210	1,922	6,384	5,715
Crude oil pipeline services	5,035	6,108	16,245	17,505
Crude oil trucking and producer field services	12,777	14,974	38,906	42,063
Asphalt services	8,738	9,118	26,043	26,645
Total operating expenses	28,760	32,122	87,578	91,928

General and administrative expenses	4,679	4,119	14,065	13,608

Gain on sale of assets	1,143	46	1,852	5,265

Operating income	14,215	10,931	31,334	35,189
Other (income) expense:
Interest expense	9,120	2,909	27,284	8,877
Change in fair value of embedded derivative within convertible debt	(15,358)	—	(20,224)	—
Change in fair value of rights offering liability	(8,224)	—	(1,838)	—
Income tax expense	72	115	219	264
Net income	$28,605	$7,907	$25,893	$26,048

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Service revenues.  Service revenues include revenues from crude oil terminalling and storage services, crude oil pipeline services, crude oil trucking and producer field services and asphalt services.  Service revenues, including reimbursement revenues of $1.5 million and $1.9 million for the three months ended September 30, 2012 and 2011, respectively, for fuel and power, property tax, and insurance expenses related to the operations of our liquid asphalt facilities, were $47.1 million for the three months ended September 30, 2012, compared to $46.5 million for the three months ended September 30, 2011, an increase of $0.6 million, or 1%.

Crude oil terminalling and storage revenue decreased by $1.1 million to $8.5 million for the three months ended September 30, 2012 compared to $9.6 million for the three months ended September 30, 2011 primarily as a result of lower renegotiated storage rates as well as a result of our dismantling two 55,000 barrel tanks in 2011.

Crude oil pipeline services revenue increased by $0.4 million to $6.0 million for the three months ended September 30, 2012 compared to $5.6 million for the three months ended September 30, 2011 primarily due to tariff rate increases and consulting revenues earned under our Shared Services Agreement with Vitol.

Crude oil trucking and producer field services revenue increased by $2.2 million to $15.9 million for the three months ended September 30, 2012 compared to $13.7 million for the three months ended September 30, 2011.  This increase is primarily the result of higher rates for the majority of our crude oil trucking service contracts that became effective August 1, 2011 as well as increased utilization of our trucking assets.

Our asphalt services revenue, including reimbursement of fuel and power, property tax and insurance premiums, decreased by $0.9 million to $16.7 million for the three months ended September 30, 2012 compared to $17.6 million for the three months ended September 30, 2011.  The decrease in revenue is primarily attributed to lower volumes of product throughput at our facilities and is a reflection of broader economic market conditions not specific to our facilities.

Operating expenses.   Operating expenses were $32.1 million for the three months ended September 30, 2012, compared to $28.8 million for the three months ended September 30, 2011, an increase of $3.3 million, or 11%.

Crude oil terminalling and storage operating expenses decreased by $0.3 million to $1.9 million for the three months ended September 30, 2012 compared to $2.2 million for the three months ended September 30, 2011. This decrease is primarily attributed to lower storage tank maintenance costs and is driven by the timing of tank inspection activities.

Our crude oil pipeline services operating expenses increased by $1.1 million to $6.1 million for the three months ended September 30, 2012 compared to $5.0 million for the three months ended September 30, 2011.  This is primarily due to a $0.6 million increase in repair and maintenance expense attributed to pipeline leaks.

Our crude oil trucking and producer field services operating expenses increased by $2.2 million to $15.0 million for the three months ended September 30, 2012, compared to $12.8 million for the three months ended September 30, 2011. This increase was primarily driven by the increase in utilization of our trucking assets, which resulted in higher driver commissions, fuel and fleet maintenance costs.

Our asphalt operating expenses were $9.1 million for the three months ended September 30, 2012 compared to $8.7 million for the three months ended September 30, 2011. Compensation expense increased $0.2 million primarily as a result of switching one of our facilities from leased to operated and the related hiring of operational personnel.

General and administrative expenses.  General and administrative expenses decreased by $0.6 million, or 13%, to $4.1 million for the three months ended September 30, 2012, compared to $4.7 million for the three months ended September 30, 2011. This change is a result of a decrease of $0.6 million in legal and professional expenses. We currently anticipate incremental general and administrative expenses for the remainder of 2012 as a result of the employment of our new Chief Executive Officer and the resignation of our former President and Chief Operating Officer.

Gain on sale of assets. In the three months ended September 30, 2011, we had gains on the sale of assets of $1.1 million primarily due to the sale of used equipment in our trucking and producer field services segment.

Interest expense.   Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and the debt discount related to the subordinated convertible debentures that were redeemed in November of 2011.  Interest expense decreased by $6.2 million to $2.9 million for the three months ended September 30, 2012 compared to $9.1 million for the three months ended September 30, 2011.   This decrease is primarily due to non-cash interest expense related to the subordinated convertible debentures, including the related debt discount, of $5.7 million for the three months ended September 30, 2011 whereas we had no related expense for the three months ended September 30, 2012 due to the redemption of the subordinated convertible debentures in the fourth quarter of 2011.  We also had a decrease of $0.2 million due to a decrease in the weighted average debt outstanding for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Other (income) expense.   Other (income)/expense for the three months ended September 30, 2011 included an increase of $8.2 million in the fair value of the rights offering liability and a decrease of $15.4 million in the fair value of the embedded derivative liability derived from the conversion option in the subordinated convertible debentures.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Service revenues.  Service revenues include revenues from crude oil terminalling and storage services, crude oil pipeline services, crude oil trucking and producer field services and asphalt services.  Service revenues, including reimbursement revenues of $4.3 million and $5.4 million for the nine months ended September 30, 2012 and 2011, respectively, for fuel and power, property tax, and insurance expenses related to the operations of our liquid asphalt facilities were $135.5 million for the nine months ended September 30, 2012, compared to $131.1 million for the nine months ended September 30, 2011, an increase of $4.4 million or 3%.

Crude oil terminalling and storage revenue decreased by $1.9 million to $27.2 million for the nine months ended September 30, 2012 compared to $29.1 million for the nine months ended September 30, 2011 as a result of lower renegotiated storage rates as well as a result of our dismantling two 55,000 barrel tanks in 2011.

Crude oil pipeline services revenue decreased by $0.2 million to $16.5 million for the nine months ended September 30, 2012 compared to $16.7 million for the nine months ended September 30, 2011. In the nine months ended September 30, 2011, we earned approximately $1.7 million of revenue related to reimbursed pipeline expense projects while we did not have any material reimbursable projects during the first nine months of 2012. This decrease is offset by additional revenue as a result of increased utilization of our pipeline services assets, as well as consulting revenues of $0.3 million for the nine months ended September 30, 2012 earned through our Shared Services Agreement with Vitol.

Crude oil trucking and producer field services revenue increased by $7.1 million to $47.0 million for the nine months ended September 30, 2012 compared to $39.9 million for the nine months ended September 30, 2011.  This increase is primarily the result of both higher rates for the majority of our crude oil trucking service contracts that became effective August 1, 2011 and increased utilization of our trucking assets.

Our asphalt services revenue, including reimbursement of fuel and power, property tax and insurance premiums, decreased by $0.7 million to $44.8 million for the nine months ended September 30, 2012 compared to $45.5 million for the nine months ended September 30, 2011.  The decrease in revenue is primarily attributed to lower volumes of product throughput at our facilities and is a reflection of broader economic market conditions not specific to our facilities.

Operating expenses.   Operating expenses were $91.9 million for the nine months ended September 30, 2012, compared to $87.6 million for the nine months ended September 30, 2011, an increase of $4.3 million, or 5%.

Crude oil terminalling and storage operating expenses decreased $0.7 million to $5.7 million for the nine months ended September 30, 2012 compared to $6.4 million for the nine months ended September 30, 2011.  This decrease is primarily attributed to lower storage tank maintenance costs and is driven by the timing of tank inspection activities.

Our crude oil pipeline services operating expenses increased $1.3 million to $17.5 million for the nine months ended September 30, 2012 compared to $16.2 million for the nine months ended September 30, 2011.  In the second quarter of 2012, we idled approximately 100 miles of gathering lines associated with our Mid-Continent pipeline system, and, as a result, we recognized a $1.0 million impairment charge related to these assets in nine months ended September 30, 2012.

Our crude oil trucking and producer field services operating expenses increased by $3.2 million to $42.1 million for the nine months ended September 30, 2012, compared to $38.9 million for the nine months ended September 30, 2011.  This increase was primarily driven by the increase in utilization of our trucking assets, which resulted in higher driver commissions, fuel and fleet maintenance costs.

Our asphalt operating expenses increased by $0.6 million to $26.6 million for the nine months ended September 30, 2012 compared to $26.0 million for the nine months ended September 30, 2011. We incurred an incremental $0.6 million in maintenance and repair expenses in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of a tank inspection program that we implemented in the first quarter of 2011 in response to new regulation of the asphalt industry. We also incurred additional compensation costs of $0.6 million for the nine months ended September 30, 2012 primarily as a result of switching one of our facilities from leased to operated and the related hiring of operational personnel. These increases were offset by decreases in fuel expenses of $0.9 million.

General and administrative expenses.  General and administrative expenses decreased by $0.5 million, or 4%, to $13.6 million for the nine months ended September 30, 2012, compared to $14.1 million for the nine months ended September 30, 2011. This decrease is primarily attributed to a decrease in legal expenses. We currently anticipate incremental general and administrative expenses for the remainder of 2012 as a result of the employment of our new Chief Executive Officer and the resignation of our former President and Chief Operating Officer.

Gain on sale of assets. In the nine months ended September 30, 2012, we had gains on the sale of assets of $5.3 million. The gains are primarily a result of the sale of 60,000 barrels of excess crude oil linefill attributed to our Longview pipeline system in East Texas. The linefill was sold to Vitol for the market price for East Texas crude of $98.96 per barrel. This transaction resulted in a gain of approximately $4.5 million. The remaining gain on sale of assets is attributed to the sale of used equipment in our trucking and producer field services segment.

Interest expense.   Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and the debt discount related to the subordinated convertible debentures that were redeemed in November of 2011.  Interest expense decreased by $18.4 million to $8.9 million for the nine months ended September 30, 2012 compared to $27.3 million for the nine months ended September 30, 2011.   This decrease is primarily due to non-cash interest expense related to the subordinated convertible debentures, including the related debt discount, of $17.1 million for the nine months ended September 30, 2011 whereas we had no related expense for the nine months ended September 30, 2012 due to the redemption of the subordinated convertible debentures in the fourth quarter of 2011.  We also had a decrease of $0.8 million due to a decrease in the weighted average debt outstanding for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Other (income) expense.   Other (income)/expense for the nine months ended September 30, 2011 included a decrease of $20.2 million in the fair value of the rights offering liability and a decrease of $1.8 million in the fair value of the embedded derivative liability derived from the conversion option in the subordinated convertible debentures.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2011 and 2012:

	Nine months ended September 30,
	2011	2012
	(in millions)
Net cash provided by operating activities	$31.8	$46.5
Net cash used in investing activities	(11.6)	(11.3)
Net cash used in financing activities	(24.0)	(31.2)

Operating Activities.  Net cash provided by operating activities was $46.5 million for the nine months ended September 30, 2012, as compared to $31.8 million for the nine months ended September 30, 2011.  While net income increased $0.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, net income for the nine months ended September 30, 2011 was impacted by $22.1 million in non-cash income related to changes in the fair value of the embedded derivative within convertible debt and the fair value of the contingent dividend. An increase in cash flows provided by changes in working capital of $8.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 offsets that increase.

Investing Activities.  Net cash used in investing activities was $11.3 million for the nine months ended September 30, 2012,

as compared to $11.6 million of net cash used for the nine months ended September 30, 2011.  The decrease in cash used in investing activities was primarily the result of an increase of $5.1 million in proceeds from the sale of assets in the nine months ended September 30, 2012 and was offset by a $5.0 million increase in capital expenditures.

Financing Activities.  Net cash used in financing activities was $31.2 million for the nine months ended September 30, 2012, as compared to $24.0 million for the nine months ended September 30, 2011.  The increase in net cash used in financing activities for the nine months ended September 30, 2012 is primarily the result of an increase of $15.7 million in distributions to our unitholders and a decrease in net repayments on long term debt of $8.9 million.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At September 30, 2012, we had approximately $81.3 million of availability under our revolving credit facility.  As of November 2, 2012, we have aggregate unused credit availability under our revolving credit facility of approximately $86.4 million and cash on hand of approximately $5.9 million.

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

Expansion capital expenditures for organic growth projects totaled $11.8 million in the nine months ended September 30, 2012, compared to $6.0 million in the nine months ended September 30, 2011.  We currently expect expansion capital expenditures for organic growth projects to be approximately $18.0 million to $20.0 million in 2012.  Maintenance capital expenditures totaled $6.9 million in the nine months ended September 30, 2012 compared to $7.7 million in the nine months ended September 30, 2011.  We currently expect maintenance capital expenditures to be approximately $10.0 million to $11.0 million in 2012.

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

After May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in the credit agreement).  We pay a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and we pay a commitment fee of 0.5% per annum on the unused availability under the credit agreement.  The credit agreement does not have a floor for the ABR or the eurodollar rate.  In connection with entering into our credit agreement, we paid certain upfront fees to the lenders thereunder, and we paid certain arrangement and other fees to the arranger and administrative agent of our credit agreement.  Vitol received its pro rata portion of such fees as a lender under our credit agreement.  During the three and nine months ended September 30, 2012, our weighted average interest rate was 5.46% and 5.52%, respectively, including interest under the throughput capacity agreement with Vitol related to our Eagle North pipeline system and the amortization of debt issuance costs, resulting in interest expense of approximately $2.9 million and $8.9 million, respectively.

Our credit agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter (except for the consolidated interest coverage ratio, which builds to a four-quarter test).

The maximum permitted consolidated total leverage ratio is 4.50 to 1.00 for the fiscal quarter ending September 30, 2012 and each fiscal quarter thereafter. The minimum permitted consolidated interest coverage ratio (as defined in our credit agreement) is 3.00 to 1.00 for the fiscal quarter ending September 30, 2012 and each fiscal quarter thereafter.

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
At September 30, 2012, our leverage ratio was 2.95 to 1.00 and the interest coverage ratio was 6.83 to 1.00.  We were in compliance with all covenants of our credit agreement as of September 30, 2012.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of September 30, 2012, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$232.5	$9.4	$223.1	$—	$—
Operating lease obligations	14.4	4.9	6.7	1.9	0.9
Related party throughput capacity agreement(2)	3.5	2.1	1.4	—	—
Non-compete agreement(3)	0.2	0.1	0.1	—	—
Employee contract obligations(4)	0.2	0.1	0.1	—	—
____________________

(1)
Represents required future principal repayments of borrowings of $213.0 million and variable rate interest payments of $19.5 million.  At September 30, 2012, our borrowings had an interest rate of approximately 4.22%. This interest rate was used to calculate future interest payments.  All amounts outstanding under our credit agreement mature in October 2014.

(2)
Represents required future repayments of the Vitol prepaid fee related to the throughput capacity agreement for our Eagle North pipeline system of $3.1 million and interest of $0.4 million.  This agreement matures at December 31, 2014.

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

As of November 2, 2012 we had $200.0 million outstanding under our credit facility that was subject to a variable interest rate.  Until May 15, 2011, borrowings under our credit agreement bore interest, at our option, at either (i) the ABR (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.5%, or the one-month eurodollar rate (as defined in our credit agreement) plus 1.0%), plus an applicable margin of 3.25%, or (ii) the eurodollar rate plus an applicable margin of 4.25%.  After May 15, 2011, the applicable margin for loans accruing interest based on the ABR ranges from 3.0% to 3.5%, and the applicable margin for loans accruing interest based on the eurodollar rate ranges from 4.0% to 4.5%, in each case depending on our consolidated total leverage ratio (as defined in our credit agreement).

During the three and nine months ended September 30, 2012, our weighted average interest rate was 5.46% and 5.52%, respectively, including interest under the throughput capacity agreement with Vitol related to our Eagle North pipeline system and the amortization of debt issuance costs, resulting in interest expense of approximately $2.9 million and $8.9 million, respectively.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of September 30, 2012 and the terms of our credit agreement, an increase or decrease of 100 basis points in the interest rate would result in increased or decreased annual interest expense of approximately $2.1 million.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of September 30, 2012, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.    Other Information
Credit Agreement Amendment

On November 2, 2012, we amended our credit facility to permit Mark Hurley, our new chief executive officer, to receive a non-voting economic interest in HoldCo. Mr. Hurley’s interest in HoldCo will vest over a five year period and entitle Mr. Hurley, to the extent vested, to (i) 2% of the total amount of proceeds and/or distributions in excess of $100,000,000 received by HoldCo in connection with a transaction resulting in a change of control of the Partnership, and (ii) 2% of the portion of any interim quarterly distribution received by HoldCo in excess of $1,250,000.

The foregoing description is a summary of the credit facility amendment and is qualified in its entirety by reference to the credit facility amendment, a copy of which is included as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

PART II.                       OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of certain litigation and similar proceedings, please refer to Note 13, “Commitments and Contingencies,” of the Notes to Unaudited Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.    Risk Factors

Information about risk factors for the three months ended September 30, 2012 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.    Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	November 6, 2012	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	November 6, 2012	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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

10.1
Employment Agreement, dated October 4, 2012, between Mark Hurley and BKEP Management, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K/A, dated September 13, 2012 and filed October 4, 2012, and incorporated herein by reference).

10.2
Employee Phantom Unit Agreement dated October 4, 2012, between Mark Hurley and the General Partner (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K/A, dated September 13, 2012 and filed October 4, 2012, and incorporated herein by reference).

10.3
Shared Services Agreement, dated to be effective as of August 1, 2012, by and between the Partnership and Vitol Inc. (filed as Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and filed August 7, 2012, and incorporated herein by reference).

10.4
Crude Oil Storage Services Agreement, dated to be effective as of September 1, 2012, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and filed August 7, 2012, and incorporated herein by reference).

10.5*	Second Amendment to Credit Agreement, dated as of November 2, 2012, among the Partnership, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101#
The following financial information from Blueknight Energy Partners, L.P.’s Annual Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012; (iii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2012; (iv)Consolidated Statement of Changes in Partners’ Capital for the nine months ended September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2012; and (vi) Notes to Consolidated Financial Statements.

____________________

*	Filed herewith.

#	Furnished herewith.