Form 10-Q
period 2013-09-30
Blueknight Energy Partners, L.P.
filed 2013-11-06
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 30,159,958 Series A Preferred Units and 22,777,262 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS (in thousands, except per unit data)

	As of	As of
	December 31, 2012	September 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,177	$1,642
Accounts receivable, net of allowance for doubtful accounts of $469 and $69 at December 31, 2012 and September 30, 2013, respectively	9,948	14,312
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	3,522	5,826
Prepaid insurance	1,237	2,027
Assets held for sale, net of accumulated depreciation and impairments of $450 and $0 at December 31, 2012 and September 30, 2013, respectively	281	—
Other current assets	1,822	1,474
Total current assets	19,987	25,281
Property, plant and equipment, net of accumulated depreciation and impairments of $153,216 and $173,429 at December 31, 2012 and September 30, 2013, respectively	267,741	305,115
Investment in unconsolidated affiliate	—	19,675
Goodwill	7,216	7,216
Debt issuance costs, net	3,225	3,747
Intangibles and other assets, net	1,656	1,417
Total assets	$299,825	$362,451
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$10,052	$12,027
Accrued interest payable	164	156
Accrued interest payable to related parties	304	—
Accrued property taxes payable	1,938	2,731
Unearned revenue	4,068	3,680
Unearned revenue with related parties	316	219
Accrued payroll	6,409	6,483
Other current liabilities	4,032	4,476
Current portion of long-term payable to related parties	1,881	—
Total current liabilities	29,164	29,772
Long-term payable to related parties	800	—
Other long-term liabilities	206	97
Long-term debt (including $15.0 million with related parties at December 31, 2012)	211,000	274,411
Commitments and contingencies (Note 13)
Partners’ capital:
Series A Preferred Units (30,159,958 units issued and outstanding for both dates)	204,599	204,599
Common unitholders (22,675,135 and 22,709,621 units issued and outstanding at December 31, 2012 and September 30, 2013, respectively)	464,433	463,849
General partner interest (2.1% with 1,127,755 general partner units outstanding for both dates)	(610,377)	(610,277)
Total Partners’ capital	58,655	58,171
Total liabilities and Partners’ capital	$299,825	$362,451

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2013	2012	2013
	(unaudited)
Service revenue:
Third party revenue	$34,797	$39,844	$100,844	$107,744
Related party revenue	12,329	15,399	34,616	39,381
Total revenue	47,126	55,243	135,460	147,125
Expenses:
Operating	32,027	32,599	90,760	96,503
General and administrative	4,119	4,649	13,608	13,806
Total expenses	36,146	37,248	104,368	110,309
Asset impairment expense	(95)	(5,855)	(1,168)	(5,855)
Gain on sale of assets	46	734	5,265	1,732
Operating income	10,931	12,874	35,189	32,693
Other income (expense):
Equity earnings (loss) in unconsolidated affiliate	—	(151)	—	(325)
Interest expense (net of capitalized interest of $31, $272, $93 and $969, respectively)	(2,909)	(1,897)	(8,877)	(9,188)
Income before income taxes	8,022	10,826	26,312	23,180
Provision for income taxes	115	285	264	451
Net income	$7,907	$10,541	$26,048	$22,729
Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$165	$220	$659	$537
Preferred interest in net income	$5,391	$5,391	$16,173	$16,173
Beneficial conversion feature attributable to Preferred Units	$—	$—	$1,853	$—
Income available to limited partners	$2,351	$4,930	$7,363	$6,019

Basic net income per common unit	$0.10	$0.21	$0.32	$0.26
Diluted net income per common unit	$0.10	$0.19	$0.32	$0.26

Weighted average common units outstanding - basic	22,670	22,697	22,666	22,684
Weighted average common units outstanding - diluted	22,670	53,718	22,666	22,684

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
Balance, December 31, 2012	$464,433	$204,599	$(610,377)	$58,655
Net income	6,081	16,173	475	22,729
Equity-based incentive compensation	1,513	—	34	1,547
Profits interest contribution	—	—	112	112
Distributions	(8,178)	(16,173)	(521)	(24,872)
Balance, September 30, 2013	$463,849	$204,599	$(610,277)	$58,171

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months ended September 30,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income	$26,048	$22,729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	(7)	400
Depreciation and amortization	17,174	17,812
Amortization and write-off of debt issuance costs	1,332	3,117
Asset impairment charge	1,168	5,855
Gain on sale of assets	(5,265)	(1,732)
Equity-based incentive compensation	1,079	1,547
Equity (earnings) loss in unconsolidated affiliate	—	325
Changes in assets and liabilities
Decrease (increase) in accounts receivable	3,069	(5,844)
Decrease (increase) in receivables from related parties	1,399	(2,304)
Decrease in prepaid insurance	1,862	2,022
Decrease (increase) in other current assets	(948)	348
Decrease (increase) in other assets	(72)	11
Decrease in accounts payable	(2,079)	(1,490)
Decrease in accrued interest payable	(22)	(8)
Decrease in accrued interest payable to related parties	(54)	(304)
Increase in accrued property taxes	905	793
Increase (decrease) in unearned revenue	2,603	(388)
Decrease in unearned revenue from related parties	(870)	(97)
Increase in accrued payroll	56	74
Decrease in other accrued liabilities	(906)	(605)
Net cash provided by operating activities	46,472	42,261
Cash flows from investing activities:
Capital expenditures	(18,730)	(56,438)
Proceeds from sale of assets	7,389	1,980
Investment in unconsolidated affiliate	—	(20,000)
Net cash used in investing activities	(11,341)	(74,458)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(1,008)	(1,669)
Debt issuance costs	—	(3,639)
Payments on long-term payable to related party	(1,205)	(2,681)
Borrowings under credit facility	31,000	331,411
Payments under credit facility	(36,000)	(268,000)
Capital contribution related to profits interest	—	112
Distributions	(24,018)	(24,872)
Net cash provided by (used in) financing activities	(31,231)	30,662
Net increase (decrease) in cash and cash equivalents	3,900	(1,535)
Cash and cash equivalents at beginning of period	1,239	3,177
Cash and cash equivalents at end of period	$5,139	$1,642

Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$(1,307)	$3,465
Decrease in accounts receivable related to accrued proceeds on sale of assets	$—	$(194)
Increase in accrued liabilities related to insurance premium financing agreement	$1,580	$2,609
Decrease in accounts receivable related to purchase of property, plant and equipment	$—	$1,274

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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).  The consolidated statements of operations for the three and nine months ended September 30, 2012 and 2013, the consolidated statement of changes in partners’ capital for the nine months ended September 30, 2013, the statement of cash flows for the nine months ended September 30, 2012 and 2013, and the consolidated balance sheet as of September 30, 2013 are unaudited.  In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2012 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2013 (the “2012 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 4 of the Notes to Consolidated Financial Statements in its 2012 Form 10-K. A reclassification has been made to the consolidated statements of operations for the three months and nine months ended September 30, 2012 to conform to the current financial statement presentation.  This was a reclassification of asset impairment expense from operating expenses to a separate component of operating income.  The reclassification has no impact on net income.

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

3.    RECENT EVENTS

On February 4, 2013, the Partnership announced that it entered into an agreement with Advantage Pipeline to acquire approximately 30% ownership in a 70 mile crude oil pipeline project running from Pecos, Texas to Crane, Texas (the “Pecos River Pipeline”). The Pecos River Pipeline is a new 16" diameter pipeline that will enable west Texas producers to deliver crude oil to Gulf Coast markets through a pipeline connection at Crane, Texas. On September 17, 2013, commercial service started on Phase I of the system consisting of the Highway 18 Station near Grandfalls, Texas and 36 miles of pipeline connecting to the Longhorn Pipeline in Crane, Texas. The Partnership operates the pipeline under a long term agreement with Advantage Pipeline (see Note 8).

On June 28, 2013, the Partnership entered into an amended and restated credit agreement which consists of a $400.0 million revolving loan facility (see Note 5).

4.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2012	September 30, 2013

		(dollars in thousands)
Land	N/A	$16,405	$16,532
Land improvements	10-20	6,287	6,296
Pipelines and facilities	5-30	101,392	126,004
Storage and terminal facilities	10-35	232,102	235,240
Transportation equipment	3-10	18,003	18,139
Office property and equipment and other	3-20	26,009	27,018
Pipeline linefill and tank bottoms	N/A	5,993	10,193
Construction-in-progress	N/A	14,766	39,122
Property, plant and equipment, gross		420,957	478,544
Accumulated depreciation and impairments		(153,216)	(173,429)
Property, plant and equipment, net		$267,741	$305,115

Depreciation expense for the three months ended September 30, 2012 and 2013 was $5.8 million and $6.1 million, respectively, and depreciation expense for the nine months ended September 30, 2012 and 2013 was $17.1 million and $17.8 million, respectively. In the nine months ended September 30, 2012, the Partnership recorded asset impairment expense of $1.2 million related to its pipelines and facilities. In the three and nine months ended September 30, 2013, the Partnership recorded asset impairment expense of $5.9 million related to its pipelines and facilities, $5.7 million of which relates to its Thompson pipeline system located in southern Texas.

5.    DEBT

On June 28, 2013, the Partnership entered into an amended and restated credit agreement which consists of a $400.0 million revolving loan facility. As of November 1, 2013, approximately $266.4 million of revolver borrowings and $0.5 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $133.1 million available capacity for additional revolver borrowings and letters of credit under the credit facility, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit facility. In connection with entering into the amended and restated credit agreement, the Partnership paid certain upfront fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement.  The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after June 28, 2013 refer to the amended and restated credit agreement.

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

The maximum permitted consolidated total leverage ratio is 4.50 to 1.00, provided that the maximum permitted consolidated total leverage ratio is 5.00 to 1.00 from and after (i) the last day of the fiscal quarter immediately preceding the fiscal quarter in which a specified acquisition (as defined in the credit agreement) occurs to and including the last day of the second full fiscal quarter following the fiscal quarter in which such specified acquisition occurred and (ii) the date on which the Partnership issues qualified senior notes (as defined in the credit agreement, but generally being unsecured indebtedness with no required principal payments prior to June 28, 2019) in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million.
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

At September 30, 2013, the Partnership’s consolidated total leverage ratio was 3.67 to 1.00 and the consolidated interest coverage ratio was 7.61 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of September 30, 2013.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as no default or event of default exists under the credit agreement on a pro forma basis after giving effect to such distribution. The Partnership is currently allowed to make distributions to its unitholders in accordance with this covenant; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Board of Directors (the “Board”) of

Blueknight Energy Partners G.P., L.L.C. (the “General Partner”) in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.  See Note 7 for additional information regarding distributions.

Each of the following is an event of default under the credit agreement:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to meet the quarterly financial covenants;

•	failure to observe any other agreement, obligation or covenant in the new credit agreement or any related loan document, subject to cure periods for certain failures;

•	the failure of any representation or warranty to be materially true and correct when made;

•	the Partnership’s, or any of its restricted subsidiaries,’ default under other indebtedness that exceeds a threshold amount;

•	judgments against the Partnership or any of its restricted subsidiaries, in excess of a threshold amount;

•	certain ERISA events involving the Partnership or its restricted subsidiaries resulting in a material adverse effect on the Partnership;

•	bankruptcy or other insolvency events involving the General Partner, the Partnership or any of its restricted subsidiaries; and

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

If an event of default relating to bankruptcy or other insolvency events occurs with respect to the General Partner or the Partnership, all indebtedness under the credit agreement will immediately become due and payable.  If any other event of default exists under the credit agreement, the lenders may accelerate the maturity of the obligations outstanding under the credit agreement and exercise other rights and remedies.  In addition, if any event of default exists under the credit agreement, the lenders may commence foreclosure or other actions against the collateral.

If any default occurs under the credit agreement, or if the Partnership is unable to make any of the representations and warranties in the credit agreement, the Partnership will be unable to borrow funds or have letters of credit issued under the credit agreement.

Upon the execution of the amended and restated credit agreement, the Partnership expensed $1.8 million of debt issuance costs related to the extinguished term loan, and the Partnership expensed $0.2 million in debt issuance costs related to its revolving loan facility, leaving a remaining balance of $0.5 million ascribed to those lenders with commitments under both the prior and the amended and restated credit facility. During the nine months ended September 30, 2013, the Partnership capitalized debt issuance costs of $0.2 million related to the prior credit facility and $3.4 million related to the current credit facility. The Partnership did not incur any debt issuance costs in the nine months ended September 30, 2012. The debt issuance costs are being amortized over the term of the amended and restated credit agreement. Interest expense related to debt issuance cost amortization for the three months ended September 30, 2012 and 2013 was $0.4 million and $0.2 million, respectively, and for the nine months ended September 30, 2012 and 2013 was $1.3 million and $3.1 million, respectively.

During the three months ended September 30, 2012 and 2013, the weighted average interest rate under the Partnership's credit agreement was 5.15% and 3.18%, respectively, resulting in interest expense of approximately $2.8 million and $2.2 million, respectively. During the nine months ended September 30, 2012 and 2013, the weighted average interest rate under the Partnership's credit agreement, excluding the $2.0 million of debt issuance costs related to the prior credit facility that was expensed in the nine months ended September 30, 2013, was 5.24% and 4.39%, respectively, resulting in interest expense of approximately $8.6 million and $8.2 million, respectively. As of September 30, 2013, borrowings under the Partnership’s amended and restated credit agreement bore interest at a weighted average interest rate of 3.14%.

During the three months ended September 30, 2012 and 2013, the Partnership capitalized interest of less than $0.1 million and $0.3 million, respectively. During the nine months ended September 30, 2012 and 2013, the Partnership capitalized interest of $0.1 million and $1.0 million, respectively.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2013	2012	2013
Net income	$7,907	$10,541	$26,048	$22,729
General partner interest in net income	165	220	659	537
Preferred interest in net income	5,391	5,391	16,173	16,173
Beneficial conversion feature attributable to preferred units	—	—	1,853	—
Income available to limited partners	$2,351	$4,930	$7,363	$6,019

Basic weighted average number of units:
Common units	22,670	22,697	22,666	22,684
Restricted and phantom units	617	699	550	667

Diluted weighted average number of units:
Common units	22,670	53,718	22,666	22,684

Basic net income per common unit	$0.10	$0.21	$0.32	$0.26
Diluted net income per common unit	$0.10	$0.19	$0.32	$0.26

7.    DISTRIBUTIONS

On October 24, 2013, the Board approved a distribution of $0.17875 per Preferred Unit, or a total distribution of $5.4 million, for the quarter ending September 30, 2013.  The Partnership will pay this distribution on the preferred units on November 14, 2013 to unitholders of record as of November 4, 2013.

In addition, the Board declared a cash distribution of $0.1225 per unit on its outstanding common units, a 2.1% increase over the previous quarter’s distribution. The distribution will be paid on November 14, 2013 to unitholders of record on November 4, 2013. The distribution is for the three months ended September 30, 2013. The total distribution will be approximately $2.9 million, with approximately $2.8 million and less than $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s long-term incentive plan.

8.    RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol.  For the three months ended September 30, 2012 and 2013, the Partnership recognized revenues of $12.3 million and $15.1 million, respectively, for services provided to Vitol. For the nine months ended September 30, 2012 and 2013, the Partnership recognized revenues of $34.6 million and $39.0 million, respectively, for services provided to Vitol.  As of December 31, 2012 and September 30, 2013, the Partnership had receivables from Vitol of $3.1 million and $5.8 million, respectively.

The Partnership also provides operating and administrative services to Advantage Pipeline. For each of the three and nine months ended September 30, 2013, the Partnership recognized revenues of $0.3 million, for services provided to Advantage Pipeline.

The Partnership also had a receivable from its General Partner of $0.5 million as of December 31, 2012.

 Vitol Omnibus Agreement

On February 15, 2010, the Partnership entered into an Omnibus Agreement (the “Vitol Omnibus Agreement”) with Vitol.  Pursuant to the Vitol Omnibus Agreement, the Partnership agreed to provide certain of its employees, consultants and agents (the “Designated Persons”) to Vitol for use by Vitol’s crude oil marketing division.  In return, Vitol agreed to reimburse the Partnership in an amount equal to (i) the wages, salaries, bonuses, make whole payments, payroll taxes and the cost of all employee benefits of each Designated Person, in each case as adjusted to properly reflect the time spent by such Designated Person in the performance services for Vitol, (ii) all direct expenses, including, without limitation, any travel and entertainment expenses, incurred by each Designated Person in connection with such Designated Person’s provision of services for Vitol, (iii) a monthly charge of $1,500.00 per Designated Person for each Designated Person that performs services for Vitol during any portion of such month, plus (iv) the sum of subsections (i) through (iii) above multiplied by 0.10.  In addition, the Vitol Omnibus Agreement provides that if during any month any Designated Person has spent more than 80% of his time performing services for Vitol, then Vitol will have the right for the succeeding three months to request that such individual be transitioned directly to the employment of Vitol.  The Vitol Omnibus Agreement was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the Partnership’s partnership agreement. During the nine months ended September 30, 2012 the Partnership received payments of $0.1 million pursuant to the Vitol Omnibus Agreement. The Partnership and Vitol terminated the Vitol Omnibus Agreement on March 27, 2012.

Vitol Storage Agreements

In connection with the Partnership’s acquisition of certain of its crude oil storage assets from SemGroup Corporation (“SemCorp”) in May 2008, the Partnership was assigned from SemCorp a storage agreement with Vitol under which the Partnership provided crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended in 2010 to extend the term of the agreement until June 1, 2011 and again in 2011 to extend the term of the agreement to June 1, 2012.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board or the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions.  Vitol became a related party when it acquired the General Partner in November 2009 (the “Vitol Change of Control”).  Since the amendments occurred subsequent to the Vitol Change of Control, they were reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  The Partnership earned revenues of approximately $5.5 million from Vitol with respect to services provided pursuant to the 2008 Vitol Storage Agreement for the nine months ended September 30, 2012. The 2008 Vitol Storage Agreement expired according to its terms on June 1, 2012. The Partnership believes that the rates it charged Vitol under the 2008 Vitol Storage Agreement were fair and reasonable to the Partnership and its unitholders and were comparable with the rates the Partnership charged third parties.

In March 2010, the Partnership entered into a second crude oil storage services agreement with Vitol under which the Partnership began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of the 2010 Vitol Storage Agreement is five years commencing on May 1, 2010, subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  Service revenues under the 2010 Vitol Storage Agreement are based on the 2.0 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The Partnership generated revenues under this agreement of approximately $2.8 million and $2.2 million during the three months ended September 30, 2012 and 2013, respectively. The Partnership generated revenues under this agreement of approximately $8.7 million and $6.9 million during the nine months ended September 30, 2012 and 2013, respectively. In March 2013, the 2010 Vitol Storage Agreement was amended to adjust the rates the Partnership charges Vitol for services provided under the agreement. The Partnership believes that the rates it charges Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

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

Service revenues under the 2012 Vitol 12-month Storage Agreement are based on the 1.0 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the 2012 Vitol 12-month Storage Agreement was from June 1, 2012 through May 31, 2013. In March 2013, the 2012 Vitol 12-month Storage Agreement was amended to extend the term through March 31, 2014 and to adjust the rates the Partnership charges Vitol for services provided under the agreement. The Partnership generated revenues under this agreement of approximately $1.4 million and $1.8 million, respectively, for the three and nine months ended September 30, 2012. The Partnership generated revenues under this agreement of approximately $1.0 million and $3.3 million for the three and nine months ended September 30, 2013, respectively.

Service revenues under the 2012 Vitol 6-month Storage Agreement are based on the 0.5 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the 2012 Vitol 6-month Storage Agreement was from June 1, 2012 through November 30, 2012. Upon expiration of the initial term, this agreement became subject to a rolling 90 day cancellation notice. In March 2013, the 2012 Vitol 6-month Storage Agreement was amended to extend the term through October 31, 2013 and to adjust the rates the Partnership charges Vitol for services provided under the agreement. In October 2013, the 2012 Vitol 6-month Storage Agreement was amended to extend the term through March 31, 2014 and to adjust the rates the Partnership charges Vitol for services provided under the agreement effective as of November 1, 2013. The Partnership generated revenues under this agreement of approximately $0.7 million and $0.9 million, respectively, for the three and nine months ended September 30, 2012. The Partnership generated revenues under this agreement of approximately $0.5 million and $1.7 million for the three and nine months ended September 30, 2013, respectively.

Service revenues under the Vitol September 2012 Storage Agreement are based on the 0.5 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the Vitol September 2012 Storage Agreement was from September 1, 2012 to February 28, 2013. In March 2013, the Vitol September 2012 Storage Agreement was amended to extend the term through October 31, 2013 and to adjust the rates the Partnership charges Vitol for services provided under the agreement. In October 2013, the Vitol September 2012 Storage Agreement was amended to extend the term through March 31, 2014 and to adjust the rates the Partnership charges Vitol for services provided under the agreement effective as of November 1, 2013. The Partnership generated revenues under this agreement of approximately $0.2 million for each of the three and nine months ended September 30, 2012. The Partnership generated revenues under this agreement of approximately $0.5 million and $1.7 million for the three and nine months ended September 30, 2013, respectively.

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

During the three and nine months ended September 30, 2012, the Partnership incurred interest expense under this agreement of approximately $0.1 million and $0.4 million, respectively.  During the nine months ended September 30, 2013, the Partnership incurred interest expense under this agreement of approximately $0.1 million. The agreement had an effective annual interest rate of 14.1%. In April 2013, the Partnership repurchased 100% of the throughput capacity on ENPS from Vitol for $2.5 million, and the ENPS Throughput Agreement was terminated.

Vitol Operating and Maintenance Agreement

In August 2011, the Partnership and Vitol entered into an operating and maintenance agreement (the “Vitol O&M Agreement”) relating to the operation and maintenance of Vitol’s crude oil terminal located in Midland, Texas (the “Midland Terminal”). Pursuant to the Vitol O&M Agreement, the Partnership provides certain operating and maintenance services with respect to the Midland Terminal. The term of the Vitol O&M Agreement commenced on September 1, 2012 and will continue for five years. During the three and nine months ended September 30, 2012, the Partnership generated revenues of $0.1 million under this agreement. During the three and nine months ended September 30, 2013, the Partnership generated revenues of $0.2 million and $0.5 million, respectively, under the Vitol O&M Agreement. The Partnership believes that the rates it charges Vitol under the Vitol O&M Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved the Vitol O&M Agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.

Vitol Shared Services Agreement

In August 2012, the Partnership and Vitol entered into a shared services agreement (the “Vitol Shared Services Agreement”) pursuant to which the Partnership provides Vitol certain strategic assessment, economic evaluation and project design services. The original term of the Vitol Shared Services Agreement commenced on August 1, 2012 and continued for one year. In August 2013, the term of the Vitol Shared Services Agreement was automatically renewed for one year. The Vitol Shared Services Agreement renews annually unless terminated by either party as provided in the agreement. For the three and nine months ended September 30, 2012, the Partnership generated revenues of $0.3 million, under the Vitol Shared Services Agreement. During the three and nine months ended September 30, 2013, the Partnership generated revenues of less than $0.1 million and $0.1 million, respectively, under the Vitol Shared Services Agreement. The Partnership believes that the rates it charges Vitol under the Vitol Shared Services Agreement are fair and reasonable to the Partnership and its unitholders. The Board’s conflicts committee reviewed and approved the Vitol Shared Services Agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.

Vitol’s Commitment under the Partnership’s Credit Agreement

Vitol was a lender under the Partnership’s prior credit agreement and committed to loan the Partnership $15.0 million pursuant to such agreement.  During the nine months ended September 30, 2013, Vitol received its pro rata portion of the interest payments in connection with being a lender under the credit agreement and received approximately $0.3 million in connection therewith. During the three and nine months ended September 30, 2012, Vitol received interest payments of approximately $0.2 million and $0.5 million, respectively. Vitol is not a lender under the Partnership’s amended and restated credit agreement.

Advantage Pipeline Operating and Administrative Services Agreement

In January 2013, the Partnership and Advantage Pipeline entered into an operating and administrative services agreement (the “Advantage O&A Services Agreement”) pursuant to which the Partnership will operate Advantage Pipeline’s Pecos River Pipeline in west Texas. Under the Advantage O&A Services Agreement, the Partnership will also provide certain administrative services to Advantage Pipeline. The initial term of the Advantage O&A Services Agreement commenced on January 31, 2013 and shall continue for ten years, with the Partnership and Advantage Pipeline each having an option to extend the term for an additional five years. During the three and nine months ended September 30, 2013, the Partnership earned revenues of $0.1 million and $0.2 million, respectively, under this agreement.

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

In March 2011, 2012 and 2013, grants for 299,900, 353,300 and 251,106 phantom units, respectively, were made, which vest on January 1, 2014, January 1, 2015 and January 1, 2016, respectively.  These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $8.25, $6.76 and $8.75 per unit, respectively, which is the closing market price on the grant date of the awards. The value of these award grants was approximately $2.5 million, $2.4 million and $2.2 million, respectively, on their grant date. In June 2013, grants of 1,300 phantom units that will vest on January 1, 2014 and 3,500 units that will vest on January 1, 2015 were made. The weighted average grant date fair-value of the awards is $8.40, which is the closing market price on the grant date. The value of these award grants was $40,320. The unrecognized estimated compensation cost of outstanding phantom units at September 30, 2013 was $1.8 million, which will be recognized over the remaining vesting period. As of September 30, 2013, the Partnership expects approximately 74% of these awards will vest.

In September 2012, Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at September 30, 2013 was $2.2 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended September 30, 2012 and 2013 was $0.4 million and $0.5 million, respectively, and for the nine months ended September 30, 2012 and 2013 was $1.1 million and $1.5 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,016,703	$6.51
Granted	255,906	8.74
Vested	151,086	6.30
Forfeited	47,857	7.69
Nonvested at September 30, 2013	1,073,666	$7.02

10.    EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.3 million for the each of the three months ended September 30, 2012 and 2013 for discretionary contributions under the 401(k) Plan. The Partnership recognized expense of $1.0 million for each of the nine months ended September 30, 2012 and 2013 for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.2 million for each of the three months ended September 30, 2012 and 2013, for discretionary profit sharing contributions under the 401(k) Plan. The Partnership recognized expense of $0.7 million and $0.8 million for the nine months ended September 30, 2012 and 2013, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

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

The Partnership had no recurring financial assets or liabilities subject to fair value measurements as of December 31, 2012 or September 30, 2013.

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

At September 30, 2013, the carrying values on the condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at September 30, 2013 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Crude Oil Terminalling and Storage Services	Crude Oil Pipeline Services	Crude Oil Trucking and Producer Field Services	Asphalt Services	Total
Three months ended September 30, 2012
Service revenue
Third party revenue	$3,278	$4,216	$10,722	$16,581	$34,797
Related party revenue	5,260	1,742	5,195	132	12,329
Total revenue for reportable segments	8,538	5,958	15,917	16,713	47,126
Operating expenses (excluding depreciation and amortization)	973	4,765	14,424	6,073	26,235
Operating margin (excluding depreciation and amortization)	7,565	1,193	1,493	10,640	20,891
Total assets (end of period)	68,870	99,619	19,323	112,745	300,557

Three months ended September 30, 2013
Service revenue
Third party revenue	$3,216	$6,910	$11,711	$18,007	$39,844
Related party revenue	4,477	4,807	5,805	310	15,399
Total revenue for reportable segments	7,693	11,717	17,516	18,317	55,243
Operating expenses (excluding depreciation and amortization)	1,068	4,305	15,226	5,922	26,521
Operating margin (excluding depreciation and amortization)(1)	6,625	7,412	2,290	12,395	28,722
Total assets (end of period)	65,314	175,476	20,446	101,215	362,451

Nine months ended September 30, 2012
Service revenue
Third party revenue	$9,009	$12,274	$35,202	$44,359	$100,844
Related party revenue	18,153	4,252	11,754	457	34,616
Total revenue for reportable segments	27,162	16,526	46,956	44,816	135,460
Operating expenses (excluding depreciation and amortization)	2,698	12,634	40,700	17,554	73,586
Operating margin (excluding depreciation and amortization)(1)	24,464	3,892	6,256	27,262	61,874
Total assets (end of period)	68,870	99,619	19,323	112,745	300,557

Nine months ended September 30, 2013
Service revenue
Third party revenue	$9,149	$14,432	$36,085	$48,078	$107,744
Related party revenue	14,495	7,179	16,370	1,337	39,381
Total revenue for reportable segments	23,644	21,611	52,455	49,415	147,125
Operating expenses (excluding depreciation and amortization)	2,872	11,801	45,469	18,549	78,691
Operating margin (excluding depreciation and amortization)(1)	20,772	9,810	6,986	30,866	68,434
Total assets (end of period)	65,314	175,476	20,446	101,215	362,451

____________________

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2013	2012	2013
Operating margin (excluding depreciation and amortization)	$20,891	$28,722	$61,874	$68,434
Depreciation and amortization	(5,792)	(6,078)	(17,174)	(17,812)
General and administrative expenses	(4,119)	(4,649)	(13,608)	(13,806)
Gain on sale of assets	46	734	5,265	1,732
Asset impairment expense	(95)	(5,855)	(1,168)	(5,855)
Interest expense	(2,909)	(1,897)	(8,877)	(9,188)
Equity earnings (loss) in unconsolidated entity	—	(151)	—	(325)
Income before income taxes	$8,022	$10,826	$26,312	$23,180

13.    COMMITMENTS AND CONTINGENCIES

The Partnership is from time to time subject to various legal actions and claims incidental to its business. Management believes that these legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, an accrual is established equal to its estimate of the likely exposure. As of September 30, 2013, the Partnership has accrued contingent liabilities in the amount of $0.7 million.

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

In March and April 2009, nine current or former executives (the “Claimants”) of SemCorp and certain of its affiliates filed wage claims with the Oklahoma Department of Labor against the General Partner.  Their claims arise from the General Partner’s Long-Term Incentive Plan, Employee Phantom Unit Agreement (“Phantom Unit Agreement”).  Most claimants alleged that phantom units previously awarded to them vested upon the change of control that occurred in July 2008.  One claimant alleged that his phantom units vested upon his termination.  The claimants contended the General Partner’s failure to deliver certificates for the phantom units within 60 days after vesting caused them to be damaged, and they sought recovery of approximately $2.0 million in damages and penalties.  In September 2013, this matter was settled on favorable terms to the Partnership, and it did not have a material adverse effect on the Partnership's financial condition or results of operations.

On February 13, 2013, the Partnership filed suit against Koch Industries, Inc. (together with certain of its subsidiaries, “Koch”), a previous owner of the Partnership’s asphalt facility located in Northumberland, Pennsylvania.  The suit was filed in the United States District Court for the Middle District of Pennsylvania.  The Partnership sought a declaration that Koch is responsible for any assessment and cleanup costs related to certain environmental liabilities.  Koch brought counter claims and took the position that the Partnership has the responsibility to assess the polychlorinated biphenyl (“PCB”) contamination at such facility although the contamination occurred prior to the Partnership becoming the owner of such facility.  To avoid the expense and uncertainty of litigation, in November 2013, the Partnership and Koch executed a settlement agreement for this matter.  As a condition of the settlement, Koch will indemnify the Partnership and its tenant at this facility from and against any and all liabilities or lawsuits arising from or relating to the asphalt facility located in Northumberland, Pennsylvania.  In connection with the settlement, the Partnership is conveying title to the asphalt facility to Koch, and Koch will be responsible for any assessment and cleanup costs related to PCB liabilities associated with this facility.  The settlement is expected to close in the fourth quarter of 2013.  The settlement of this matter is not expected to have a material adverse effect on the Partnership’s financial condition or results of operation.

On February 6, 2012, the Partnership filed suit against SemCorp and others in Oklahoma County District Court. In the suit, the Partnership is seeking a judgment that SemCorp immediately return approximately 140,000 barrels of crude oil linefill belonging to the Partnership, and the Partnership is seeking judgment in an amount in excess of $75,000 for actual damages, special damages, punitive damages, pre-judgment interest, reasonable attorney’s fees and costs, and such other relief that the Court deems equitable and just. On March 22, 2012, SemCorp filed a motion to dismiss and transfer to Tulsa County. On April 18, 2012, SemCorp filed a motion for summary judgment, and, on May 1, 2012, the District Court of Oklahoma County ordered a transfer to Tulsa County. The Partnership is contesting SemCorp’s motion for summary judgment, which was referred to a special master for report and recommendation. On June 10, 2013, the special master filed a report with the District Court of Tulsa County, and on June 25, 2013, the Partnership filed a notice of non-objection and motion to adopt the special master's report. On September 17, 2013, the Partnership filed a motion for summary judgment as to the liability of SemCorp for the Partnership's claims for breach of contract and negligence by a bailee. On October 7, 2013, SemCorp renewed its motion for summary judgment, which the Partnership timely opposed. The Partnership intends to seek additional damages from SemCorp related to various injuries to the Partnership as a result of SemCorp's failure to resolve this issue. No trial date is set.

On July 13, 2012, the Partnership and one of its employees were named in a motor vehicle negligence suit in the District Court of Woodward County, Oklahoma arising out of an accident involving one of the Partnership’s crude oil tanker trucks.  The accident resulted in the death of one of the occupants of the other vehicle and injuries to the other occupant.  The plaintiff was seeking damages in excess of $75,000 from the Partnership.  The Partnership submitted the claim to its insurance carriers, and, in September 2013, a fair and reasonable resolution of this matter was reached with the plaintiff within applicable policy limits. This matter did not have a material adverse impact on the Partnership's consolidated results of operations or financial condition.

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at September 30, 2013 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$1,027
Deferred tax asset	1,027

Less: valuation allowance	(1,027)
Net deferred tax asset	$—

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendment provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P. , together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C., (3) Vitol refers to Vitol Holding B.V., its affiliates and subsidiaries (other than our General Partner and us) and (4) Charlesbank refers to Charlesbank Capital Partners, LLC, its affiliates and subsidiaries (other than our General Partner and us).  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2013 (the “2012 Form 10-K”).

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

Recent Events

In February 2013, we entered into an agreement with Advantage Pipeline, L.L.C. (“Advantage Pipeline”) to acquire approximately 30% ownership in a 70 mile crude oil pipeline project running from Pecos, Texas to Crane, Texas (the “Pecos River Pipeline”). The Pecos River Pipeline is a new 16" diameter pipeline that will enable west Texas producers to deliver crude oil to Gulf Coast markets through a pipeline connection at Crane, Texas. On September 17, 2013, commercial service started on Phase I of the system consisting of the Highway 18 Station near Grandfalls, Texas and 36 miles of pipeline connecting to the Longhorn Pipeline in Crane, Texas. We operate the pipeline under a long term agreement with Advantage Pipeline.

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

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues. For the three and nine months ended September 30, 2013, we derived approximately 28% and 27%, respectively, of our revenues from services we provided to Vitol, with the remainder of our services being provided to third parties.

Our revenues increased by $8.1 million, or 17%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Our revenues increased by $11.6 million, or 9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase is primarily attributed to the sale of $6.9 million of crude oil related to accumulated pipeline loss allowances on our Eagle North pipeline system and our Longview pipeline system in the third quarter of 2013, as well as higher volumes of crude oil transported by our trucking assets and short-term storage service agreements at certain of our asphalt services facilities.

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

As of November 1, 2013, we had approximately 5.3 million barrels of crude oil storage under service contracts with remaining terms ranging from month-to-month to 26 months, including 4.1 million barrels under contract to Vitol. As of November 1, 2013, 2.9 million barrels of crude oil storage contracts expire by the end of 2014. We are in negotiations to contract the remaining storage capacity; however, there is no certainty that contracts will be renewed, or, if renewed, will be at the same or similar rates as the expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

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

During the three months ended September 30, 2013, we transported approximately 53,446 barrels per day on our pipelines, a decrease of 24% as compared to the three months ended September 30, 2012. The decreased throughput is primarily on our Eagle North pipeline system and is a result of a refinery turnaround. Vitol accounted for 30% of volumes transported in the three months ended September 30, 2013.

For the three months ended September 30, 2013, we transported approximately 62,200 barrels per day on our crude transport trucks, an increase of 9% as compared to the three months ended September 30, 2012. Vitol accounted for approximately 48% of volumes transported in the three months ended September 30, 2013.

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

Under ASC 740 – Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

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

Given that our subsidiary that is taxed as a corporation has a limited earnings history for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of September 30, 2013.

Distributions

The amount of distributions we pay and the decision to make any distribution is determined by the Board, which has broad discretion to establish cash reserves for the proper conduct of our business and for future distributions to our unitholders. In addition, our cash distribution policy is subject to restrictions on distributions under our credit facility.

On October 24, 2013, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $5.4 million, for the quarter ending September 30, 2013.  We will pay this distribution on the preferred units on November 14, 2013 to unitholders of record as of November 4, 2013.

In addition, we declared a cash distribution of $0.1225 per unit on our outstanding common units, a 2.1% increase over the previous quarter’s distribution. The distribution will be paid on November 14, 2013 to unitholders of record on November 4, 2013. The distribution is for the three months ended September 30, 2013. The total distribution to be paid is approximately $2.9 million, with approximately $2.8 million and less than $0.1 million paid to our common unitholders and general partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under the our long-term incentive plan.

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

On June 1, 2012, the crude oil storage services agreement with Vitol previously entered into in 2008 expired according to its terms. In anticipation of such expiration, we entered into two new crude oil storage services agreements with Vitol under which we began providing additional crude oil storage services to Vitol effective June 1, 2012. Service revenues under the first agreement are based on the 1.0 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the first agreement was from June 1, 2012 through May 31, 2013. In March 2013, this agreement was amended to extend the term through March 31, 2014 and to adjust the rates we charge Vitol for services provided under the agreement. Service revenues under the second agreement are based on the 0.5 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the second agreement was from June 1, 2012 through November 30, 2012 and automatically renewed twice before being amended in March 2013. The amendment extended the term through October 31, 2013 and adjusted the rates we charge Vitol for services provided under the agreement. In October 2013, this agreement was again amended to extend the term through March 31, 2014 and to adjust the rates we charge Vitol for services provided under the agreement. We believe that the rates we charge Vitol under these agreements are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. The Board’s conflicts committee reviewed and approved these agreements, including the amendments thereto, in accordance with our procedures for approval of related party transactions and the provisions of the partnership agreement.
During the third quarter of 2012, we entered into another 6-month storage agreement with Vitol effective September 1, 2012 (the “Vitol September 2012 Storage Agreement”). Service revenues under the Vitol September 2012 Storage Agreement are based on the 0.5 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the Vitol September 2012 Storage Agreement was from September 1, 2012 to February 28, 2013. In March 2013, the Vitol September 2012 Storage Agreement was amended to extend the term through October 31, 2013 and to adjust the rates we charge Vitol for services provided under the agreement. In October 2013, the Vitol September 2012 Storage Agreement was again amended to extend the term through March 31, 2014 and to adjust the rates we charge Vitol for services provided under the agreement. We believe that the rates we charge Vitol under this agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. The Board’s conflicts committee reviewed and approved this agreement, including the amendments thereto, in accordance with our procedures for approval of related party transactions and the provisions of the partnership agreement.

Results of Operations

The table below summarizes our financial results for the three and nine months ended September 30, 2012 and 2013:

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2013	2012	2013
Service revenues:
Crude oil terminalling and storage revenues:
Third party	$3,278	$3,216	$9,009	$9,149
Related party	5,260	4,477	18,153	14,495
Total crude oil terminalling and storage	8,538	7,693	27,162	23,644
Crude oil pipeline services revenues:
Third party	4,216	6,910	12,274	14,432
Related party	1,742	4,807	4,252	7,179
Total crude oil pipeline services revenues	5,958	11,717	16,526	21,611
Crude oil trucking and producer field services revenues:
Third party	10,722	11,711	35,202	36,085
Related party	5,195	5,805	11,754	16,370
Total crude oil trucking and producer field services revenues	15,917	17,516	46,956	52,455
Asphalt services revenues:
Third party	16,581	18,007	44,359	48,078
Related party	132	310	457	1,337
Total asphalt services	16,713	18,317	44,816	49,415
Total revenues	47,126	55,243	135,460	147,125

Operating expenses:
Crude oil terminalling and storage	1,922	1,928	5,715	5,421
Crude oil pipeline services	6,097	5,872	16,513	16,258
Crude oil trucking and producer field services	14,890	15,726	41,887	46,913
Asphalt services	9,118	9,073	26,645	27,911
Total operating expenses	32,027	32,599	90,760	96,503

General and administrative expenses	4,119	4,649	13,608	13,806
Asset impairment expense	95	5,855	1,168	5,855

Gain on sale of assets	46	734	5,265	1,732

Operating income	10,931	12,874	35,189	32,693
Other income (expense):
Equity earnings (loss) in unconsolidated affiliate	—	(151)	—	(325)
Interest expense	(2,909)	(1,897)	(8,877)	(9,188)
Income tax expense	(115)	(285)	(264)	(451)
Net income	$7,907	$10,541	$26,048	$22,729

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Service revenues.  Service revenues include revenues from crude oil terminalling and storage services, crude oil pipeline services, crude oil trucking and producer field services and asphalt services.  Service revenues, including reimbursement revenues of $1.8 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, for fuel and power, property taxes, and insurance expenses related to the operations of our asphalt facilities, were $55.2 million for the three months ended September 30, 2013 compared to $47.1 million for the three months ended September 30, 2012, an increase of $8.1 million, or 17%.

Crude oil terminalling and storage revenue decreased by $0.8 million to $7.7 million for the three months ended September 30, 2013 compared to $8.5 million for the three months ended September 30, 2012. This is primarily due to lower renegotiated storage rates with Vitol.

Crude oil pipeline services revenue increased by $5.7 million to $11.7 million for the three months ended September 30, 2013 compared to $6.0 million for the three months ended September 30, 2012, primarily due to the sale of $6.9 million of crude oil related to accumulated pipeline loss allowances on our Eagle North pipeline system and our Longview pipeline system. This increase was partially offset by decreased throughput volumes.

Crude oil trucking and producer field services revenue increased by $1.6 million to $17.5 million for the three months ended September 30, 2013, compared to $15.9 million for the three months ended September 30, 2012.  This increase is primarily the result of higher volumes of crude oil transported by our trucking assets.

Our asphalt services revenue, including reimbursement of fuel and power, property tax and insurance premiums, increased by $1.6 million to $18.3 million for the three months ended September 30, 2013, compared to $16.7 million for the three months ended September 30, 2012.  The increase in revenue is primarily the result of increased product throughput at our facilities, short-term storage service agreements at certain of our facilities, and contractual rate escalations. In addition, reimbursement revenues increased by $0.3 million primarily as a result of increased fuel and power costs related to the operation of our facilities.

Operating expenses.  Operating expenses were $32.6 million for the three months ended September 30, 2013 compared to $32.0 million for the three months ended September 30, 2012, an increase of $0.6 million, or 2%.

Crude oil terminalling and storage operating expenses were consistent at $1.9 million for the three months ended September 30, 2013 and 2012. We do not currently anticipate significant variances in operating expenses related to our crude oil terminalling and storage assets for the remainder of 2013.

Our crude oil pipeline services operating expenses decreased by $0.2 million to $5.9 million for the three months ended September 30, 2013 compared to $6.1 million for the three months ended September 30, 2012.  This decrease is primarily attributed to the idling of gathering lines associated with our Mid-Continent pipeline system in 2012.

Our crude oil trucking and producer field services operating expenses increased by $0.8 million to $15.7 million for the three months ended September 30, 2013 compared to $14.9 million for the three months ended September 30, 2012.  This increase was primarily driven by the higher volume of crude oil transported by our trucking assets, which resulted in higher driver commissions and fuel and fleet maintenance costs.

Our asphalt operating expenses were consistent at $9.1 million for the each of the three months ended September 30, 2013 and 2012.

General and administrative expenses.  General and administrative expenses increased by $0.5 million to $4.6 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The three months ended September 2013 include $0.7 million of expense related to the establishment of a reserve connected to pending litigation.

Gain on sale of assets. The $0.7 million of gains recorded in the three months ended September 30, 2013 included sales of fully depreciated equipment and gains associated with relocating and replacing segments of certain of our pipelines.

Asset Impairment expense. In September of 2013, we experienced a leak on our Thompson pipeline system located in southern Texas. As we assessed the costs associated with future maintenance of the pipeline and the potential future realizable cash flows from this pipeline, we determined that it was not economically feasible for us to continue to operate the pipeline. As a result of this leak, we assessed the recoverability of the carrying value of this asset and determined it was impaired. This resulted in $5.7 million of impairment expense recorded in the three months ended September 30, 2013, which reduced the carrying value of this pipeline to the discounted future net cash flows we expect to realize from this asset.

Interest expense.  Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs.  Interest expense decreased by $1.0 million to $1.9 million for the three months ended September 30, 2013 compared to $2.9 million for the three months ended September 30, 2012. Increases in our weighted average debt outstanding were offset by a lower weighted average interest rate for a net decrease in interest expense of $0.4 million. During the three months ended September 30, 2013, interest expense associated with debt issuance costs decreased by $0.2 million due to our new credit facility. In addition, the amount of interest capitalized increased by $0.3 million, from less than $0.1 million in the three months ended September 30, 2012 to $0.3 million for the three months ended September 30, 2013.  During the three months ended September 30, 2012 and 2013, the weighted average interest rate under the credit agreement was 5.15% and 3.18%, respectively. As of September 30, 2013, borrowings under our amended and restated credit agreement bore interest at a weighted average interest rate of 3.14%, inclusive of interest expense associated with the amortization of debt issuance costs.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Service revenues.  Service revenues include revenues from crude oil terminalling and storage services, crude oil pipeline services, crude oil trucking and producer field services and asphalt services.  Service revenues, including reimbursement revenues of $5.5 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively, for fuel and power, property taxes, and insurance expenses related to the operations of our liquid asphalt facilities, were $147.1 million for the nine months ended September 30, 2013 compared to $135.5 million for the nine months ended September 30, 2012, an increase of $11.6 million, or 9%.

Crude oil terminalling and storage revenue decreased by $3.6 million to $23.6 million for the nine months ended September 30, 2013 compared to $27.2 million for the nine months ended September 30, 2012. This is primarily due to lower renegotiated storage rates with Vitol.

Crude oil pipeline services revenue increased by $5.1 million to $21.6 million for the nine months ended September 30, 2013 compared to $16.5 million for the nine months ended September 30, 2012 primarily due to the sale of $6.9 million of crude oil related to accumulated pipeline loss allowances on our Eagle North pipeline system and our Longview pipeline system during the third quarter of 2013. This increase was partially offset by overall decreased throughput volumes.

Crude oil trucking and producer field services revenue increased by $5.5 million to $52.5 million for the nine months ended September 30, 2013, compared to $47.0 million for the nine months ended September 30, 2012.  This increase is primarily the result of higher volumes of crude oil transported by our trucking assets.

Our asphalt services revenue, including reimbursement of fuel and power, property tax and insurance premiums, increased by $4.6 million to $49.4 million for the nine months ended September 30, 2013, compared to $44.8 million for the nine months ended September 30, 2012.  The increase in revenue is primarily the result of increased product throughput at our facilities, short-term storage service agreements at certain of our facilities, and contractual rate escalations. In addition, reimbursement revenues increased by $1.1 million primarily as a result of increased fuel and power costs related to the operation of our facilities.

Operating expenses.  Operating expenses were $96.5 million for the nine months ended September 30, 2013 compared to $90.8 million for the nine months ended September 30, 2012, an increase of $5.7 million, or 6%.

Crude oil terminalling and storage operating expenses decreased by $0.3 million to $5.4 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease is primarily the result of a decrease in depreciation expense. We do not currently anticipate significant variances in operating expenses related to our crude oil terminalling and storage assets for the remainder of 2013.

Our crude oil pipeline services operating expenses were $16.3 million for the nine months ended September 30, 2013 compared to $16.5 million for the nine months ended September 30, 2012.  This decrease is primarily attributed to the idling of gathering lines associated with our Mid-Continent pipeline system in 2012.

Our crude oil trucking and producer field services operating expenses increased by $5.0 million to $46.9 million for the nine months ended September 30, 2013 compared to $41.9 million for the nine months ended September 30, 2012.  This increase was primarily driven by higher volumes of crude oil transported by our trucking assets, which resulted in higher driver commissions and fuel and fleet maintenance costs.

Our asphalt operating expenses were $27.9 million for the nine months ended September 30, 2013 compared to $26.6 million for the nine months ended September 30, 2012, an increase of $1.3 million. This is primarily due to increases in fuel and power costs incurred in connection with the operation of our asphalt facilities.

General and administrative expenses.  General and administrative expenses increased by $0.2 million, or 1%, to $13.8 million for the nine months ended September 30, 2013 compared to $13.6 million for the nine months ended September 30, 2012. The nine months ended September 2013 include $0.7 million of expense related to the establishment of a reserve connected to pending litigation. This was partially offset by the first quarter of 2012 being impacted by severance costs due to the resignation of a former executive officer and professional expenses related to the hiring of our Chief Executive Officer.

Gain on sale of assets. In the nine months ended September 30, 2012, we recognized gains on the sale of assets of $5.3 million. The gains are primarily a result of the sale of 60,000 barrels of excess crude oil linefill attributed to our Longview pipeline system in East Texas. The linefill was sold to Vitol at the then-current market price for East Texas crude of $98.96 per barrel. This transaction resulted in a gain of approximately $4.5 million. The remaining gains resulted from the sale of surplus, used property and equipment. The $1.7 million of gains recorded in the nine months ended September 30, 2013 included $1.0 million received from the Texas Department of Transportation to relocate and replace segments of certain of our pipelines, as well as gains on sales of fully depreciated vehicles and gathering systems.

Asset impairment expense. The asset impairment expense recorded in the nine months ended September 30, 2012 is due to the idling of gathering lines associated with our Mid-Continent pipeline system. In September of 2013, we experienced a leak on our Thompson pipeline system located in southern Texas. As we assessed the costs associated with future maintenance of the pipeline and the potential future realizable cash flows from this pipeline, we determined that it was not economically feasible for us to continue to operate the pipeline. As a result of this leak, we assessed the recoverability of the carrying value of this asset and determined it was impaired. This resulted in $5.7 million of impairment expense recorded in the nine months ended September 30, 2013, which reduced the carrying value of this pipeline to the discounted future net cash flows we expect to realize from this asset.

Interest expense.  Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs.  Interest expense increased by $0.3 million to $9.2 million for the nine months ended September 30, 2013 compared to $8.9 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, interest expense associated with debt issuance costs increased by $1.8 million due to the extinguishment of our prior credit facility. This increase was offset by an increase in the amount of interest capitalized of $0.9 million, from $0.1 million in the nine months ended September 30, 2012 to $1.0 million for the nine months ended September 30, 2013, as well as a decrease of $0.3 million in interest paid to Vitol under the ENPS Throughput Agreement.  During the nine months ended September 30, 2012 and 2013, the weighted average interest rate under the credit agreement, excluding the $2.0 million of debt issuance costs related to the prior credit facility that was expensed, was 5.24% and 4.39%, respectively. As of September 30, 2013, borrowings under our amended and restated credit agreement bore interest at a weighted average interest rate of 3.14%, inclusive of interest expense associated with the amortization of debt issuance costs.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2012 and 2013:

	Nine Months ended September 30,
	2012	2013
	(in millions)
Net cash provided by operating activities	$46.5	$42.3
Net cash used in investing activities	(11.3)	(74.5)
Net cash provided by (used in) financing activities	(31.2)	30.7

Operating Activities.  Net cash provided by operating activities was $42.3 million for the nine months ended September 30, 2013, as compared to $46.5 million for the nine months ended September 30, 2012.  The decrease in cash provided by operating activities is primarily the result of changes in working capital.

Investing Activities.  Net cash used in investing activities was $74.5 million for the nine months ended September 30, 2013, as compared to $11.3 million of net cash used in investing activities for the nine months ended September 30, 2012.  The increase in cash used in investing activities was primarily the result of an $37.7 million increase in capital expenditures, our $20.0 million investment in Advantage Pipeline and a decrease of $5.4 million in proceeds from the sale of assets in the nine months ended September 30, 2013. Capital expenditures for the nine months ended September 30, 2013 included maintenance capital expenditures of $13.1 million and expansion capital expenditures of $43.4 million.

Financing Activities.  Net cash provided by financing activities was $30.7 million for the nine months ended September 30, 2013, as compared to $31.2 million of net cash used in financing activities for the nine months ended September 30, 2012.  Financing activities for the nine months ended September 30, 2013 consisted primarily of $24.9 million in distributions to our unitholders and net borrowings on long term debt of $63.4 million.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity, although our ability to borrow such funds may be limited by the financial covenants in the credit facility. At September 30, 2013, we had a working capital deficit of $4.5 million. This is primarily a function of our approach to cash management. At September 30, 2013, we had approximately $125.0 million of availability under our revolving credit facility, although our ability to borrow such funds may be limited by the financial covenants in our credit facility.  As of November 1, 2013, we have aggregate unused commitments under our revolving credit facility of approximately $133.1 million, although our ability to borrow such funds may be limited by the financial covenants in our credit facility, and cash on hand of approximately $5.7 million.

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

Expansion capital expenditures for organic growth projects totaled $43.4 million in the nine months ended September 30, 2013 compared to $11.8 million in the nine months ended September 30, 2012.  We currently expect our expansion capital expenditures for organic growth projects to be approximately $50.0 million to $55.0 million for all of 2013.  Maintenance capital expenditures totaled $11.1 million, net of reimbursable expenditures of $2.0 million, in the nine months ended September 30, 2013 compared to $6.9 million in the nine months ended September 30, 2012.  The increase in maintenance capital expenditures in 2013 was the result of our purchasing an additional $4.2 million of crude oil linefill for our Mid-Continent pipeline system. We currently expect maintenance capital expenditures to be approximately $18.0 million to $20.0 million, net of reimbursable expenditures, in 2013.

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

The credit agreement will mature on June 28, 2018, and all amounts outstanding under our credit agreement shall become due and payable on such date.  We may prepay all loans under our credit agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The credit agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds certain asset sales, property or casualty insurance claims, and condemnation proceedings, unless we reinvest such proceeds in accordance with the credit agreement, but these mandatory prepayments will not require any reduction of the lenders' commitments under the credit agreement.

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

The maximum permitted consolidated total leverage ratio is 4.50 to 1.00, provided that the maximum permitted consolidated total leverage ratio is 5.00 to 1.00 from and after (i) the last day of the fiscal quarter immediately preceding the fiscal quarter in which a specified acquisition (as defined in the credit agreement) occurs to and including the last day of the second full fiscal quarter following the fiscal quarter in which such specified acquisition occurred and (ii) the date on which we issue qualified senior notes (as defined in the credit agreement, but generally being unsecured indebtedness with no required principal payments prior to June 28, 2019) in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million.
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

At September 30, 2013, our consolidated total leverage ratio was 3.67 to 1.00 and our consolidated interest coverage ratio was 7.61 to 1.00.  We were in compliance with all covenants of our credit agreement as of September 30, 2013.

The credit agreement permits us to make quarterly distributions of available cash (as defined in the our partnership agreement) to unitholders so long as no default or event of default exists under the credit agreement on a pro forma basis after giving effect to such distribution. We are currently allowed to make distributions to our unitholders in accordance with this covenant; however, we will only make distributions to the extent we have sufficient cash from operations after establishment of cash reserves as determined by the General Partner in accordance with our cash distribution policy, including the establishment of any reserves for the proper conduct of our business.

Each of the following is an event of default under the credit agreement:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to meet the quarterly financial covenants;

•	failure to observe any other agreement, obligation or covenant in the credit agreement or any related loan document, subject to cure periods for certain failures;

•	the failure of any representation or warranty to be materially true and correct when made;

•	we, or any of our restricted subsidiaries, default under other indebtedness that exceeds a threshold amount;

•	judgments against us or any of our restricted subsidiaries, in excess of a threshold amount;

•	certain ERISA events involving us or our restricted subsidiaries resulting in a material adverse effect on us;

•	bankruptcy or other insolvency events involving our General Partner, us or any of our restricted subsidiaries; and

•
a change of control (as defined in the credit agreement, but generally being (i) our General Partner ceasing to own 100% of our general partner interest or ceasing to control us, or (ii) Vitol and Charlesbank ceasing to collectively own and control 50.0% or more of the membership interests of our General Partner).

If an event of default relating to bankruptcy or other insolvency events occurs with respect to our General Partner or us, all indebtedness under our credit agreement will immediately become due and payable.  If any other event of default exists under our credit agreement, the lenders may accelerate the maturity of the obligations outstanding under our credit agreement and exercise other rights and remedies.  In addition, if any event of default exists under our credit agreement, the lenders may commence foreclosure or other actions against the collateral.

If any default occurs under our credit agreement, or if we are unable to make any of the representations and warranties in our credit agreement, we will be unable to borrow funds or have letters of credit issued under our credit agreement.

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of September 30, 2013, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$312.3	$8.0	$16.0	$288.3	$—
Operating lease obligations	21.7	6.7	9.8	3.7	1.5
Non-compete agreement(2)	0.2	0.1	0.1	—	—
Employee contract obligations(3)	0.2	0.1	0.1	—	—
____________________

(1)
Represents required future principal repayments of borrowings of $274.4 million and variable rate interest payments of $37.9 million.  At September 30, 2013, our borrowings had an interest rate of approximately 2.68%. This interest rate was used to calculate future interest payments.  All amounts outstanding under our credit agreement mature in June 2018.

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

As of November 1, 2013 we had $266.4 million outstanding under our credit facility that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin.

During the nine months ended September 30, 2013, the weighted average interest rate under our credit agreement, excluding the $2.0 million of debt issuance costs related to the prior credit facility that was expensed, was 4.39%. As of September 30, 2013, borrowings under our credit facility bore interest at a weighted average interest rate of 3.14%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of September 30, 2013 and the terms of our credit agreement, an increase or decrease of 100 basis points in the interest rate would result in increased or decreased annual interest expense of approximately $2.7 million.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of September 30, 2013, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 13 to our financial statements, and is incorporated herein by reference thereto.

Item 1A.    Risk Factors

Information about risk factors for the three months ended September 30, 2013 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.    Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	November 6, 2013	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	November 6, 2013	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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

101#
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013; (iii) Consolidated Statements of Operations for the three and nine months ended September, 2012 and 2013; (iv)Consolidated Statement of Changes in Partners’ Capital for the nine months ended September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2013; and (vi) Notes to Consolidated Financial Statements.

____________________
* Filed herewith.
# Furnished herewith