Form 10-K
period 2013-12-31
Blueknight Energy Partners, L.P.
filed 2014-03-12
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $93.0 million, based on $8.77 per common unit, the closing price of the common units as reported on the NASDAQ Global Market on such date.

As of March 10, 2014, there were 30,158,619 Series A Preferred Units and 22,925,092 common units outstanding.

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

PMAC: Polymer modified asphalt cement.

Preferred Units: Series A Preferred Units representing limited partnership interests in our partnership.

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

The following diagram depicts our organizational structure, including our relationship with our affiliates and subsidiaries, as of March 10, 2014:

Charlesbank Capital Partners
Vitol Holding B.V.
CB-Blueknight, LLC
9,156,484 Series A Preferred Units
Blueknight Energy Holding, Inc.
9,156,484 Series A Preferred Units
50% Ownership Interest
50% Ownership Interest
Blueknight GP Holding, LLC (DE)
100% Indirect Ownership Interest
16.9% Limited Partner Interest
Blueknight Energy Partners G.P., L.L.C. (DE)
1,127,755 General Partner Units
Incentive Distribution Rights
16.9% Limited Partner Interest
Public Unitholders
22,925,092 Common Units
11,845,651 Series A Preferred Units
2.1% General Partner Interest
64.1% Limited Partner Interest
Blueknight Energy Partners, L.P. (DE)
100% Ownership Interest
BKEP Operating Subsidiaries

Our Strengths and Strategies

Strategically placed assets.  Our primary crude oil terminalling and storage facilities are located within the Cushing Interchange in Cushing, Oklahoma, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all New York Mercantile Exchange (“NYMEX”) crude oil futures contracts. We believe that the Cushing Interchange will continue to serve as one of the largest crude oil marketing hubs in the United States.  In addition, we have approximately 920 miles of strategically positioned gathering and transportation pipelines in Oklahoma and Texas as well as 42 asphalt terminals located in 21 states that we believe are well positioned to provide services in the market areas they serve throughout the continental United States.

Growth opportunities.  Vitol and Charlesbank have indicated that they intend to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets.  Vitol and Charlesbank have formed a company (“Development Company”) that they have informed us is intended to be focused on developing projects that we may later have the opportunity to acquire.  Further, we may be involved in additional midstream projects for Vitol or Charlesbank outside of Development Company.  We have no interest in Development Company.   We also cannot say with any certainty whether or not Development Company or Vitol or Charlesbank will develop any projects or, if they do, which, if any, of these future acquisition opportunities may be made available to us, or if we will choose to pursue any such opportunity. There are currently no projects being developed in Development Company.

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
Blueknight Energy Partners, L.P.
BP p.l.c.
Enterprise Products Partners L.P.
Sunoco Logistics Partners, L.P.
Plains All American Pipeline, L.P.
Enbridge Energy Partners, L.P.
SemGroup Corporation
Basin Pipeline System
TransCanada Corp.
EOG Resources, Inc.
White Cliffs Pipeline, LLC

Blueknight Energy Partners, L.P.
Enterprise Products Partners L.P.
Enbridge Energy Partners, L.P.
Plains All American Pipeline, L.P.
ConocoPhillips
 SemGroup Corporation
Magellan Midstream Partners, L.P.
Deeprock Energy Resources LLC Kinder Morgan Energy Partners, L.P. Gavilon, LLC

Blueknight Energy Partners, L.P.
BP p.l.c.
ConocoPhillips
Sunoco Logistics Partners, L.P.
Enbridge Energy Partners, L.P.
Osage Pipeline Company, LLC
Plains All American Pipeline, L.P.
Magellan Midstream Partners, L.P.
Centurion Pipeline L.P.
Seaway Crude Pipeline Company LLC
Gavilon, LLC

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

The table below sets forth the total average barrels stored at and delivered out of our Cushing terminal in each of the periods presented and the total storage capacity at our Cushing terminal and at our other terminals at the end of such periods:

	Year Ended December 31,
	2012	2013
	(in thousands)
Average crude oil barrels stored per month at our Cushing terminal	4,256	4,858
Average crude oil delivered (Bpd) to our Cushing terminal	78	85
Total storage capacity at our Cushing terminal (barrels at end of period)	6,600	6,600
Total other storage capacity (barrels at end of period)	1,191	1,150

The following table outlines the location of our crude oil terminals and their storage capacities and number of tanks as of December 31, 2013:

Location	Storage Capacity (thousands of barrels)	Number of Tanks
Cushing, Oklahoma	6,600	34
Longview, Texas	430	7
Other(1)	720	201
Total	7,750	242
_______________

(1)    Consists of miscellaneous storage tanks located at various points along our pipeline and gathering system.

Cushing Terminal.  One of our principal assets is our Cushing terminal, which is located within the Cushing Interchange in Cushing, Oklahoma. Currently, we own and operate 34 crude oil storage tanks with approximately 6,600,000 barrels of storage capacity at this location. We own approximately 26 additional acres of land within the Cushing Interchange that is available for future expansion.

Our Cushing terminal was constructed over the last 50 years and has an expected remaining life of at least 20 years. Over 90% of our total storage capacity in our Cushing terminal has been built since 2002. We estimate that our storage tanks have a weighted average age of eleven years.

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

Our Cushing terminal can receive crude oil from our Mid-Continent system as well as other terminals owned by Magellan Midstream Partners, Enterprise Products Partners, Sunoco Logistics Partners, Plains All American, Seaway, Enbridge Energy Partners, SemCorp, Deeprock Energy Resources, EOG Resources, Inc. and two truck racks. Our Cushing terminal’s pipeline connections to major markets in the Mid-Continent region provide our customers with marketing flexibility. Our Cushing terminal can deliver crude oil via pipeline and, in the aggregate, is capable of receiving and/or delivering approximately 350,000 Bpd of crude oil.

Longview Terminal.  We own and operate the Longview terminal, located in Longview, Texas, consisting of seven tanks with a total storage capacity of 430,000 barrels. We use our Longview terminal in connection with our East Texas system. A number of other potential customers have access to the Longview terminal. The Longview terminal was constructed beginning in the 1940s, and we believe it has a remaining life of at least 20 years.

Significant Customers.  For the twelve months ended December 31, 2013, Vitol accounted for at least 60% but not more than 70% of our total crude oil terminalling and storage revenue, and MV Purchasing, LLC accounted for at least 10% but not more than 20% of our total crude oil terminalling and storage revenue.  The loss of either of these customers could have a material adverse effect on our business, cash flows and results of operations.  As of March 2014, we provide crude oil terminalling and storage services to Vitol under four agreements having storage capacities of 2.0 million barrels, 1.0 million barrels, 0.5 million barrels and 0.5 million barrels, respectively, and having terms expiring in May 2015, March 2014, March 2014 and March 2014, respectively.  We are currently negotiating with Vitol on the potential renewal of the contracts expiring in March 2014, however, there is no certainty that contracts will be renewed, or, if renewed, will be at the same or similar rates with the expiring contracts.  No other customer accounted for more than 10% of our crude oil terminalling and storage revenue during 2013. For more information regarding the Vitol storage agreements, please see “Item 13-Certain Relationships and Related Party Transactions, and Director Independence-Agreements with Vitol.”

Crude Oil Pipeline Services

We own and operate a crude oil gathering and transportation system in the Mid-Continent region of the United States with a combined length of approximately 510 miles and a 210 mile tariff-regulated crude oil gathering and transportation pipeline in the Longview, Texas area.  In addition, we own and operate the Eagle North Pipeline System in the Mid-Continent region of the United States with a length of approximately 200 miles.  The Eagle North Pipeline System was placed in service in December of 2010.

System	Asset Type	Approximate Length (miles)	Average Throughput for Year Ended December 31, 2012 (Bpd)	Average Throughput for Year Ended December 31, 2013 (Bpd)	Pipe Diameter Range
Mid-Continent	Gathering and transportation pipelines	510	20,109	17,346	4” to 20”
East Texas	Gathering and transportation pipelines	210	28,667	22,380	6” to 8”
Eagle North	Gathering and transportation pipelines	200	18,130	14,907	8”

Mid-Continent System.  Our Mid-Continent gathering and transportation system provides access to our Cushing terminal and other storage facilities. The Oklahoma portion of our Mid-Continent system consists of approximately 510 miles of various sized pipeline, of which approximately 110 miles is idle. Crude oil gathered into the Oklahoma portion of our Mid-Continent system is transported to our Cushing terminal or delivered to local area refiners. The Mid-Continent system also includes a 35-mile gathering and transportation system in the Texas Panhandle near Dumas, Texas. Crude oil collected through the Texas Panhandle portion of our Mid-Continent system is transported by pipeline to a station where it is then delivered to market via tanker truck.  For the twelve months ended December 31, 2012 and 2013, this system gathered an average of approximately 20,109 Bpd and 17,346 Bpd of crude oil, respectively.  The Mid-Continent system was constructed in various stages beginning in the 1940s, and we believe it has a remaining life of at least 20 years.

East Texas System.  Our East Texas system consists of approximately 210 miles of tariff-regulated crude oil gathering pipeline, of which approximately 30 miles is comprised of idle, inactive gathering lines. The East Texas portion of this system delivers to crude oil terminalling, refinery and storage facilities at various delivery points in the East Texas region. For the twelve months ended December 31, 2012 and 2013, our East Texas system gathered an average of approximately 28,667 Bpd and 22,380 Bpd, respectively.  Shippers on the East Texas system include Eastex Crude, ExxonMobil Corporation, Vitol, Truth Resources, L.P., Delek Refining, LTD, Jetta Production Company, Plains All American L.P., Sunoco Logistics Partners L.P. and Denbury Onshore L.L.C. The East Texas system was constructed in various stages beginning in the 1940s and we believe it has a remaining life of at least 20 years.

Eagle North Pipeline System. In May 2008, we purchased our Eagle North Pipeline System, which includes a 200-mile, 8-inch pipeline, of which approximately 60 miles is idle, that originates in Cushing, Oklahoma and terminates in Ardmore, Oklahoma.  In 2010, we spent an additional $6.7 million, including capitalized interest of $3.8 million, to ready this pipeline for service and to extend it from Drumright, Oklahoma to Cushing, Oklahoma.  This asset was placed into service in December 2010. In August 2010, we entered into a Throughput Capacity Agreement (the “Throughput Capacity Agreement”) with Vitol.  We have entered into a throughput agreement with a third party relating to this pipeline.  In addition, pursuant to the Throughput Capacity Agreement, Vitol purchased 100% of the throughput capacity of the Eagle North Pipeline System with its rights being subordinate to the rights of the third party under its throughput agreement with us.  In April 2013, we repurchased 100% of the throughput capacity on our Eagle North Pipeline System from Vitol for $2.5 million, and the Throughput Capacity Agreement was terminated. For more information relating to the Throughput Capacity Agreement, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence-Agreements with Vitol-Vitol Throughput Capacity Agreement.”

Significant Customers.  Vitol, Valero Marketing and Supply Co. and ExxonMobil Corporation each accounted for at least 10% but not more than 35% of crude oil pipeline services revenue in 2013.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil pipeline services revenue during 2013.

Crude Oil Trucking and Producer Field Services

We provide two types of trucking services: crude oil trucking and producer field services.

Crude Oil Trucking Services.  To complement our pipeline gathering and transportation business, we use our approximately 170 owned or leased tanker trucks, which have an average tank size of approximately 200 barrels, to move crude oil to aggregation points, pipeline injection stations and storage facilities. Our tanker trucks moved an average of 55,000 Bpd and 62,000 Bpd, respectively, for the twelve months ended December 31, 2012 and 2013 from wellhead locations not served by pipeline gathering systems to aggregation points and storage facilities.  Several of our trucking services operating areas are not currently served by our gathering and transportation pipeline systems. In these areas, our trucking operations extend our ability to gather and aggregate crude oil on our systems. This ability allows the crude oil marketing customers we serve to increase the level of service they are able to provide to their customers and facilitates the transportation of incremental volumes on our system. The following table outlines the distribution of our trucking assets among our operating areas as of December 31, 2013:

Location	Number of Trucks
Oklahoma	65
Kansas	40
Texas	50
New Mexico	15
Total	170

Producer Field Services.  We provide a number of producer field services for companies such as Eagle Rock Energy, DCP Midstream and ConocoPhillips. These services include gathering condensates by way of bobtail trucks for natural gas companies to hauling produced water to disposal wells, providing hot and cold fresh water, chemical and down hole well treating, wet oil clean up and building and maintaining separation facilities. We provide these services at contractual hourly rates. Our producer service fleet consists of approximately 130 trucks in a number of different sizes.

Significant Customers.  Vitol and MV Purchasing, LLC accounted for at least 15% but not more than 30% of crude oil trucking and producer field services revenue in 2013.  The loss of either of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil trucking and producer field services revenue during 2013.

Asphalt Services

With approximately 7.0 million barrels of total asphalt product and residual fuel oil storage capacity, we are able to provide our customers the ability to effectively manage their asphalt product storage and processing and marketing activities. Our 42 terminals are located in 21 states and as such are well-positioned to provide asphalt services in the market areas they serve throughout the continental United States.

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

In addition, as of December 31, 2013, we have leases and storage agreements with third party customers relating to our 42 asphalt facilities.  The majority of the leases and storage agreements related to these facilities have terms that expire between the end of 2016 and the end of 2018.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

At facilities where we have storage contracts, we receive, store and/or process our customer’s asphalt products until we deliver these products to our customers or other third parties.  Our asphalt assets include the logistics assets, such as docks and rail spurs and the piping and pumping equipment necessary to facilitate the unloading of liquid asphalt cement into our terminalling and storage facilities, as well as the processing and manufacturing equipment required for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and other related finished asphalt products. After initial unloading, the liquid asphalt cement is moved via heat-traced pipelines into storage tanks. These tanks are insulated and contain heating elements that allow the asphalt cement to be stored in a heated state. The asphalt cement can then be directly sold by our customers to end users or used as a raw material for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and related finished asphalt products that we process in accordance with the formulations and specifications provided by our customers.  Dependent on the product, the processing of asphalt entails combining asphalt cement and various other products such as emulsifying chemicals and polymers to achieve the desired specification and application requirements.

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

The following table provides an overview of our asphalt facilities as of December 31, 2013:

Location	Number of Facilities	Total Tankage (in thousands of Bbls)(1)
Arkansas	1	21
California	1	66
Colorado	4	401
Georgia	1	38
Idaho	1	285
Illinois	2	232
Indiana	1	156
Kansas	4	492
Missouri	3	643
Montana	1	123
Nebraska	1	292
New Jersey	1	459
Nevada	1	280
Ohio	1	38
Oklahoma	6	904
Pennsylvania	1	34
Tennessee	3	470
Texas	3	779
Utah	2	300
Virginia	1	547
Washington	3	470
Total	42	7,030
_______________
(1)    Total tankage refers to the approximate total capacity of all tanks.

Our asphalt assets range in age from one year to over fifty years and we expect that our storage tanks and related assets will have an average remaining life in excess of 20 years.

Significant Customers.  Ergon Asphalt & Emulsions, Heartland Asphalt Materials, Inc., Nustar Marketing, LLC and Suncor Energy USA accounted for at least 10% but not more than 25% of asphalt services revenue in 2013.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our asphalt services revenue during 2013.

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

Interstate Pipeline Regulation

Currently, we have one tariff rate on the East Texas System that is regulated by the Federal Energy Regulatory Commission, or FERC, and other tariff rates that are regulated by the Texas Railroad Commission.

East Texas System.  FERC, pursuant to the Interstate Commerce Act of 1887, as amended, or ICA, the Energy Policy Act of 1992 (“Energy Policy Act”) and rules and orders promulgated thereunder, regulates one tariff rate for our East Texas system. FERC requires that interstate oil pipelines file tariffs that contain rules and regulations governing the rates and charges for services performed. These tariffs apply to the interstate movement of crude and liquid petroleum products. Pursuant to the ICA, the rates, terms and conditions for providing service on ICA-regulated pipelines must be just and reasonable, and the service must be provided on a non-discriminatory basis. The ICA permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

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

Gathering and Intrastate Pipeline Regulation.  All intrastate pipelines in the state of Texas are regulated by the Texas Railroad Commission and intrastate pipelines in the state of Oklahoma are regulated by the Oklahoma Corporation Commission. In the states in which we operate, regulation of crude gathering facilities and intrastate crude pipeline facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. For example, our intrastate crude pipeline facilities in Texas must have a tariff on file and charge just and reasonable rates for service, which must be provided on a non-discriminatory basis. Although state regulation is typically less onerous than that of FERC, proposed and existing rates subject to state regulation and the provision of non-discriminatory service are subject to challenge by complaint.

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

Air Emissions.  Our operations are subject to the federal Clean Air Act (“CAA”), as amended, as well as to comparable state and local laws. We believe that our operations are in substantial compliance with these laws in those areas in which we operate. Amendments to the CAA enacted in 1990 imposed a federal operating permit requirement for major sources of air emissions. Our crude oil terminal located in Cushing, Oklahoma holds such a permit, which is referred to as a “Title V permit.”  In 2010, the Environmental Protection Agency (the “EPA”) entered into a settlement requiring it to reevaluate regulations for the control of air emissions from the oil and natural gas industry. As a result, the EPA proposed regulations in July 2011 that would establish new air pollution standards for the oil and natural gas industry, including new source performance standards for volatile organic compounds and sulfur dioxide and an air toxics standards for oil and natural gas production and for natural gas transmission and storage.  On April 17, 2012, the EPA approved final rules under the CAA that establish new air emission controls for oil and natural gas production, pipelines and processing operations. These rules became effective on October 15, 2012. In October 2012, several challenges to the new rules were filed by various parties, including environmental groups and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. On August 5, 2013, the EPA issued a final rule reversing certain aspects of the rule. The EPA also has indicated it may reconsider other aspects. Depending on the outcome of such proceedings, the rules may be further modified or rescinded or the EPA may issue new rules. The costs of compliance with any modified or newly issued rules cannot be predicted. Additionally, on December 11, 2012, seven states submitted a notice of intent to sue the EPA to compel a determination on the appropriateness of standards of performance limiting methane emissions from the oil and gas sector and requesting that the EPA issue emission guidelines for the control of methane emissions from existing oil and gas sources. Depending on whether such rules are promulgated and the applicability and restrictions in any promulgated rule, compliance with such rules could result in additional compliance costs for us and for others in our industry. In response to these and other regulatory developments, we may be required to incur certain capital expenditures in the next several years for air pollution control equipment and operational changes in connection with obtaining or maintaining permits and approvals and complying with applicable regulations addressing air emission related issues.  Although we can provide no assurance, we believe future compliance with the CAA, as amended, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Climate Change.  Legislative and regulatory measures to address concerns that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”), may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional, and state levels. The oil and gas industry is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. In the United States, the U.S. Congress has considered but to date has not enacted federal legislation requiring GHG controls. In addition, the EPA has promulgated a series of rulemakings and other actions to regulate GHGs as pollutants under the CAA.  In April 2010, EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012 - 2016.  EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions as of January 2, 2011.  In May 2010, EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phased in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning January 2, 2011.  These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.  Furthermore, in 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, establishing a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions on an annual basis by operators of stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHG emissions.  Monitoring obligations began in 2010 and the emissions reporting required took effect in 2011. The scope of the rule was subsequently expanded to cover additional petroleum and natural gas production, processing, and transmission sources that were not previously covered by the rule.  Although this rule does not control GHG emission levels from any facilities, it has caused us to incur monitoring and reporting costs.

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

We generate wastes, including “hazardous wastes,” that are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended, or RCRA, as well as to comparable state and local laws. While normal costs of complying with these laws would not be expected to have a material adverse effect on our financial conditions, we could incur substantial expense in the future if the RCRA exclusion for certain oil and gas waste were eliminated. Should our oil and gas wastes become subject to RCRA, we would also become subject to more rigorous and costly disposal requirements, resulting in additional capital expenditures or operating expenses for us.

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

Employees

As of December 31, 2013, we employed approximately 530 persons.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that relations with these employees are satisfactory.

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

In order to make cash distributions on our Preferred Units at the preference distribution rate of $0.17875 per unit per quarter, or $0.715 per unit per year, and on our common units at the minimum quarterly distribution of $0.11 per unit per quarter, or $0.44 per unit per year, we will require available cash of approximately $7.9 million per quarter, or $31.7 million per year. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions on our Preferred Units at the preference rate or on our common units at the minimum quarterly distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described herein.

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

We have a total of 6.6 million barrels of storage capacity at the Cushing terminal.  Customer storage contracts for 2.9 million barrels of storage at this location expire in 2014.  We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace.  In addition, to the degree that we operate outside of long-term contracts, our revenues can be significantly more volatile than would be the case with a pricing structure negotiated through a long-term storage contract.  If we cannot successfully renew significant contracts or must renew them on less favorable terms, our revenues from these arrangements could decline which could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on certain key customers for a portion of our revenues and are exposed to credit risks of these customers. The loss of or material nonpayment or nonperformance by any of these key customers could adversely affect our cash flow and results of operations.

We rely on certain key customers for a portion of revenues. For example, Vitol represented approximately $19.1 million, or 62%, of our total crude oil terminalling and storage revenue, $8.4 million, or 34%, of our crude oil pipeline services revenue, $21.6 million, or 30%, of total crude oil trucking and producer field services revenue and $1.9 million, or 3%, of our total asphalt services revenue in 2013.  Vitol is a private company and we have limited information regarding its financial condition.  Vitol comprised 19% of total accounts receivable at December 31, 2013.

In addition to Vitol, other key customers include MV Purchasing, LLC, which accounted for 13% and 18% of total crude oil terminalling and storage revenue and total crude oil trucking and producer field services revenue, respectively, in 2013. Suncor Energy USA, Valero Marketing and Supply Co. and ExxonMobil Corporation each accounted for at least 10% but no more than 15% of total crude oil pipeline services revenue in 2013.  Ergon Asphalt & Emulsions, Heartland Asphalt Materials, Inc., Nustar Marketing, LLC and Suncor Energy USA accounted for at least 10% but not more than 25% of total asphalt services revenue in 2013.  MV Purchasing comprised 14% of total accounts receivable at December 31, 2013.

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

As of December 31, 2013, we had approximately $273.5 million in outstanding indebtedness, inclusive of approximately $0.5 million in outstanding letters of credit, under our $400.0 million credit facility.  Our level of debt under the credit facility could have important consequences for us, including the following:

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

As of March 10, 2014, we have aggregate unused credit availability under our revolving credit facility of approximately $122.5 million, although our ability to borrow such funds may be limited by the financial covenants in our credit facility, and cash on hand of approximately 4.2 million. Our ability to access capital markets may be limited due to uncertainty of our future cash flows, litigation and other contingencies.  In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower than it otherwise would be due to these uncertainties.  The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets.

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

As of December 31, 2013, we had leases and storage agreements with third party customers relating to our 42 asphalt facilities.  The majority of the leases and storage agreements related to these facilities have terms that expire between the end of 2016 and the end of 2018.  We may not be able to renew or extend our existing contracts or enter into new leases or storage agreements when such contracts expire.  In addition, certain key customers account for a portion of our asphalt services revenues, the loss of which could result in a decrease in revenues from our asphalt operations.  A significant decrease in the revenues we receive from our asphalt operations could result in violations of covenants under our credit facility and could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

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

A sustained decrease in demand for crude oil and/or finished asphalt products in the areas served by our storage facilities and pipelines could significantly reduce our revenues and, therefore, reduce our ability to make or increase distributions to our unitholders. Factors that could lead to a decrease in market demand for crude oil and finished asphalt products include:

•
lower demand by consumers for refined products, including finished asphalt products, as a result of recession or other adverse economic conditions or due to high prices caused by an increase in the market price of crude oil or higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined products;

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

Our ability to grow in the future will depend, in part, on our ability to make acquisitions that result in an increase in the cash generated per unit from operations.  Vitol and Charlesbank have indicated that they intend to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets.  Vitol and Charlesbank have formed Development Company and have informed us it is intended to be focused on developing projects that we may later have the opportunity to acquire.  Vitol and Charlesbank own Development Company and we have no interest in this entity.  We cannot say with any certainty if Development Company will develop any projects or, if it does, which, if any, of these future acquisition opportunities may be made available to us by Development Company or if we will choose to pursue any such opportunity.  In addition, identifying projects for and developing projects within Development Company may result in the diversion of management’s and employees’ attention from operating our assets and other business concerns of our partnership.

In addition to any projects acquired and developed by Development Company, we may also make acquisitions directly from third parties.  If we are unable to make accretive acquisitions, either because we are (1) unable to acquire projects from

Development Company when they are available, (2) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (3) unable to obtain financing for these acquisitions on economically acceptable terms or (4) outbid by competitors, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

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

We acquired our asphalt assets from SemCorp in 2008 and 2009. The majority of these assets were previously acquired by SemCorp from Koch Industries, Inc. (together with its subsidiaries, “Koch”) in 2005. Koch retained certain liabilities, including certain environmental liabilities, when it sold the assets to SemCorp. Since 2005, Koch has been conducting environmental investigation and/or remediation activities at certain of our asphalt facilities in connection with these retained environmental liabilities. Koch may allege that they are not responsible for retained environmental liabilities at certain of our asphalt facilities. Although we intend to defend any such allegations, if we are found to be liable for such environmental liabilities, it could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

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

The crude oil and petroleum-based product business is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Federal legislation requiring GHG controls has been considered and could be enacted in the future.  Moreover, EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA.  In April 2010, EPA promulgated final motor vehicle GHG emission standards and has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions as of January 2, 2011.  In May 2010, EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phased in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning January 2, 2011.  These EPA rulemakings could affect our operations by effectively reducing demand for motor fuels from crude oil and could affect our ability to obtain air permits for new or modified facilities.  Moreover, in 2009, the EPA issued a rule that establishes comprehensive requirements for monitoring and reporting of GHG emissions on an annual basis by operators of certain stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHG emissions.  Monitoring obligations began in 2010 and reporting obligations began in March 2011.  Some of our facilities include natural gas-fired combustion units that may become subject to the rule.   These facilities will be required to annually calculate their GHG emissions to determine whether they trigger reporting and monitoring requirements.  To date, none of our facilities have exceeded the thresholds established for reporting or monitoring requirements.  Although this rule does not control GHG emission levels from any facilities, it will still cause us to incur monitoring and reporting costs relating to GHG emissions.  Furthermore, the scope of the rule was expanded for 2011 to cover additional petroleum and natural gas production, processing, and transmission sources (“Subpart W”) that were not previously covered by the rule.  This expansion in scope may impact the crude oil industry and, as a result, affect our business.   We continue to monitor and review these regulations to determine future impacts, including potential reporting requirements. Legislation and regulations relating to control or reporting of GHG emissions are also in various stages of discussions or implementation in many of the states in which we operate.

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

Terrorist or cyber-attacks and threats, escalation of military activity in response to these attacks or acts of war could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks and threats, cyber-attacks, escalation of military activity or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business.  Future terrorist or cyber-attacks, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions may significantly affect our operations and those of our customers.  Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States.  We do not maintain specialized insurance for possible liability resulting from a cyber-attack on our assets that may shut down all or part of our business.  Disruption or significant increases in energy prices could result in government-imposed price controls.  It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

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

Our unitholders will be unable initially to remove our General Partner without its consent because our General Partner and its affiliates own a sufficient number of units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the General Partner. As of December 31, 2013, Vitol and Charlesbank collectively owned approximately 36.0% of our aggregate outstanding Preferred Units and common units.

Affiliates of our General Partner may sell units in the public markets, which sales could have an adverse impact on the trading price of the units.

As of March 10, 2014, the executive officers and directors of our General Partner beneficially own an aggregate of 229,163 common units and 30,995 Preferred Units and Vitol and Charlesbank collectively own 18,312,968 Preferred Units. The sale of these units in the public markets could have an adverse impact on the price of the units or on any trading market that may develop.

Our General Partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of any class of units then outstanding, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of such class of units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. As of December 31, 2013, Vitol and Charlesbank collectively owned 60.7% of our outstanding Preferred Units.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in certain of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, Oklahoma, Kansas, Colorado, New Mexico, Arkansas, California, Georgia, Idaho, Illinois, Indiana, Missouri, Michigan, Montana, Nebraska, Nevada, New Jersey, Ohio, Pennsylvania, Tennessee, Utah, Virginia and Washington.  Most of these states currently impose income taxes on corporations, and many of these states impose income taxes on other entities and nonresident individuals.  We may own property or conduct business in other states or foreign countries in the future. It is each unitholder’s responsibility to file all federal, state and local tax returns. Under the tax laws of some states where we will conduct business, we may be required to withhold a percentage from amounts to be distributed to a unitholder who is not a resident of that state. For example, in the case of Oklahoma, we are required to either obtain a withholding exemption affidavit from and generally report detailed tax information about our non-Oklahoma resident unitholders or withhold an amount equal to 5% of the portion of our distributions to unitholders which is deemed to be the Oklahoma share of our income.

We hold certain assets located at certain of our asphalt facilities in a subsidiary taxed as a corporation.  Such subsidiary is subject to entity level federal and state income taxes on its net taxable income and, if a material amount of entity-level taxes were incurred, then our cash available for distribution to our unitholders could be substantially reduced.

We hold certain of our asphalt processing assets and related fee income through BKEP Asphalt, L.L.C., that is a subsidiary taxed as a corporation. Such subsidiary is required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates. Distributions from such subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of such subsidiary will flow through to our unitholders. If a material amount of entity-level taxes are incurred by such subsidiary, then our cash available for distribution to its unitholders could be substantially reduced.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The

U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders.  Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted.  If the IRS were to challenge our proration method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our common unitholders.

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

Under our partnership agreement and in accordance with Treasury Regulations, immediately after the conversion of a preferred unit, we will adjust the capital accounts of all of our partners to reflect any positive difference (“Unrealized Gain”) or negative difference (“Unrealized Loss”) between the fair market value and the carrying value of our assets at such time as if such Unrealized Gain or Unrealized Loss had been recognized on an actual sale of each such asset for an amount equal to its fair market value at the time of such conversion.  Such Unrealized Gain or Unrealized Loss (or items thereof) will be allocated first to the converting preferred unitholder in respect of common units received upon the conversion until the capital account of each such common unit is equal to the per unit capital account for each existing common unit.  This allocation of Unrealized Gain or Unrealized Loss will not be taxable to the converting preferred unitholder or to any other unitholders.  If the Unrealized Gain or Unrealized Loss allocated as a result of the conversion of a preferred unit is not sufficient to cause the capital account of each common unit received upon such conversion to equal the per unit capital account for each existing common unit, then capital account balances will be reallocated among the unitholders as needed to produce this result.  In the event that such a reallocation is needed, a converting preferred unitholder would be allocated taxable gross income in an amount equal to the amount of any such reallocation to it.

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

Title to Properties

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, property on which our pipelines were built was purchased in fee. Our crude oil terminals are on real property owned or leased by us.

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

Item 3.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 16 to our financial statements, and is incorporated herein by reference thereto.

Item 4.    Mine Safety Disclosures.

None.

PART II. OTHER INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our common units are traded on the Nasdaq Global Market under the symbol “BKEP” and our Preferred Units are traded on the Nasdaq Global Market under the symbol “BKEPP”.

On March 6, 2014, there were 22,925,092 common units outstanding, held by approximately 23 unitholders of record and 30,158,619 Preferred Units outstanding held by approximately 4 unitholders of record.  The actual number of unitholders is greater than the number of holders of record.  18,312,968 of the Preferred Units are held by Vitol and Charlesbank.

The following table shows the high and low sales prices per common unit and Preferred Unit, as reported by Nasdaq, as well as distributions declared by quarter during the periods indicated.

Common Units	Low	High	Cash Distribution per Unit
2012:
First Quarter	$6.31	$7.86	$0.1100
Second Quarter	6.50	7.32	0.1100
Third Quarter	6.17	6.89	0.1125
Fourth Quarter	6.08	6.70	0.1150

2013:
First Quarter	$6.53	$9.50	$0.1175
Second Quarter	7.80	9.24	0.1200
Third Quarter	8.07	8.93	0.1225
Fourth Quarter	8.00	9.37	0.1265

Preferred Units
2012:
First Quarter	$7.00	$9.99	$0.1788
Second Quarter	8.31	10.45	0.1788
Third Quarter	8.30	9.00	0.1788
Fourth Quarter	8.30	8.81	0.1788

2013:
First Quarter	$8.45	$9.19	$0.1788
Second Quarter	8.70	9.49	0.1788
Third Quarter	8.73	9.93	0.1788
Fourth Quarter	8.83	9.50	0.1788

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

Pursuant to our credit facility, as refinanced in June 2013, we are permitted to make quarterly distributions of available cash to unitholders so long as no default exists under the credit agreement on a pro forma basis after giving effect to such distribution.

Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter in the following manner:

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

If for any quarter:

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

Unregistered Sales of Securities

None.

Item 6.    Selected Financial Data.

The following table shows selected historical financial and operating data of Blueknight Energy Partners, L.P. for the periods and as of the dates presented.   Our results of operations for the years ended December 31, 2010 and 2009 were affected by SemCorp’s bankruptcy filings and related events, which resulted in decreased revenues and increased expenses.

Prior to SemCorp’s bankruptcy filings and our subsequent settlement with SemCorp in such bankruptcy proceedings in April 2009, we were party to various agreements with SemCorp and its subsidiaries.  After the rejection of such agreements in SemCorp’s bankruptcy proceedings, we experienced decreased volumes of crude oil that was terminalled, stored, transported and gathered as compared to our agreements with SemCorp.  In addition, we have also experienced decreased revenues in our asphalt services business as compared to the revenues that we received under our terminalling agreement with SemCorp.  In addition, we have experienced increased expenses since SemCorp’s Bankruptcy Filings, including increased general and administrative expenses related to the costs of legal and financial advisors, increased interest expense related to certain events of default under and associated amendments of our prior credit facility and expenses incurred to refinance our prior credit facility.  For these reasons and due to the other factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Overview-Items Impacting the Comparability of Our Financial Results,” our historical results of operations may not be indicative of our future results.

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

	2009	2010	2011	2012	2013
Statement of Operations Data:	(in thousands, except for per unit data)
Service revenues:
Third party revenue	$122,659	$126,949	$129,104	$130,696	$142,916
Related party revenue(1)	32,075	23,541	44,089	48,153	51,755
Total revenue	154,734	150,490	173,193	178,849	194,671
Expenses:
Operating	97,708	96,081	114,731	122,746	133,610
General and administrative	28,137	20,453	17,311	19,795	17,482
Total expenses	125,845	116,534	132,042	142,541	151,092
Asset Impairment Expense	—	(779)	(867)	(1,942)	(524)
Gain on sale of assets	2,447	76	3,008	7,271	1,073
Gain on settlement transaction	2,585	—	—	—	—
Loss contingency, net of expected insurance recovery	—	7,200	—	—	—
Operating income	33,921	26,053	43,292	41,637	44,128
Other income (expense)
Equity earnings (loss) in unconsolidated entity	—	—	—	—	(502)
Interest expense(2)	(51,399)	(48,638)	(32,898)	(11,705)	(11,615)
Change in fair value of embedded derivative within convertible debt	—	(6,650)	20,224	—	—
Change in fair value of rights offering contingency	—	4,384	1,883	—	—
Income (loss) before income taxes	(17,478)	(24,851)	32,501	29,932	32,011
Provision for income taxes	205	207	287	318	593
Net income (loss) from continuing operations	(17,683)	(25,058)	32,214	29,614	31,418
Income (loss) from discontinued operations	1,178	1,262	1,261	1,951	(3,383)
Net income (loss)	$(16,505)	$(23,796)	$33,475	$31,565	$28,035
Allocation of net income (loss) for purpose of calculating earnings per unit:
General partners interest in net income (loss)	$(326)	$(470)	$912	$774	$647
Preferred partners interest in net income	$—	$—	$16,446	$21,564	$21,564
Accretion of discount on increasing rate preferred units	$—	$—	$2,243	$—
Beneficial conversion feature attributable to preferred units	$—	$8,114	$43,259	$1,853	$—
Beneficial conversion feature attributable to repurchase of preferred units	$—	$—	$(6,892)	$—	$—
Gain on extinguishment attributable to redemption of convertible debt, recorded as a capital transaction	$—	$—	$(2,375)	$—	$—
Net Income (loss) available to limited partners	$(16,179)	$(31,440)	$(20,118)	$7,374	$5,824
Basic and diluted net income (loss) per limited partner unit:
Common units	$(0.47)	$(0.91)	$(0.61)	$0.32	$0.25
Subordinated Units	$(0.47)	$(0.91)	$(0.52)	$—	$—
Cash distributions per unit to limited partners(3):
Paid	$—	$—	$—	$0.44	$0.48
Declared	$—	$—	$0.11	$0.45	$0.49
Cash distributions per unit to preferred partners:
Paid	NA	$—	$0.52	$0.71	$0.72
Declared	NA	$0.10	$0.58	$0.72	$0.72

Balance Sheet Data (at period end):
Property, plant and equipment, net	$274,492	$274,069	$266,355	$267,741	$297,400
Total assets	$310,701	$323,838	$304,755	$299,825	$354,748
Long-term debt and capital lease obligations	$419,000	$244,329	$220,781	$212,006	$275,707
Total partners’ capital (deficit)	$(142,179)	$(37,743)	$57,799	$58,655	$55,458
________________

(1)
For the twelve months ended December 31, 2009, 2010, 2011, 2012 and 2013, we recognized revenues of $26.5 million, $1.0 million, $0.5 million, $0.3 million and $0.3 million, respectively, for services provided to SemCorp.  Of these amounts, $26.3 million are classified as related party revenues for the twelve months ended December 31, 2009, while all other amounts in subsequent periods are classified as third party revenue.  Additionally, we provide services to Vitol.  For the twelve months ended December 31, 2009, 2010, 2011, 2012 and 2013, we recognized revenues of $9.4 million, $23.2 million,

$44.1 million, $48.1 million and $51.2 million, respectively, for services provided to Vitol.  Of these amounts, $8.4 million is classified as third party revenues for the twelve months ended December 31, 2009.  In the twelve months ended December 31, 2009, $1.0 million in revenue for services provided to Vitol subsequent to the Vitol Change of Control (as defined below) is classified as related party revenue.  All revenue for services provided to Vitol for the twelve months ended December 31, 2010, 2011, 2012 and 2013 is classified as related party revenue.

(2)
Interest expense prior to June 28, 2013 includes interest expense incurred under our prior credit facility.  Interest expense after June 28, 2013 includes interest expense under our credit facility, as well as amortization of debt issuance costs. Interest expense from October 25, 2010 through November 2011 includes amortization of the convertible subordinated debenture discount until their redemption.

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

•
February 1, 2013 - We entered into an agreement with Advantage Pipeline to acquire approximately 30% ownership in a 70 mile crude oil pipeline project running from Pecos, Texas to Crane, Texas (the “Pecos River Pipeline”). The Pecos River Pipeline is a new 16" diameter pipeline that will enable west Texas producers to deliver crude oil to Gulf Coast markets through a pipeline connection at Crane, Texas. On September 17, 2013, commercial service started on Phase I of the system consisting of the Highway 18 Station near Grandfalls, Texas and 36 miles of pipeline connecting to the Longhorn Pipeline in Crane, Texas. We operate the pipeline under a long term agreement with Advantage Pipeline.

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

•	On June 28, 2013, the Partnership entered into an amended and restated credit agreement which consists of a $400.0 million revolving loan facility.

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues. For the twelve months ended December 31, 2013, we derived approximately $51.8 million of our revenues from services we provided to Vitol and Advantage Pipeline L.L.C. (“Advantage Pipeline”), with the remainder of our services being provided to third parties.

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

As of March 2014, we have approximately 5.6 million barrels of crude oil storage under service contracts with remaining terms of up to 22 months, including 4.1 million barrels under contract to Vitol. As of March 2014, 2.9 million barrels of crude oil storage contracts expire in 2014. We are in negotiations to contract additional storage capacity; however, there is no certainty that contracts will be renewed, or, if renewed, will be at the same or similar rates with the expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

There are a number of market dynamics currently taking place at the Cushing Interchange, including a backwardated market for West Texas Intermediate crude oil, increased Cushing storage capacity, the reversal of Seaway pipeline and significant production increases in Kansas, Oklahoma and Texas. These trends are impacting demand for crude oil storage and putting downward pressure on storage rates.  The current market environment places  more importance on services and connectivity and, as a result, we plan to invest approximately $8.0 million in capital projects in Cushing in 2014 to enhance our connectivity and crude oil blending services. We believe our mix and delivery of services will differentiate us from competitors.

We have leases and storage agreements with third party customers relating to our 42 asphalt facilities.  The majority of the leases and storage agreements related to these facilities have terms that expire between the end of 2016 and the end of 2018.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

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

During the twelve months ended December 31, 2013, we transported approximately 55,000 Bpd on our pipelines, a decrease of 18% as compared to the twelve months ended December 31, 2012. Vitol accounted for 27% of volumes transported in 2013. In 2012, we evaluated our gathering systems located in Oklahoma and Texas to determine whether or not they were economically feasible to continue to operate after taking into consideration transported volumes, ongoing maintenance costs and risk. As a result we idled approximately 100 miles of gathering pipeline that we determined to not be economically viable and recognized a $1.0 million impairment charge related to these assets in the second quarter of 2012. We sold these and other idled gathering assets for $0.4 million in 2013. The majority of volumes that were displaced as a result of idling the pipeline has been retained by our crude oil transport trucks. We do not anticipate the idling of this gathering pipeline to have a significant impact on the overall future results of our operations.

For the twelve months ended December 31, 2013, we transported approximately 62,000 Bpd on our crude transport trucks, an increase of 13% as compared to the twelve months ended December 31, 2012. Vitol accounted for approximately 44% of volumes transported in 2013. We continue to see opportunity to increase the utilization of our crude oil trucking and producer field services assets due to high demand for our services in the markets we serve.

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate our asphalt product storage tanks and terminals.  We recognize fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

Our Expenses

Operating expenses increased by $10.9 million, or 9%, for 2013 as compared to 2012. This increase was primarily due to incremental costs incurred in connection with our trucking operations as a result of the increase in the volume of crude oil we transported for our customers. General and administrative expenses decreased $2.3 million, or 12%, in 2013 as compared to 2012. The decrease was driven by incremental compensation expense in the fourth quarter of 2012 related to the employment of our new Chief Executive Officer and costs associated with the departure of our former President and Chief Operating Officer and our former Executive Vice President - Products. Our interest expense decreased by $0.1 million during the twelve months ended December 31, 2013 as compared to the twelve months ended December 31, 2012 primarily as a result of the refinancing our credit facility in June 2013.

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

Given that our subsidiary that is taxed as a corporation has limited earnings history for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of December 31, 2013.

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

•
Crude oil pipeline assets and services.  We own and operate three pipeline systems, the Mid-Continent system, the East Texas system and the Eagle North system, collectively consisting of approximately 920 miles of pipelines that gather crude oil for our customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by us and others.  Our pipeline gathering and transportation system located in Oklahoma and the Texas Panhandle, which we refer to as the Mid-Continent system, has a combined length of approximately 510 miles.  Our second pipeline gathering and transportation system located in East Texas, which we refer to as the East Texas system, consists of approximately 210 miles of tariff-regulated crude oil gathering pipeline.  Our third pipeline transportation system located in Oklahoma, which we refer to as the Eagle North Pipeline System, consists of approximately 200 miles of pipeline.

•
Crude oil trucking and producer field services.  In addition to our pipelines, we use our approximately 170 owned or leased tanker trucks to gather crude oil in Kansas, Oklahoma, Texas, New Mexico and Colorado for our customers at remote wellhead locations generally not connected to pipeline and gathering systems and transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems.  In connection with our gathering services, we also provide a number of producer field services, ranging from gathering condensates from natural gas producers to hauling production waste water to disposal wells. Our producer service fleet consists of approximately 130 trucks in a number of different sizes.

•
Asphalt Services.  Our 42 asphalt cement terminals are located in 21 states and as such are well positioned to provide asphalt services in the market areas they serve throughout the continental United States.  With our approximately 7.0 million barrels of total asphalt product and residual fuel oil storage capacity, we are able to provide our customers the ability to effectively manage their asphalt product storage and processing and marketing activities.  We currently have storage contracts or leases with third party customers relating to our 42 asphalt facilities.

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

We are currently negotiating with Vitol on the potential renewal of the contracts expiring in March 2014, however, there is no certainty that contracts will be renewed, or, if renewed, will be at the same or similar rates with the expiring contracts.

Results of Operations

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures that are known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future.  The primary measure used by management is operating margin excluding depreciation and amortization.

Management believes that the presentation of such additional financial measures provides useful information to investors regarding our performance and results of operations because these measures, when used in conjunction with related GAAP financial measures, (i) provide additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provide investors with the financial analytical framework upon which management bases financial, operational, compensation and planning decisions and (iii) present measurements that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These additional financial measures are reconciled to the most directly comparable measures as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our Consolidated Financial Statements and footnotes.

The table below summarizes our financial results for the twelve months ended December 31, 2011, 2012 and 2013, reconciled to the most directly comparable GAAP measure:

	For the twelve months			Favorable/(Unfavorable)
Operating Results	ended December 31,			2011-2012		2012-2013
(in thousands)	2011	2012	2013	$	%	$	%
Operating Margin, excluding depreciation and amortization
Crude oil terminalling and storage operating margin	$34,120	$31,867	$27,079	(2,253)	(7)%	(4,788)	(15)%
Crude oil pipeline services operating margin	4,370	2,801	6,909	(1,569)	(36)%	4,108	147%
Crude oil trucking and producer field services operating margin	5,462	7,658	10,067	2,196	40%	2,409	31%
Asphalt services operating margin	37,006	36,600	40,968	(406)	(1)%	4,368	12%
Total operating margin, excluding depreciation and amortization	80,958	78,926	85,023	(2,032)	(3)%	6,097	8%

Depreciation and amortization	22,496	22,824	23,962	(328)	(1)%	(1,138)	(5)%
General and administrative expenses	17,311	19,795	17,482	(2,484)	(14)%	2,313	12%
Asset impairment expense	867	1,942	524	(1,075)	(124)%	1,418	73%
Gain on sale of assets	3,008	7,271	1,073	4,263	142%	(6,198)	(85)%

Operating income:	43,292	41,636	44,128	(1,656)	(4)%	2,492	6%

Other income (expense)
Equity loss in unconsolidated entity	—	—	(502)	—	NA	(502)	NA
Interest expense	(32,898)	(11,705)	(11,615)	21,193	(64)%	90	(1)%
Change in fair value of embedded derivative within convertible debt	20,224	—	—	(20,224)	(100)%	—	NA
Change in fair value of rights offering liability	1,883	—	—	(1,883)	(100)%	—	NA
Income tax expense	(287)	(318)	(593)	(31)	11%	(275)	86%
Net income from continuing operations	32,214	29,613	31,418	(2,601)	(8)%	1,805	6%
Income (loss) from discontinued operations	1,261	1,951	(3,383)	690	55%	(5,334)	(273)%
Net Income	$33,475	$31,564	$28,035	(1,911)	(6)%	(3,529)	(11)%

Total operating margin excluding depreciation and amortization increased from 2012 to 2013 due to several factors including a $6.9 million sale of crude oil related to accumulated pipeline loss allowances on our Eagle North and East Texas pipeline systems, a 13% increase in the number of barrels of crude oil transported in our trucking and field services segment and increased product throughput, short-term storage service agreements, and contractual rate escalations on certain asphalt facilities. These increases were offset by decreases in our storage and terminalling segment as changes in market demand for crude oil storage services led to decreases in the rates we charged our customers for those services.

Total operating margin excluding depreciation and amortization for 2012 decreased slightly as compared to 2011 due to a decrease in our storage and terminalling segment as changes in market demand for crude oil storage services led to decreases in the rates we charged our customers for those services and as a result of a $1.6 million decrease in our pipeline transportation segment due primarily to increased compensation costs. These decreases were partially offset by a 17% increase in the number of barrels of crude oil transported in our trucking and field services segment. A more detailed analysis of changes in operating margin by segment follows.

Analysis of Operating Segments

Crude oil terminalling and storage segment

Our terminalling and storage segment operations generally consist of fee based activities associated with providing storage, terminalling, and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling and storage segment for the periods indicated:

	For the twelve months			Favorable/(Unfavorable)
Operating results	ended December 31,			2011-2012		2012-2013
(in thousands)	2011	2012	2013	$	%	$	%
Revenues
Third Party Revenues	$11,067	$11,825	$11,910	758	7%	85	1%
Related Party Revenues	27,608	23,983	19,148	(3,625)	(13)%	(4,835)	(20)%
Total Revenues	38,675	35,808	31,058	(2,867)	(7)%	(4,750)	(13)%
Operating Expenses (excluding depreciation and amortization)	4,555	3,941	3,979	614	13%	(38)	(1)%
Operating Margin (excluding depreciation and amortization)	$34,120	$31,867	$27,079	$(2,253)	(7)%	$(4,788)	(15)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	4,334	4,256	4,858	(78)	(2)%	602	14%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	64	78	85	14	22%	7	9%

The following is a discussion of items impacting crude oil terminalling and storage segment operating margin for the periods indicated:

•
Revenues and operating margin have decreased over the past two years due to changes in market dynamics at the Cushing Interchange, which include: a backwardated market for West Texas Intermediate crude, increased Cushing storage capacity, the reversal of Seaway pipeline and significant production increases in Kansas, Oklahoma and Texas.  These trends have impacted demand for crude oil storage and have created downward pressure on storage rates.  The current market environment places more importance on services and connectivity. As a result, we plan to invest approximately $8.0 million in capital expansion projects in Cushing in 2014 to enhance our connectivity and blending services.  We believe our mix and delivery of services will differentiate us from competitors.

•
As of March 2014, we provide crude oil terminalling and storage services to Vitol under four agreements having storage capacities of 2.0 million barrels, 1.0 million barrels, 0.5 million barrels and 0.5 million barrels, respectively, and having terms expiring in May 2015, March 2014, March 2014 and March 2014, respectively. We are currently negotiating with Vitol on the potential renewal of the contracts expiring in March 2014, however, there is no certainty that contracts will be renewed, or, if renewed, will be at the same or similar rates with the expiring contracts.

Crude oil pipeline services

Our crude oil pipeline services segment operations generally consist of fee-based activity associated with transporting crude oil products on pipelines. Revenues are generated primarily through tariffs and other transportation fees.

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

	For the twelve months			Favorable/(Unfavorable)
Operating results	ended December 31,			2011-2012		2012-2013
(in thousands)	2011	2012	2013	$	%	$	%
Revenues
Third Party Revenues	$14,121	$13,696	$15,658	(425)	(3)%	1,962	14%
Related Party Revenues	$4,807	$5,677	$9,018	870	18%	3,341	59%
Total Revenues	18,928	19,373	24,676	445	2%	5,303	27%
Operating Expenses (excluding depreciation and amortization)	14,558	16,572	17,767	(2,014)	(14)%	(1,195)	(7)%
Operating Margin (excluding depreciation and amortization)	$4,370	$2,801	$6,909	$(1,569)	(36)%	$4,108	147%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	20	20	17	—	—%	(3)	(15)%
Eagle North	12	18	15	6	50%	(3)	(17)%
East Texas	28	29	22	1	4%	(7)	(24)%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•
During 2013, we sold $6.9 million of crude oil related to accumulated pipeline loss allowances on our Eagle North and East Texas pipeline systems. We expect the sale of accumulated pipeline loss allowances to occur in the future in connection with the pipeline systems we operate, however, future revenue may be lower than that realized in 2013.

•
In November 2013, one of our pipelines in East Texas leaked approximately 500 barrels of oil. The response and clean-up cost is expected to total approximately $2.1 million all of which is reflected in our 2013 results of operations.

•
Volumes on our East Texas system decreased in 2013 as a result of the loss of one customer that took volumes to one of its own pipelines in connection with a reversal of the flow of the customer's pipeline. Furthermore, in December 2013, we sold our Thompson-to-Webster pipeline system in south Texas, and we anticipate lower average throughput volume on our East Texas system in 2014 as a result of this sale.

•
Our Eagle North system was placed into service in December 2010. Crude oil throughput volume continued to build throughout 2011 and in 2012 throughput volume neared capacity. In 2013, throughput volumes and revenues were impacted by crude oil sourcing difficulties incurred by our customer and a refinery turnaround. Throughput volumes returned to near capacity levels in the fourth quarter of 2013 and are expected to remain there for the majority of 2014. However, we anticipate a refinery turnaround to impact throughput on this line in the first quarter of 2014.

Crude oil trucking and producer field services

Our crude oil trucking and producer field services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking and producer field services segment for the periods indicated:

	For the twelve months			Favorable/(Unfavorable)
Operating results	ended December 31,			2011-2012		2012-2013
(in thousands)	2011	2012	2013	$	%	$	%
Revenues
Third Party Revenues	$44,366	$46,164	$51,545	1,798	4%	5,381	12%
Related Party Revenues	11,561	17,688	21,645	6,127	53%	3,957	22%
Total Revenues	55,927	63,852	73,190	7,925	14%	9,338	15%
Operating Expenses (excluding depreciation and amortization)	50,465	56,194	63,123	(5,729)	(11)%	(6,929)	(12)%
Operating Margin (excluding depreciation and amortization)	$5,462	$7,658	$10,067	2,196	40%	2,409	31%

Average throughput volume (in thousands of barrels per day)	47	55	62	8	17%	7	13%

The following is a discussion of items impacting crude oil trucking and producer field services segment operating margin for the periods indicated:

•	In August 2012, we renegotiated the majority of our crude oil trucking contracts at higher rates, which has contributed to increased operating margins over the past two years.

•
We have experienced a significant increase in demand for our trucking services due to increased crude oil production in the Kansas, Oklahoma and Texas markets we serve. In addition, because the current crude oil market is backwardated, there is a higher demand to deliver barrels from the field to market as soon as possible (as opposed to storing barrels and delivering in a later month). As a result, we have experienced volume increases and greater equipment utilization and improved profit margins without increasing the overall fleet size.

Asphalt services segment

Our asphalt services segment operations generally consist of fee based activities associated with providing storage, terminalling, and throughput services for asphalt product and residual fuel oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our asphalt services segment for the periods indicated:

	For the twelve months			Favorable/(Unfavorable)
Operating results	ended December 31,			2011-2012		2012-2013
(in thousands)	2011	2012	2013	$	%	$	%
Revenues
Third Party Revenues	$59,550	$59,011	$63,803	(539)	(1)%	4,792	8%
Related Party Revenues	113	805	1,944	692	612%	1,139	141%
Total Revenues	59,663	59,816	65,747	153	—%	5,931	10%
Operating Expenses (excluding depreciation and amortization)	22,657	23,215	24,779	(558)	(2)%	(1,564)	(7)%
Operating Margin (excluding depreciation and amortization)	$37,006	$36,601	$40,968	(405)	(1)%	4,367	12%

The following is a discussion of items impacting asphalt services segment operating margin for the periods indicated:

•
While operating margin remained consistent in 2011 and 2012, operating margin for 2013 has improved due to increased product throughput at our facilities, short-term storage service agreements at certain of our facilities, and contractual rate escalations.

•
In December 2013, we conveyed title of our Northumberland, PA asphalt storage facility to Koch as part of a litigation settlement. We do not anticipate a significant impact on operating margin in 2014 as a result of this conveyance.

Other Income and Expenses

General and administrative expenses.  General and administrative expenses were $17.5 million for the twelve months ended December 31, 2013 compared to $17.3 million and $19.8 million for the twelve months ended December 31, 2011 and 2012, respectively. Our general and administrative expenses in 2012 were impacted by severance costs due to the resignation of a former executive officer and professional expenses related to the hiring of our Chief Executive Officer.

Asset impairment expense. Asset impairment expense was $0.5 million for the twelve months ended December 31, 2013 compared to $0.9 million and $1.9 million for the twelve months ended December 31, 2011 and 2012, respectively. We recognized impairment charges of $0.5 million and $0.3 million during the year ended December 31, 2011 related to office buildings located in St. Louis, Missouri and Abilene, Texas, respectively. The asset impairment expense recorded in the twelve months ended December 31, 2012 included $1.0 million related to the idling of gathering lines associated with our Mid-Continent pipeline system and $0.7 million related to a Bay City, Michigan residual fuel oil facility that has been idled. Asset impairment expenses totaling $0.5 million were recorded in 2013 in relation to certain, miscellaneous assets.

Gain on sale of assets. Gain on sale of assets was $1.1 million for the twelve months ended December 31, 2013 compared to $3.0 million and $7.3 million for the twelve months ended December 31, 2011 and 2012, respectively. The twelve months ended December 31, 2011 included gains on the sale of assets of $1.1 million related to the sale of an asphalt plant in Ennis, Texas. The remaining gains resulted from the sale of surplus, used property and equipment. In the twelve months ended December 31, 2012, we recognized gains on the sale of assets of $7.3 million. The gains are primarily a result of the sale of 60,000 barrels of excess crude oil linefill attributed to our East Texas pipeline system. The linefill was sold to Vitol at the then-current market price for East Texas crude of $98.96 per barrel. This transaction resulted in a gain of approximately $4.5 million. The remaining gains resulted from the sale of surplus, used property and equipment. The $1.1 million of gains recorded in the twelve months ended December 31, 2013 primarily consists of $0.4 million received from the sale of gathering systems that were impaired in 2012, as well as gains from the sale of surplus, used property and equipment.

Equity loss in unconsolidated affiliate. The $0.5 million loss recorded in 2013 relates to our investment in Advantage Pipeline and is primarily the result of expenses incurred during the construction of the Pecos River Pipeline. On September 17, 2013, commercial service started on Phase I of the system consisting of the Highway 18 Station near Grandfalls, Texas and 36 miles of pipeline connecting to the Longhorn Pipeline in Crane, Texas.

Interest expense.  Interest expense was $11.6 million for the twelve months ended December 31, 2013 compared to $32.9 million and $11.7 million for the twelve months ended December 31, 2011 and 2012, respectively. Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs. The decrease in interest expense from 2011 to 2012 is primarily due to non-cash interest expense related to convertible debentures redeemed from Vitol and Charlesbank, including the related debt discount, of $19.4 million for the year ended December 31, 2011 whereas we had no related expense for the year ended December 31, 2012 due to the redemption of the Convertible Debentures in the fourth quarter of 2011.  Furthermore, a decrease in the weighted average debt outstanding for the year ended December 31, 2012 compared to the year ended December 31, 2011 reduced interest expense by $0.9 million.

During the twelve months ended December 31, 2013, interest expense associated with debt issuance costs increased by $1.8 million due to the extinguishment of our prior credit facility. This increase was offset by a $0.8 million increase in the amount of interest capitalized, from $0.2 million in the twelve months ended December 31, 2012 to $1.0 million for the twelve months ended December 31, 2013, as well as a decrease of $0.4 million in interest paid to Vitol under the ENPS Throughput Agreement.  During the twelve months ended December 31, 2012 and 2013, the weighted average interest rate under the credit agreement, excluding the $2.0 million of debt issuance costs related to the prior credit facility that was expensed, was 5.22% and 5.99%, respectively. As of December 31, 2013, borrowings under our amended and restated credit agreement bore interest at a weighted average interest rate of 3.42%, inclusive of interest expense associated with the amortization of debt issuance costs.

Other (income) expense.   Other income for the year ended December 31, 2011 included an increase of $1.9 million in the fair value of the rights offering liability and a decrease of $20.2 million in the fair value of the embedded derivative liability derived from the conversion option in the Convertible Debentures. The rights offering expired in October 2011, and we redeemed the Convertible Debentures in October 2011.

Income (loss) from discontinued operations. During the twelve months ended December 31, 2013, we sold our Thompson-to-Webster pipeline system in south Texas. In addition, we conveyed title of our Northumberland, PA asphalt storage facility to Koch as part of a litigation settlement. The loss from discontinued operations in 2013 is primarily the result of impairment expenses of $5.7 million and $0.6 million related to the Thompson-to-Webster pipeline system and the Northumberland, PA asphalt storage facility, respectively. The operations of these business components are presented as discontinued operations for all periods presented. No operations were discontinued in 2011 or 2012.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the twelve months ended December 31, 2011, 2012 and 2013:

	Year ended December 31,
	2011	2012	2013
		(in millions)
Net cash provided by operating activities	$37.2	$61.7	$60.6
Net cash used in investing activities	(10.6)	(17.5)	(80.7)
Net cash provided by (used in) financing activities	(30.1)	(42.3)	20.2

Operating Activities.  Net cash provided by operating activities was $60.6 million for the twelve months ended December 31, 2013, as compared to $61.7 million for the twelve months ended December 31, 2012.  The decrease in cash provided by operating activities is primarily the result of changes in working capital.

Net cash provided by operating activities was $61.7 million for the twelve months ended December 31, 2012, as compared to $37.2 million for the twelve months ended December 31, 2011.  The increase in cash provided by operating activities is primarily the result of changes in working capital, which contributed to approximately $21.9 million of the increase.

Investing Activities.  Net cash used in investing activities was $80.7 million for the twelve months ended December 31, 2013, as compared to $17.5 million of net cash used in investing activities for the twelve months ended December 31, 2012.  The increase in cash used in investing activities was primarily the result of an $37.2 million increase in capital expenditures driven by the construction and completion of the southern Oklahoma Arbuckle Pipeline addition to our Mid-Continent pipeline system, our $20.0 million investment in Advantage Pipeline and a decrease of $5.9 million in proceeds from the sale of assets in the twelve months ended December 31, 2013 as compared to the prior year. Capital expenditures for the twelve months ended December 31, 2013 included maintenance capital expenditures of $13.5 million, net of reimbursable expenditures of $2.7 million, and expansion capital expenditures of $48.8 million.

Net cash used in investing activities was $17.5 million for the twelve months ended December 31, 2012, as compared to $10.6 million of net cash used in investing activities for the twelve months ended December 31, 2011.  The increase in cash used in investing activities was primarily the result of a $9.7 million increase in capital expenditures and was offset by an increase of $2.7 million in proceeds from the sale of assets in the twelve months ended December 31, 2012.  Capital expenditures in 2012 included maintenance capital expenditures of $9.8 million and expansion capital expenditures of $17.9 million.

Financing Activities.  Net cash provided by financing activities was $20.2 million for the twelve months ended December 31, 2013, as compared to $42.3 million of net cash used in financing activities for the twelve months ended December 31,

2012.  Financing activities for the twelve months ended December 31, 2013 consisted primarily of $33.3 million in distributions to our unitholders offset by net borrowings on long term debt of $62.0 million.

 Net cash used in financing activities was $42.3 million for the twelve months ended December 31, 2012, as compared to $30.1 million for the twelve months ended December 31, 2011.  Financing activities for the twelve months ended December 31, 2012 consisted primarily of $32.2 million in distributions to our unitholders and net repayments on long term debt of $7.0 million.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity, although our ability to borrow such funds may be limited by the financial covenants in the credit facility. At December 31, 2013, we had a working capital surplus of $1.3 million. This is primarily a function of our approach to cash management. At December 31, 2013, we had approximately $126.5 million of availability under our revolving credit facility, although our ability to borrow such funds may be limited by the financial covenants in our credit facility.  As of December 31, 2013, we could borrow up to $339.0 million, or an additional $65.5 million, under our credit facility within our covenant restrictions. As of March 10, 2014, we have aggregate unused commitments under our revolving credit facility of approximately $122.5 million, although our ability to borrow such funds may be limited by the financial covenants in our credit facility, and cash on hand of approximately $4.2 million.

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

Expansion capital expenditures for organic growth projects totaled $48.8 million in the twelve months ended December 31, 2013 compared to $17.9 million in the twelve months ended December 31, 2012.  These capital expenditures were funded by cash flows from operations and borrowings under our credit facility. We currently expect our expansion capital expenditures for organic growth projects to be approximately $10.0 million to $12.0 million in 2014.  Maintenance capital expenditures totaled $13.5 million, net of reimbursable expenditures of $2.7 million, in the twelve months ended December 31, 2013 compared to $9.8 million in the twelve months ended December 31, 2012.  The increase in maintenance capital expenditures in 2013 was the result of our purchasing an additional $4.2 million of crude oil linefill for our Mid-Continent pipeline system. We currently expect maintenance capital expenditures to be approximately $12.0 million to $14.0 million, net of reimbursable expenditures, in 2014. Our sources of liquidity for these expansion and maintenance capital expenditures in 2014 are expected to be a combination of cash flows from operations and borrowings under our credit facility.

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

Our credit agreement is guaranteed by all of our existing subsidiaries (other than immaterial subsidiaries). Obligations under our credit agreement are secured by first priority liens on substantially all of our assets and those of the guarantors, including all material pipeline, gathering and processing assets, all material storage tanks and asphalt facilities, all material working capital assets and a pledge of all of our equity interests in our subsidiaries.

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

At December 31, 2013, our consolidated total leverage ratio was 3.63 to 1.00 and our consolidated interest coverage ratio was 7.80 to 1.00.  We were in compliance with all covenants of our credit agreement as of December 31, 2013.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of December 31, 2013, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$311.7	$8.6	$17.3	$285.8	$—
Operating lease obligations	22.2	7.0	9.6	4.2	1.4
Non-compete agreement(2)	0.1	0.1	—	—	—
Employee contract obligations(3)	0.2	0.1	0.1	—	—
____________________

(1)
Represents required future principal repayments of borrowings of $273.0 million and variable rate interest payments of $38.7 million.  At December 31, 2013, our borrowings had an interest rate of approximately 2.92%. This interest rate was used to calculate future interest payments.  All amounts outstanding under our credit agreement mature in June 2018.

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

As of March 10, 2014, we had $277.0 million outstanding under our credit facility that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin.

During the twelve months ended December 31, 2013, the weighted average interest rate under our credit agreement, excluding the $2.0 million of debt issuance costs related to the prior credit facility that was expensed, was 5.99%. As of December 31, 2013, borrowings under our credit facility bore interest at a weighted average interest rate of 3.42%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of December 31, 2013 and the terms of our credit agreement, an increase or decrease of 100 basis points in the interest rate would result in increased or decreased annual interest expense of approximately $2.7 million.

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm PricewaterhouseCoopers LLP, are set forth on pages F-1 through F-29 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of December 31, 2013, were effective.

Management’s Report on Internal Control Over Financial Reporting.  Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing on page F-2.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows information regarding the current directors and executive officers of our General Partner as of March 10, 2014.

Name	Age	Position with Blueknight Energy Partners G.P., L.L.C.
Mark A. Hurley	54	Chief Executive Officer
Alex G. Stallings	46	Chief Financial Officer and Secretary
Chris A. Paul	55	Chief Legal Officer and General Counsel
James R. Griffin	36	Chief Accounting Officer
Jeffery A. Speer	47	Chief Operating Officer
Duke R. Ligon	72	Director, Chairman of the Board and Audit Committee
Steven M. Bradshaw	65	Director, Chairman of the Conflicts Committee
John A. Shapiro	62	Director, Chairman of the Compensation Committee
Miguel A. (“Mike”) Loya	58	Director
Michael R. Eisenson	58	Director
Jon M. Biotti	45	Director
Francis Brenner	44	Director

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

Chris A. Paul was appointed Chief Legal Officer of our General Partner in October 2013 and has served as General Counsel since June 2013. He most recently was a shareholder with McAfee & Taft in Tulsa, OK where he was the firm’s leader of the aerospace and midstream energy/transportation industry groups. Prior to that, he was in private practice as an owner of Joyce & Paul, a Partner with Gardere & Wynne, and earlier as a JAGC in the U.S. Army.  Mr. Paul received his B.A. International Studies from Dickinson College and his J.D. from the College of William and Mary.

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

Jeffery A. Speer has served as Chief Operating Officer of our General Partner since July 2013 and previously as Senior Vice President-Operations of our General Partner since February 2010.  Previously, Mr. Speer had served as the Vice President of Operations for one of our subsidiaries since June 2009.  He served as Vice President of Operations for SemCorp’s asphalt and emulsion business from June 2005 to June 2009.  Prior to joining SemCorp, Mr. Speer served as Vice President of Operations for Koch Industries, Inc. and had operational responsibility for Koch’s crude oil and pipeline divisions in Oklahoma, Texas and Canada as well as Koch’s agricultural and asphalt and emulsion businesses.  Mr. Speer has approximately twenty years experience in the energy industry and holds a Bachelor’s degree in mechanical engineering from Kansas State University.

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

John A. Shapiro has served as a director of our General Partner since November 2009.  Mr. Shapiro retired as an officer at Morgan Stanley & Co. where he had served for more than 24 years in various capacities, most recently as Global Head of Commodities. While an officer at Morgan Stanley, Mr. Shapiro participated in the successful acquisitions of TransMontaigne Inc. and Heidmar Inc. and served as a member of the board of directors of both companies. Prior to joining Morgan Stanley & Co., Mr. Shapiro worked for Conoco, Inc. and New England Merchants National Bank. Mr. Shapiro has been a lecturer at Princeton University, Harvard University School of Government, HEC Business School (Paris, France) and Oxford University Energy Program (Oxford, UK). In addition, he serves on the board of directors of Citymeals-on-Wheels and holds an MBA from Harvard University and a Bachelor’s degree in economics from Princeton University.  Mr. Shapiro was selected to serve as a director on the Board due to his valuable financial expertise and extensive industry experience developed through his work at Morgan Stanley & Co. and by serving as a director of other energy companies.

Miguel A. (“Mike”) Loya has served as a director of our General Partner since November 2009 and was appointed to the Board in connection with his affiliation with Vitol, which, together with Charlesbank, controls our General Partner.  Mr. Loya has served as a director of Vitol since 1996 and as the President of Vitol, Inc. since 1999. As such, he is Vitol’s senior shareholder responsible for the management of the Vitol Group’s trading activities, companies and assets in North and South America. Previously, Mr. Loya has enjoyed positions with Transworld Oil U.S.A., Inc., Tenneco Inc. and Exxon Mobil Corporation. He currently serves on the board of Pilot Travel Centers LLC. Mr. Loya holds an MBA from Harvard University and a Bachelor’s degree in mechanical engineering from the University of Texas at El Paso.  Mr. Loya was selected to serve as a director on the Board due to his affiliation with Vitol, his knowledge of the energy industry and his financial and business expertise.

Michael R. Eisenson has served as a director of our General Partner since November 2010 and was appointed to the Board in connection with his affiliation with Charlesbank, which, together with Vitol, controls our General Partner.  Mr. Eisenson is a Managing Director and Chief Executive Officer of Charlesbank, which is a Boston-based private equity firm. Prior to co-founding Charlesbank in 1998, Mr. Eisenson was the President of Harvard Private Capital Group. He began his tenure at Harvard Management Company in 1986 as Managing Director. Before joining Harvard Management Company, Mr. Eisenson was with The Boston Consulting Group, a corporate strategy consulting firm. Mr. Eisenson serves on the board of directors of Montpelier Re, Penske Auto Group and several privately held Charlesbank portfolio companies.  Mr. Eisenson was also a board member of Regency Gas Services, representing Charlesbank which was Regency’s founding equity investor. He is a graduate of Williams College, with a Bachelor’s degree in economics, and holds an MBA and a Juris Doctorate degree from Yale University.  Mr. Eisenson was selected to serve as a director on the Board due to his affiliation with Charlesbank, his knowledge of the energy industry and his financial and business expertise.

Jon M. Biotti has served as a director of our General Partner since November 2010 and was appointed to the Board in connection with his affiliation with Charlesbank, which, together with Vitol, controls our General Partner.  Mr. Biotti is a Managing Director of Charlesbank, which he joined in 1998 after graduating from Harvard Business School where he was an entrepreneurial studies fellow. Mr. Biotti also worked as a banking associate at Brown Brothers Harriman & Co. Mr. Biotti serves on the board of directors of Southcross Energy and of several privately held Charlesbank portfolio companies. Mr. Biotti was also a board member of Regency Gas Services, representing Charlesbank which was Regency’s founding equity investor. Educated at Harvard, Mr. Biotti received a Bachelor’s degree in government and sociology, an MBA and an MA in public administration. Mr. Biotti was selected to serve as a director on the Board due to his affiliation with Charlesbank, his knowledge of the energy industry and his financial and business expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we believe that all directors, officers, beneficial owners of more than 10% of any class of the Partnership’s securities or any other person subject to Section 16 of the Exchange Act complied with the Section 16(a) filing requirements of them during the year ended December 31, 2013.

Reimbursement of Expenses of our General Partner

Pursuant to our partnership agreement, our General Partner and its affiliates are entitled to receive reimbursement for the payment of expenses related to our operations and for the provision of various general and administrative services for our benefit.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during 2013, each person who served as the Principal Financial Officer (“PFO”) during 2013 and the three most highly compensated executive officers other than the PEO and PFO serving at December 31, 2013 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2013 are referred to as the Named Executive Officers (“NEOs”).  The NEOs include the following:

•	Mark A. Hurley, Chief Executive Officer;

•	Alex G. Stallings, Chief Financial Officer and Secretary;

•	James R. Griffin, Chief Accounting Officer;

•	Jeffery A. Speer, Chief Operating Officer;

•	Chris A. Paul, Chief Legal Officer and General Counsel; and

•	Larry E. Hatley, Vice President - Transportation, Marketing and Operations until July 12, 2013.

Throughout this section we refer to Messrs. Hurley, Stallings, Griffin, Speer and Paul as our “current NEOs.”

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

Compensation Methodology.  The compensation committee of the Board seeks to provide a total compensation package designed to drive performance and reward contributions in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies required by us.  Once every two years, our compensation committee examines the compensation practices of certain of our peer companies, which includes American Midstream Partners, LP, Crestwood Midstream Partners LP, Genesis Energy, LP, Holly Energy Partners, L.P., Niska Gas Storage Partners LLC, Oiltanking Partners, L.P., PAA Natural Gas Storage, L.P., Rose Rock Midstream, L.P., Tesoro Logistics LP and Transmontaigne Partners L.P. The compensation committee may review and, in certain cases, participate in, various relevant compensation surveys and consult with compensation consultants with respect to determining compensation for the NEOs.

 In 2012, the compensation committee of the Board engaged Frost HR Consulting (“Frost”) as its independent compensation consultant to advise the compensation committee regarding potential compensation programs and methodologies applicable to the named executive officers and other employees of our General Partner. In its consultation role, Frost was tasked with conducting an assessment of our peer group, benchmarking the compensation of our current NEOs against our peer group and advising the compensation committee with respect to pay practices of our peer group. Frost’s work for the compensation committee did not raise any conflicts of interest in 2012. The compensation committee of the Board did not engage a consultant in 2013.

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

Each of the NEOs other than Mr. Speer has entered into employment agreements with a subsidiary of our General Partner. The employment agreements for our NEOs provide for, or in the case of Mr. Hatley, provided for, an annual base salary of $425,000, $306,000, $214,000, $192,456, and $270,000 for Messrs. Hurley, Stallings, Griffin, Hatley, and Paul, respectively, and in 2013, Mr. Speer’s base salary was $214,000.  These base salary amounts were originally determined based upon the scope of each executive’s responsibilities that were commensurate with such executive’s position as well as the added responsibilities the executives have that were typical of executives in publicly traded partnerships, taking into account competitive market compensation paid by similar companies for comparable positions.  In addition, the base salary amounts payable to Messrs. Hurley, Speer and Hatley were determined, in part, by the base salary amount and other benefits each such individual received prior to joining our General Partner’s management team. In March 2013, our General Partner's compensation committee increased the base salaries of Messrs. Stallings, Speer, Hatley and Griffin to $306,000, $214,000, $192,456 and $214,000, respectively. In March 2014, our General Partner's compensation committee decided to increase the base salaries of Messrs. Hurley, Stallings, Speer, Paul and Griffin to $435,000, $312,000, $220,420, $278,100 and $217,210, respectively.

Discretionary Bonus Awards.  Our General Partner’s compensation committee may also award discretionary bonus awards to the NEOs. Our General Partner may use discretionary bonus awards for achieving financial and operational goals and for achieving individual performance objectives.

During March 2011, the compensation committee awarded discretionary bonuses of $125,000, $100,000, $50,000 and $75,000 to each of Messrs. Stallings, Speer, Hatley and Griffin, respectively, relating to our results of operations in 2010. Please see “—2010 Incentive Compensation” for a discussion of these discretionary bonuses.

During March 2012, the compensation committee awarded discretionary bonuses of $135,000, $110,000, $100,000 and $80,000 to each of Messrs. Stallings, Speer, Hatley and Griffin, respectively, relating to our results of operations in 2011.  Please see “-2011 Incentive Compensation” for a discussion of these discretionary bonuses.

During March 2013, the compensation committee awarded discretionary bonuses of $425,000, $140,000, $115,000, $75,000 and $84,000 to each of Messrs. Hurley, Stallings, Speer, Hatley and Griffin, respectively, relating to our results of operations in 2012.  Please see “-2012 Incentive Compensation” for a discussion of these discretionary bonuses.

During March 2014, the compensation committee awarded discretionary bonuses of $440,000, $160,000, $135,000, $135,000 and $100,111 to each of Messrs. Hurley, Stallings, Speer, Paul and Griffin, respectively, relating to our results of operations in 2013.  Please see “-2013 Incentive Compensation” for a discussion of these discretionary bonuses.

Long-Term Incentive Plan Awards.  Our General Partner has adopted the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates who perform services for us. Each of the NEOs is, or in the case of Mr. Hatley, was, eligible to participate in the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. For a more detailed description of our Long-Term Incentive Plan, please see “-Long-Term Incentive Plan.”

During March 2011, our General Partner's compensation committee made awards of phantom units to our NEO’s of 15,000 units, 15,000 units, 8,500 units and 10,000 units to Messrs. Stallings, Speer, Hatley and Griffin, respectively, relating to our results of operations in 2010.  The awards vested on January 1, 2014.  These phantom units contained distribution equivalent rights that entitled the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2010 Incentive Compensation” for a discussion of these awards.

During March 2012, the compensation committee made awards of phantom units to our NEO’s of 20,000 units, 20,000 units, 20,000 units and 12,000 units to Messrs. Stallings, Speer, Hatley and Griffin, respectively, relating to our results of operations in 2011.  The awards vest on January 1, 2015.  These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2011 Incentive Compensation” for a discussion of these awards.

During September 2012, in connection with his appointment as our Chief Executive Officer, the compensation committee made an award of 500,000 phantom units to Mr. Hurley. The award vests ratably in 20% increments on each of September 20, 2013, 2014, 2015, 2016 and 2017, respectively. These phantom units do not contain distribution equivalent rights.

During March 2013, the compensation committee made awards of phantom units to our NEOs of 16,770 units, 16,149 units, 9,466 units and 9,317 units to Messrs. Stallings, Speer, Hatley and Griffin, respectively, relating to our results of operations in 2012.  The awards vest on January 1, 2016. These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2012 Incentive Compensation” for a discussion of these awards.

Mr. Hatley’s employment with our General Partner was ended on July 12, 2013, and, accordingly, his phantom units vested at such time.

During March 2014, the compensation committee made awards of phantom units to our current NEOs of 17,089 units, 16,538 units, 17,089 units and 9,438 units to Messrs. Stallings, Speer, Paul and Griffin, respectively, relating to our results of operations in 2013.  The awards vest on January 1, 2017. These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2013 Incentive Compensation” for a discussion of these awards.

Other Benefits.     The employment agreements entered into by each of the NEOs other than Mr. Speer with our General Partner provide that such NEO is eligible to participate in any employee benefit plans maintained by our General Partner during the term of his employment with the General Partner. During 2011, 2012 and 2013, our General Partner maintained an employee health insurance plan and an Exec-U-Care plan under which our officers were reimbursed for certain co-pays and deductibles for medical expenses in addition to the Long-Term Incentive Plan described above. In addition, the employment agreements provide that each compensated NEO is entitled to reimbursement for out-of-pocket expenses incurred while performing his duties under the employment agreement. In addition, we currently provide car allowances to certain of our NEOs.

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

During March 2011, our General Partner’s chief executive officer proposed to the compensation committee that each NEO receive (i) a discretionary bonus award relating to our results of operations in 2010 as follows: $125,000, $100,000, $50,000 and $75,000 for Messrs. Stallings, Speer, Hatley and Griffin, respectively, and (ii) awards of phantom units relating to our results of operations for 2010 as follows: 15,000 units,15,000 units, 8,500 units and 10,000 units to Messrs. Stallings, Speer, Hatley and Griffin, respectively.  The compensation committee agreed with these recommendations and on March 11, 2011 made discretionary bonus awards and phantom unit grants in accordance with such recommendations.  The discretionary bonus awards were paid during March 2011.  The compensation committee considered the items of emphasis for our NEOs outlined in the prior paragraph as well as the performance of the individual compensated NEO in determining to make such awards.

  2011 Incentive Compensation.  Due to continued uncertainty in our business and uncertainty arising out of our ability to complete the transactions contemplated by a Global Transaction Agreement with Vitol and Charlesbank and conclude certain litigation, the compensation committee did not adopt a specific plan for 2011 or set targets for 2011 compensation.  Instead, the compensation committee and the Board set aside certain amounts in the 2011 budget that could be used for discretionary bonuses if the compensation committee determined to award such bonuses after a review of our partnership’s performance during 2011.  The compensation committee never formally adopted a specific target as it wanted to keep full discretion of whether to award any bonuses related to performance during 2011.

During March 2012, our General Partner’s then-current chief executive officer proposed to the compensation committee that each NEO receive (i) a discretionary bonus award relating to our results of operations in 2011 as follows: $135,000, $110,000, $100,000 and $80,000 for Messrs. Stallings, Speer, Hatley and Griffin, respectively, and (ii) awards of phantom units relating to our results of operations for 2011 as follows:  20,000 units, 20,000 units, 20,000 units and 12,000 units to Messrs. Stallings, Speer, Hatley and Griffin, respectively.  The compensation committee agreed with these recommendations and on March 7, 2012 made discretionary bonus awards and phantom unit grants in accordance with such recommendations.  The discretionary bonus awards were paid during March 2012.  The compensation committee considered the items of emphasis for our NEOs outlined in the prior paragraph as well as the performance of the individual compensated NEO in determining to make such awards.

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

During March 2013, our General Partner’s chief executive officer proposed to the compensation committee that each of our NEOs (other than Mr. Hurley) receive (i) a discretionary bonus award relating to our results of operations in 2012 as follows: $140,000, $115,000, $75,000 and $84,000 for Messrs. Stallings, Speer, Hatley and Griffin, respectively, and (ii) awards of phantom units relating to our results of operations for 2012 as follows:  16,770 units, 16,149 units, 9,466 units and 9,317 units to Messrs. Stallings, Speer, Hatley and Griffin, respectively.  The compensation committee agreed with these recommendations and on March 8, 2013 made discretionary bonus awards and phantom unit grants in accordance with such recommendations. The discretionary bonus awards were paid during March 2013.  The compensation committee considered the items of emphasis for our NEOs outlined in the prior paragraph as well as the performance of the individual NEO in determining to make such awards.

Please see “—Employment Agreement of Mr. Hurley” for a discussion of 2012 incentive compensation paid to Mr. Hurley.

2013 Incentive Compensation. For 2013, the Board approved a cash bonus plan whereby a bonus pool for all employees, including the NEOs, was established. The bonus pool equaled a percentage of a performance metric equal to cash flow generated prior to distributions, incentive compensation and reserves established by our General Partner (which was set at approximately $48 million for 2013). Between 50% and 75% of the bonus pool was to be funded based on the achievement of this performance metric (with up to an additional 15% being contributed based on achieving results in excess of this performance metric), with an additional 15% of the bonus pool based on the achievement of company wide goals and an additional 10% of the bonus pool based on the achievement of environmental, health and safety targets. Individual awards (which, as in prior years, were expected to be paid in a combination of cash bonuses and equity compensation) was to be determined by the compensation committee in its discretion based on individual performance, exceptional service to the Partnership, challenges and opportunities not reasonably foreseeable at the beginning of the year, internal equities and external competition or opportunities. In 2013 actual cash flow generated prior to distributions, incentive compensation and reserves established by our General Partner was $53 million, resulting in 90% of the bonus pool being contributed based on achieving this metric. In addition, company wide goals were achieved resulting in 15% of the bonus pool being contributed, and 5% of the bonus pool was contributed based on the partial achievement of environmental, health and safety targets.

During March 2014, our General Partner’s chief executive officer proposed to the compensation committee that each of our current NEOs (other than Mr. Hurley) receive (i) a discretionary bonus award relating to our results of operations in 2013 as follows: $160,000, $135,000, $135,000 and $100,111 for Messrs. Stallings, Speer, Paul and Griffin, respectively, and (ii) awards of phantom units relating to our results of operations for 2013 as follows:  17,089 units, 16,538 units, 17,089 units and 9,438 units to Messrs. Stallings, Speer, Paul and Griffin, respectively.  The compensation committee agreed with these recommendations and on March 10, 2014 made discretionary bonus awards and phantom unit grants in accordance with such recommendations and also awarded Mr. Hurley a discretionary bonus award of $440,000 relating to our results of operations in

2013. The discretionary bonus awards will be paid during March 2014.  The compensation committee considered the achievement of performance metrics outlined in the prior paragraph as well as the performance of the individual compensated NEO in determining to make such awards.

2014 Incentive Compensation. For 2014, the Board has considered a cash bonus plan whereby a bonus pool for all employees, including the NEOs, would be established. The Board has not yet established the plan or performance metrics by which the bonus pool would be determined.

Compensation Mix. Our General Partner’s compensation committee determines the mix of compensation, both among short and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the NEOs.

Role of Executive Officers in Executive Compensation.  Our General Partner’s compensation committee determines the compensation of the NEOs.  Our General Partner’s former chief executive officer, Mr. Dyer, previously assisted the compensation committee in reviewing its compensation methodology. Mr. Dyer also made recommendations to the compensation committee for the awards of phantom units and discretionary bonuses to be paid to our compensated NEOs relating to our results of operations in 2011. Our General Partner's chief executive officer, Mr. Hurley made recommendations to the compensation committee for the awards of phantom units and discretionary bonuses to be paid to our NEOs relating to our results of operations in 2012 and 2013. However, Mr. Hurley does not make any recommendations regarding his personal compensation. In addition, the employment agreement entered into by Mr. Stallings was originally approved by the management committee of SemCorp’s general partner pursuant to its limited liability company agreement.

Employment Agreements.  As indicated above, each of the NEOs except Mr. Speer has entered into an employment agreement with our General Partner.

Employment Agreement of Mr. Hurley. Pursuant to Mr. Hurley’s employment agreement, Mr. Hurley will be paid an initial annual base salary of $425,000. Mr. Hurley’s employment agreement has an initial five year term that will automatically be extended for one year periods unless either party gives 90 days advance notice. Mr. Hurley received a sign-on bonus of $100,000 that was paid in October 2012. Additionally, Mr. Hurley was entitled to a $425,000 bonus during his first year of employment. This bonus was paid in March 2013. Mr Hurley also received 500,000 non-participating phantom units in September 2012 under the General Partner’s Long-Term Incentive Plan, which vest ratably over five years pursuant to the Phantom Unit Agreement he entered into with the General Partner. The employment agreement also provides that Mr. Hurley is eligible to participate in any employee benefit plans maintained by the General Partner and is entitled to reimbursement for certain out-of-pocket expenses.  Mr.Hurley has agreed not to disclose any confidential information obtained by him while employed under his employment agreement and has agreed to a one year non-solicitation covenant.

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

For purposes of the employment agreement with Mr. Hurley:

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

In October 2012, Vitol and Charlesbank, the owners of Blueknight GP Holding, LLC (“HoldCo”), the owner of our General Partner, admitted Mr. Hurley as a member of HoldCo.  In connection with his admission as a member of HoldCo, Mr. Hurley was issued a non-voting economic interest in HoldCo (the “Profits Interest”).   Mr. Hurley’s Profits Interest in HoldCo vest in 20% increments on each of October 4, 2013, 2014, 2015, 2016 and 2017 and entitle Mr. Hurley, to the extent vested, to (i) 2% of the total amount of proceeds and/or distributions in excess of $100,000,000 received by HoldCo in connection with a transaction resulting in a change of control of us, and (ii) 2% of the portion of any interim quarterly distribution received by HoldCo in excess of $1,250,000.  As of December 31, 2013, 20% of the Profits Interest is vested.

Although the entire economic burden of the Profits Interest, which is equity classified, is borne solely by HoldCo and does not impact our cash or units outstanding, the intent of the Profits Interest is to provide a performance incentive and encourage retention of Mr. Hurley. Therefore, we recognize the grant date fair value of the Profits Interest as compensation expense over the service period. The expense is also reflected as a capital contribution and thus, results in a corresponding credit to Partners’ Capital in our Consolidated Financial Statements.  Less than $0.1 million and $0.1 million was recognized as expense in 2012 and 2013, respectively.

Employment Agreement of Messrs. Stallings and Griffin.  The employment agreement entered into by each of Messrs. Stallings and Griffin has a term of two years that will automatically be extended for one year periods unless either party gives 90 days advance notice.  These employment agreements provide for the initial annual base salaries described above. In addition, each of the NEOs is eligible for discretionary bonus awards and long-term incentives which may be made from time to time in the sole discretion of the Board.  The employment agreements also provide that Messrs. Stallings and Griffin are eligible to participate in any employee benefit plans maintained by our General Partner during the term of his employment with the General Partner and for up to 12 months thereafter and are entitled to reimbursement for certain out-of-pocket expenses.

Pursuant to the employment agreements, each of Messrs. Stallings and Griffin has agreed not to disclose any confidential information obtained by him while employed under the agreement. In addition, each employment agreement contains payment obligations that may be triggered by a termination after a Change of Control as defined therein.  See “- Potential Payments Upon Change of Control or Termination.”

Under the employment agreement entered into with Messrs. Stallings and Griffin, our General Partner may be required to pay certain amounts upon a change of control of us or our General Partner or upon the termination of the executive officer in certain circumstances. Except in the event of termination for Cause, termination by the NEO other than for Good Reason, or termination after the expiration of the term of the employment agreement, the employment agreements provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to twelve months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.

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

For purposes of the employment agreements with Messrs. Stallings and Griffin:

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

Employment Agreement of Mr. Paul. The employment agreement of Mr. Paul has a three year term commenced in June 2013. The employment agreement provides for the initial annual base salary described above. The employment agreement provides that Mr. Paul is eligible to participate in any employee benefit plans maintained by the General Partner and is entitled to reimbursement for certain out-of-pocket expenses.  Mr. Paul has agreed not to disclose any confidential information obtained by him while employed under his employment agreement and has agreed to a one year non-solicitation covenant.

Except in the event of termination for Cause (as defined below), termination by Mr. Paul other than for Good Reason (as defined below), termination after the expiration of the term of Mr. Paul’s employment agreement or termination due to death or disability, Mr. Paul’s employment agreement provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to the amount of Mr. Paul’s base salary that would have been payable for the lesser of (i) a 24-month period or (ii) the remainder of the term of his employment agreement, and Mr. Paul will also be entitled to continued participation in our General Partner’s welfare benefit programs for a period of eighteen months following termination. Based upon Mr. Paul’s current base salary, the maximum amount of the lump sum severance payment would be $540,000, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.

For purposes of the employment agreement with Mr. Paul:

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

Potential Payments Upon Change of Control or Termination.

Employment Agreements.  The employment agreements with Messrs. Hurley, Stallings and Griffin contain provisions that could result in the payment of amounts to such individuals upon a termination or change of control (as defined in such employment agreements).

As described above, under Messrs. Hurley, Stallings and Griffin’s employment agreements, the applicable NEO is entitled to certain payments if the employment agreement is terminated in certain circumstances as described above.  Upon such an event, Messrs. Hurley, Stallings and Griffin would be entitled to a lump sum payment of $425,000, $306,000 and $214,000, respectively, in addition to continued participation in our General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  In addition, as described above, under Messrs. Hurley, Stallings and Griffin’s employment agreements provided that, if such individual's employment is terminated within one year after a Change of Control (as defined in the applicable agreement and described above) occurs, he will be entitled to certain payments as described above.  Upon such an event, Messrs. Hurley, Stallings and Griffin would be entitled to a lump sum payment of $850,000, $612,000 and $428,000, respectively, in addition to continued participation in our General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.

LTIP Awards.  The restricted and phantom units granted under the Long-Term Incentive Plan will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our General Partner, subject to any contrary provisions in the award agreement.

Charlesbank Change of Control

As described above, the Charlesbank Change of Control resulted in a change of control under the employment agreements of Messrs. Stallings and Griffin.  Messrs. Stallings and Griffin were not entitled to these benefits as they were not terminated by our General Partner without Cause nor did they terminate their agreements for Good Reason during the one-year period following the Charlesbank Change in Control.

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

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the fiscal years ended 2013, 2012, and 2011.

Name and Position(1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)(4)(5)	Total ($)
Mark A. Hurley Chief Executive Officer	2013	425,000	440,000	—	—	—	34,153	899,153
	2012	117,692	100,000	2,810,000	—	—	5,084	3,032,776
	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Alex G. Stallings Chief Financial Officer and Secretary	2013	304,503	160,000	146,738	—	—	69,102	680,343
	2012	300,000	140,000	135,200	—	—	56,545	631,745
	2011	300,000	135,000	123,750	—	—	45,222	603,972
James R. Griffin Chief Accounting Officer	2013	213,000	100,111	81,524	—	—	35,304	429,939
	2012	210,000	84,000	81,120	—	—	29,356	404,476
	2011	210,000	80,000	82,500	—	—	22,186	394,686
Jeffery A. Speer Chief Operating Officer	2013	213,000	135,000	141,304	—	—	54,020	543,324
	2012	210,000	115,000	135,200	—	—	45,524	505,724
	2011	208,000	110,000	123,750	—	—	30,373	472,123
Chris A. Paul Chief Legal Officer	2013	146,250	135,000	—	—	—	19,336	300,586
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Larry E. Hatley Vice President - Transportation, Marketing and Operations	2013	112,756	—	82,828	—	—	98,362	293,946
	2012	190,000	75,000	135,200	—	—	57,193	457,393
	2011	185,000	100,000	70,125	—	—	46,471	401,596
_______________

(1)
Mr. Hurley was appointed as our General Partner’s Chief Executive Officer in September 2012.  Mr. Stallings has served as our General Partner’s Chief Financial Officer and Secretary since March 2009.  Mr. Griffin has served as our General Partner's Chief Accounting Officer since March 2009. Mr. Speer served as the Vice President of Operations for one of our subsidiaries prior to February 2010 and has served as our General Partner’s Senior Vice President - Operations since February 2010 and Chief Operating Officer since July 2013. Mr. Paul has served as our General Partner's General Counsel since June 2013 and was appointed as our General Partner's Chief Legal Officer in October 2013. Mr. Hatley served as our Vice President - Transportation and Marketing Operations from March 2010 to August 2013.

(2)
Messrs. Speer's and Hatley’s annual base salary was increased to $210,000 and $190,000, respectively in 2012. In March 2013, Messrs. Stallings's, Speer's, Hatley's and Griffin's annual base salary was increased to $306,000, $214,000, $192,456 and $214,000, respectively.

(3)
Dollar amounts represent the grant date fair value of awards granted in each year with respect to phantom unit grants under the Long-Term Incentive Plan. See Note 13 to our Consolidated Financial Statements for assumptions used in calculating these amounts.

(4)
We provide distribution equivalent rights (“DERs”) under the Long-Term Incentive Plan, auto allowances, reimbursement of certain deductibles and co-payments for medical expenses and discretionary matching and profit sharing contributions to our 401(k) plan to our NEOs. In 2013, payments of $22,662, $13,804, $22,439 and $12,294 related to the DERs were made to Messrs. Stallings, Griffin, Speer and Hatley, respectively. In 2013, auto allowances of $10,800 were paid to Messrs. Hurley, Stallings and Speer, respectively. In 2013, matching and profit sharing contributions to our 401(k) plan of $21,030, $24,850, $20,918, $18,843 and $11,058 were made for Messrs. Hurley, Stallings, Griffin, Speer and Hatley, respectively.

(5)
Mr. Hatley's employment with our General Partner was ended effective July 12, 2013. Accordingly, Mr. Hatley received a lump sum payment of $48,000, which was equal to three months of his base salary. This is included in other compensation in 2013.

Pension Benefits

We do not have a pension plan in which our named executive officers are eligible to participate.

Non-Qualified Deferred Compensation

We do not have a non-qualified deferred compensation plan.

Grants of Plan-Based Awards Table for Fiscal 2013

The following tables provide information concerning each grant of an award made to a NEO during 2013, including, but not limited to, awards made under our General Partner’s Long-Term Incentive Plan.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Units (#)(1)(2)	All Other Unit Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit and Option Awards ($)
Alex G. Stallings	March 8, 2013	—	—	—	—	—	—	16,770	—	—	146,738
James R. Griffin	March 8, 2013	—	—	—	—	—	—	9,317	—	—	81,524
Jeffrey A. Speer	March 8, 2013	—	—	—	—	—	—	16,149	—	—	141,304
Larry E. Hatley	March 8, 2013	—	—	—	—	—	—	9,466	—	—	82,828
____________________

(1)	This amount represents grants of phantom units under our General Partner’s Long-Term Incentive Plan. See Note 13 to our Consolidated Financial Statements.

(2)	No awards were granted to Messrs. Hurley or Paul in 2013.

Outstanding Equity Awards at Fiscal Year-End 2013

The following tables provide information concerning all outstanding equity awards made to a NEO as of December 31, 2013, including, but not limited to, awards made under our General Partner’s Long-Term Incentive Plan.

	Option Awards					Stock Awards
Name (7)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
Mark A. Hurley	—	—	—	—	—	—	—	400,000	(1)	3,144,933	(2)
Alex G. Stallings	—	—	—	—	—	—	—	15,000	(3)	127,650	(4)
	—	—	—	—	—	—	—	20,000	(5)	170,200	(4)
								16,770	(6)	142,713	(4)
James R. Griffin	—	—	—	—	—	—	—	10,000	(2)	85,100	(4)
	—	—	—	—	—	—	—	12,000	(5)	102,120	(4)
								9,317	(6)	79,288	(4)
Jeffery A. Speer	—	—	—	—	—	—	—	15,000	(2)	127,650	(4)
	—	—	—	—	—	—	—	20,000	(5)	170,200	(4)
								16,149	(6)	137,428	(4)
____________________

(1)
Represents phantom units granted in 2012 under our General Partner’s Long-Term Incentive Plan. These phantom units will vest ratably over five years, with 20% vesting on each anniversary of the September 20, 2012 grant date. These phantom units do not contain distribution equivalent rights.

(2)
Market value of awards reported in this column is calculated as the product of the closing market price ($8.51) of the Partnership’s common units at December 31, 2013, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award, and the number of phantom units outstanding at December 31, 2013.

(3)
Represents phantom units granted in 2011 under our General Partner's Long-Term Incentive Plan. These phantom units vested on January 1, 2014. All of the distribution equivalent rights associated with these phantom units are currently payable.

(4)
Market value of awards reported in this column is calculated as the product of the closing market price ($8.51) of the Partnership’s common units at December 31, 2013 and the number of phantom units outstanding at December 31, 2013.

(5)
Represents phantom units granted in 2012 under our General Partner’s Long-Term Incentive Plan. These phantom units will vest on January 1, 2015. All of the distribution equivalent rights associated with these phantom units are currently payable.

(6)
Represents phantom units granted in 2013 under our General Partner’s Long-Term Incentive Plan. These phantom units will vest on January 1, 2016. All of the distribution equivalent rights associated with these phantom units are currently payable.

(7)	No awards were outstanding as of December 31, 2013 for Messrs. Paul or Hatley.

Option Exercises and Stock Vested Table for Fiscal 2013

The following table provides information regarding each vesting of phantom units held by our named executive officers in 2013.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Larry E. Hatley	37,966	317,965	(2)
Mark A. Hurley	100,000	811,500	(3)
____________________

(1)	No awards vested in 2013 for Messrs. Stallings, Griffin, Speer or Paul.

(2)	This value is based on the average of the high and low trading prices of our common unit on August 15, 2013, the date of issuance of such common units.

(3)	This value is based on the average of the high and low trading prices on October 10, 2013, the date of issuance of such common units.

Director Compensation for Fiscal 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Duke R. Ligon	147,000	21,550	—	—	—	—	168,550
Miguel A. (“Mike”) Loya(1)	—	—	—	—	—	—	—
Steven M. Bradshaw	137,000	21,550	—	—	—	—	158,550
John A. Shapiro	137,000	21,550	—	—	—	—	158,550
Michael R. Eisenson(2)	—	—	—	—	—	—	—
Jon M. Biotti(2)	—	—	—	—	—	—	—
Francis Brenner(1)	—	—	—	—	—	—	—
____________________

(1)	Affiliated with Vitol.

(2)	Affiliated with Charlesbank.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2013, the compensation committee of our General Partner was comprised of Messrs. Ligon, Bradshaw and Shapiro (Chairman).  No member of the compensation committee was an officer or employee of our General Partner.

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
Steven M. Bradshaw
Duke R. Ligon

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of March 10, 2014 held by:

•	each person or group of persons who beneficially own 5% or more of the then outstanding common units;

•	all of the directors of our General Partner;

•	each named executive officer of our General Partner; and

•	all current directors and named executive officers of our General Partner as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Percentage of total common and Preferred Units beneficially owned is based on 22,925,092 common units and 30,158,619 Preferred Units outstanding as of March 10, 2014.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Percentage of Total Common and Preferred Units Beneficially Owned
Blueknight Energy Holding, Inc.(2)	—	—	9,156,484	30.4%	17.2%
CB-Blueknight, LLC(3)	—	—	9,156,484	30.4%	17.2%
Mark A. Hurley(6)	63,550	*	—	—	*
Alex G. Stallings(4)(6)	78,054	*	20,000	*	*
James R. Griffin(6)	36,573	*	—	—	*
Jeffery A. Speer(6)	9,489	—	—	—	—
Chris A. Paul	—	—	—	—	—
Duke R. Ligon(5)	20,499	*	4,455	*	*
Steven M. Bradshaw(5)	10,999	*	3,565	*	*
John A. Shapiro(5)	9,999	*	2,975	*	*
Miguel A. (“Mike”) Loya(2)(7)	—	—	—	—	—
Michael R. Eisenson(3)(8)	—	—	—	—	—
Jon M. Biotti(3)(8)	—	—	—	—	—
Francis Brenner(7)	—	—	—	—	—
MSD Capital, L.P.(9)	3,576,944	15.6%	1,935,842	6.4%	10.4%
Swank Capital, L.L.C.(10)	4,371,878	19.1%	3,028,384	10.0%	13.9%
Neuberger Berman Group LLC(11)	3,647,962	15.9%	—	—	6.9%
DG Capital Management, Inc.(12)	1,335,810	5.8%	370,715	1.2%	3.2%
Solus Alternative Asset Management LP(13)	—	—	932,692	3.1%	1.8%
All current executive officers and directors as a group (12 persons)	229,163	1.0%	30,995	0.1%	0.5%
_______________

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is Two Warren Place, 6120 South Yale Avenue, Suite 500, Tulsa, Oklahoma 74136.

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

(10)
Based on a Schedule 13G/A filed on February 14, 2014 with the SEC by Cushing MLP Asset Management, L.P. The filing was made jointly with Cushing MLP Asset Management, LP and Jerry V. Swank, and reported that they have shared voting power with respect to the 4,371,878 common units and 3,028,384 preferred units and that their address is 8117 Preston Road, Suite 440, Dallas, Texas, 75225.

(11)
Based on a Schedule 13G/A, filed February 13, 2014 by Neuberger Berman Group LLC with the SEC. The filing is made jointly with Neuberger Berman LLC. The filers report that they have shared voting power with respect to 3,492,652 common units and shared dispositive power with respect to 3,647,962 common units.  Their address as reported in such Schedule 13G/A is 605 Third Avenue, New York, New York 10158.

(12)
Based on a Schedule 13G/A, filed February 12, 2014 by DG Capital Management, LLC with the SEC. This filing is made jointly with Dov Gertzulin. The filers report that they each have shared voting power with respect to 1,335,810 common units and 370,715 preferred units. Their address as reported on such Schedule 13G is 460 Park Avenue, 13th Floor, New York, NY 10022.

(13)
Based on a Schedule 13D, filed February 14, 2013 by Solus Alternative Asset Management LP with the SEC.  The filing is made jointly with Solus GP LLC and Christopher Pucillo. The filers report that they each have shared voting power with respect to the 932,692 preferred units and that their address is 410 Park Avenue, 11th Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information(1)
	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,058,162	$—	729,490
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	1,058,162	$—	729,490
________________

(1)
Our General Partner has adopted and maintains the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates who perform services for us.  All outstanding awards under the Long-Term Incentive Plan on the dates of the Vitol Change of Control and the Charlesbank Change of Control vested due to such changes of control.  In March 2011, our General Partner granted an aggregate of 299,900 phantom units to our executive officers and other employees under the long-term incentive plan, including grants to Messrs. Stallings, Griffin, Speer and Hatley, in the amount of 15,000, 10,000, 15,000 and 8,500, respectively.  These units vested on January 1, 2014. In March 2012, our General Partner granted an aggregate of 353,300 phantom units to our executive officers and other employees under the long-term incentive plan, including grants to Messrs. Stallings, Griffin, Speer and Hatley in the amounts of 20,000, 12,000, 20,000 and 20,000, respectively. In March 2013, our General Partner granted an aggregate of 251,106 phantom units to our executive officers and other employees under the long-term incentive plan, including grants to Messrs. Stallings, Griffin, Speer and Hatley in the amounts of 16,770, 9,317, 16,149 and 9,466, respectively. Each of Messrs. Bradshaw, Ligon and Shapiro were awarded restricted unit grants of 2,500 units in connection with their anniversaries as a member of the Board in 2011, 2012 and 2013.   1,666 and 2,500 units vested on each anniversary in 2012 and 2013, respectively.  Mr. Hurley was granted 500,000 phantom units upon his appointment of Chief Executive Officer in September 2012. 100,000 of these units vested on the first anniversary of his employment in 2013. Excluding phantom unit grants, the responses are as follows: (a) 15,003, (b) $0 and (c) 1,772,649. No value is shown in column (b) of the table because the phantom units and restricted units do not have an exercise price.  For more information about the Long-Term Incentive Plan, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Long-Term Incentive Plan.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Distributions and Payments to Our General Partner and Its Affiliates

Our General Partner is owned by Vitol and Charlesbank, which each own 9,156,484 of the 30,159,958 outstanding Preferred Units, representing an aggregate 34.5% limited partner interest in us as of March 10, 2014.  In addition, our General Partner owns a 2.1% general partner interest in us and the incentive distribution rights.  For a description of the distributions and payments our General Partner is entitled to receive, see “Item 5-Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities-General Partner Interest and Incentive Distribution Rights.”

Agreements with Vitol and Charlesbank

Global Transaction Agreement and Related Transactions

On October 25, 2010, we entered into the Global Transaction Agreement with Vitol and Charlesbank.Following is a timeline of events related to the Global Transaction Agreement:

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

•
January 24, 2012 - We announced the resumption of distributions on our common units. For the quarter ended December 31, 2011, the Partnership paid distributions of $0.11 per common unit and $0.17 per preferred unit to its common and preferred unitholders of record as of the close of business on February 3, 2012. The distributions were paid on February 14, 2012.  We continued to make quarterly distributions throughout 2012 and 2013.

Agreements with Vitol

Vitol Omnibus Agreement

On February 15, 2010, we entered into an Omnibus Agreement (the “Vitol Omnibus Agreement”) with Vitol.  Pursuant to the Vitol Omnibus Agreement, we agreed to provide certain of our employees, consultants and agents (the “Designated Persons”) to Vitol for use by Vitol’s crude oil marketing division.  In return, Vitol agreed to reimburse us in an amount equal to (i) the wages, salaries, bonuses, make whole payments, payroll taxes and the cost of all employee benefits of each Designated Person, in each case as adjusted to properly reflect the time spent by such Designated Person in the performance services for Vitol, (ii) all direct expenses, including, without limitation, any travel and entertainment expenses, incurred by each Designated Person in connection with such Designated Person’s provision of services for Vitol, (iii) a monthly charge of $1,500 per Designated Person for each Designated Person that performs services for Vitol during any portion of such month, plus (iv) the sum of subsections (i) through (iii) above multiplied by 0.10.  In addition, the Vitol Omnibus Agreement provides that if during any month any Designated Person has spent more than 80% of his time performing services for Vitol, then Vitol will have the right for the succeeding three months to request that such individual be transitioned directly to the employment of Vitol.  During the twelve months ended December 31, 2012 we received payments of $0.2 million pursuant to the Vitol Omnibus Agreement.  The Vitol Omnibus Agreement was reviewed and approved by the Board’s conflicts committee in accordance with our procedures for approval of related party transactions and the provisions of the Partnership’s partnership agreement. The Partnership and Vitol terminated the Vitol Omnibus Agreement on March 27, 2012.

Vitol Storage Agreements

In connection with our acquisition of certain of our crude oil storage assets from SemCorp in May 2008, we were assigned from SemCorp a storage agreement with Vitol under which we provided crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended in 2010 to extend the term of the agreement until June 1, 2011 and again in 2011 to extend the term of the agreement to June 1, 2012.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board or the Board’s conflicts committee in accordance with our procedures for approval of related party transactions.  Vitol became a related party when it acquired our General Partner in November 2009 (the “Vitol Change of Control”).  Since the amendments occurred subsequent to the Vitol Change of Control, they were reviewed and approved by the Board’s conflicts committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.  We earned revenues under this agreement of approximately $13.2 million and $5.5 million during the twelve months ended December 31, 2011 and 2012 respectively. The 2008 Vitol Storage Agreement expired according to its terms on June 1, 2012. We believe that the rates we charged Vitol under the 2008 Vitol Storage Agreement were fair and reasonable to us and our unitholders and were comparable with the rates we charged third parties.

In March 2010, we entered into a second crude oil storage services agreement with Vitol under which we began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of the 2010 Vitol Storage Agreement is five years commencing on May 1, 2010, subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  In March 2013, the 2010 Vitol Storage Agreement was amended to adjust the rates we charge Vitol for services provided under the agreement. The 2010 Vitol Storage Agreement, including the amendment thereto, was reviewed and approved by the Board’s conflicts committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.  We generated revenues under this agreement of approximately $12.3 million, $11.5 million and $9.0 million during the twelve months ended December 31, 2011, 2012 and 2013, respectively. We believe that the rates we charge Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties.

We entered into two additional crude oil storage services agreements with Vitol, the “2012 Vitol 12-month Storage Agreement” and the “2012 Vitol 6-month Storage Agreement,” which became effective June 1, 2012, when the 2008 Vitol Storage Agreement expired according to its terms. We believe that the rates we charge Vitol under both of these agreements are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. The Board’s conflicts committee reviewed and approved each of these agreements, including the amendments discussed below, in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

Service revenues under the 2012 Vitol 12-month Storage Agreement are based on the 1.0 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the Vitol 12-month Storage Agreement is from June 1, 2012 through May 31, 2013. In March 2013, this agreement was amended to extend the term through March 31, 2014 and to adjust the rates we charge Vitol for services provided under the agreement. We generated revenues under this agreement of approximately $3.2 million and $4.3 million for the twelve months ended December 31, 2012 and 2013, respectively.

Service revenues under the 2012 Vitol 6-month Storage Agreement are based on the 0.5 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the 2012 Vitol 6-month Storage Agreement was from June 1, 2012 through November 30, 2012. Upon expiration of the initial term of this agreement, it became subject to a rolling 90 day cancellation notice. In March 2013, this agreement was amended to extend the term through October 31, 2013 and to adjust the rates we charge Vitol for services provided under the agreement. In October 2013, the 2012 Vitol 6-month Storage Agreement was amended again to extend the term through March 31, 2014 and to adjust the rates the Partnership charges Vitol for services provided under the agreement effective as of November 1, 2013. We generated revenues under this agreement of approximately $1.6 million and $2.1 million for the twelve months ended December 31, 2012 and 2013, respectively.

During the third quarter of 2012, we entered into another 6-month storage agreement (the “Vitol September 2012 Storage Agreement”) with Vitol effective September 1, 2012. We believe that the rates we charge Vitol under this agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charges third parties. The Board’s conflicts committee reviewed and approved this agreement, including the amendment discussed below, in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement. Service revenues under the Vitol September 2012 Storage Agreement are based on the 0.5 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the Vitol September 2012 Storage Agreement was from September 1, 2012 to February 28, 2013. In March 2013, the Vitol September 2012 Storage Agreement was amended to extend the term through October 31, 2013 and to adjust the rates we charge Vitol for services provided under the agreement. In October 2013, the Vitol September 2012 Storage Agreement was amended again to extend the term through March 31, 2014 and to adjust the rates the Partnership charges Vitol for services provided under the agreement effective as of November 1, 2013. We generated revenues under this agreement of approximately $0.9 million and $2.1 million for the twelve months ended December 31, 2012 and 2013, respectively.

We are currently negotiating with Vitol on the potential renewal of the contracts expiring in March 2014, however, there is no certainty that contracts will be renewed, or, if renewed, will be at the same or similar rates with the expiring contracts.

Vitol Master Lease Agreement

In July 2010, we entered into a Master Agreement (the “Master Agreement”) relating to the lease of certain vehicles by the Partnership from Vitol.  Pursuant to the Master Agreement, we leased certain vehicles, including light duty trucks, tractors, tank trailers and bobtail tank trucks, from Vitol for periods ranging from 36 months to 84 months depending on the type of vehicle.  We had the opportunity to purchase each vehicle at the end of the lease at the estimated residual value of such vehicle.  Leases under the Master Agreement were accounted for as operating leases.  During the twelve months ended December 31, 2011, we recorded expenses under this agreement of approximately $0.4 million.  The Master Agreement was approved by the Board’s conflicts committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.  In September 2011, we entered into a new master lease agreement with an unrelated third party and terminated the Master Agreement with Vitol.

Vitol Throughput Capacity Agreement

In August 2010, we entered into a Throughput Capacity Agreement (the “ENPS Throughput Agreement”) with Vitol.  Pursuant to the ENPS Throughput Agreement, Vitol purchased 100% of the throughput capacity on our Eagle North Pipeline System (“ENPS”).  We put ENPS in service in December 2010.  Vitol paid us a prepaid fee equal to $5.5 million and paid additional usage fees for every barrel delivered by or on behalf of Vitol on the system.  In addition, if the payments made by Vitol in any contract year under the ENPS Throughput Agreement were in the aggregate less than $2.4 million, then Vitol paid us a deficiency payment equal to $2.4 million minus the aggregate amount of all payments made by Vitol during such contract year.  In March 2012, we received a deficiency payment of $0.3 million from Vitol in relation to the 2011 contract year. The ENPS Throughput Agreement had a term that extended for four years after ENPS was completed and could be extended by mutual agreement of the parties for additional one-year terms.  If the capacity on ENPS was unavailable for use by Vitol for more than 60 days, whether consecutive or nonconsecutive, during the term of the ENPS Throughput Agreement, then Vitol had the right to terminate the ENPS Throughput Agreement within six months after such lack of capacity.  We previously contracted to provide throughput services on ENPS to a third party and Vitol’s rights to the capacity of ENPS were subordinate to the rights of such third party.  In addition, for so long as a default by Vitol relating to payments under the ENPS Throughput Agreement had not occurred, we would remit to Vitol any and all tariffs and deficiency payments received by us from such third party pursuant to its agreement with us.  The ENPS Throughput Agreement was approved by the Board’s conflicts committee in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

During the twelve months ended December 31, 2011, 2012, and 2013 we incurred interest expense under this agreement of approximately $0.7 million, $0.5 million and $0.1 million respectively.  The agreement had an effective annual interest rate of 14.1%. In April 2013, we repurchased 100% of the throughput capacity on ENPS from Vitol for $2.5 million, and the ENPS Throughput Agreement was terminated.

Vitol Operating and Maintenance Agreement

In August 2011, we entered into an operating and maintenance agreement (the “Vitol O&M Agreement”) with Vitol relating to the operation and maintenance of Vitol’s crude oil terminal located in Midland, Texas (the “Midland Terminal”). Pursuant to the Vitol O&M Agreement, we provide certain operating and maintenance services with respect to the Midland Terminal. The term of the Vitol O&M Agreement commenced on September 1, 2012 and shall continue for five years. During the twelve months ended December 31, 2012 and 2013, we generated revenues of $0.2 million and $0.8 million, respectively, under the Vitol O&M Agreement. We believe that the rates we charge Vitol under this agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. The Board’s conflicts committee reviewed and approved this agreement in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

Vitol Shared Services Agreement

In August 2012, we entered into a shared services agreement (the “Vitol Shared Services Agreement”) with Vitol pursuant to which we provide Vitol certain strategic assessment, economic evaluation and project design services. The term of the Vitol Shared Services Agreement commenced on August 1, 2012 and shall continue for one year. In August 2013, the term of the Vitol Shared Services Agreement was automatically renewed for one year. The Vitol Shared Services Agreement renews annually unless terminated by either party as provided in the agreement. During the twelve months ended December 31, 2012 and 2013, the Partnership generated revenues of $0.3 million and $0.6 million, respectively, under the Vitol Shared Services Agreement. We believe that the rates we charge Vitol under this agreement are fair and reasonable to us and our unitholders. The Board’s conflicts committee reviewed and approved this agreement in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

Vitol’s Commitment under Our Prior Credit Agreement

Vitol was a lender under our prior credit agreement and had committed to loan us $15.0 million pursuant to such agreement.  During the twelve months ended December 31, 2011, 2012 and 2013, Vitol received its pro rata portion of the interest payments in connection with being a lender under the credit agreement and received approximately $0.7 million, $0.7 million, and $0.3 million, respectively, in connection therewith. Vitol is not a lender under the Partnership’s amended and restated credit agreement.

Agreements with Advantage

Advantage Pipeline Operating and Administrative Services Agreement

In January 2013, we entered into an operating and administrative services agreement with Advantage Pipeline (the “Advantage O&A Services Agreement”) pursuant to which we operate Advantage Pipeline’s Pecos River Pipeline in west Texas. Under the Advantage O&A Services Agreement, the Partnership we also provide certain administrative services to Advantage Pipeline. The initial term of the Advantage O&A Services Agreement commenced on January 31, 2013 and shall continue for ten years, with the Partnership and Advantage Pipeline each having an option to extend the term for an additional five years. During the twelve months ended December 31, 2013, the Partnership earned revenues of $0.3 million under this agreement.

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

Item 14.    Principal Accountant Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we have paid PricewaterhouseCoopers LLP for independent auditing, tax and related services for each of the last two fiscal years:

	Year ended December 31,
	2012	2013
Audit fees(1)	$610,550	$580,682
Audit-related fees(2)	—	—
Tax fees(3)	222,189	220,597
All other fees(4)	250	—
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

PART IV. FINANCIAL INFORMATION

Item 15.    Exhibits, Financial Statement Schedules.

(a)    Financial Statements and Schedules

(1)	See the Index to Financial Statements on page F-1.

(2)	All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto

(3)	Exhibits
INDEX TO EXHIBITSINDEX TO EXHIBITS

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

10.3#
Crude Oil Storage Services Agreement, effective as of May 1, 2010, by and between BKEP Crude, LLC and Vitol Inc. (filed as Exhibit 10.54 to the Partnership’s Annual Report on Form 10-K, filed on March 30, 2010, and incorporated herein by reference).

10.4*#	First Amendment to Crude Oil Storage Services Agreement, dated to be effective as of March 1, 2013, by and between BKEP Crude, LLC and Vitol Inc.

10.5†
Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (as amended and restated effective June 9, 2011) (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed September 14, 2011, and incorporated herein by reference).

10.6†	Form of Employment Agreement (filed as Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.7†	Form of Employment Agreement (filed as Exhibit 10.14 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.8†	Form of Employment Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).
10.9†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.10†	Form of Phantom Unit Agreement (filed as Exhibit 10.15 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.11†	Form of Phantom Unit Agreement (filed as Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K, filed on March 16, 2011, and incorporated herein by reference).
10.12†	Form of Retention Agreement (filed as Exhibit 10.16 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.13†	Form of Director Restricted Common Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.14†	Form of Director Restricted Subordinated Unit Agreement (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.15†
Employment Agreement, dated October 4, 2012, between Mark Hurley and BKEP Management, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K/A, filed October 4, 2012 and incorporated herein by reference).

10.16†
Employee Phantom Unit Agreement, dated October 4, 2012, between Mark Hurley and Blueknight Energy Partners G.P., L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K/A, filed October 4, 2012 and incorporated herein by reference).

10.17
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

10.20#
Crude Oil Storage Services Agreement, dated to be effective as of June 1, 2012, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed May 9, 2012, and incorporated herein by reference).

10.21#
First Amendment to Crude Oil Storage Services Agreement, dated to be effective as of March 1, 2013, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.38 to the Partnership’s Annual Report on Form 10-K, filed on March 14, 2013, and incorporated herein by reference).

10.22#
Second Amendment to Crude Oil Storage Services Agreement, effective November 1, 2013, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on October 18, 2013, and incorporated herein by reference).

10.23#
Crude Oil Storage Services Agreement, dated to be effective as of June 1, 2012, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed May 9, 2012, and incorporated herein by reference).

10.24#
First Amendment to Crude Oil Storage Services Agreement, dated to be effective as of March 1, 2013, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.40 to the Partnership’s Annual Report on Form 10-K, filed on March 14, 2013, and incorporated herein by reference).

10.25#
Second Amendment to Crude Oil Storage Services Agreement, effective November 1, 2013, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on October 18, 2013, and incorporated herein by reference).

10.26#
Crude Oil Storage Services Agreement, dated to be effective as of September 1, 2012, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and filed August 7, 2012, and incorporated herein by reference).

10.27#
First Amendment to Crude Oil Storage Services Agreement, dated to be effective as of March 1, 2013, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.42 to the Partnership’s Annual Report on Form 10-K, filed on March 14, 2013, and incorporated herein by reference).

10.28
Credit Agreement, dated as of June 28, 2013 by and among the Partnership, Wells Fargo Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 1, 2013, and incorporated herein by reference).

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

101**
The following financial information from Blueknight Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Consolidated Balance Sheets as of December 31, 2012 and 2013; (iii) Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013; (iv)Consolidated Statement of Changes in Partners’ Capital for the years ended December 31, 2011, 2012 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2012 and 2013; and (vi) Notes to Consolidated Financial Statements.

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

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners G.P., L.L.C.
Its General Partner

March 12, 2014	By:	/s/ Alex G Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2014.

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

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Blueknight Energy Partners GP, L.L.C. and Unitholders of Blueknight Energy Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Blueknight Energy Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A in the Partnership’s Form 10-K for the year ended December 31, 2013. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Tulsa, Oklahoma
March 12, 2014

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS (in thousands, except per unit data)

	As of December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,177	$3,182
Accounts receivable, net of allowance for doubtful accounts of $469 and $69 at December 31, 2012 and 2013, respectively	9,948	12,244
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	3,522	3,149
Prepaid insurance	1,237	1,694
Assets held for sale, net of accumulated depreciation and impairments of $450 and $166 at December 31, 2012 and 2013, respectively	281	338
Other current assets	1,822	4,321
Total current assets	19,987	24,928
Property, plant and equipment, net of accumulated depreciation of $153,216 and $171,056 at December 31, 2012 and 2013, respectively	267,741	297,400
Investment in unconsolidated affiliate	—	19,498
Goodwill	7,216	7,216
Debt issuance costs, net	3,225	3,580
Intangibles and other assets, net	1,656	2,126
Total assets	$299,825	$354,748
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$10,052	$6,537
Accrued interest payable	164	482
Accrued interest payable to related parties	304	—
Accrued property taxes payable	1,938	1,810
Unearned revenue	4,068	2,326
Unearned revenue with related parties	316	90
Accrued payroll	6,409	7,379
Other current liabilities	4,032	4,959
Current portion of long-term payable to related parties	1,881	—
Total current liabilities	29,164	23,583
Long-term payable to related parties	800	153
Other long-term liabilities	206	2,554
Long-term debt (including $15.0 million with related parties at December 31, 2012)	211,000	273,000
Commitments and contingencies (Note 16)
Partners’ capital:
Series A Preferred Units (30,158,619 units issued and outstanding for both dates)	204,599	204,599
Common unitholders (22,675,135 and 22,786,101 units issued and outstanding at December 31, 2012 and December 31, 2013, respectively)	464,433	461,149
General partner interest (2.1% with 1,127,755 general partner units outstanding for both dates)	(610,377)	(610,290)
Total Partners’ capital	58,655	55,458
Total liabilities and Partners’ capital	$299,825	$354,748

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Year ended December 31,
	2011	2012	2013
Service revenue:
Third party revenue	$129,104	$130,696	$142,916
Related party revenue	44,089	48,153	51,755
Total revenue	173,193	178,849	194,671
Expenses:
Operating	114,731	122,746	133,610
General and administrative	17,311	19,795	17,482
Total expenses	132,042	142,541	151,092
Asset impairment expense	(867)	(1,942)	(524)
Gain on sale of assets	3,008	7,271	1,073
Operating income	43,292	41,637	44,128
Other income (expense):
Equity loss in unconsolidated affiliate	—	—	(502)
Interest expense (net of capitalized interest of $21, $150 and $1,048, respectively)	(32,898)	(11,705)	(11,615)
Change in fair value of embedded derivative within convertible debt	20,224	—	—
Change in fair value of rights offering liability	1,883	—	—
Income from continuing operations before income taxes	32,501	29,932	32,011
Provision for income taxes	287	318	593
Income from continuing operations	$32,214	$29,614	$31,418
Discontinued Operations:
Income (loss) from discontinued operations (including asset impairment expense of $6,353 for the year ended December 31, 2013) (See Note 5)	1,261	1,951	(3,383)
Net Income	33,475	31,565	28,035
Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$912	$774	$647
Preferred interest in net income	$16,446	$21,564	$21,564
Accretion of discount on increasing rate Preferred Units	$2,243	$—	$—
Beneficial conversion feature attributable to Preferred Units	$43,259	$1,853	$—
Beneficial conversion feature attributable to repurchased Preferred Units	$(6,892)	$—	$—
Gain on extinguishment attributable to redemption of convertible debt, recorded as a capital transaction	$(2,375)	$—	$—
Income available to limited partners	$(20,118)	$7,374	$5,824

Basic and diluted income (loss) from continuing operations per common unit	$(0.65)	$0.24	$0.39
Basic and diluted income (loss) from discontinued operations per common unit	$0.04	$0.08	$(0.14)
Basic and diluted net income (loss) per common unit	$(0.61)	$0.32	$0.25

Basic and diluted loss from continuing operations per subordinated unit	$(0.55)	$—	$—
Basic and diluted income (loss) from discontinued operations per subordinated unit	$0.03	$—	$—
Basic and diluted net loss per subordinated unit	$(0.52)	$—	$—

Weighted average common units outstanding - basic and diluted	22,059	22,666	22,706

Weighted average subordinated units outstanding - basic and diluted	8,817	—	—
The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Subordinated Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
Balance, December 31, 2010	$478,575	(286,264)	$91,376	$(321,430)	$(37,743)
Net Income	15,721	5,674	11,375	705	33,475
Equity-based incentive compensation	409	124	—	11	544
Amortization of beneficial conversion feature of Preferred Units	(31,895)	(11,364)	43,259	—	—
Accretion of discount on Preferred Units	(2,243)	—	2,243	—	—
Distributions	—	—	(11,375)	(240)	(11,615)
Debt conversion option classified as equity	7,326	—	—	—	7,326
Contribution and cancellation of subordinated units	—	291,830	—	(291,830)	—
Settlement of Class Action Litigation	5,200	—	—	—	5,200
Clawback of LTIP awards	(804)	—	—	(21)	(825)
Repurchase of Preferred Units	(1,270)	—	(19,696)	—	(20,966)
Proceeds from rights offering	—	—	77,005	—	77,005
Settlement of rights offering liability	—	—	8,559	—	8,559
Gain on extinguishment attributable to redemption of convertible debt	—	—	—	2,375	2,375
Fair value of debt conversion option on reacquisition date	(5,536)	—	—	—	(5,536)
Balance, December 31, 2011	465,483	—	202,746	(610,430)	57,799
Net Income	9,662	—	21,244	659	31,565
Equity-based incentive compensation	1,856	—	—	41	1,897
Settlement of equity awards	(443)	—	—	(10)	(453)
Amortization of beneficial conversion feature of Preferred Units	(1,853)	—	1,853	—	—
Profits interest contribution	—	—	—	36	36
Distributions	(10,272)	—	(21,244)	(673)	(32,189)
Balance, December 31, 2012	$464,433	—	$204,599	$(610,377)	$58,655
Net income	5,885	—	21,564	586	28,035
Equity-based incentive compensation	1,864	—	—	48	1,912
Profits interest contribution	—	—	—	150	150
Distributions	(11,033)	—	(21,564)	(697)	(33,294)
Balance, December 31, 2013	$461,149	—	$204,599	$(610,290)	$55,458

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income	$33,475	$31,565	$28,035
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	(47)	(6)	400
Depreciation and amortization	22,775	23,129	24,241
Impairment of intangible assets	—	96	—
Amortization and write-off of debt issuance costs	1,955	1,775	3,326
Amortization of subordinated debenture discount	15,142	—	—
Change in fair value of embedded derivative within convertible debt	(20,224)	—	—
Change in fair value of rights offering liability	(1,883)	—	—
Asset impairment charge	867	1,846	6,877
Gain on sale of assets	(3,008)	(7,250)	(2,661)
Equity-based incentive compensation	544	1,897	1,912
Clawback of LTIP awards	(825)	—	—
Settlement of equity-based compensation agreement	—	(453)	—
Equity loss in unconsolidated affiliate	—	—	502
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(5,320)	4,249	(3,970)
Decrease (increase) in receivables from related parties	(2,485)	875	373
Decrease in prepaid insurance	1,404	2,430	2,333
Decrease (increase) in other current assets	(216)	16	(2,499)
Decrease (increase) in other assets	1,163	(6)	50
Decrease in accounts payable	(1,623)	(1,281)	(417)
Increase (decrease) in accrued interest payable	(126)	(67)	318
Decrease in accrued interest payable to related parties	(852)	(58)	(304)
Increase (decrease) in accrued property taxes	(441)	125	(128)
Increase (decrease) in unearned revenue	(2,716)	3,278	150
Decrease in unearned revenue from related parties	(1,005)	(833)	(73)
Increase in accrued payroll	1,096	1,183	970
Increase (decrease) in other accrued liabilities	(488)	(790)	1,116
Net cash provided by operating activities	37,162	61,720	60,551
Cash flows from investing activities:
Acquisitions	(133)	—	—
Capital expenditures	(17,998)	(27,717)	(64,956)
Proceeds from sale of assets	7,491	10,206	4,258
Investment in unconsolidated affiliate	—	—	(20,000)
Net cash used in investing activities	(10,640)	(17,511)	(80,698)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(1,194)	(1,482)	(2,342)
Debt issuance costs	(280)	—	(3,681)
Payments on long-term payable to related party	(1,183)	(1,636)	(2,681)
Borrowings under credit facility	7,000	37,000	342,411
Payments under credit facility	(28,862)	(44,000)	(280,411)
Redemption of convertible subordinated debentures	(50,028)	—	—
Proceeds from equity issuances, net of offering costs	77,005	—	—
Repurchase of Preferred Units	(20,966)	—	—
Capital contribution related to profits interest	—	36	150
Distributions	(11,615)	(32,189)	(33,294)
Net cash provided by (used in) financing activities	(30,123)	(42,271)	20,152
Net increase (decrease) in cash and cash equivalents	(3,601)	1,938	5
Cash and cash equivalents at beginning of period	4,840	1,239	3,177
Cash and cash equivalents at end of period	$1,239	$3,177	$3,182

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$2,932	$(1,195)	$(3,098)
Increase in accrued liabilities related to insurance premium financing agreement	$1,278	$1,580	$2,609
Non-cash issuance of common units in settlement of the Class Action Litigation	$5,200	$—	$—
Settlement of rights offering liability	$8,559	$—	$—
Reclassification of fair value of debt conversion option at reacquisition date	$(5,536)	$—	$—
Capital contribution related to redemption of convertible debt (see Note 8)	$2,375	$—	$—
Decrease in accounts receivable related to purchase of property, plant and equipment	—	$—	$1,274
Cash paid for interest, net of amounts capitalized	$16,817	$10,441	$9,644
Cash paid for income taxes	$209	$289	$419

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. and subsidiaries (collectively, the “Partnership”) is a publicly traded master limited partnership with operations in twenty-two states. The Partnership provides integrated terminalling, storage, processing, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and asphalt products. The Partnership manages its operations through four operating segments: (i) crude oil terminalling and storage services, (ii) crude oil pipeline services, (iii) crude oil trucking and producer field services and (iv) asphalt services. The Partnership’s common units and preferred units, which represent limited partnership interests in the Partnership, are listed on the NASDAQ Global Market under the symbols “BKEP” and “BKEPP,” respectively. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements. Certain reclassifications have been made in the consolidated financial statements for the years ended December 31, 2011 and 2012 to conform to the 2013 financial statement presentation.  This was a reclassification of asset impairment expense from operating expenses to a separate component of operating income, and a recasting of amounts related to discontinued operations (see Note 5).  The reclassification has no impact on net income.

3.    RECENT EVENTS

On February 4, 2013, the Partnership announced that it entered into an agreement with Advantage Pipeline to acquire approximately 30% ownership in a 70 mile crude oil pipeline project running from Pecos, Texas to Crane, Texas (the “Pecos River Pipeline”). The Pecos River Pipeline is a new 16" diameter pipeline that will enable west Texas producers to deliver crude oil to Gulf Coast markets through a pipeline connection at Crane, Texas. On September 17, 2013, commercial service started on Phase I of the system consisting of the Highway 18 Station near Grandfalls, Texas and 36 miles of pipeline connecting to the Longhorn Pipeline in Crane, Texas. The Partnership operates the pipeline under a long term agreement with Advantage Pipeline (see Note 12).

On June 28, 2013, the Partnership entered into an amended and restated credit agreement which consists of a $400.0 million revolving loan facility (see Note 8).

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

ACCOUNTS RECEIVABLE - The majority of the Partnership’s accounts receivable relates to its trucking and producer field services and asphalt services activities. Accounts receivable included in the balance sheets are reflected net of the allowance for doubtful accounts of $0.5 million and $0.1 million at December 31, 2012 and 2013, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS - Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. A long-lived asset is tested for impairment when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows.  The Partnership recognized impairment charges of $0.5 million and $0.3 million during the year ended December 31, 2011 related to an office building located in St. Louis, Missouri and an office building located in Abilene, Texas, respectively.  As of December 31, 2011, the office building in Abilene, Texas was classified as held for sale, and the Partnership subsequently sold this asset in January of 2012. The Partnership recognized total fixed asset impairment charges of $1.8 million during the year ended December 31, 2012 that included $1.0 million related to Oklahoma gathering pipeline assets and $0.7 million related to a Bay City, Michigan residual fuel oil facility. The Oklahoma gathering pipeline assets were sold during the summer of 2013 and demolition began on the Bay City facility in December 2013. The Partnership recognized total fixed asset impairment charges of $6.9 million during the year ended December 31, 2013 that included $5.7 million related to the Thompson pipeline system located in southern Texas. This system was sold in December 2013 (see Note 5).

Acquired customer relationships and non-compete agreements are capitalized and amortized over useful lives ranging from 4 to 20 years using the straight-line method of amortization. An impairment loss is recognized for definite-lived intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment charge was recognized in the twelve months ended December 31, 2011 and 2013 with respect to amortizable intangibles. In December 2012, the Partnership recognized an impairment loss of $0.1 million related to a non-compete agreement due to the death of the counterpart to the agreement.

EQUITY METHOD INVESTMENTS - The Partnership’s investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership has significant influence but not control, is accounted for by the equity method. The Partnership does not consolidate any part of the assets or liabilities of its equity investee. As of December 31, 2013, the Partnership's investment represents a 30% ownership interest in Advantage Pipeline. The Partnership’s share of net income or loss is reflected as one line item on the Partnership’s Consolidated Statements of Operations entitled “Equity earnings in unconsolidated affiliate” and will increase or decrease, as applicable, the carrying value of the Partnership’s investment in the unconsolidated affiliate on the balance sheet. Distributions to the Partnership will reduce the carrying value of its investment and will be reflected in the Partnership’s Consolidated Statements of Cash Flows in the line item “Distributions from unconsolidated affiliate.” In turn, contributions will increase the carrying value of the Partnership’s investment and will be reflected in the Partnership’s Consolidated Statements of Cash Flows in investing activities. The Partnership evaluates its equity investment for impairment in accordance with FASB guidance with respect to the equity method of accounting for investments in common stock. An impairment of an equity investment results when factors indicate that the investment’s fair value is less than its carrying value and the reduction in value is other than temporary in nature.

DEBT ISSUANCE COSTS - Costs incurred in connection with the issuance of long-term debt related to the Partnership’s credit facilities are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

GOODWILL - Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested annually for impairment and when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Partnership has four reporting units comprised of (i) its crude oil terminalling and storage services, (ii) its crude oil pipeline services, (iii) its crude oil trucking and producer field services, and (iv) its asphalt services.  The Partnership has recorded goodwill of $6.3 million related to its crude oil pipeline services reporting unit and $0.9 million related to its crude oil trucking and producer field services reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The impairment test is generally based on the estimated discounted future net cash flows of the respective reporting unit, utilizing discount rates and other factors in determining the fair value of the reporting unit.  Inputs in our estimated discounted future net cash flows include existing and estimated future asset utilization, estimated growth rates in future cash flows, and estimated terminal values (these are all considered level 3 inputs). The Partnership did not recognize any impairment of goodwill, including in its most recent impairment test conducted in the fourth quarter of 2013.

ENVIRONMENTAL MATTERS - Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Partnership recorded loss contingencies related to environmental matters of $0.2 million and $1.8 million as of December 31, 2012 and 2013, respectively.

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

INCOME AND OTHER TAXES - For federal and most state income tax purposes, the majority of income, gains, losses, expenses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership. In 2007, the state of Texas implemented a partnership-level tax based on a percentage of the revenue earned for services provided in the state of Texas. The Partnership has estimated its liability related to this tax to be $0.3 million and $0.4 million at December 31, 2012 and 2013, respectively, which is reported as a provision for income taxes on its consolidated statements of operations.  See Note 20 for a discussion of certain risks related to the Partnership’s ability to be treated as a partnership for federal income tax purposes.

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

5.     DISCONTINUED OPERATIONS

Northumberland, PA Asphalt Facility

On November 1, 2013, the Partnership entered into a litigation settlement in which title to our Northumberland, Pennsylvania asphalt facility was conveyed on November 21, 2013 to the counterparty to the settlement agreement in return for complete indemnification from any and all environmental liabilities or lawsuits related to the facility (see Note16). The Partnership recognized a loss on the disposal of the facility of $0.6 million. The financial results of the Partnership's operations related to the Northumberland asphalt facility are reflected as discontinued operations in the consolidated statements of operations. All prior periods presented have been recast to reflect the discontinued operations.

The amounts of revenue, costs and income taxes reported in discontinued operations are set forth in the table below for the periods indicated:

	For the twelve months ended December 31,
	2011	2012	2013
	(in thousands)
Total revenue	652	663	583
Expenses:
Operating	103	122	149
Gain on sale of assets	—	—	56
Loss on disposal of operations	—	—	(621)
Income (loss) from discontinued operations	549	541	(131)

Basic and diluted income (loss) from discontinued operations per common unit	$0.02	$0.02	$(0.01)
Basic and diluted income (loss) from discontinued operations per subordinated unit	$0.01	$—	$—

The following table discloses the major classes of discontinued assets and liabilities related to the Northumberland asphalt facility at the disposal date:

November 21, 2013
Northumberland asphalt facility
(in thousands)
Assets
Accounts Receivable	$4
Plant, property and equipment, net	—
Other assets	—
Assets of discontinued operations	$4

Liabilities
Accounts Payable	$13
Deferred Revenue	28
Other liabilities	84
Liabilities of discontinued operations	$125

Thompson to Webster Pipeline System

In September 2013, the Partnership experienced an oil spill on its Thompson to Webster Gathering System. As the costs associated with future maintenance of the pipeline and the potential future realizable cash flows from this pipeline were assessed, the Partnership determined that it was not economically feasible for it to continue to operate the pipeline. The Partnership assessed the recoverability of the carrying value of this asset and determined it was impaired. This resulted in $5.7 million of impairment expense being recorded in 2013, which reduced the carrying value of this pipeline to the discounted future net cash flows we expect to realize from this asset. During the discussions with the current shipper on necessary future maintenance and the possibility of idling the system, the shipper expressed interest in purchasing the system. On December 30, 2013, the sale to the shipper was finalized. The financial information of the Thompson to Webster pipeline facility is reflected as discontinued operations in the consolidated statements of operations. All prior periods presented have been recast to reflect the discontinued operations.

Continuing cash flows will be generated under a Transition Services Agreement with the purchaser. The term of the agreement is six months commencing December 31, 2013, and is cancellable by the purchaser with a 30 day notice. There is no renewal option. The Transition Services Agreement provides for a monthly fee of $15,000 and reimbursement of direct expenses. Direct expenses are expected to be insignificant.

The amounts of revenue, costs and income taxes reported in discontinued operations are set forth in the table below for the periods indicated:

	For the twelve months ended December 31,
	2011	2012	2013
	(in thousands)
Total revenue	2,863	2,883	2,302
Expenses:
Operating	2,151	1,452	1,354
Gain (loss) on sale of assets	—	(21)	1,532
Asset impairment expense	—	—	(5,732)
Income (loss) from discontinued operations	$712	$1,410	$(3,252)

Basic and diluted income (loss) from discontinued operations per common unit	$0.02	$0.06	$(0.13)
Basic and diluted income (loss) from discontinued operations per subordinated unit	$0.02	$—	$—

The following table discloses the major classes of discontinued assets and liabilities related to the Thompson-Webster system at the disposal date:

December 30, 2013
Thompson to Webster pipeline system
(in thousands)
Assets
Accounts Receivable	$400
Plant, property and equipment, net	1,000
Assets of discontinued operations	$1,400

Liabilities
Accounts Payable	$1
Deferred Revenue	148
Other liabilities	$339
Liabilities of discontinued operations	$488

6.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2012	December 31, 2013

		(dollars in thousands)
Land	N/A	$16,405	$16,374
Land improvements	10-20	6,287	6,306
Pipelines and facilities	5-30	101,392	144,261
Storage and terminal facilities	10-35	232,102	234,208
Transportation equipment	3-10	18,003	16,735
Office property and equipment and other	3-20	26,009	26,371
Pipeline linefill and tank bottoms	N/A	5,993	10,193
Construction-in-progress	N/A	14,766	14,008
Property, plant and equipment, gross		420,957	468,456
Accumulated depreciation and impairments		(153,216)	(171,056)
Property, plant and equipment, net		$267,741	$297,400

Depreciation expense for the years ended December 31, 2011, 2012 and 2013 was $22.7 million, $23.0 million and $24.2 million, respectively. In the years ended December 31, 2011, 2012 and 2013 the Partnership recorded asset impairment expense of $0.9 million, $1.8 million and $6.9 million, respectively.

7.    INTANGIBLES AND OTHER ASSETS, NET

Other assets, net of accumulated amortization, consist of the following (in thousands):

	December 31,
	2012	2013
Customer relationships	$661	$661
Deposits	476	1,181
Prepaid insurance	518	337
Other prepaid expenses	70	49
Intangibles and other assets, gross	1,725	2,228
Accumulated amortization of intangible assets	(69)	(102)
Intangibles and other assets, net	$1,656	$2,126

Amortization expense related to intangibles was $0.1 million for each of the twelve months ended December 31, 2011 and December 31, 2012 and was less than $0.1 million for the twelve months ended December 31, 2013.  The estimated aggregate amortization expense on amortizable intangible assets currently owned by the Partnership is as follows (in thousands):

For twelve months ending:
December 31, 2014	$33
December 31, 2015	33
December 31, 2016	33
December 31, 2017	33
December 31, 2018	33
Thereafter	394
Total estimated aggregate amortization expense	$559

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

8.    DEBT

On June 28, 2013, the Partnership entered into an amended and restated credit agreement which consists of a $400.0 million revolving loan facility. As of March 10, 2014, approximately $277.0 million of revolver borrowings and $0.5 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $122.5 million available capacity for additional revolver borrowings and letters of credit under the credit facility, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit facility. In connection with entering into the amended and restated credit agreement, the Partnership paid certain upfront fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement.  The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after June 28, 2013 refer to the amended and restated credit agreement.

The credit agreement is guaranteed by all of the Partnership’s existing subsidiaries (other than immaterial subsidiaries). Obligations under the credit agreement are secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors, including all material pipeline, gathering and processing assets, all material storage tanks and asphalt facilities, all material working capital assets and a pledge of all of the Partnership’s equity interests in its subsidiaries.

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

At December 31, 2013, the Partnership’s consolidated total leverage ratio was 3.63 to 1.00 and the consolidated interest coverage ratio was 7.80 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of December 31, 2013.

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

•
a change of control (as defined in the credit agreement, but generally being (i) the General Partner ceasing to own 100% of the Partnership’s general partner interest or ceasing to control the Partnership, or (ii) Vitol Holding B.V. (together with its affiliates, “Vitol”) and Charlesbank Capital Partners, LLC (together with its affiliates, “Charlesbank”) ceasing to collectively own and control 50.0% or more of the membership interests of the General Partner).

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

Upon the execution of the amended and restated credit agreement, the Partnership expensed $1.8 million of debt issuance costs related to the extinguished term loan, and the Partnership expensed $0.2 million in debt issuance costs related to its revolving loan facility, leaving a remaining balance of $0.5 million ascribed to those lenders with commitments under both the prior and the amended and restated credit facility. During the twelve months ended December 31, 2013, the Partnership capitalized debt issuance costs of $0.2 million related to the prior credit facility and $3.4 million related to the current credit facility. The Partnership did not incur any debt issuance costs in the twelve months ended December 31, 2012. The debt issuance costs are being amortized over the term of the amended and restated credit agreement. Interest expense related to debt issuance cost amortization for the twelve months ended December 31, 2011, 2012 and 2013 was $2.0 million, $1.8 million and $3.3 million, respectively.

During the twelve months ended December 31, 2011, 2012 and 2013, the weighted average interest rate under the Partnership's credit agreement, excluding the $2.0 million of debt issuance costs related to the prior credit facility that was expensed in the twelve months ended December 31, 2013, was 5.38%, 5.22% and 5.99%, respectively, resulting in interest expense of approximately $12.8 million, $11.3 million and $10.7 million, respectively. As of December 31, 2013, borrowings under the Partnership’s amended and restated credit agreement bore interest at a weighted average interest rate of 3.42%.

During the twelve months ended December 31, 2011 2012 and 2013, the Partnership capitalized interest of less than $0.1 million, $0.2 million and $1.0 million, respectively.

9.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Year ended December 31,
	2011	2012	2013
Net income	33,475	31,565	28,035
General partner interest in net income	912	774	647
Preferred interest in net income	16,446	21,564	21,564
Accretion of discount on increasing rate preferred units	2,243	—	—
Beneficial conversion feature attributable to preferred units	43,259	1,853	—
Beneficial conversion feature attributable to repurchased preferred units	(6,892)	—	—
Gain on extinguishment attributable to redemption of convertible debt, recorded as a capital transaction	(2,375)	—	—
Income (loss) available to limited partners	$(20,118)	$7,374	$5,824

Basic and diluted weighted average number of units:
Common units	22,059	22,666	22,706
Subordinated units(1)	8,817	—	—
Restricted and phantom units	699	550	651

Basic and diluted income (loss) from continuing operations per common unit	$(0.65)	$0.24	$0.39
Basic and diluted income (loss) from discontinued operations per common unit	$0.04	$0.08	$(0.14)
Basic and diluted net income (loss) per common unit	$(0.61)	$0.32	$0.25

Basic and diluted net loss from continuing operations per subordinated unit	$(0.55)	$—	$—
Basic and diluted net income (loss) from discontinued operations per subordinated unit	$0.03	$—	$—
Basic and diluted net loss per subordinated unit	$(0.52)	$—	$—
_________________
(1) On September 14, 2011, Vitol and Charlesbank transferred all of the Partnership's outstanding subordinated units to the Partnership and the Partnership canceled such subordinated units.

10.    PARTNERS’ CAPTIAL AND DISTRIBUTIONS

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

Pursuant to the terms of a global transaction agreement with Vitol and Charlesbank, the Partnership issued and sold 10,769,231 Preferred Units to each Purchaser (or 21,538,462 Preferred Units in the aggregate) for a cash purchase price of $6.50 per Preferred Unit, resulting in total gross proceeds of approximately $140 million.

These Preferred Units are convertible at the holders’ option into common units.  The Preferred Units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $54.5 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ capital and a decrease in Preferred Unitholders’ capital to reflect the fair value of the Preferred Units at issuance on the Partnership’s consolidated statement of changes in partners’ capital for the twelve months ended December 31, 2010.  The beneficial conversion feature is considered a dividend and has been distributed ratably from the issuance date of October 25, 2010 through the first conversion date which is January 2012, resulting in an increase in preferred capital and a decrease in common and subordinated unitholders’ capital.  The impact of the beneficial conversion feature is also included in earnings per unit for the twelve months ended December 31, 2011 and 2012.

 Holders of the Preferred Units were entitled to quarterly distributions of 2.125% per unit per quarter (or 8.5% per unit on an annual basis) for each quarter during the one year period after the date of issuance of the Preferred Units (pro-rated with respect to the period commencing on the date of issuance and ending on December 31, 2010 based on the number of days in such period). In the case of any quarter beginning one year after the date of the issuance of the Preferred Units, the holders of the Preferred Units were entitled to quarterly distributions of 4.375% per unit per quarter (or 17.5% per unit on an annual basis) but this amount was decreased to 2.75% per unit per quarter (or 11.0% per unit on an annual basis) upon affirmative vote of the unitholders in September 2011.  If the Partnership fails to pay in full any distribution on the Preferred Units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full.

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

The Partnership paid distributions of $11.4 million during 2011 on the Preferred Units for the portion of the quarter ended December 31, 2010 during which the Preferred Units were outstanding and for the quarters ending March 31, 2011, June 30, 2011 and September 30, 2011. The Partnership paid distributions totaling $21.2 million during 2012 on the Preferred Units for the quarters ending December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. The Partnership paid distributions totaling $21.6 million during 2013 on the Preferred Units for the quarters ending December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013. On January 22, 2014, the Board approved a distribution of $0.17875 per Preferred Unit, or a total distribution of $5.4 million, for the quarter ending December 31, 2013.  The Partnership paid this distribution on the Preferred Units on February 14, 2014 to unitholders of record as of February 4, 2014.

The Partnership paid distributions totaling $10.3 million during 2012 on the common units for the quarters ending December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. Of the $10.3 million paid during 2012, approximately $0.2 million was paid to holders of phantom and restricted units under the Partnership’s long-term incentive plan. The Partnership paid distributions totaling $10.8 million during 2013 on the common units for the quarters ending December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013. Of the $10.8 million paid during 2013, approximately $0.2 million was paid to holders of phantom and restricted units under the Partnership’s long-term incentive plan. In addition, the Board declared a cash distribution of $0.1265 per unit on its outstanding common units, a 3.3% increase over the previous quarter’s distribution. The distribution was paid on February 14, 2014 to unitholders of record on February 4, 2014. The distribution is for the twelve months ended December 31, 2013. The total distribution was approximately $3.0 million, with approximately $2.9 million and less than $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s long-term incentive plan.

11.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For the twelve months ended December 31, 2013, Vitol accounted for at least 60% but not more than 70% of total crude oil terminalling and storage revenue, and MV Purchasing, LLC accounted for at least 10% but not more than 20% of total crude oil terminalling and storage revenue.  Vitol, Valero Marketing and Supply Co. and ExxonMobil Corporation each accounted for at least 10% but no more than 35% of crude oil pipeline services revenue in 2013.  Vitol and MV Purchasing, LLC accounted for at least 15% but not more than 30% of crude oil trucking and producer field services revenue in 2013.  Ergon Asphalt & Emulsions, Heartland Asphalt Materials, Inc., Nustar Marketing, LLC and Suncor Energy USA accounted for at least 10% but not more than 25% of asphalt services revenue in 2013.  MV Purchasing, LLC and Vitol comprised 14% and 19% of total accounts receivable, respectively, at December 31, 2013.

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

12.    RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol.  For the twelve months ended December 31, 2011, 2012 and 2013, the Partnership recognized revenues of $44.1 million, $48.2 million and $51.2 million, respectively, for services provided to Vitol.  As of December 31, 2012 and 2013, the Partnership had receivables from Vitol of $3.1 million and $3.0 million, respectively.

The Partnership also provides operating and administrative services to Advantage Pipeline. For the twelve months ended December 31, 2013, the Partnership recognized revenues of $0.6 million, for services provided to Advantage Pipeline. As of December 31, 2013, the Partnership had receivables from Advantage Pipeline of $0.2 million.

The Partnership also had a receivable from its General Partner of $0.5 million as of December 31, 2012.

 Vitol Omnibus Agreement

On February 15, 2010, the Partnership entered into an Omnibus Agreement (the “Vitol Omnibus Agreement”) with Vitol.  Pursuant to the Vitol Omnibus Agreement, the Partnership agreed to provide certain of its employees, consultants and agents (the “Designated Persons”) to Vitol for use by Vitol’s crude oil marketing division.  In return, Vitol agreed to reimburse the Partnership in an amount equal to (i) the wages, salaries, bonuses, make whole payments, payroll taxes and the cost of all employee benefits of each Designated Person, in each case as adjusted to properly reflect the time spent by such Designated Person in the performance services for Vitol, (ii) all direct expenses, including, without limitation, any travel and entertainment expenses, incurred by each Designated Person in connection with such Designated Person’s provision of services for Vitol, (iii) a monthly charge of $1,500 per Designated Person for each Designated Person that performs services for Vitol during any portion of such month, plus (iv) the sum of subsections (i) through (iii) above multiplied by 0.10.  In addition, the Vitol Omnibus Agreement provides that if during any month any Designated Person has spent more than 80% of his time performing services for Vitol, then Vitol will have the right for the succeeding three months to request that such individual be transitioned directly to the employment of Vitol.  The Vitol Omnibus Agreement was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the Partnership’s partnership agreement. During the twelve months ended December 31, 2012 the Partnership received payments of $0.2 million pursuant to the Vitol Omnibus Agreement. The Partnership and Vitol terminated the Vitol Omnibus Agreement on March 27, 2012.

Vitol Storage Agreements

In connection with the Partnership’s acquisition of certain of its crude oil storage assets from SemGroup Corporation (“SemCorp”) in May 2008, the Partnership was assigned from SemCorp a storage agreement with Vitol under which the Partnership provided crude oil storage services to Vitol (the “2008 Vitol Storage Agreement”).  The initial term of the 2008 Vitol Storage Agreement was from June 1, 2008 through June 30, 2010. This agreement was amended in 2010 to extend the term of the agreement until June 1, 2011 and again in 2011 to extend the term of the agreement to June 1, 2012.  Because Vitol was a third party (and not a related or affiliated party) at the time of entering into the 2008 Vitol Storage Agreement, such agreement was not approved by the Board or the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions.  Vitol became a related party when it acquired the General Partner in November 2009 (the “Vitol Change of Control”).  Since the amendments occurred subsequent to the Vitol Change of Control, they were reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.   The Partnership earned revenues under this agreement of approximately $13.2 million and $5.5 million during the twelve months ended December 31, 2011 and 2012 respectively. The 2008 Vitol Storage Agreement expired according to its terms on June 1, 2012. The Partnership believes that the rates it charged Vitol under the 2008 Vitol Storage Agreement were fair and reasonable to the Partnership and its unitholders and were comparable with the rates the Partnership charged third parties.

In March 2010, the Partnership entered into a second crude oil storage services agreement with Vitol under which the Partnership began providing additional crude oil storage services to Vitol effective May 1, 2010 (the “2010 Vitol Storage Agreement”).  The initial term of the 2010 Vitol Storage Agreement is five years commencing on May 1, 2010, subject to automatic renewal periods for successive one year periods until terminated by either party with ninety days prior notice.  The 2010 Vitol Storage Agreement was reviewed and approved by the Board’s conflicts committee in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.  Service revenues under the 2010 Vitol Storage Agreement are based on the 2.0 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The Partnership generated revenues under this agreement of approximately $12.3 million, $11.5 million, and $9.0 million during the twelve months ended December 31, 2011, 2012 and 2013, respectively. In March 2013, the 2010 Vitol Storage Agreement was amended to adjust the rates the Partnership charges Vitol for services provided under the agreement. The Partnership believes that the rates it charges Vitol under the 2010 Vitol Storage Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties.

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

Service revenues under the 2012 Vitol 12-month Storage Agreement are based on the 1.0 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the 2012 Vitol 12-month Storage Agreement was from June 1, 2012 through May 31, 2013. In March 2013, the 2012 Vitol 12-month Storage Agreement was amended to extend the term through March 31, 2014 and to adjust the rates the Partnership charges Vitol for services provided under the agreement. The Partnership generated revenues under this agreement of approximately $3.2 million and $4.3 million for the twelve months ended December 31, 2012 and 2013, respectively.

Service revenues under the 2012 Vitol 6-month Storage Agreement are based on the 0.5 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the 2012 Vitol 6-month Storage Agreement was from June 1, 2012 through November 30, 2012. Upon expiration of the initial term, this agreement became subject to a rolling 90 day cancellation notice. In March 2013, the 2012 Vitol 6-month Storage Agreement was amended to extend the term through October 31, 2013 and to adjust the rates the Partnership charges Vitol for services provided under the agreement. In October 2013, the 2012 Vitol 6-month Storage Agreement was amended again to extend the term through March 31, 2014 and to adjust the rates the Partnership charges Vitol for services provided under the agreement effective as of November 1, 2013. The Partnership generated revenues under this agreement of approximately $1.6 million and $2.1 million for the twelve months ended December 31, 2012 and 2013, respectively.

Service revenues under the Vitol September 2012 Storage Agreement are based on the 0.5 million barrels of storage capacity of the crude oil storage tanks that are dedicated to Vitol under the agreement. The initial term of the Vitol September 2012 Storage Agreement was from September 1, 2012 to February 28, 2013. In March 2013, the Vitol September 2012 Storage Agreement was amended to extend the term through October 31, 2013 and to adjust the rates the Partnership charges Vitol for services provided under the agreement. In October 2013, the Vitol September 2012 Storage Agreement was amended again to extend the term through March 31, 2014 and to adjust the rates the Partnership charges Vitol for services provided under the agreement effective as of November 1, 2013. The Partnership generated revenues under this agreement of approximately $0.9 million and $2.1 million for the twelve months ended December 31, 2012 and 2013, respectively.

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

During the twelve months ended December 31, 2011, 2012 and 2013 the Partnership incurred interest expense under this agreement of approximately $0.7 million, $0.5 million and $0.1 million, respectively. The agreement had an effective annual interest rate of 14.1%. In April 2013, the Partnership repurchased 100% of the throughput capacity on ENPS from Vitol for $2.5 million, and the ENPS Throughput Agreement was terminated.

Vitol Operating and Maintenance Agreement

In August 2011, the Partnership and Vitol entered into an operating and maintenance agreement (the “Vitol O&M Agreement”) relating to the operation and maintenance of Vitol’s crude oil terminal located in Midland, Texas (the “Midland Terminal”). Pursuant to the Vitol O&M Agreement, the Partnership provides certain operating and maintenance services with respect to the Midland Terminal. The term of the Vitol O&M Agreement commenced on September 1, 2012 and will continue for five years. During the twelve months ended December 31, 2012 and 2013, the Partnership generated revenues of $0.2 million and $0.8 million, respectively, under the Vitol O&M Agreement. The Partnership believes that the rates it charges Vitol under the Vitol O&M Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved the Vitol O&M Agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.

Vitol Shared Services Agreement

In August 2012, the Partnership and Vitol entered into a shared services agreement (the “Vitol Shared Services Agreement”) pursuant to which the Partnership provides Vitol certain strategic assessment, economic evaluation and project design services. The original term of the Vitol Shared Services Agreement commenced on August 1, 2012 and continued for one year. In August 2013, the term of the Vitol Shared Services Agreement was automatically renewed for one year. The Vitol Shared Services Agreement renews annually unless terminated by either party as provided in the agreement. During the twelve months ended December 31, 2012 and 2013, the Partnership generated revenues of $0.3 million and $0.6 million, respectively, under the Vitol Shared Services Agreement. The Partnership believes that the rates it charges Vitol under the Vitol Shared Services Agreement are fair and reasonable to the Partnership and its unitholders. The Board’s conflicts committee reviewed and approved the Vitol Shared Services Agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.

Vitol’s Commitment under the Partnership’s Prior Credit Agreement

Vitol was a lender under the Partnership’s prior credit agreement and committed to loan the Partnership $15.0 million pursuant to such agreement.  During the twelve months ended December 31, 2011, 2012, and 2013, Vitol received its pro rata portion of the interest payments in connection with being a lender under the credit agreement and received approximately $0.7 million, $0.7 million, and $0.3 million, respectively, in connection therewith. Vitol is not a lender under the Partnership’s amended and restated credit agreement.

Advantage Pipeline Operating and Administrative Services Agreement

In January 2013, the Partnership and Advantage Pipeline entered into an operating and administrative services agreement (the “Advantage O&A Services Agreement”) pursuant to which the Partnership will operate Advantage Pipeline’s Pecos River Pipeline in west Texas. Under the Advantage O&A Services Agreement, the Partnership will also provide certain administrative services to Advantage Pipeline. The initial term of the Advantage O&A Services Agreement commenced on January 31, 2013 and shall continue for ten years, with the Partnership and Advantage Pipeline each having an option to extend the term for an additional five years. During the twelve months ended December 31, 2013, the Partnership earned revenues of $0.3 million under this agreement.

13.    LONG-TERM INCENTIVE PLAN

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

In each of December 2011, 2012, and 2013 7,500 restricted common units were granted which vest in one-third increments over three years.  These grants were made in connection with the anniversary of the independent directors joining the Board. The fair value of the restricted units for the 2011 and 2012 grants was less than $0.1 million, while the fair value of the restricted units for the 2013 grant was $0.1 million.

In March 2011, 2012, 2013 and 2014 grants for 299,900, 353,300, 251,106 and 276,773 phantom units, respectively, were made, which vest or vested on January 1, 2014, January 1, 2015, January 1, 2016 and January 1, 2017, respectively.  These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $8.25, $6.76, $8.75 and $9.06 per unit, respectively, which is the closing market price on the grant date of the awards. The value of these award grants was approximately $2.5 million, $2.4 million, $2.2 million and $2.5 million, respectively, on their grant date. In June 2013, grants of 1,300 phantom units that were to vest on January 1, 2014 and 3,500 units that were to vest on January 1, 2015 were made. The weighted average grant date fair-value of the awards is $8.40, which is the closing market price on the grant date. The value of these award grants was $40,320. The phantom units granted in June 2013 were subsequently forfeited in November 2013. The unrecognized estimated compensation cost of outstanding phantom units at December 31, 2013 was $1.8 million, which will be recognized over the remaining vesting period. On January 1, 2014 164,650 units of the March 2011 grant vested.

In September 2012, Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at December 31, 2013 was $2.1 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the twelve months ended December 31, 2011, 2012 and 2013 was $0.5 million, $1.9 million and $2.3 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,016,703	$6.51
Granted	263,406	8.74
Vested	162,957	6.35
Forfeited	58,990	7.67
Nonvested at December 31, 2013	1,058,162	$7.03

14.    EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $1.3 million for each of the twelve months ended December 31, 2011 and 2012, and $1.4 million for the twelve months ended December 31, 2013 for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.9 million for each of the twelve months ended December 31, 2011 and 2012, and $0.8 million for the twelve months ended December 31, 2013, for discretionary profit sharing contributions under the 401(k) Plan.

15.    PROFITS INTEREST OF BLUEKNIGHT GP HOLDING, LLC

In October 2012, the owners of Blueknight GP Holding, LLC (“HoldCo”), the owner of the General Partner, admitted Mr. Hurley as a member of HoldCo.  In connection with his admission as a member of HoldCo, Mr. Hurley was issued a non-voting economic interest in HoldCo (the “Profits Interest”).   Mr. Hurley’s Profits Interest in HoldCo will vest in 20% increments on each of October 4, 2013, 2014, 2015, 2016 and 2017 and entitle Mr. Hurley, to the extent vested, to (i) 2% of the total amount of proceeds and/or distributions in excess of $100,000,000 received by HoldCo in connection with a transaction resulting in a change of control of the Partnership, and (ii) 2% of the portion of any interim quarterly distribution received by HoldCo in excess of $1,250,000.  As of December 31, 2013 20% of the Profits Interest is vested.

Although the entire economic burden of the Profits Interest, which is equity classified, is borne solely by HoldCo and does not impact the Partnership’s cash or units outstanding, the intent of the Profits Interest is to provide a performance incentive and encourage retention of Mr. Hurley. Therefore, the Partnership recognizes the grant date fair value of the Profits Interest as compensation expense over the service period. The expense is also reflected as a capital contribution and thus, results in a corresponding credit to Partners’ Capital in the Partnership’s Consolidated Financial Statements.  Less than $0.1 million and $0.1 million was recognized as expense in 2012 and 2013, respectively.

16.    COMMITMENTS AND CONTINGENCIES

The Partnership leases certain real property, equipment and operating facilities under various operating and capital leases. It also incurs costs associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations. Future non-cancellable commitments related to these items at December 31, 2013, are summarized below (in thousands):

Operating Leases
For twelve months ending:
December 31, 2014	$7,034
December 31, 2015	6,100
December 31, 2016	3,524
December 31, 2017	2,386
December 31, 2018	1,774
Thereafter	1,360
Total future minimum lease payments	$22,178

Rental expense related to leases was $5.8 million, $6.5 million and $7.5 million for each of the years ended December 31, 2011, 2012 and 2013, respectively.

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

On October 27, 2008, Keystone Gas Company (“Keystone”) filed suit against the Partnership in Oklahoma State District Court in Creek County alleging that it is the rightful owner of certain segments of the Partnership’s pipelines and related rights of way, located in Payne and Creek Counties, that the Partnership acquired from SemCorp in connection with the Partnership’s initial public offering in 2007. Keystone seeks to quiet title to the specified rights of way and pipelines and seeks damages up to the net profits derived from the disputed pipelines. There has been no determination of the extent of potential damages for the

Partnership’s use of such pipelines. The Partnership has filed a counterclaim against Keystone alleging that it is wrongfully using a segment of a pipeline that is owned by the Partnership in Payne and Creek Counties. The Partnership intends to vigorously defend these claims. No trial date has been set by the court. The parties are engaged in discovery as well as settlement negotiations. Any settlement will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

On February 13, 2013, the Partnership filed suit against Koch Industries, Inc. (together with certain of its subsidiaries, “Koch”), a previous owner of the Partnership’s asphalt facility located in Northumberland, Pennsylvania.  The suit was filed in the United States District Court for the Middle District of Pennsylvania.  The Partnership sought a declaration that Koch is responsible for any assessment and cleanup costs related to certain environmental liabilities.  Koch brought counter claims and took the position that the Partnership has the responsibility to assess the polychlorinated biphenyl (“PCB”) contamination at such facility although the contamination occurred prior to the Partnership becoming the owner of such facility.  To avoid the expense and uncertainty of litigation, in November 2013, the Partnership and Koch executed a settlement agreement for this matter.  As a condition of the settlement, Koch will indemnify the Partnership and its tenant at this facility from and against any and all liabilities or lawsuits arising from or relating to the asphalt facility located in Northumberland, Pennsylvania.  In connection with the settlement, the Partnership conveyed title to the asphalt facility to Koch, and Koch is responsible for any assessment and cleanup costs related to PCB liabilities associated with this facility.  The settlement closed in the fourth quarter of 2013.  The settlement of this matter did not have a material adverse effect on the Partnership’s financial condition or results of operation.

On February 6, 2012, the Partnership filed suit against SemCorp and others in Oklahoma County District Court. By way of background, SemCorp entities were responsible through June 2010, pursuant to a Shared Services Agreement with the Partnership dated April 7, 2009, for the physical management and control of crude oil belonging to the Partnership’s customers and with the operation of the Partnership’s Oklahoma pipeline system and its Cushing, Oklahoma terminal. Prior to April 1, 2010, SemCorp had also provided accounting services relating to the Partnership’s crude oil assets and its customers’ crude oil at the Cushing Terminal, also in accordance with the Shared Services Agreement. In the suit, the Partnership is seeking a judgment that SemCorp immediately return approximately 140,000 barrels of crude oil linefill belonging to the Partnership, and the Partnership is seeking judgment in an amount in excess of $75,000 for actual damages, special damages, punitive damages, pre-judgment interest, reasonable attorney’s fees and costs, and such other relief that the Court deems equitable and just.  On March 22, 2012, SemCorp filed a motion to dismiss and transfer to Tulsa County.  On April 18, 2012, SemCorp filed a motion for summary judgment, and, on May 1, 2012, the District Court of Oklahoma County ordered a transfer to Tulsa County.  The Partnership contested SemCorp’s motion for summary judgment, which was referred to a special master for report and recommendation.  On June 10, 2013, the special master filed a report with the District Court of Tulsa County, finding a shortage in the Partnership’s Cushing Terminal and Oklahoma pipeline system of approximately 148,000 barrels and an excess of approximately 130,000 in SemCorp’s physical inventory. The Special Master noted that she was unable to more precisely trace the shortage and length (excess held by SemCorp) due to the manner in which SemCorp operated the Cushing Terminal and maintained related records. On June 25, 2013, the Partnership filed a notice of non-objection and motion to adopt the special master’s report, which was granted on February 12, 2014. On September 17, 2013, the Partnership filed a motion for summary judgment as to the liability of SemCorp for the Partnership’s claims for breach of contract and negligence by a bailee.  On October 7, 2013, SemCorp renewed its motion for summary judgment, which the Partnership timely opposed.  On February 20, 2014, the Court denied summary judgment motions of both SemCorp and the Partnership. The Court also found that discovery had not officially closed and referred all discovery matters to the Special Master, as appropriate, and made other procedural rulings. Discovery proceedings will move forward as directed by the Special Master, and the Partnership will also re-plead certain of its claims in accordance with the Court’s directives. The Partnership intends to seek additional damages from SemCorp related to various injuries to the Partnership as a result of SemCorp's refusal to return the Partnership’s crude oil or to pay the Partnership for the fair market value of the missing oil.  No trial date is set.

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

In late November 2013, one of the Partnership's pipelines in East Texas leaked approximately 500 barrels of oil. The response and clean-up cost is expected to total approximately $2.1 million all of which is reflected in the Partnership's 2013 results of operations. The Partnership made a claim against its pollution liability insurance provider (Aspen) to cover the expenses related to the spill and has paid its deductible of $250,000.  In early February, Aspen filed a lawsuit against the Partnership to rescind the policy.   The Partnership believes the lawsuit is an attempt by Aspen to avoid paying a valid claim, and the Partnership plans to vigorously defend the suit if planned discussions with Aspen are unsuccessful.

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

At December 31, 2012 and 2013, the Partnership was not aware of any existing conditions that may cause it to incur significant expenditures in the future for the remediation of existing contamination. As such, the Partnership has not reflected in the accompanying financial statements any liabilities for environmental obligations to be incurred in the future based on existing contamination. Changes in the Partnership’s estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

The Partnership had no recurring financial assets or liabilities subject to fair value measurements as of December 31, 2012 or December 31, 2013.

Included in other income in the Partnership’s consolidated statements of operations for the twelve months ended December 31, 2011 is a $20.2 million change in fair value of a derivative liability. The fair value of the embedded derivative within the subordinated convertible debentures was derived using a valuation model and was classified as Level 3. The valuation model used is a discounted cash flow model (income approach) that assumes future distribution payments by the Partnership and utilizes interest rates and credit spreads for subordinated debt to preferred equity to determine the fair value of the derivative embedded within the subordinated convertible debentures. In connection with the establishment of the conversion price for the Preferred Units following the special meeting of the Partnership’s unitholders in September 2011, the number of Preferred Units issuable upon conversion of the subordinated convertible debentures was an amount equal to (i) the sum of the outstanding principal and any accrued and unpaid interest being converted, divided by (ii) 6.50.  The establishment of the conversion rate resulted in the embedded derivative meeting the scope exception in ASC 815-15 – Embedded Derivatives, and, therefore, the Partnership reclassified the embedded derivative as partners’ capital on September 14, 2011.

Also included in other income in the Partnership’s consolidated statements of operations for the twelve months ended December 31, 2011 is a $1.9 million change in fair value of the rights offering liability. The fair value of the rights offering liability related to certain rights that were offered to common unitholders under the approved Global Transaction Agreement was derived using a valuation model and was classified as Level 3.  The valuation model used is a probability-weighted model (income approach) and assumes the number of rights that are exercised as well as the expected fair value of the Preferred Units at the time such rights are exercised.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Measurements Using Significant Unobservable Inputs (Level 3)
For the Twelve Months Ended December 31, 2011
Beginning Balance	$37,991
Total gains or losses (realized/unrealized):
Included in earnings	(22,107)
Included in other comprehensive income	—
Purchases, issuances, and settlements(1)	(15,884)
Transfers in and/or out of Level 3	—
Ending Balance	$—

The amount of total income for the period included in earnings attributable to the change in unrealized gains for liabilities still held at the reporting date	$—
____________________

(1)	As noted above, the Partnership reclassified the embedded derivative within subordinated convertible debentures to partners’ capital as of September 14, 2011.

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

At December 31, 2013, the carrying values on the condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at December 31, 2013 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

CRUDE OIL PIPELINE SERVICES —The Partnership owns and operates three pipeline systems, the Mid-Continent system, the East Texas system and ENPS, that gather crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its pipeline system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. It refers to its second pipeline system, which is located in Texas, as the East Texas system.  The Partnership refers to its third system, originating in Cushing, Oklahoma and terminating in Ardmore, Oklahoma, as ENPS.

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

ASPHALT SERVICES —The Partnership provides asphalt product and residual fuel terminalling, storage and blending services at its 42 terminalling and storage facilities located in twenty-one states.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	For the twelve months ended December 31,
	2011	2012	2013
Crude Oil Terminalling and Storage Services
Service revenue
Third party revenue	$11,067	$11,825	$11,910
Related party revenue	27,608	23,983	19,148
Total revenue for reportable segments	38,675	35,808	31,058
Operating expenses (excluding depreciation and amortization)	4,555	3,941	3,979
Operating margin (excluding depreciation and amortization)	34,120	31,867	27,079
Additions to long-lived assets	5,401	4,611	5,516
Total assets (end of period)	$69,840	$67,051	$64,591

Crude Oil Pipeline Services
Service revenue
Third party revenue	$14,121	$13,696	$15,658
Related party revenue	4,807	5,677	9,018
Total revenue for reportable segments	18,928	19,373	24,676
Operating expenses (excluding depreciation and amortization)	14,558	16,572	17,767
Operating margin (excluding depreciation and amortization)	4,370	2,801	6,909
Additions to long-lived assets	6,144	12,396	51,609
Total assets (end of period)	$99,228	$105,498	169,739

Crude Oil Trucking and Producer Field Services
Service revenue
Third party revenue	$44,366	$46,164	$51,545
Related party revenue	11,561	17,688	21,645
Total revenue for reportable segments	55,927	63,852	73,190
Operating expenses (excluding depreciation and amortization)	50,465	56,194	63,123
Operating margin (excluding depreciation and amortization)	5,462	7,658	10,067
Additions to long-lived assets	1,362	3,451	1,779
Total assets (end of period)	$15,917	$18,646	$20,073

Asphalt Services
Service revenue
Third party revenue	$59,550	$59,011	$63,803
Related party revenue	$113	$805	$1,944
Total revenue for reportable segments	59,663	59,816	65,747
Operating expenses (excluding depreciation and amortization)	$22,657	$23,215	$24,779
Operating margin (excluding depreciation and amortization)	37,006	36,601	40,968
Additions to long-lived assets	6,080	6,260	6,052
Total assets (end of period)	$119,770	$108,630	$100,345

Total operating margin (excluding depreciation and amortization)(1)	$80,958	$78,927	$85,023

____________________

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Twelve months ended December 31,
	2011	2012	2013
Operating margin (excluding depreciation and amortization)	$80,958	$78,927	$85,023
Depreciation and amortization on continuing operations	(22,496)	(22,824)	(23,962)
General and administrative expenses	(17,311)	(19,795)	(17,482)
Asset impairment expense	(867)	(1,942)	(524)
Gain on sale of assets	3,008	7,271	1,073
Interest expense	(32,898)	(11,705)	(11,615)
Equity loss in unconsolidated entity	—	—	(502)
Change in fair value of embedded derivative within convertible debt	20,224	—	—
Change in fair value of rights offering contingency	1,883	—	—
Income from continuing operations before income taxes	$32,501	$29,932	$32,011

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at December 31, 2013 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$1,012
Deferred tax asset	1,012

Less: valuation allowance	(1,012)
Net deferred tax asset	$—

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

22.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012:
Revenues	$43,225	$43,084	$46,335	$46,205	$178,849
Operating income	14,089	8,774	10,453	8,321	41,637
Income from continuing operations	10,942	5,804	7,429	5,439	29,614
Income from discontinued operations	1,052	343	478	78	1,951
Net income	11,994	6,147	7,907	5,517	31,565
Total basic and diluted net income per common unit	0.20	0.02	0.10	—	0.32

2013:
Revenues	$44,536	$45,678	$54,669	$49,788	$194,671
Operating income	8,168	9,704	18,363	7,893	44,128
Income from continuing operations	5,306	4,934	16,030	5,148	$31,418
Income (loss) from discontinued operations	716	1,231	(5,489)	159	(3,383)
Net income	6,022	6,165	10,541	5,307	28,035
Total basic net income per common unit	0.02	0.03	0.21	(0.01)	0.25
Total diluted net income per common unit	0.02	0.03	0.19	(0.01)	0.25

23.    SUBSEQUENT EVENTS

In March 2014 the Partnership entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement becomes effective June 28, 2014 and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, the Partnership will pay a fixed rate of 1.45% and will receive one-month LIBOR with monthly settlement. The second agreement becomes effective January 28, 2015 and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, the Partnership will pay a fixed rate of 1.92% and will receive one-month LIBOR with monthly settlement.