Form 10-Q
period 2014-03-31
Blueknight Energy Partners, L.P.
filed 2014-05-07
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, there were 30,158,619 Series A Preferred Units and 22,925,092 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS (in thousands, except per unit data)

	As of	As of
	December 31, 2013	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,182	$906
Accounts receivable, net of allowance for doubtful accounts of $69 for both dates	12,244	11,525
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	3,149	2,716
Prepaid insurance	1,694	2,467
Assets held for sale, net of accumulated depreciation and impairments of $166 at both dates	338	338
Other current assets	4,321	3,948
Total current assets	24,928	21,900
Property, plant and equipment, net of accumulated depreciation and impairments of $171,056 and $175,198 at December 31, 2013 and March 31, 2014, respectively	297,400	301,259
Investment in unconsolidated affiliate	19,498	19,294
Goodwill	7,216	7,216
Debt issuance costs, net	3,580	3,381
Intangibles and other assets, net	2,126	1,907
Total assets	$354,748	$354,957
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$6,537	$7,811
Accrued interest payable	482	244
Accrued property taxes payable	1,810	1,379
Unearned revenue	2,326	2,000
Unearned revenue with related parties	90	91
Accrued payroll	7,379	3,706
Other current liabilities	4,959	3,717
Total current liabilities	23,583	18,948
Long-term payable to related parties	153	144
Other long-term liabilities	2,554	3,687
Interest rate swaps liability	—	355
Long-term debt	273,000	281,000
Commitments and contingencies (Note 13)
Partners’ capital:
Series A Preferred Units (30,158,619 units issued and outstanding for both dates)	204,599	204,599
Common unitholders (22,786,101 and 22,925,092 units issued and outstanding at December 31, 2013 and March 31, 2014, respectively)	461,149	456,574
General partner interest (2.1% with 1,127,755 general partner units outstanding for both dates)	(610,290)	(610,350)
Total Partners’ capital	55,458	50,823
Total liabilities and Partners’ capital	$354,748	$354,957

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended March 31,
	2013	2014
	(unaudited)
Service revenue:
Third party revenue	$32,057	$34,236
Related party revenue	12,479	12,206
Total revenue	44,536	46,442
Expenses:
Operating	31,484	35,500
General and administrative	4,667	4,487
Total expenses	36,151	39,987
Gain (loss) on sale of assets	(216)	397
Operating income	8,169	6,852
Other income (expense):
Equity loss in unconsolidated affiliate	(56)	(204)
Interest expense (net of capitalized interest of $242 and $80, respectively)	(2,732)	(2,655)
Income from continuing operations before income taxes	5,381	3,993
Provision for income taxes	74	101
Income from continuing operations	5,307	3,892
Discontinued Operations:
Income from discontinued operations	715	—
Net income	$6,022	$3,892

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$187	$93
Preferred interest in net income	$5,391	$5,391
Income (loss) available to limited partners	$444	$(1,592)

Basic and diluted net loss from continuing operations per common unit	$(0.01)	$(0.07)
Basic and diluted net income from discontinued operations per common unit	$0.03	$—
Basic and diluted net income (loss) per common unit	$0.02	$(0.07)

Weighted average common units outstanding - basic and diluted	22,675	22,900

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
Balance, December 31, 2013	$461,149	$204,599	$(610,290)	$55,458
Net income	(1,580)	5,391	81	3,892
Equity-based incentive compensation	(52)	—	(1)	(53)
Profits interest contribution	—	—	37	37
Distributions	(2,943)	(5,391)	(177)	(8,511)
Balance, March 31, 2014	$456,574	$204,599	$(610,350)	$50,823

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months ended March 31,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income	$6,022	$3,892
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	31	—
Depreciation and amortization	5,823	6,317
Amortization and write-off of debt issuance costs	455	199
Unrealized loss related to interest rate swaps	—	355
Loss (gain) on sale of assets	222	(397)
Equity-based incentive compensation	526	(53)
Equity loss in unconsolidated affiliate	56	204
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(2,080)	719
Decrease in receivables from related parties	1,171	433
Decrease in prepaid insurance	659	261
Decrease in other current assets	28	373
Decrease in other assets	15	76
Decrease in accounts payable	(1,680)	(1,072)
Increase (decrease) in accrued interest payable	131	(238)
Decrease in accrued interest payable to related parties	(69)	—
Decrease in accrued property taxes	(470)	(431)
Increase in unearned revenue	450	832
Decrease in unearned revenue from related parties	(71)	(8)
Decrease in accrued payroll	(2,819)	(3,673)
Decrease in other accrued liabilities	(401)	(1,569)
Net cash provided by operating activities	7,999	6,220
Cash flows from investing activities:
Capital expenditures	(13,907)	(7,878)
Proceeds from sale of assets	1	453
Investment in unconsolidated affiliate	(14,000)	—
Net cash used in investing activities	(27,906)	(7,425)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(240)	(597)
Debt issuance costs	(223)	—
Payments on long-term payable to related party	(446)	—
Borrowings under credit facility	30,000	15,000
Payments under credit facility	(4,000)	(7,000)
Capital contribution related to profits interest	37	37
Distributions	(8,222)	(8,511)
Net cash provided by (used in) financing activities	16,906	(1,071)
Net decrease in cash and cash equivalents	(3,001)	(2,276)
Cash and cash equivalents at beginning of period	3,177	3,182
Cash and cash equivalents at end of period	$176	$906

Supplemental disclosure of cash flow information:
Increase in accounts payable related to purchase of property, plant and equipment	$140	$2,346
Increase in accrued liabilities related to insurance premium financing agreement	$—	$899

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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).  The consolidated statements of operations for the three months ended March 31, 2013 and 2014, the consolidated statement of changes in partners’ capital for the three months ended March 31, 2014, the statement of cash flows for the three months ended March 31, 2013 and 2014, and the consolidated balance sheet as of March 31, 2014 are unaudited.  In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2013 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2014 (the “2013 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 4 of the Notes to Consolidated Financial Statements in its 2013 Form 10-K. A reclassification has been made to the consolidated statements of operations for the three months ended March 31, 2013 to conform to the current financial statement presentation.  This was a recasting of amounts related to discontinued operations (see Note 3). The reclassification has no impact on net income.

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

3.     DISCONTINUED OPERATIONS

Northumberland, PA Asphalt Facility

On November 1, 2013, the Partnership entered into a litigation settlement in which title to its Northumberland, Pennsylvania asphalt facility was conveyed on November 21, 2013 to the counterparty to the settlement agreement in return for complete indemnification from any and all environmental liabilities or lawsuits related to the facility. The Partnership recognized a loss on the disposal of the facility of $0.6 million in 2013. The financial results of the Partnership’s operations related to the Northumberland asphalt facility are reflected as discontinued operations in the consolidated statements of operations. All prior periods presented have been recast to reflect the discontinued operations.

The amounts of revenue, costs and income taxes reported in discontinued operations are set forth in the table below for the period indicated:

Three Months ended March 31,
2013

Total revenue	$164
Expenses:
Operating	28
Income from discontinued operations	$136

Basic and diluted net income from discontinued operations per common unit	$0.01

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

Thompson to Webster Pipeline System

In September 2013, the Partnership experienced an oil spill on its Thompson to Webster Gathering System. As the costs associated with future maintenance of the pipeline and the potential future realizable cash flows from this pipeline were assessed, the Partnership determined that it was not economically feasible for it to continue to operate the pipeline. The Partnership assessed the recoverability of the carrying value of this asset and determined it was impaired. This resulted in $5.7 million of impairment expense being recorded in 2013, which reduced the carrying value of this pipeline to the discounted future net cash flows the Partnership expected to realize from this asset. During the discussions with the current shipper on necessary future maintenance and the possibility of idling the system, the shipper expressed interest in purchasing the system. On December 30, 2013, the sale to the shipper was finalized. The financial information of the Thompson to Webster pipeline facility is reflected as discontinued operations in the consolidated statements of operations. All prior periods presented have been recast to reflect the discontinued operations.

The amounts of revenue, costs and income taxes reported in discontinued operations are set forth in the table below for the period indicated:

Three Months ended March 31,
2013

Total revenue	$884
Expenses:
Operating	299
Loss on sale of assets	(6)
Income from discontinued operations	$579

Basic and diluted net income from discontinued operations per common unit	$0.02

The following table discloses the major classes of discontinued assets and liabilities related to the Thompson-Webster system at the disposal date:

December 30, 2013
Thompson to Webster pipeline system
(in thousands)
Assets
Accounts Receivable	$400
Plant, property and equipment, net	1,000
Assets of discontinued operations	$1,400

Liabilities
Accounts Payable	$1
Deferred Revenue	148
Other liabilities	$339
Liabilities of discontinued operations	$488

4.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2013	March 31, 2014

		(dollars in thousands)
Land	N/A	$16,374	$17,282
Land improvements	10-20	6,306	6,257
Pipelines and facilities	5-30	144,261	148,852
Storage and terminal facilities	10-35	234,208	235,926
Transportation equipment	3-10	16,735	15,626
Office property and equipment and other	3-20	26,371	26,677
Pipeline linefill and tank bottoms	N/A	10,193	10,193
Construction-in-progress	N/A	14,008	15,644
Property, plant and equipment, gross		468,456	476,457
Accumulated depreciation and impairments		(171,056)	(175,198)
Property, plant and equipment, net		$297,400	$301,259

Depreciation expense for the three months ended March 31, 2013 and 2014 was $5.8 million and $6.3 million, respectively.

5.    DEBT

On June 28, 2013, the Partnership entered into an amended and restated credit agreement which consists of a $400.0 million revolving loan facility. As of May 2, 2014, approximately $281.0 million of revolver borrowings and $0.5 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $118.5 million available capacity for additional revolver borrowings and letters of credit under the credit facility, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit facility. In connection with entering into the amended and restated credit agreement, the Partnership paid certain upfront fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement.  The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after June 28, 2013 refer to the amended and restated credit agreement.

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

The credit agreement will mature on June 28, 2018, and all amounts outstanding under the credit agreement will become due and payable on such date.  The Partnership may prepay all loans under the credit agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The credit agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, property or casualty insurance claims, and condemnation proceedings, unless the Partnership reinvests such proceeds in accordance with the credit agreement, but these mandatory prepayments will not require any reduction of the lenders’ commitments under the credit agreement.

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

At March 31, 2014, the Partnership’s consolidated total leverage ratio was 3.95 to 1.00 and the consolidated interest coverage ratio was 7.68 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of March 31, 2014.

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

Each of the following is an event of default under the credit agreement:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to meet the quarterly financial covenants;

•	failure to observe any other agreement, obligation or covenant in the credit agreement or any related loan document, subject to cure periods for certain failures;

•	the failure of any representation or warranty to be materially true and correct when made;

•	the Partnership’s, or any of its restricted subsidiaries’, default under other indebtedness that exceeds a threshold amount;

•	judgments against the Partnership or any of its restricted subsidiaries, in excess of a threshold amount;

•	certain ERISA events involving the Partnership or its restricted subsidiaries resulting in a material adverse effect on the Partnership;

•	bankruptcy or other insolvency events involving the General Partner, the Partnership or any of its restricted subsidiaries; and

•
a change of control (as defined in the credit agreement, but generally being (i) the General Partner ceasing to own 100% of the Partnership’s general partner interest or ceasing to control the Partnership or (ii) Vitol Holding B.V. (together with its affiliates, “Vitol”) and Charlesbank Capital Partners, LLC ceasing to collectively own and control 50.0% or more of the membership interests of the General Partner).

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

Upon the execution of the amended and restated credit agreement, the Partnership expensed $1.8 million of debt issuance costs related to the extinguished term loan, and the Partnership expensed $0.2 million in debt issuance costs related to its revolving loan facility, leaving a remaining balance of $0.5 million ascribed to those lenders with commitments under both the prior and the amended and restated credit facility. During the three months ended March 31, 2013, the Partnership capitalized debt issuance costs of $0.2 million related to the prior credit facility. The debt issuance costs are being amortized over the term of the amended and restated credit agreement. Interest expense related to debt issuance cost amortization for the three months ended March 31, 2013 and 2014 was $0.5 million and $0.2 million, respectively.

During the three months ended March 31, 2013 and 2014, the weighted average interest rate under the Partnership’s credit agreement was 5.13% and 3.44%, respectively, resulting in interest expense of approximately $2.9 million and $2.4 million, respectively. As of March 31, 2014, borrowings under the Partnership’s amended and restated credit agreement bore interest at a weighted average interest rate of 3.41%.

During the three months ended March 31, 2013 and 2014, the Partnership capitalized interest of $0.2 million and $0.1 million, respectively.
The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014 the Partnership entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement becomes effective June 28, 2014 and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, the Partnership will pay a fixed rate of 1.45% and will receive one-month LIBOR with monthly settlement. The second agreement becomes effective January 28, 2015 and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, the Partnership will pay a fixed rate of 1.97% and will receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at March 31, 2014 is a liability of $0.4 million and is recorded in long-term derivative liabilities on the consolidated balance sheet. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.

6.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended March 31,
	2013	2014
Net income from continuing operations	$5,307	$3,892
Income from discontinued operations	715	—
Net income	$6,022	$3,892
General partner interest in net income	187	93
Preferred interest in net income	5,391	5,391
Income (loss) available to limited partners	$444	$(1,592)

Basic and diluted weighted average number of units:
Common units	22,675	22,900
Restricted and phantom units	564	526

Basic and diluted net loss from continuing operations per common unit	$(0.01)	$(0.07)
Basic and diluted net income from discontinued operations per common unit	$0.03	$—
Basic and diluted net income per common unit	$0.02	$(0.07)

7.    DISTRIBUTIONS

On April 22, 2014, the Board approved a distribution of $0.17875 per Preferred Unit, or a total distribution of $5.4 million, for the quarter ending March 31, 2014.  The Partnership will pay this distribution on the preferred units on May 15, 2014 to unitholders of record as of May 5, 2014.

In addition, the Board declared a cash distribution of $0.13 per unit on its outstanding common units, a 2.8% increase over the previous quarter’s distribution. The distribution will be paid on May 15, 2014 to unitholders of record on May 5, 2014. The distribution is for the three months ended March 31, 2014. The total distribution will be approximately $3.1 million, with approximately $3.0 million and less than $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s long-term incentive plan.

8.    RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol as well as certain operating, strategic assessment, economic evaluation and project design services.  For the three months ended March 31, 2013 and 2014, the Partnership recognized revenues of $12.5 million and $12.0 million, respectively, for services provided to Vitol.  As of December 31, 2013 and March 31, 2014, the Partnership had receivables from Vitol of $3.0 million and $2.7 million, respectively.

The Partnership also provides operating and administrative services to Advantage Pipeline. For the three months ended March 31, 2014, the Partnership earned revenues of $0.2 million for services provided to Advantage Pipeline. The Partnership did not earn any revenues from Advantage Pipeline during the three months ended March 31, 2013. As of December 31, 2013 and March 31, 2014, the Partnership had receivables from Advantage Pipeline of $0.2 million and less than $0.1 million, respectively.

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

In each of December 2011, 2012 and 2013, 7,500 restricted common units were granted which vest in one-third increments over three years.  These grants were made in connection with the anniversary of the independent directors joining the Board. The fair value of the restricted units for the 2011 and 2012 grants was less than $0.1 million while the fair value of the restricted units for the 2013 grant was $0.1 million.

In March 2012, 2013 and 2014 grants for 353,300, 251,106 and 276,773 phantom units, respectively, were made, which vest on January 1, 2015, January 1, 2016 and January 1, 2017, respectively.  These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $6.76, $8.75 and $9.06 per unit, respectively, which is the closing market price on the grant date of the awards. The value of these award grants was approximately $2.4 million, $2.2 million and $2.5 million, respectively, on their grant date. The unrecognized estimated compensation cost of outstanding phantom units at March 31, 2014 was $3.2 million, which will be recognized over the remaining vesting period.

In September 2012, Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at March 31, 2014 was $2.0 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for each of the three months ended March 31, 2013 and 2014 was $0.5 million.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,058,162	$7.03
Granted	276,773	9.06
Vested	198,936	8.23
Forfeited	7,955	8.06
Nonvested at March 31, 2014	1,128,044	$7.31

10.    EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.3 million and $0.4 million for the three months ended March 31, 2013 and 2014, respectively, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.3 million and $0.2 million for the three months ended March 31, 2013 and 2014, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

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

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps liability	$355	—	—	$355
Total	$355	—	—	$355

The Partnership had no recurring financial assets or liabilities subject to fair value measurements as of December 31, 2013.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Measurements Using Significant Unobservable Inputs (Level 3)
Three Months ended March 31, 2014
Beginning Balance	$—
Total gains or losses (realized/unrealized):
Included in earnings(1)	(355)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—
Ending Balance	$(355)

The amount of total income for the period included in earnings attributable to the change in unrealized gains for liabilities still held at the reporting date	$(355)
____________________

(1)	Amounts reported as included in earnings are reported as interest expense on the statements of operations.

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

At March 31, 2014, the carrying values on the condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at March 31, 2014 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended March 31,
	2013	2014
Crude Oil Terminalling and Storage Services
Service revenue
Third party revenue	$2,867	$2,841
Related party revenue	5,438	4,515
Total revenue for reportable segments	8,305	7,356
Operating expenses (excluding depreciation and amortization)	816	970
Operating margin (excluding depreciation and amortization)	7,489	6,386
Total assets (end of period)	$63,816	$67,436

Crude Oil Pipeline Services
Service revenue
Third party revenue	$3,277	$3,099
Related party revenue	1,233	1,887
Total revenue for reportable segments	4,510	4,986
Operating expenses (excluding depreciation and amortization)	3,707	4,381
Operating margin (excluding depreciation and amortization)	803	605
Total assets (end of period)	$128,733	164,902

Crude Oil Trucking and Producer Field Services
Service revenue
Third party revenue	$12,018	$13,850
Related party revenue	5,310	5,547
Total revenue for reportable segments	17,328	19,397
Operating expenses (excluding depreciation and amortization)	15,218	16,980
Operating margin (excluding depreciation and amortization)	2,110	2,417
Total assets (end of period)	$21,328	$24,877

Asphalt Services
Service revenue
Third party revenue	$13,895	$14,446
Related party revenue	498	257
Total revenue for reportable segments	14,393	14,703
Operating expenses (excluding depreciation and amortization)	6,007	6,852
Operating margin (excluding depreciation and amortization)	8,386	7,851
Total assets (end of period)	$104,836	$97,742

Total operating margin (excluding depreciation and amortization)(1)	$18,788	$17,259

____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended March 31,
	2013	2014
Operating margin (excluding depreciation and amortization) from continuing operations	$18,788	$17,259
Depreciation and amortization on continuing operations	(5,736)	(6,317)
General and administrative expenses	(4,667)	(4,487)
Gain (loss) on sale of assets	(216)	397
Interest expense	(2,732)	(2,655)
Equity loss in unconsolidated entity	(56)	(204)
Income from continuing operations before income taxes	$5,381	$3,993

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

On October 27, 2008, Keystone Gas Company (“Keystone”) filed suit against the Partnership in Oklahoma State District Court in Creek County alleging that it is the rightful owner of certain segments of the Partnership’s pipelines and related rights of way, located in Payne and Creek Counties, that the Partnership acquired from SemCorp in connection with the Partnership’s initial public offering in 2007. Keystone seeks to quiet title to the specified rights of way and pipelines and seeks damages up to the net profits derived from the disputed pipelines. There has been no determination of the extent of potential damages for the Partnership’s use of such pipelines. The Partnership has filed a counterclaim against Keystone alleging that it is wrongfully using a segment of a pipeline that is owned by the Partnership in Payne and Creek Counties. The Partnership intends to vigorously defend these claims. No trial date has been set by the court. The parties are engaged in discovery and continuing settlement negotiations. The Partnership believes that any settlement will not have a material adverse effect on the Partnership’s financial condition or results of operations.

On February 6, 2012, the Partnership filed suit against SemCorp and others in Oklahoma County District Court. In the suit, the Partnership is seeking a judgment that SemCorp immediately return approximately 140,000 barrels of crude oil linefill belonging to the Partnership, and the Partnership is seeking judgment in an amount in excess of $75,000 for actual damages, special damages, punitive damages, pre-judgment interest, reasonable attorney’s fees and costs, and such other relief that the Court deems equitable and just. On March 22, 2012, SemCorp filed a motion to dismiss and transfer to Tulsa County.  On April 18, 2012, SemCorp filed a motion for summary judgment, and, on May 1, 2012, the District Court of Oklahoma County ordered a transfer to Tulsa County.  The Partnership contested SemCorp’s motion for summary judgment, which was referred to a special master for report and recommendation.  On June 10, 2013, the special master filed a report with the District Court of Tulsa County, finding a shortage in the Partnership’s Cushing Terminal and Oklahoma pipeline system of approximately 148,000 barrels and an excess of approximately 130,000 in SemCorp’s physical inventory. The Special Master noted that she was unable to more precisely trace the shortage and length (excess held by SemCorp) due to the manner in which SemCorp operated the Cushing Terminal and maintained related records. On June 25, 2013, the Partnership filed a notice of non-objection and motion to adopt the special master’s report, which was granted on February 12, 2014. On September 17, 2013, the Partnership filed a motion for summary judgment as to the liability of SemCorp for the Partnership’s claims for breach of contract and negligence by a bailee.  On October 7, 2013, SemCorp renewed its motion for summary judgment, which the Partnership timely opposed.  On February 20, 2014, the Court denied summary judgment motions of both SemCorp and the Partnership. The Court allowed for additional discovery to take place and referred all discovery matters to the Special Master, as appropriate, and made other procedural rulings. Discovery proceedings are moving forward as directed by the Special Master, and the Partnership reasserted certain of its claims in accordance with the Court’s directives. The Partnership intends to seek additional damages from SemCorp related to various injuries to the Partnership as a result of SemCorp’s refusal to return the Partnership’s crude oil or to pay the Partnership for the fair market value of the missing oil.  A pre-trial conference is scheduled for November 20, 2014.

In late November 2013, one of the Partnership’s pipelines in East Texas leaked approximately 500 barrels of oil. The response and clean-up cost is expected to total approximately $2.1 million, all of which is reflected in the Partnership’s 2013 results of operations. The Partnership made a claim against its pollution liability insurance provider (Aspen) to cover the expenses related to the spill and has paid its deductible of $250,000.  In early February, Aspen filed a lawsuit against the Partnership to rescind the policy.  The Partnership believes the lawsuit is an attempt by Aspen to avoid paying a valid claim. The Partnership plans to vigorously defend this suit and has filed counterclaims.

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

14.    INCOME TAXES

The anticipated after-tax economic benefit of an investment in the Partnership’s units depends largely on the Partnership being treated as a partnership for federal income tax purposes. If less than 90% of the gross income of a publicly traded partnership, such as the Partnership, for any taxable year is “qualifying income” from sources such as the transportation, marketing (other than to end users), or processing of crude oil, natural gas or products thereof, interest, dividends or similar sources, that partnership will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years.

If the Partnership were treated as a corporation for federal income tax purposes, then it would pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions would generally be taxed again to unitholders as corporate distributions and none of the Partnership’s income, gains, losses, deductions or credits would flow through to its unitholders. Because a tax would be imposed upon the Partnership as an entity, cash available for distribution to its unitholders would be substantially reduced. Treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of the Partnership’s units.

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at March 31, 2014 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$1,000
Deferred tax asset	1,000

Less: valuation allowance	(1,000)
Net deferred tax asset	$—

Given that the Partnership’s subsidiary that is taxed as a corporation has a limited earnings history for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, the Partnership has provided a full valuation allowance against its deferred tax asset.

15.    RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendment provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Partnership adopted this update in January 2014, and the impact was not material.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment.” The amendments in this update change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P. , together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C., (3) Vitol refers to Vitol Holding B.V., its affiliates and subsidiaries (other than our General Partner and us) and (4) Charlesbank refers to Charlesbank Capital Partners, LLC, its affiliates and subsidiaries (other than our General Partner and us).  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2014 (the “2013 Form 10-K”).

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the 2013 Form 10-K.

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

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues. For the three months ended March 31, 2014, we derived approximately $12.0 million and $0.2 million of our revenues from services we provided to Vitol and Advantage Pipeline L.L.C. (“Advantage Pipeline”), respectively, with the remainder of our services being provided to third parties.

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

As of May 2, 2014, we had approximately 5.2 million barrels of crude oil storage under service contracts with remaining terms ranging from month-to-month to 20 months, including 1.5 million barrels of crude oil storage contracts that expire by the end of 2014. We are in negotiations to contract the remaining storage capacity; however, there is no certainty that contracts will be renewed, or, if renewed, will be at the same or similar rates as the expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

There are a number of market dynamics currently taking place at the Cushing Interchange, including a backwardated market for West Texas Intermediate crude oil, increased Cushing storage capacity, the reversal of Seaway pipeline and significant production increases in Kansas, Oklahoma and Texas. These trends are negatively impacting demand for crude oil storage and putting downward pressure on storage rates. The current market environment places more importance on services and connectivity and, as a result, we plan to invest approximately $8.0 million in capital projects in Cushing in 2014 to enhance our connectivity and crude oil blending services. We believe our mix and delivery of services will differentiate us from competitors.

We have leases and storage agreements with third party customers for our 42 asphalt facilities.  The majority of the leases and storage agreements related to these facilities have terms that expire between the end of 2016 and the end of 2018.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

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

During the three months ended March 31, 2014, we transported approximately 48,900 barrels per day on our pipelines, a decrease of 19% as compared to the three months ended March 31, 2013. The decreased throughput is primarily on our East Texas pipeline system and is a result of the reversal of a competing pipeline. We are actively pursuing opportunities to increase utilization of our East Texas pipeline system, however, there can be no assurances that we will be successful in these efforts. Vitol accounted for 28% of volumes transported in our pipelines in the three months ended March 31, 2014.

For the three months ended March 31, 2014, we transported approximately 69,000 barrels per day on our crude oil transport trucks, an increase of 23% as compared to the three months ended March 31, 2013. Vitol accounted for approximately 43% of volumes transported by our crude oil transport trucks in the three months ended March 31, 2014.

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

Given that our subsidiary that is taxed as a corporation has a limited earnings history for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of March 31, 2014.

Distributions

The amount of distributions we pay and the decision to make any distribution is determined by the Board, which has broad discretion to establish cash reserves for the proper conduct of our business and for future distributions to our unitholders. In addition, our cash distribution policy is subject to restrictions on distributions under our credit facility.

On April 22, 2014, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $5.4 million, for the quarter ending March 31, 2014.  We will pay this distribution on the preferred units on May 15, 2014 to unitholders of record as of May 5, 2014.

In addition, we declared a cash distribution of $0.13 per unit on our outstanding common units, a 2.8% increase over the previous quarter’s distribution. The distribution will be paid on May 15, 2014 to unitholders of record on May 5, 2014. The distribution is for the three months ended March 31, 2014. The total distribution to be paid is approximately $3.1 million, with approximately $3.0 million and less than $0.1 million paid to our common unitholders and general partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under the our long-term incentive plan.

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

The table below summarizes our financial results for the three months ended March 31, 2013 and 2014, reconciled to the most directly comparable GAAP measure:

	Three Months ended March 31,		Favorable/(Unfavorable)
Operating Results			2013-2014
(in thousands)	2013	2014	$	%
Operating Margin, excluding depreciation and amortization
Crude oil terminalling and storage operating margin	$7,489	$6,386	(1,103)	(15)%
Crude oil pipeline services operating margin	803	605	(198)	(25)%
Crude oil trucking and producer field services operating margin	2,110	2,417	307	15%
Asphalt services operating margin	8,386	7,851	(535)	(6)%
Total operating margin, excluding depreciation and amortization	18,788	17,259	(1,529)	(8)%

Depreciation and amortization	(5,736)	(6,317)	(581)	(10)%
General and administrative expenses	(4,667)	(4,487)	180	4%
Gain (loss) on sale of assets	(216)	397	613	284%

Operating income:	8,169	6,852	(1,317)	(16)%

Other income (expense)
Equity loss in unconsolidated entity	(56)	(204)	(148)	(264)%
Interest expense	(2,732)	(2,655)	77	3%
Income tax expense	(74)	(101)	(27)	(36)%
Net income from continuing operations	5,307	3,892	(1,415)	(27)%
Income from discontinued operations	715	—	(715)	(100)%
Net Income	$6,022	$3,892	(2,130)	(35)%

Total operating margin excluding depreciation and amortization decreased from 2013 to 2014 due to several factors including decreases in our storage and terminalling segment as changes in market demand for crude oil storage services led to decreases in the rates we charged our customers for those services, a refinery turnaround that reduced throughput on our Eagle North pipeline and increases in maintenance and repair expenses in our pipeline segment.

A more detailed analysis of changes in operating margin by segment follows.

Analysis of Operating Segments

Crude oil terminalling and storage segment

Our terminalling and storage segment operations generally consist of fee-based activities associated with providing storage, terminalling, and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling and storage segment for the periods indicated:

	Three Months ended March 31,		Favorable/(Unfavorable)
Operating results			2013-2014
(in thousands)	2013	2014	$	%
Revenues
Third Party Revenues	$2,867	$2,841	(26)	(1)%
Related Party Revenues	5,438	4,515	(923)	(17)%
Total Revenues	8,305	7,356	(949)	(11)%
Operating Expenses (excluding depreciation and amortization)	816	970	(154)	(19)%
Operating Margin (excluding depreciation and amortization)	$7,489	$6,386	(1,103)	(15)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	5,200	3,200	(2,000)	(38)%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	64	111	47	73%

The following is a discussion of items impacting crude oil terminalling and storage segment operating margin for the periods indicated:

•
Revenues and operating margin have decreased due to changes in market dynamics at the Cushing Interchange, which include: a backwardated market for West Texas Intermediate crude, increased Cushing storage capacity, the reversal of Seaway pipeline and significant production increases in Kansas, Oklahoma and Texas.  These trends have negatively impacted demand for crude oil storage and have created downward pressure on storage rates.  The current market environment places more importance on services and connectivity. As a result, we plan to invest approximately $8.0 million in capital expansion projects in Cushing in 2014 to enhance our connectivity and blending services.  We believe our mix and delivery of services will differentiate us from competitors.

•
Operating expenses excluding depreciation and amortization were impacted primarily by maintenance expense incurred in relation to crude oil storage tank inspections and related maintenance which increased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. These increased costs are attributed to the timing of tank inspection projects.

Crude oil pipeline services

Our crude oil pipeline services segment operations generally consist of fee-based activity associated with transporting crude oil products on pipelines. Revenues are generated primarily through tariffs and other transportation fees.

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

	Three Months ended March 31,		Favorable/(Unfavorable)
Operating results			2013-2014
(in thousands)	2013	2014	$	%
Revenues
Third Party Revenues	$3,277	$3,099	(178)	(5)%
Related Party Revenues	1,233	1,887	654	53%
Total Revenues	4,510	4,986	476	11%
Operating Expenses (excluding depreciation and amortization)	3,707	4,381	(674)	(18)%
Operating Margin (excluding depreciation and amortization)	$803	$605	(198)	(25)%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	18	20	2	11%
Eagle North	14	12	(2)	(14)%
East Texas	24	17	(7)	(29)%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•	Volumes on our Mid-Continent system were positively impacted by the addition of our Arbuckle pipeline in the fourth quarter of 2013.

•
Volumes on our East Texas system decreased from 2013 to 2014 as a result of the loss of one customer that took volumes to one of its own pipelines in connection with a reversal of the flow of the customer’s pipeline.

•
Operating expenses increased primarily as a result of maintenance and repair expenses. We incurred increased costs associated with pipeline inspections and related maintenance during the three months ended March 31, 2014. At this time we do not anticipate a significant variance in maintenance and repair expense for our pipeline services segment for all of 2014 as compared to 2013.

Crude oil trucking and producer field services

Our crude oil trucking and producer field services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking and producer field services segment for the periods indicated:

	Three Months ended March 31,		Favorable/(Unfavorable)
Operating results			2013-2014
(in thousands)	2013	2014	$	%
Revenues
Third Party Revenues	$12,018	$13,850	1,832	15%
Related Party Revenues	5,310	5,547	237	4%
Total Revenues	17,328	19,397	2,069	12%
Operating Expenses (excluding depreciation and amortization)	15,218	16,980	(1,762)	(12)%
Operating Margin (excluding depreciation and amortization)	$2,110	$2,417	307	15%

Average throughput volume (in thousands of barrels per day)	56	69	13	23%

The following is a discussion of items impacting crude oil trucking and producer field services segment operating margin for the periods indicated:

•
We continue to experience significant increases in demand for our trucking services due to increased crude oil production in the Kansas, Oklahoma and Texas markets we serve. In addition, because the current crude oil market is backwardated, there is a higher demand to deliver barrels from the field to market as soon as possible (as opposed to storing barrels and delivering in a later month). As a result, we have experienced increases in volume and equipment utilization which has resulted in increased operating margin without expanding the overall fleet size.

Asphalt services segment

Our asphalt services segment operations generally consist of fee-based activities associated with providing storage, terminalling, and throughput services for asphalt product and residual fuel oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our asphalt services segment for the periods indicated:

	Three Months ended March 31,		Favorable/(Unfavorable)
Operating results			2013-2014
(in thousands)	2013	2014	$	%
Revenues
Third Party Revenues	$13,895	$14,446	551	4%
Related Party Revenues	498	257	(241)	(48)%
Total Revenues	14,393	14,703	310	2%
Operating Expenses (excluding depreciation and amortization)	6,007	6,852	(845)	(14)%
Operating Margin (excluding depreciation and amortization)	$8,386	$7,851	(535)	(6)%

The following is a discussion of items impacting asphalt services segment operating margin for the periods indicated:

•
In December 2013, we conveyed title of our Northumberland, PA asphalt storage facility to Koch as part of a litigation settlement. We do not anticipate a significant impact on operating margin in 2014 as a result of this conveyance, and we anticipate operating margin for the remainder of 2014 to be largely in-line with 2013 results.

•
The increase in operating expenses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily attributed to the timing of tank inspection and maintenance projects. We do not anticipate a significant variance in operating expenses for our asphalt services segment for all of 2014 as compared to 2013.

Other Income and Expenses

General and administrative expenses.  General and administrative expenses remained largely consistent at $4.5 million for the three months ended March 31, 2014 compared to $4.7 million for the three months ended March 31, 2013, and we do not anticipate material changes in general and administrative expenses for the remainder of 2014.

Depreciation and amortization. Depreciation and amortization increased by $0.6 million to $6.3 million for the three months ended March 31, 2014 compared to $5.7 million for the three months ended March 31, 2013 primarily due to our Arbuckle pipeline that was placed in service in the fourth quarter of 2013.

Gain on sale of assets. Gain on sale of assets was $0.4 million for the three months ended March 31, 2014 compared to a loss of $0.2 million for the three months ended March 31, 2013. The loss in 2013 is due to tank parts replacements while the gain in 2014 is from the sale of surplus, used property and equipment.

Equity loss in unconsolidated affiliate. This is attributed to our investment in Advantage Pipeline, and the losses are the result of expenses incurred during the construction of the Pecos River Pipeline. On September 17, 2013, commercial service started on Phase I of the system consisting of the Highway 18 Station near Grandfalls, Texas and 36 miles of pipeline connecting to the Longhorn Pipeline in Crane, Texas.

Interest expense. Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and unrealized losses on the mark-to-market of interest rate swaps. Interest expense related to our credit facility, including amortization of debt issuance costs, decreased by $0.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to a decrease in our interest rate under our new credit facility. This decrease was partially offset by unrealized losses on interest rate swaps of $0.4 million for the three months ended March 31, 2014. The interest rate swap agreements were entered into during the first quarter of 2014. In addition, capitalized interest decreased by $0.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to placing the Arbuckle pipeline in service in the last quarter of 2013.

Income from discontinued operations. During 2013, we sold our Thompson-to-Webster pipeline system in south Texas. In addition, we conveyed title of our Northumberland, PA asphalt storage facility to our counterpart as part of a litigation settlement. The operations of these business components are presented as discontinued operations for all periods presented.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the three months ended March 31, 2013 and 2014:

	Three Months ended March 31,
	2013	2014
	(in millions)
Net cash provided by operating activities	$8.0	$6.2
Net cash used in investing activities	(27.9)	(7.4)
Net cash provided by (used in) financing activities	16.9	(1.1)

Operating Activities.  Net cash provided by operating activities was $6.2 million for the three months ended March 31, 2014, as compared to $8.0 million for the three months ended March 31, 2013.  The decrease in cash provided by operating activities is primarily the result of changes in working capital.

Investing Activities.  Net cash used in investing activities was $7.4 million for the three months ended March 31, 2014, as compared to $27.9 million of net cash used in investing activities for the three months ended March 31, 2013.  The three months ended March 31, 2013 included a $14.0 million investment in Advantage Pipeline. The remaining decrease in cash used in investing activities was primarily the result of a $6.0 million decrease in capital expenditures. Capital expenditures for the three months ended March 31, 2014 and 2013, respectively, included maintenance capital expenditures of $2.1 million and $3.7 million and expansion capital expenditures of $5.8 million and $10.2 million.

Financing Activities.  Net cash used by financing activities was $1.1 million for the three months ended March 31, 2014, as compared to $16.9 million of net cash provided by financing activities for the three months ended March 31, 2013.  Financing activities for the three months ended March 31, 2014 consisted primarily of $8.5 million in distributions to our unitholders and net borrowings on long term debt of $8.0 million.  Financing activities for the three months ended March 31, 2013 consisted primarily of $8.2 million in distributions to our unitholders and net borrowings of $26.0 million which were influenced by the timing of our investment in Advantage Pipeline.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity, although our ability to borrow such funds may be limited by the financial covenants in the credit facility. At March 31, 2014, we had a working capital surplus of $3.0 million. This is primarily a function of our approach to cash management. At March 31, 2014, we had approximately $118.7 million of availability under our revolving credit facility, although our ability to borrow such funds may be limited by the financial covenants in our credit facility.  As of March 31, 2014, we could borrow up to $320.5 million, or an additional $39.2 million, under our credit facility within our covenant restrictions. As of May 2, 2014, we have aggregate unused commitments under our revolving credit facility of approximately $118.5 million, although our ability to borrow such funds may be limited by the financial covenants in our credit facility, and cash on hand of approximately $1.6 million.

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

Expansion capital expenditures for organic growth projects totaled $5.8 million in the three months ended March 31, 2014 compared to $10.2 million in the three months ended March 31, 2013.  We currently expect our expansion capital expenditures for organic growth projects to be approximately $20.0 million to $25.0 million for all of 2014.  Maintenance capital expenditures totaled $1.0 million, net of reimbursable expenditures of $1.1 million, in the three months ended March 31, 2014 compared to $2.5 million, net of reimbursable expenditures of $1.2 million, in the three months ended March 31, 2013.  We currently expect maintenance capital expenditures to be approximately $12.0 million to $14.0 million, net of reimbursable expenditures, in 2014.

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

The credit agreement will mature on June 28, 2018, and all amounts outstanding under our credit agreement shall become due and payable on such date.  We may prepay all loans under our credit agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The credit agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds certain asset sales, property or casualty insurance claims, and condemnation proceedings, unless we reinvest such proceeds in accordance with the credit agreement, but these mandatory prepayments will not require any reduction of the lenders’ commitments under the credit agreement.

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

At March 31, 2014, our consolidated total leverage ratio was 3.95 to 1.00 and our consolidated interest coverage ratio was 7.68 to 1.00.  We were in compliance with all covenants of our credit agreement as of March 31, 2014.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of March 31, 2014, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$318.4	$8.8	$17.6	$292.0	$—
Operating lease obligations	25.2	7.5	10.1	5.2	2.4
Non-compete agreement(2)	0.1	0.1	—	—	—
Employee contract obligations(3)	0.2	0.1	0.1	—	—
____________________

(1)
Represents required future principal repayments of borrowings of $281.0 million and variable rate interest payments of $37.4 million.  At March 31, 2014, our borrowings had an interest rate of approximately 2.92%. This interest rate was used to calculate future interest payments.  All amounts outstanding under our credit agreement mature in June 2018.

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

As of May 2, 2014 we had $281.0 million outstanding under our credit facility that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014 we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement becomes effective June 28, 2014 and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, we will pay a fixed rate of 1.45% and will receive one-month LIBOR with monthly settlement. The second agreement becomes effective January 28, 2015 and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we will pay a fixed rate of 1.97% and will receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at March 31, 2014 is a liability of $0.4 million and is recorded in long-term derivative liabilities on the consolidated balance sheet. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.

During the three months ended March 31, 2014, the weighted average interest rate under our credit agreement was 3.44%. As of March 31, 2014, borrowings under our credit facility bore interest at a weighted average interest rate of 3.41%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of March 31, 2014 and the terms of our credit agreement, an increase or decrease of 100 basis points in the interest rate would result in increased or decreased annual interest expense of approximately $2.8 million.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of March 31, 2014, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 13 to our financial statements, and is incorporated herein by reference thereto.

Item 1A.    Risk Factors

Information about risk factors for the three months ended March 31, 2014 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.    Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	May 7, 2014	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	May 7, 2014	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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

10.1##
Second Amendment to Crude Oil Storage Services Agreement, effective April 1, 2014 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed April 4, 2014, and incorporated herein by reference).

10.2##
Third Amendment to Crude Oil Storage Services Agreement, effective April 1, 2014 (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed April 4, 2014, and incorporated herein by reference).

10.3##
Third Amendment to Crude Oil Storage Services Agreement, effective April 1, 2014 (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed April 4, 2014, and incorporated herein by reference).

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

101#
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Consolidated Balance Sheet as of December 31, 2013 and March 31, 2014; (iii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2014; (iv) Consolidated Statement of Changes in Partners’ Capital for the three months ended March 31, 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2014; and (vi) Notes to Consolidated Financial Statements.

____________________
*     Filed herewith.
#     Furnished herewith

##
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been separately filed with the Securities and Exchange Commission.