Form 10-Q
period 2014-06-30
Blueknight Energy Partners, L.P.
filed 2014-08-06
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 30,158,619 Series A Preferred Units and 22,925,092 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS (in thousands, except per unit data)

	As of	As of
	December 31, 2013	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,182	$1,598
Accounts receivable, net of allowance for doubtful accounts of $69 and $225 at December 31, 2013 and June 30, 2014, respectively	12,244	12,562
Receivables from related parties, net of allowance for doubtful accounts of $0 for both dates	3,149	3,131
Prepaid insurance	1,694	3,397
Assets held for sale, net of accumulated depreciation and impairments of $166 and $180 at December 31, 2013 and June 30, 2014, respectively	338	344
Other current assets	4,321	3,985
Total current assets	24,928	25,017
Property, plant and equipment, net of accumulated depreciation of $171,056 and $181,001 at December 31, 2013 and June 30, 2014, respectively	297,400	303,615
Investment in unconsolidated affiliate	19,498	19,552
Goodwill	7,216	7,216
Debt issuance costs, net	3,580	3,182
Intangibles and other assets, net	2,126	1,772
Total assets	$354,748	$360,354
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$6,537	$6,601
Accrued interest payable	482	170
Accrued property taxes payable	1,810	2,120
Unearned revenue	2,326	2,936
Unearned revenue with related parties	90	234
Accrued payroll	7,379	5,095
Other current liabilities	4,959	3,772
Total current liabilities	23,583	20,928
Unearned revenue with related parties, noncurrent	153	135
Other long-term liabilities	2,554	3,863
Interest rate swaps liability	—	2,002
Long-term debt	273,000	287,000
Commitments and contingencies (Note 13)
Partners’ capital:
Series A Preferred Units (30,158,619 units issued and outstanding for both dates)	204,599	204,599
Common unitholders (22,786,101 and 22,925,092 units issued and outstanding at December 31, 2013 and June 30, 2014, respectively)	461,149	452,245
General partner interest (2.1% with 1,127,755 general partner units outstanding for both dates)	(610,290)	(610,418)
Total Partners’ capital	55,458	46,426
Total liabilities and Partners’ capital	$354,748	$360,354

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2014	2013	2014
	(unaudited)
Service revenue:
Third party revenue	$34,174	$35,197	$66,231	$69,433
Related party revenue	11,504	10,600	23,983	22,806
Total revenue	45,678	45,797	90,214	92,239
Expenses:
Operating	31,823	34,475	63,309	69,976
General and administrative	4,490	4,371	9,157	8,857
Total expenses	36,313	38,846	72,466	78,833
Gain on sale of assets	339	575	123	972
Operating income	9,704	7,526	17,871	14,378
Other income (expense):
Equity earnings (loss) in unconsolidated affiliate	(118)	258	(173)	54
Interest expense (net of capitalized interest of $456, $80, $698, and $160, respectively)	(4,559)	(4,031)	(7,291)	(6,686)
Income from continuing operations before income taxes	5,027	3,753	10,407	7,746
Provision for income taxes	93	134	166	234
Income from continuing operations	4,934	3,619	10,241	7,512
Discontinued Operations:
Income from discontinued operations	1,231	—	1,947	—
Net income	$6,165	$3,619	$12,188	$7,512

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$129	$96	$316	$189
Preferred interest in net income	$5,391	$5,391	$10,782	$10,782
Income (loss) available to limited partners	$645	$(1,868)	$1,090	$(3,459)

Basic and diluted net loss from continuing operations per common unit	$(0.02)	$(0.08)	$(0.03)	$(0.15)
Basic and diluted net income from discontinued operations per common unit	$0.05	$—	$0.08	$—
Basic and diluted net income (loss) per common unit	$0.03	$(0.08)	$0.05	$(0.15)

Weighted average common units outstanding - basic and diluted	22,681	22,925	22,678	22,910

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
Balance, December 31, 2013	$461,149	$204,599	$(610,290)	$55,458
Net income	(3,426)	10,782	156	7,512
Equity-based incentive compensation	518	—	11	529
Profits interest contribution	—	—	74	74
Distributions	(5,996)	(10,782)	(369)	(17,147)
Balance, June 30, 2014	$452,245	$204,599	$(610,418)	$46,426

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months ended June 30,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income	$12,188	$7,512
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	(397)	156
Depreciation and amortization	11,734	12,771
Amortization and write-off of debt issuance costs	2,932	398
Unrealized loss related to interest rate swaps	—	2,002
Gain on sale of assets	(998)	(972)
Equity-based incentive compensation	1,018	529
Equity (earnings) loss in unconsolidated affiliate	173	(54)
Changes in assets and liabilities
Increase in accounts receivable	(2,962)	(474)
Decrease in receivables from related parties	806	18
Decrease in prepaid insurance	500	1,016
Decrease in other current assets	1	336
Decrease in other assets	30	114
Decrease in accounts payable	(1,388)	(791)
Decrease in accrued interest payable	(98)	(312)
Decrease in accrued interest payable to related parties	(304)	—
Increase in accrued property taxes	78	310
Increase in unearned revenue	516	1,973
Increase (decrease) in unearned revenue from related parties	(55)	125
Decrease in accrued payroll	(1,342)	(2,284)
Decrease in other accrued liabilities	(683)	(2,499)
Net cash provided by operating activities	21,749	19,874
Cash flows from investing activities:
Capital expenditures	(31,952)	(18,236)
Proceeds from sale of assets	1,178	1,086
Investment in unconsolidated affiliate	(17,000)	—
Net cash used in investing activities	(47,774)	(17,150)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(1,001)	(1,235)
Debt issuance costs	(3,589)	—
Payments on long-term payable to related party	(2,681)	—
Borrowings under credit facility	314,411	31,000
Payments under credit facility	(263,000)	(17,000)
Capital contribution related to profits interest	74	74
Distributions	(16,518)	(17,147)
Net cash provided by (used in) financing activities	27,696	(4,308)
Net increase (decrease) in cash and cash equivalents	1,671	(1,584)
Cash and cash equivalents at beginning of period	3,177	3,182
Cash and cash equivalents at end of period	$4,848	$1,598

Supplemental disclosure of cash flow information:
Increase in accounts payable related to purchase of property, plant and equipment	$2,254	$855
Increase in accounts receivable related to accrued proceeds on sale of assets	$(207)	$—
Increase in accrued liabilities related to insurance premium financing agreement	$2,610	$2,494

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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).  The consolidated statements of operations for the three and six months ended June 30, 2013 and 2014, the consolidated statement of changes in partners’ capital for the six months ended June 30, 2014, the statement of cash flows for the six months ended June 30, 2013 and 2014, and the consolidated balance sheet as of June 30, 2014 are unaudited.  In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2013 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2014 (the “2013 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 4 of the Notes to Consolidated Financial Statements in its 2013 Form 10-K. A reclassification has been made to the consolidated statements of operations for the three and six months ended June 30, 2013 to reflect a recasting of amounts related to discontinued operations (see Note 3). The reclassification has no impact on net income.

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

The amounts of revenue and costs reported in discontinued operations are set forth in the table below for the period indicated:

	Three Months ended June 30,	Six Months ended June 30,
	2013	2013

Total revenue	$164	$328
Expenses:
Operating	28	56
Income from discontinued operations	$136	$272

Basic and diluted net income from discontinued operations per common unit	$0.01	$0.01

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

The amounts of revenue and costs reported in discontinued operations are set forth in the table below for the period indicated:

	Three Months ended June 30	Six Months ended June 30,
	2013	2013

Total revenue	$456	$1,340
Expenses:
Operating	242	540
Gain on sale of assets	881	875
Income from discontinued operations	$1,095	$1,675

Basic and diluted net income from discontinued operations per common unit	$0.05	$0.07

The following table discloses the major classes of discontinued assets and liabilities related to the Thompson to Webster system at the disposal date:

December 30, 2013
(in thousands)
Assets
Accounts Receivable	$400
Property, plant and equipment, net	1,000
Assets of discontinued operations	$1,400

Liabilities
Accounts Payable	$1
Deferred Revenue	148
Other liabilities	339
Liabilities of discontinued operations	$488

4.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2013	June 30, 2014

		(dollars in thousands)
Land	N/A	$16,374	$17,362
Land improvements	10-20	6,306	6,343
Pipelines and facilities	5-30	144,261	157,118
Storage and terminal facilities	10-35	234,208	237,572
Transportation equipment	3-10	16,735	15,098
Office property and equipment and other	3-20	26,371	26,888
Pipeline linefill and tank bottoms	N/A	10,193	10,193
Construction-in-progress	N/A	14,008	14,042
Property, plant and equipment, gross		468,456	484,616
Accumulated depreciation		(171,056)	(181,001)
Property, plant and equipment, net		$297,400	$303,615

Depreciation expense for the three months ended June 30, 2013 and 2014 was $5.9 million and $6.4 million, respectively, and depreciation expense for the six months ended June 30, 2013 and 2014 was $11.7 million and $12.8 million, respectively.

5.    DEBT

On June 28, 2013, the Partnership entered into an amended and restated credit agreement which consists of a $400.0 million revolving loan facility. As of August 1, 2014, approximately $283.0 million of revolver borrowings and $0.5 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $116.5 million available capacity for additional revolver borrowings and letters of credit under the credit facility, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit facility. In connection with entering into the amended and restated credit agreement, the Partnership paid certain upfront fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement.  The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after June 28, 2013 refer to the amended and restated credit agreement.

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

At June 30, 2014, the Partnership’s consolidated total leverage ratio was 3.75 to 1.00 and the consolidated interest coverage ratio was 8.74 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of June 30, 2014.

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

Upon the execution of the amended and restated credit agreement, the Partnership expensed $1.8 million of debt issuance costs related to the extinguished term loan, and the Partnership expensed $0.2 million in debt issuance costs related to its revolving loan facility, leaving a remaining balance of $0.5 million ascribed to those lenders with commitments under both the prior and the amended and restated credit facility. During the six months ended June 30, 2013, the Partnership capitalized debt issuance costs of $0.2 million related to the prior credit facility. During the three and six months ended June 30, 2013, the Partnership capitalized debt issuance costs of $3.4 million related to the current credit facility for both periods. The Partnership did not incur any debt issuance costs in the three and six months ended June 30, 2014. The debt issuance costs are being amortized over the term of the amended and restated credit agreement. Interest expense related to debt issuance cost amortization for the three months ended June 30, 2013 and 2014 was $0.5 million and $0.2 million, respectively. Interest expense related to debt issuance cost amortization for the six months ended June 30, 2013 and 2014 was $0.9 million and $0.4 million, respectively.

During the three months ended June 30, 2013 and 2014, the weighted average interest rate under the Partnership’s credit agreement was 5.05% and 3.40%, respectively, resulting in interest expense of approximately $3.2 million and $2.5 million, respectively. During the six months ended June 30, 2013 and 2014, the weighted average interest rate under the Partnership’s credit agreement was 5.09% and 3.41%, respectively, resulting in interest expense of approximately $6.1 million and $4.8 million, respectively. As of June 30, 2014, borrowings under the Partnership’s amended and restated credit agreement bore interest at a weighted average interest rate of 3.38%.

During the three months ended June 30, 2013 and 2014, the Partnership capitalized interest of $0.5 million and $0.1 million, respectively.  During the six months ended June 30, 2013 and 2014, the Partnership capitalized interest of $0.7 million and $0.2 million, respectively.
The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014 the Partnership entered into two interest rate swap agreements with an aggregate notional amount of $200.0 million. The first agreement has a notional amount of $100.0 million and became effective June 28, 2014 and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, the Partnership will pay a fixed rate of 1.45% and will receive one-month LIBOR with monthly settlement. The second agreement has a notional amount of $100.0 million and becomes effective January 28, 2015 and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, the Partnership will pay a fixed rate of 1.97% and will receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at June 30, 2014 is a liability of $2.0 million and is recorded in long-term derivative liabilities on the consolidated balance sheet. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.

6.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2014	2013	2014
Net income from continuing operations	$4,934	$3,619	$10,241	$7,512
Income from discontinued operations	1,231	—	1,947	—
Net income	$6,165	$3,619	$12,188	$7,512
General partner interest in net income	129	96	316	189
Preferred interest in net income	5,391	5,391	10,782	10,782
Income (loss) available to limited partners	$645	$(1,868)	$1,090	$(3,459)

Basic and diluted weighted average number of units:
Common units	22,681	22,925	22,678	22,910
Restricted and phantom units	737	727	651	606

Basic and diluted net loss from continuing operations per common unit	$(0.02)	$(0.08)	$(0.03)	$(0.15)
Basic and diluted net income from discontinued operations per common unit	$0.05	$—	$0.08	$—
Basic and diluted net income (loss) per common unit	$0.03	$(0.08)	$0.05	$(0.15)

7.    DISTRIBUTIONS

On July 22, 2014, the Board approved a distribution of $0.17875 per Preferred Unit, or a total distribution of $5.4 million, for the quarter ending June 30, 2014.  The Partnership will pay this distribution on the preferred units on August 14, 2014 to unitholders of record as of August 4, 2014.

In addition, on July 22, 2014, the Board declared a cash distribution of $0.1325 per unit on its outstanding common units, a 1.9% increase over the previous quarter’s distribution. The distribution will be paid on August 14, 2014 to unitholders of record on August 4, 2014. The distribution is for the three months ended June 30, 2014. The total distribution will be approximately $3.2 million, with approximately $3.0 million and $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s long-term incentive plan.

8.    RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol as well as certain operating, strategic assessment, economic evaluation and project design services.  For the three months ended June 30, 2013 and 2014, the Partnership recognized revenues of $11.4 million and $10.3 million, respectively, for services provided to Vitol.  For the six months ended June 30, 2013 and 2014, the Partnership recognized revenues of $23.9 million and $22.4 million, respectively, for services provided to Vitol.  As of December 31, 2013 and June 30, 2014, the Partnership had receivables from Vitol of $3.0 million and $3.1 million, respectively.

The Partnership also provides operating and administrative services to Advantage Pipeline. For the three months ended June 30, 2013 and 2014, the Partnership earned revenues of $0.1 million and $0.3 million, respectively, for services provided to Advantage Pipeline. For the six months ended June 30, 2013 and 2014, the Partnership earned revenues of $0.1 million and $0.4 million, respectively, for services provided to Advantage Pipeline. As of December 31, 2013 and June 30, 2014, the Partnership had receivables from Advantage Pipeline of $0.2 million and less than $0.1 million, respectively.

9.    LONG-TERM INCENTIVE PLAN

In July 2007, the General Partner adopted the Long-Term Incentive Plan (the “LTIP”). The compensation committee of the Board administers the LTIP. Effective April 29, 2014, the Partnership's unitholders approved an amendment to the LTIP to increase the number of common units reserved for issuance under the incentive plan by 1,500,000 common units from 2,600,000 common units to 4,100,000 common units. The common units are deliverable upon vesting.  Although other types of awards are contemplated under the LTIP, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. Certain of the phantom unit awards also include distribution equivalent rights (“DERs”).

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

In March 2012, 2013 and 2014 grants for 353,300, 251,106 and 276,773 phantom units, respectively, were made, which vest on January 1, 2015, January 1, 2016 and January 1, 2017, respectively.  These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $6.76, $8.75 and $9.06 per unit, respectively, which is the closing market price on the grant date of the awards. The value of these award grants was approximately $2.4 million, $2.2 million and $2.5 million, respectively, on their grant date. The unrecognized estimated compensation cost of outstanding phantom units at June 30, 2014 was $2.9 million, which will be recognized over the remaining vesting period.

In September 2012, Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at June 30, 2014 was $1.8 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended June 30, 2013 and 2014 was $0.5 million and $0.6 million, respectively. The Partnership’s equity-based incentive compensation expense for each of the six months ended June 30, 2013 and 2014 was $1.0 million.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,058,162	$7.03
Granted	276,773	9.06
Vested	198,936	8.23
Forfeited	9,615	8.24
Nonvested at June 30, 2014	1,126,384	$7.31

10.    EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis.  The Partnership recognized expense of $0.4 million for the each of the three months ended June 30, 2013 and 2014 for discretionary contributions under the 401(k) Plan. The Partnership recognized expense of $0.7 million for each of the six months ended June 30, 2013 and 2014 for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan.

Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2014, respectively, for discretionary profit sharing contributions under the 401(k) Plan. The Partnership recognized expense of $0.5 million and $0.3 million for the six months ended June 30, 2013 and 2014, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

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

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of June 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps liability	$2,002	—	—	$2,002
Total	$2,002	—	—	$2,002

The Partnership had no recurring financial assets or liabilities subject to fair value measurements as of December 31, 2013.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months ended June 30, 2014	Six Months ended June 30, 2014
Beginning Balance	$(355)	$—
Total gains or losses (realized/unrealized):
Included in earnings(1)	(1,647)	(2,002)
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending Balance	$(2,002)	$(2,002)

The amount of total income for the period included in earnings attributable to the change in unrealized gains (losses) for liabilities still held at the reporting date	$(1,647)	$(2,002)
____________________

(1)	Amounts reported as included in earnings are reported as interest expense on the statements of operations.

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

At June 30, 2014, the carrying values on the condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at June 30, 2014 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

CRUDE OIL PIPELINE SERVICES —The Partnership owns and operates three pipeline systems, the Mid-Continent system, the Longview system and the Eagle North System, that gather crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its pipeline system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. It refers to its second pipeline system, which is located in Texas, as the Longview system.  The Partnership refers to its third system, originating in Cushing, Oklahoma and terminating in Ardmore, Oklahoma, as the Eagle North system.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2014	2013	2014
Crude Oil Terminalling and Storage Services
Service revenue
Third party revenue	$3,066	$2,305	$5,933	$5,145
Related party revenue	4,580	3,131	10,018	7,645
Total revenue for reportable segments	7,646	5,436	15,951	12,790
Operating expenses (excluding depreciation and amortization)	988	1,005	1,804	1,974
Operating margin (excluding depreciation and amortization)	6,658	4,431	14,147	10,816
Total assets (end of period)	$66,884	$67,428	$66,884	$67,428

Crude Oil Pipeline Services
Service revenue
Third party revenue	$2,904	$4,434	$6,182	$7,533
Related party revenue	1,139	1,949	2,372	3,836
Total revenue for reportable segments	4,043	6,383	8,554	11,369
Operating expenses (excluding depreciation and amortization)	3,381	4,735	7,089	9,117
Operating margin (excluding depreciation and amortization)	662	1,648	1,465	2,252
Total assets (end of period)	$149,321	$169,480	$149,321	169,480

Crude Oil Trucking and Producer Field Services
Service revenue
Third party revenue	$12,356	$12,166	$24,373	$26,016
Related party revenue	5,256	5,076	10,565	10,624
Total revenue for reportable segments	17,612	17,242	34,938	36,640
Operating expenses (excluding depreciation and amortization)	15,024	15,646	30,243	32,627
Operating margin (excluding depreciation and amortization)	2,588	1,596	4,695	4,013
Total assets (end of period)	$21,204	$25,258	$21,204	$25,258

Asphalt Services
Service revenue
Third party revenue	$15,848	$16,292	$29,743	$30,739
Related party revenue	529	444	1,028	701
Total revenue for reportable segments	16,377	16,736	30,771	31,440
Operating expenses (excluding depreciation and amortization)	6,608	6,635	12,615	13,487
Operating margin (excluding depreciation and amortization)	9,769	10,101	18,156	17,953
Total assets (end of period)	$108,495	$98,188	$108,495	$98,188

Total operating margin (excluding depreciation and amortization)(1)	$19,677	$17,776	$38,463	$35,034

____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2014	2013	2014
Operating margin (excluding depreciation and amortization) from continuing operations	$19,677	$17,776	$38,463	$35,034
Depreciation and amortization on continuing operations	(5,822)	$(6,454)	(11,558)	(12,771)
General and administrative expenses	(4,490)	(4,371)	(9,157)	(8,857)
Gain on sale of assets	$339	$575	123	972
Interest expense	(4,559)	(4,031)	(7,291)	(6,686)
Equity gain (loss) in unconsolidated entity	$(118)	$258	(173)	54
Income from continuing operations before income taxes	$5,027	$3,753	$10,407	$7,746

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

On October 27, 2008, Keystone Gas Company (“Keystone”) filed suit against the Partnership in Oklahoma State District Court in Creek County alleging that it is the rightful owner of certain segments of the Partnership’s pipelines and related rights of way, located in Payne and Creek Counties, that the Partnership acquired from SemGroup Corporation (together with its predecessors including SemGroup, L.P., subsidiaries and affiliates referred to herein as “SemCorp”) in connection with the Partnership’s initial public offering in 2007. Keystone seeks to quiet title to the specified rights of way and pipelines and seeks damages related to the disputed pipelines. The Partnership has filed a counterclaim against Keystone alleging that it is wrongfully using a segment of a pipeline that is owned by the Partnership in Payne and Creek Counties. The Partnership intends to vigorously defend these claims. No trial date has been set by the court. The parties are engaged in discovery and continuing settlement negotiations. The Partnership believes that any settlement will not have a material adverse effect on the Partnership’s financial condition or results of operations.

On February 6, 2012, the Partnership filed suit against SemCorp and others in Oklahoma County District Court. In the suit, the Partnership is seeking a judgment that SemCorp immediately return approximately 140,000 barrels of crude oil linefill belonging to the Partnership, and the Partnership is seeking judgment in an amount in excess of $75,000 for actual damages, special damages, punitive damages, pre-judgment interest, reasonable attorney’s fees and costs, and such other relief that the Court deems equitable and just. On March 22, 2012, SemCorp filed a motion to dismiss and transfer to Tulsa County.  On April 18, 2012, SemCorp filed a motion for summary judgment, and, on May 1, 2012, the District Court of Oklahoma County ordered a transfer to Tulsa County.  The Partnership contested SemCorp’s motion for summary judgment, which was referred to a Special Master for report and recommendation.  On June 10, 2013, the Special Master filed a report with the District Court of Tulsa County, finding a shortage in the Partnership’s Cushing Terminal and Oklahoma pipeline system of approximately 148,000 barrels and an excess of approximately 130,000 in SemCorp’s physical inventory. The Special Master noted that she was unable to more precisely trace the shortage and length (excess held by SemCorp) due to the manner in which SemCorp operated the Cushing Terminal and maintained related records. On June 25, 2013, the Partnership filed a notice of non-objection and motion to adopt the Special Master’s report, which was granted on February 12, 2014. On September 17, 2013, the Partnership filed a motion for summary judgment as to the liability of SemCorp for the Partnership’s claims for breach of contract and negligence by a bailee.  On October 7, 2013, SemCorp renewed its motion for summary judgment, which the Partnership timely opposed.  On February 20, 2014, the Court denied summary judgment motions of both SemCorp and the Partnership. The Court allowed for additional discovery to take place and referred all discovery matters to the Special Master, as appropriate, and made other procedural rulings. Discovery proceedings are moving forward, and the Partnership reasserted its fraud claims in accordance with the Court’s directives. The Partnership intends to seek additional damages from SemCorp related to various injuries to the Partnership as a result of SemCorp’s refusal to return the Partnership’s crude oil or to pay the Partnership for the fair market value of the missing oil.  A status conference is scheduled for November 20, 2014.

In late November 2013, one of the Partnership’s pipelines in East Texas leaked approximately 500 barrels of oil. The response and clean-up cost is expected to total approximately $2.1 million, all of which is reflected in the Partnership’s 2013 results of operations. The Partnership made a claim against its pollution liability insurance provider (Aspen) to cover the expenses related to the spill and has paid its deductible of $250,000.  In early February 2014, Aspen filed a lawsuit against the

Partnership to rescind the policy.  The Partnership believes the lawsuit is an attempt by Aspen to avoid paying a valid claim. The Partnership plans to vigorously defend this suit and has filed counterclaims. Discovery is underway.

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at June 30, 2014 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$964
Deferred tax asset	964

Less: valuation allowance	(964)
Net deferred tax asset	$—

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2017.

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

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues. For the six months ended June 30, 2014, we derived approximately $22.4 million and $0.4 million of our revenues from services we provided to Vitol and Advantage Pipeline L.L.C. (“Advantage Pipeline”), respectively, with the remainder of our services being provided to third parties.

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

As of August 1, 2014, we had approximately 5.5 million barrels of crude oil storage under service contracts with remaining terms ranging from two months to 27 months, including 1.7 million barrels of crude oil storage contracts that expire by the end of 2014. We are in negotiations to either extend contracts with existing customers or enter into new customer contracts for the storage capacity; however, there is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as the expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

There are a number of market dynamics currently taking place at the Cushing Interchange, including a backwardated market for West Texas Intermediate crude oil, increased Cushing storage capacity, the reversal of Seaway pipeline and significant production increases in Kansas, Oklahoma and Texas. These trends are negatively impacting demand for crude oil storage and putting downward pressure on storage rates. The current market environment places more importance on services and connectivity and, as a result, we plan to invest approximately $8.0 million in capital projects in Cushing in 2014 to enhance our connectivity and crude oil blending services, of which $4.2 million has been spent as of June 30, 2014. We believe our mix and delivery of services will differentiate us from competitors.

We have leases and storage agreements with third party customers for all of our 42 asphalt facilities.  The majority of the leases and storage agreements related to these facilities have terms that expire between the end of 2016 and the end of

2018.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

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

During the three months ended June 30, 2014, we transported approximately 53,800 barrels per day on our pipelines in continuing operations, an increase of 15% as compared to the three months ended June 30, 2013. Vitol accounted for 25% of volumes transported in our pipelines in the three months ended June 30, 2014.

For the three months ended June 30, 2014, we transported approximately 65,700 barrels per day on our crude oil transport trucks, an increase of 16% as compared to the three months ended June 30, 2013. Vitol accounted for approximately 43% of volumes transported by our crude oil transport trucks in the three months ended June 30, 2014.

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

Given that our subsidiary that is taxed as a corporation has a limited earnings history for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of June 30, 2014.

Distributions

The amount of distributions we pay and the decision to make any distribution is determined by the Board, which has broad discretion to establish cash reserves for the proper conduct of our business and for future distributions to our unitholders. In addition, our cash distribution policy is subject to restrictions on distributions under our credit facility.

On July 22, 2014, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $5.4 million, for the quarter ending June 30, 2014.  We will pay this distribution on the preferred units on August 14, 2014 to unitholders of record as of August 4, 2014.

In addition, on July 22, 2014, the Board approved a cash distribution of $0.1325 per unit on our outstanding common units, a 1.9% increase over the previous quarter’s distribution. The distribution will be paid on August 14, 2014 to unitholders of record on August 4, 2014. The distribution is for the three months ended June 30, 2014. The total distribution to be paid is approximately $3.2 million, with approximately $3.0 million and less than $0.1 million paid to our common unitholders and general partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under the our long-term incentive plan.

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

The table below summarizes our financial results for the three and six months ended June 30, 2013 and 2014, reconciled to the most directly comparable GAAP measure:

	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
Operating Results					Three Months		Six Months
(in thousands)	2013	2014	2013	2014	$	%	$	%
Operating Margin, excluding depreciation and amortization
Crude oil terminalling and storage operating margin	$6,658	$4,431	$14,147	$10,816	(2,227)	(33)%	(3,331)	(24)%
Crude oil pipeline services operating margin	662	1,648	1,465	2,252	986	149%	787	54%
Crude oil trucking and producer field services operating margin	2,588	1,596	4,695	4,013	(992)	(38)%	(682)	(15)%
Asphalt services operating margin	9,769	10,101	18,156	17,953	332	3%	(203)	(1)%
Total operating margin, excluding depreciation and amortization	19,677	17,776	38,463	35,034	(1,901)	(10)%	(3,429)	(9)%

Depreciation and amortization	(5,822)	(6,454)	(11,558)	(12,771)	(632)	(11)%	(1,213)	(10)%
General and administrative expenses	(4,490)	(4,371)	(9,157)	(8,857)	119	3%	300	3%
Gain on sale of assets	339	575	123	972	236	70%	849	690%

Operating income:	9,704	7,526	17,871	14,378	(2,178)	(22)%	(3,493)	(20)%

Other income (expense)
Equity earnings (loss) in unconsolidated entity	(118)	258	(173)	54	376	319%	227	131%
Interest expense	(4,559)	(4,031)	(7,291)	(6,686)	528	12%	605	8%
Income tax expense	(93)	(134)	(166)	(234)	(41)	(44)%	(68)	(41)%
Net income from continuing operations	4,934	3,619	10,241	7,512	(1,315)	(27)%	(2,729)	(27)%
Income from discontinued operations	1,231	—	1,947	—	(1,231)	(100)%	(1,947)	(100)%
Net Income	$6,165	$3,619	$12,188	$7,512	(2,546)	(41)%	(4,676)	(38)%

Total operating margin excluding depreciation and amortization decreased from 2013 to 2014 due to several factors including decreases in our storage and terminalling segment as changes in market demand for crude oil storage services led to decreases in the rates we charged our customers for those services and decreases in revenue per barrel in our trucking segment.

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

The following table sets forth our operating results from our crude oil terminalling and storage segment for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
Operating results					Three Months		Six Months
(in thousands)	2013	2014	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$3,066	$2,305	$5,933	$5,145	(761)	(25)%	(788)	(13)%
Related Party Revenues	4,580	3,131	10,018	7,645	(1,449)	(32)%	(2,373)	(24)%
Total Revenues	7,646	5,436	15,951	12,790	(2,210)	(29)%	(3,161)	(20)%
Operating Expenses (excluding depreciation and amortization)	988	1,005	1,804	1,974	(17)	(2)%	(170)	(9)%
Operating Margin (excluding depreciation and amortization)	$6,658	$4,431	$14,147	$10,816	(2,227)	(33)%	(3,331)	(24)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	4,959	1,482	5,092	2,331	(3,477)	(70)%	(2,761)	(54)%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	88	73	76	93	(15)	(17)%	17	22%

The following is a discussion of items impacting crude oil terminalling and storage segment operating margin for the periods indicated:

•
Revenues and operating margin have decreased due to changes in market dynamics at the Cushing Interchange, which include: a backwardated market for West Texas Intermediate crude, increased Cushing storage capacity, the reversal of Seaway pipeline and significant production increases in Kansas, Oklahoma and Texas.  These trends have negatively impacted demand for crude oil storage and have created downward pressure on storage rates.  The current market environment places more importance on services and connectivity. As a result, we plan to invest approximately $8.0 million in capital expansion projects in Cushing in 2014 to enhance our connectivity and blending services, of which $4.2 million has been spent as of June 30, 2014.  We believe our mix and delivery of services will differentiate us from competitors and entice new customers.

•
Operating expenses excluding depreciation and amortization were impacted primarily by maintenance expense associated with planned crude oil storage tank inspections and related maintenance which increased during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. These increased costs are attributed to the timing of tank inspection projects.

Crude oil pipeline services

Our crude oil pipeline services segment operations generally consist of fee-based activity associated with transporting crude oil products on pipelines. Revenues are generated primarily through tariffs and other transportation fees.

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
Operating results					Three Months		Six Months
(in thousands)	2013	2014	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$2,904	$4,434	$6,182	$7,533	1,530	53%	1,351	22%
Related Party Revenues	$1,139	$1,949	2,372	3,836	810	71%	1,464	62%
Total Revenues	4,043	6,383	8,554	11,369	2,340	58%	2,815	33%
Operating Expenses (excluding depreciation and amortization)	3,381	4,735	7,089	9,117	(1,354)	(40)%	(2,028)	(29)%
Operating Margin (excluding depreciation and amortization)	$662	$1,648	$1,465	$2,252	986	149%	787	54%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	17	19	18	19	2	12%	1	6%
Eagle North	12	17	13	15	5	42%	2	15%
East Texas	18	17	21	17	(1)	(6)%	(4)	(19)%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•	Volumes on our Mid-Continent system were positively impacted by the addition of our Arbuckle pipeline in the fourth quarter of 2013.

•
Volumes on our East Texas system decreased from 2013 to 2014 as a result of the loss of one customer that took volumes to one of its own pipelines in connection with a reversal of the flow of the customer’s pipeline.

•
Operating expenses during 2014 increased primarily as a result of an increase in employment and repair and maintenance expenses. Employment expense increased by $0.5 million, or 14%, for the six months ended June 30, 2014 as compared to the six month period ended June 30, 2014 due to additional personnel hired to support the operation of our Oklahoma Arbuckle pipeline and our operation of Advantage Pipeline's Pecos River and Vitol’s Midland pipelines. Repair and maintenance expense increased by $1.0 million, or 61%, for the same periods due to planned maintenance and repair expenses associated with our Oklahoma and East Texas pipeline systems.

Crude oil trucking and producer field services

Our crude oil trucking and producer field services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking and producer field services segment for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
Operating results					Three Months		Six Months
(in thousands)	2013	2014	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$12,356	$12,166	$24,373	$26,016	(190)	(2)%	1,643	7%
Related Party Revenues	5,256	5,076	10,565	10,624	(180)	(3)%	59	1%
Total Revenues	17,612	17,242	34,938	36,640	(370)	(2)%	1,702	5%
Operating Expenses (excluding depreciation and amortization)	15,024	15,646	30,243	32,627	(622)	(4)%	(2,384)	(8)%
Operating Margin (excluding depreciation and amortization)	$2,588	$1,596	$4,695	$4,013	(992)	(38)%	(682)	(15)%

Average volume (in thousands of barrels per day)	57	66	57	68	9	16%	11	19%

The following is a discussion of items impacting crude oil trucking and producer field services segment operating margin for the periods indicated:

•
We continue to experience increased demand for our trucking services due to increased crude oil production in the Kansas, Oklahoma and Texas markets we serve. In addition, because the current crude oil market is backwardated, there is a higher demand to deliver barrels from the field to market as soon as possible (as opposed to storing barrels and delivering in a later month). Despite volume increases in 2014, our operating margin has declined due to a decrease in the average distance barrels are hauled and increased costs associated with retaining drivers.

•
In addition, because of increased demand we have increased our utilization of third party trucking services. We realize lower operating margins when we utilize third party trucking services. We anticipate a decrease in our utilization of third party trucking services in the near term as we reposition our existing fleet of trucks to service areas with the greatest customer demand.

•	We are evaluating our overall rate structure and utilization of third party trucking services and expect to implement changes in the upcoming quarters.

Asphalt services segment

Our asphalt services segment operations generally consist of fee-based activities associated with providing storage, terminalling, and throughput services for asphalt product and residual fuel oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our asphalt services segment for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
Operating results					Three Months		Six Months
(in thousands)	2013	2014	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$15,848	$16,292	$29,743	$30,739	444	3%	996	3%
Related Party Revenues	529	444	1,028	701	(85)	(16)%	(327)	(32)%
Total Revenues	16,377	16,736	30,771	31,440	359	2%	669	2%
Operating Expenses (excluding depreciation and amortization)	6,608	6,635	12,615	13,487	(27)	—%	(872)	(7)%
Operating Margin (excluding depreciation and amortization)	$9,769	$10,101	$18,156	$17,953	332	3%	(203)	(1)%

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

•	Related party revenues decreased due to lower overall contracted storage from short-term spot contracts during 2014 as compared to 2013.

•
The increase in operating expenses for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily attributed to the timing of maintenance and repair and increased rent expense. We do not anticipate a significant variance in operating expenses for our asphalt services segment for all of 2014 as compared to 2013.

Other Income and Expenses

Depreciation and amortization. Depreciation and amortization increased by $1.2 million to $12.8 million for the six months ended June 30, 2014 compared to $11.6 million for the six months ended June 30, 2013, and $0.6 million to $6.5 million for the three months ended June 30, 2014 compared to $5.8 million for the three months ended June 30, 2013. This increase is primarily due to our Arbuckle pipeline that was placed in service in the fourth quarter of 2013.

General and administrative expenses.  General and administrative expenses remained largely consistent at $8.9 million for the six months ended June 30, 2014 compared to $9.2 million for the six months ended June 30, 2013, and $4.4 million for the three months ended June 30, 2014 compared to $4.5 million for the three months ended June 30, 2013. We do not anticipate material changes in general and administrative expenses for the remainder of 2014.

Gain on sale of assets. Gain on sale of assets was $1.0 million for the six months ended June 30, 2014 compared to $0.1 million for the six months ended June 30, 2013. Gain on sale of assets was $0.6 million for the three months ended June 30, 2014 compared to $0.3 million for the three months ended June 30, 2013. The gain in 2014 is from the sale of surplus, used property and equipment and $0.3 million recognized in relation to reimbursable capital projects. The gain in 2013 is from the sale of surplus, used property and equipment and a gain on sale of gathering systems.

Equity earnings (loss) in unconsolidated affiliate. The equity earnings (loss) is attributed to our investment in Advantage Pipeline. Losses for 2013 are the result of expenses incurred during the construction phase of the Pecos River Pipeline. During the three and six months ended June 30, 2014, equity earnings were realized as a result of completing the Crane West station in the second quarter of 2014 which resulted in increased throughput on the pipeline. On September 17, 2013, commercial service started on Phase I of the system consisting of the Highway 18 Station near Grandfalls, Texas and 36 miles of pipeline connecting to the Longhorn Pipeline in Crane, Texas.

Interest expense. Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and unrealized losses on the mark-to-market of interest rate swaps. Interest expense related to our credit facility, including amortization of debt issuance costs, decreased by $0.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to a decrease in our interest rate under our new credit facility. The three months ended June 30, 2014 also included unrealized losses on interest rate swaps of $1.6 million. The interest rate swap agreements were entered into during the first quarter of 2014. The three months ended June 30, 2013 included the write-off of $2.0 million in debt issuance costs and the recognition of $0.2 million of deferred gains related to our prior credit facility. In addition, capitalized interest decreased by $0.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to placing the Arbuckle pipeline in service in the last quarter of 2013.

Interest expense related to our credit facility, including amortization of debt issuance costs, decreased by $0.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to a decrease in our interest rate under our new credit facility. The six months ended June 30, 2014 also included unrealized losses on interest rate swaps of $2.0 million. The interest rate swap agreements were entered into during the first quarter of 2014. The six months ended June 30, 2013 included the write-off of $2.0 million in debt issuance costs and the recognition of $0.2 million of deferred gains related to our prior credit facility. In addition, capitalized interest decreased by $0.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to placing the Arbuckle pipeline in service in the last quarter of 2013.

Income from discontinued operations. During 2013, we sold our Thompson to Webster pipeline system in south Texas. In addition, we conveyed title of our Northumberland, PA asphalt storage facility to our counterpart as part of a litigation settlement. The operations of these business components are presented as discontinued operations for all periods presented.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the six months ended June 30, 2013 and 2014:

	Six Months ended June 30,
	2013	2014
	(in millions)
Net cash provided by operating activities	$21.7	$19.9
Net cash used in investing activities	(47.8)	(17.2)
Net cash provided by (used in) financing activities	27.7	(4.3)

Operating Activities.  Net cash provided by operating activities was $19.9 million for the six months ended June 30, 2014, as compared to $21.7 million for the six months ended June 30, 2013.  The decrease in cash provided by operating activities is primarily the result of changes in working capital.

Investing Activities.  Net cash used in investing activities was $17.2 million for the six months ended June 30, 2014, as compared to $47.8 million of net cash used in investing activities for the six months ended June 30, 2013.  The six months ended June 30, 2013 included a $17.0 million investment in Advantage Pipeline. The remaining decrease in cash used in investing activities was primarily the result of a $13.7 million decrease in capital expenditures. Capital expenditures for the six months ended June 30, 2014 and 2013, respectively, included maintenance capital expenditures of $3.6 million and $7.2 million, respectively, and expansion capital expenditures of $14.6 million and $24.8 million, respectively.

Financing Activities.  Net cash used by financing activities was $4.3 million for the six months ended June 30, 2014, as compared to $27.7 million of net cash provided by financing activities for the six months ended June 30, 2013.  Financing activities for the six months ended June 30, 2014 consisted primarily of $17.1 million in distributions to our unitholders and net borrowings on long term debt of $14.0 million.  Financing activities for the six months ended June 30, 2013 consisted primarily of $16.5 million in distributions to our unitholders and net borrowings of $51.4 million which were influenced by the timing of our investment in Advantage Pipeline and capital expenditures.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At June 30, 2014, we had a working capital surplus of $4.1 million. This is primarily a function of our approach to cash management. At June 30, 2014, we had approximately $112.7 million of availability under our revolving credit facility, although our ability to borrow such funds may be limited by the financial covenants in our credit facility.  As of June 30, 2014, we could borrow up to $344.0 million, or an additional $56.7 million, under our credit facility within our covenant restrictions. As of August 1, 2014, we have aggregate unused commitments under our revolving credit facility of approximately $116.5 million and cash on hand of approximately $0.8 million.

Capital Requirements. Our capital requirements consist of the following:

•
maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows, further extending the useful lives of the assets; and

•
expansion capital expenditures, which are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

Expansion capital expenditures for organic growth projects totaled $14.6 million in the six months ended June 30, 2014 compared to $24.8 million in the six months ended June 30, 2013.  We currently expect our expansion capital expenditures for organic growth projects to be approximately $20.0 million to $25.0 million for all of 2014.  Maintenance capital expenditures totaled $2.9 million, net of reimbursable expenditures of $0.7 million, in the six months ended June 30, 2014 compared to $5.8 million, net of reimbursable expenditures of $1.4 million, in the six months ended June 30, 2013.  We currently expect maintenance capital expenditures to be approximately $12.0 million to $14.0 million, net of reimbursable expenditures, in 2014.

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

At June 30, 2014, our consolidated total leverage ratio was 3.75 to 1.00 and our consolidated interest coverage ratio was 8.74 to 1.00.  We were in compliance with all covenants of our credit agreement as of June 30, 2014.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of June 30, 2014, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$322.7	$8.9	$17.9	$295.9	$—
Operating lease obligations	23.1	7.5	9.1	4.6	1.9
Non-compete agreement(2)	0.1	0.1	—	—	—
Employee contract obligations(3)	0.2	0.1	0.1	—	—
____________________

(1)
Represents required future principal repayments of borrowings of $287.0 million and variable rate interest payments of $35.7 million.  At June 30, 2014, our borrowings had an interest rate of approximately 3.38%. This interest rate was used to calculate future interest payments.  All amounts outstanding under our credit agreement mature in June 2018.

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

As of August 1, 2014 we had $283.0 million outstanding under our credit facility that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014 we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement became effective June 28, 2014 and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, we will pay a fixed rate of 1.45% and will receive one-month LIBOR with monthly settlement. The second agreement becomes effective January 28, 2015 and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we will pay a fixed rate of 1.97% and will receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at March 31, 2014 is a liability of $2.0 million and is recorded in long-term derivative liabilities on the consolidated balance sheet. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.

During the six months ended June 30, 2014, the weighted average interest rate under our credit agreement was 3.41%. As of June 30, 2014, borrowings under our credit facility bore interest at a weighted average interest rate of 3.38%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of June 30, 2014, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased annual interest expense of approximately $1.9 million or decreased annual interest expense of $0.3 million, respectively.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of June 30, 2014, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 13 to our financial statements, and is incorporated herein by reference thereto.

Item 1A.    Risk Factors

Information about risk factors for the three months ended June 30, 2014 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.    Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	August 6, 2014	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	August 6, 2014	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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

10.4
Blueknight Energy Partners, L.P. Employee Unit Purchase Plan (effective as of June 23, 2014) (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K, filed June 27, 2014, and incorporated herein by reference).

10.5
Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (as amended and restated effective April 29, 2014) (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K, filed June 27, 2014, and incorporated herein by reference).

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