Form 10-Q
period 2014-09-30
Blueknight Energy Partners, L.P.
filed 2014-11-06
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 30, 2014, there were 30,158,619 Series A Preferred Units and 32,766,663 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS (in thousands, except per unit data)

	As of	As of
	December 31, 2013	September 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,182	$1,362
Accounts receivable, net of allowance for doubtful accounts of $69 and $222 at December 31, 2013 and September 30, 2014, respectively	12,244	12,803
Receivables from related parties, net of allowance for doubtful accounts of $0 and $171 at December 31, 2013 and September 30, 2014, respectively	3,149	3,118
Prepaid insurance	1,694	2,512
Assets held for sale, net of accumulated depreciation and impairments of $166 and $26 at December 31, 2013 and September 30, 2014, respectively	338	76
Other current assets	4,321	3,854
Total current assets	24,928	23,725
Property, plant and equipment, net of accumulated depreciation of $171,056 and $186,649 at December 31, 2013 and September 30, 2014, respectively	297,400	305,567
Investment in unconsolidated affiliate	19,498	19,975
Goodwill	7,216	7,216
Debt issuance costs, net	3,580	3,303
Intangibles and other assets, net	2,126	1,683
Total assets	$354,748	$361,469
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$6,537	$8,089
Accrued interest payable	482	175
Accrued property taxes payable	1,810	2,864
Unearned revenue	2,326	2,368
Unearned revenue with related parties	90	239
Accrued payroll	7,379	6,466
Other current liabilities	4,959	3,422
Total current liabilities	23,583	23,623
Unearned revenue with related parties, noncurrent	153	126
Other long-term liabilities	2,554	4,249
Interest rate swap liabilities	—	930
Long-term debt	273,000	212,000
Commitments and contingencies (Note 13)
Partners’ capital:
Series A Preferred Units (30,158,619 units issued and outstanding for both dates)	204,599	204,599
Common unitholders (22,786,101 and 32,766,663 units issued and outstanding at December 31, 2013 and September 30, 2014, respectively)	461,149	526,302
General partner interest (2.1% and 1.8% interest at December 31, 2013 and September 30, 2014, respectively, with 1,127,755 general partner units outstanding at both dates)	(610,290)	(610,360)
Total Partners’ capital	55,458	120,541
Total liabilities and Partners’ capital	$354,748	$361,469

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2014	2013	2014
	(unaudited)
Service revenue:
Third party revenue	$39,270	$38,501	$105,501	$107,935
Related party revenue	15,399	9,857	39,381	32,663
Total revenue	54,669	48,358	144,882	140,598
Expenses:
Operating	32,132	32,295	95,440	102,272
General and administrative	4,649	4,267	13,806	13,124
Total expenses	36,781	36,562	109,246	115,396
Asset impairment expense	(123)	—	(123)	—
Gain on sale of assets	598	808	722	1,780
Operating income	18,363	12,604	36,235	26,982
Other income (expense):
Equity earnings (loss) in unconsolidated affiliate	(151)	423	(325)	477
Interest expense (net of capitalized interest of $272, $84, $969, and $244, respectively)	(1,897)	(1,640)	(9,188)	(8,325)
Income from continuing operations before income taxes	16,315	11,387	26,722	19,134
Provision for income taxes	285	116	451	351
Income from continuing operations	16,030	11,271	26,271	18,783
Discontinued Operations:
Loss from discontinued operations	(5,489)	—	(3,542)	—
Net income	$10,541	$11,271	$22,729	$18,783

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$220	$247	$537	$437
Preferred interest in net income	$5,391	$5,391	$16,173	$16,173
Income available to limited partners	$4,930	$5,633	$6,019	$2,173

Basic net income from continuing operations per common unit	$0.44	$0.23	$0.41	$0.09
Basic net loss from discontinued operations per common unit	$(0.23)	$—	$(0.15)	$—
Basic net income per common unit	$0.21	$0.23	$0.26	$0.09

Diluted net income from continuing operations per common unit	$0.29	$0.20	$0.41	$0.09
Diluted net loss from discontinued operations per common unit	$(0.10)	$—	$(0.15)	$—
Diluted net income per common unit	$0.19	$0.20	$0.26	$0.09

Weighted average common units outstanding - basic	22,697	23,909	22,684	23,245
Weighted average common units outstanding - diluted	53,718	54,927	22,684	23,245

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
Balance, December 31, 2013	$461,149	$204,599	$(610,290)	$55,458
Net income	2,237	16,173	373	18,783
Equity-based incentive compensation	831	—	17	848
Profits interest contribution	—	—	112	112
Proceeds from sale of 9,775,000 common units, net of underwriters’ discount and offering expenses of $3.2 million	71,193	—	—	71,193
Distributions	(9,108)	(16,173)	(572)	(25,853)
Balance, September 30, 2014	$526,302	$204,599	$(610,360)	$120,541

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months ended September 30,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income	$22,729	$18,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	400	153
Provision for uncollectible receivables from related parties	—	171
Depreciation and amortization	17,812	19,342
Amortization and write-off of debt issuance costs	3,117	603
Unrealized loss related to interest rate swaps	—	930
Asset impairment charge	5,855	—
Gain on sale of assets	(1,732)	(1,780)
Equity-based incentive compensation	1,547	848
Equity (earnings) loss in unconsolidated affiliate	325	(477)
Changes in assets and liabilities
Increase in accounts receivable	(5,844)	(712)
Increase in receivables from related parties	(2,304)	(140)
Decrease in prepaid insurance	2,022	1,969
Decrease in other current assets	348	467
Decrease in other assets	11	128
Decrease in accounts payable	(1,490)	(503)
Decrease in accrued interest payable	(8)	(307)
Decrease in accrued interest payable to related parties	(304)	—
Increase in accrued property taxes	793	1,054
Increase (decrease) in unearned revenue	(388)	1,346
Increase (decrease) in unearned revenue from related parties	(97)	122
Increase (decrease) in accrued payroll	74	(913)
Decrease in other accrued liabilities	(605)	(1,765)
Net cash provided by operating activities	42,261	39,319
Cash flows from investing activities:
Capital expenditures	(56,438)	(25,372)
Proceeds from sale of assets	1,980	1,982
Investment in unconsolidated affiliate	(20,000)	—
Net cash used in investing activities	(74,458)	(23,390)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(1,669)	(1,875)
Debt issuance costs	(3,639)	(326)
Payments on long-term payable to related party	(2,681)	—
Borrowings under credit facility	331,411	42,733
Payments under credit facility	(268,000)	(103,733)
Proceeds from equity issuance, net of offering costs	—	71,193
Capital contribution related to profits interest	112	112
Distributions	(24,872)	(25,853)
Net cash provided by (used in) financing activities	30,662	(17,749)
Net decrease in cash and cash equivalents	(1,535)	(1,820)
Cash and cash equivalents at beginning of period	3,177	3,182
Cash and cash equivalents at end of period	$1,642	$1,362
Supplemental disclosure of cash flow information:
Increase in accounts payable related to purchase of property, plant and equipment	$3,465	$2,055
Increase in accounts receivable related to accrued proceeds on sale of assets	$(194)	$—
Increase in accrued liabilities related to insurance premium financing agreement	$2,609	$2,494
Decrease in accounts receivable related to purchase of property, plant and equipment	$1,274	$—
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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).  The consolidated statements of operations for the three and nine months ended September 30, 2013 and 2014, the consolidated statement of changes in partners’ capital for the nine months ended September 30, 2014, the statement of cash flows for the nine months ended September 30, 2013 and 2014, and the consolidated balance sheet as of September 30, 2014 are unaudited.  In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2013 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2014 (the “2013 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 4 of the Notes to Consolidated Financial Statements in its 2013 Form 10-K. A reclassification has been made to the consolidated statements of operations for the three and nine months ended September 30, 2013 to reflect a recasting of amounts related to discontinued operations (see Note 3). The reclassification has no impact on net income.

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

The amounts of revenue and costs reported in discontinued operations are set forth in the table below for the period indicated:

	Three Months ended September 30,	Nine Months ended September 30,
	2013	2013
	(in thousands, except per unit data)
Total revenue	$164	$493
Expenses:
Operating	49	105
Income from discontinued operations	$115	$388

Basic net income from discontinued operations per common unit	$0.01	$0.02
Diluted net income from discontinued operations per common unit	$—	$0.02

The following table discloses the major classes of discontinued assets and liabilities related to the Northumberland asphalt facility at the disposal date:

November 21, 2013
(in thousands)
Assets
Accounts Receivable	$4
Assets of discontinued operations	$4

Liabilities
Accounts Payable	$13
Deferred Revenue	28
Other liabilities	84
Liabilities of discontinued operations	$125

Thompson to Webster Pipeline System

In September 2013, the Partnership experienced an oil spill on its Thompson to Webster Pipeline System. As the costs associated with future maintenance of the pipeline and the potential future realizable cash flows from this pipeline were assessed, the Partnership determined that it was not economically feasible for it to continue to operate the pipeline. The Partnership assessed the recoverability of the carrying value of this asset and determined it was impaired. This resulted in $5.7 million of impairment expense being recorded in 2013, which reduced the carrying value of this pipeline to the discounted future net cash flows the Partnership expected to realize from this asset. During the discussions with the current shipper on necessary future maintenance and the possibility of idling the system, the shipper expressed interest in purchasing the system. On December 30, 2013, the sale to the shipper was finalized. The financial information of the Thompson to Webster Pipeline System is reflected as discontinued operations in the consolidated statements of operations. All prior periods presented have been recast to reflect the discontinued operations.

The amounts of revenue and costs reported in discontinued operations are set forth in the table below for the period indicated:

	Three Months ended September 30	Nine Months ended September 30,
	2013	2013
	(in thousands, except per unit data)
Total revenue	$410	$1,750
Expenses:
Operating	418	958
Asset impairment expense	5,732	5,732
Gain on sale of assets	136	1,010
Loss from discontinued operations	$(5,604)	$(3,930)

Basic net loss from discontinued operations per common unit	$(0.24)	$(0.17)
Diluted net loss from discontinued operations per common unit	$(0.10)	$(0.17)

The following table discloses the major classes of discontinued assets and liabilities related to the Thompson to Webster Pipeline System at the disposal date:

December 30, 2013
(in thousands)
Assets
Accounts Receivable	$400
Property, plant and equipment, net	1,000
Assets of discontinued operations	$1,400

Liabilities
Accounts Payable	$1
Deferred Revenue	148
Other liabilities	339
Liabilities of discontinued operations	$488

4.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2013	September 30, 2014

		(dollars in thousands)
Land	N/A	$16,374	$17,680
Land improvements	10-20	6,306	6,351
Pipelines and facilities	5-30	144,261	159,176
Storage and terminal facilities	10-35	234,208	238,592
Transportation equipment	3-10	16,735	14,241
Office property and equipment and other	3-20	26,371	28,182
Pipeline linefill and tank bottoms	N/A	10,193	10,186
Construction-in-progress	N/A	14,008	17,808
Property, plant and equipment, gross		468,456	492,216
Accumulated depreciation		(171,056)	(186,649)
Property, plant and equipment, net		$297,400	$305,567

Depreciation expense for the three months ended September 30, 2013 and 2014 was $6.1 million and $6.6 million, respectively, and depreciation expense for the nine months ended September 30, 2013 and 2014 was $17.8 million and $19.3 million, respectively. In the three and nine months ended September 30, 2013 , the Partnership recorded asset impairment expense of $5.9 million related to its pipelines and facilities, 5.7 million of which relates to the Thompson to Webster Pipeline System located in southern Texas. The Thompson to Webster Pipeline System was sold in December 2013 and is reflected as discontinued operations (see Note 3).

5.    DEBT

On June 28, 2013, the Partnership entered into an amended and restated credit agreement which consists of a $400.0 million revolving loan facility. On September 15, 2014, the Partnership amended its credit facility to, among other things, amend the maximum permitted consolidated total leverage ratio as discussed below and to increase the limit on material project adjustments to EBITDA (as defined in the credit agreement).

As of October 30, 2014, approximately $212.0 million of revolver borrowings and $0.7 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $187.3 million available capacity for additional revolver borrowings and letters of credit under the credit facility, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit facility. In connection with entering into the amended and restated credit agreement and the amendment thereto, the Partnership paid certain fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement.  The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after June 28, 2013 refer to the amended and restated credit agreement, as amended on September 15, 2014.

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

Prior to the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 4.50 to 1.00; provided that:

•
after the Partnership delivers the Knight Warrior Pipeline Initiation Certificate (as defined in the credit agreement, but generally meaning that the Partnership has spent at least $15.0 million of the projected capital expenditures for its Knight Warrior pipeline project), the maximum permitted consolidated total leverage ratio is 5.00 to 1.00 for the fiscal quarters ending March 31, 2015 through September 30, 2016, 4.75 to 1.00 for the fiscal quarter ending December 31, 2016, and 4.50 to 1.00 for each fiscal quarter thereafter;

•
after the Partnership delivers the Knight Warrior Pipeline Leverage Election Certificate (as defined in the credit agreement, but generally meaning that the Partnership has spent at least 50% of the projected capital expenditures for the Knight Warrior pipeline project), the Partnership may elect to increase the maximum permitted consolidated total leverage ratio to 5.50 to 1.00 for two consecutive fiscal quarters ending on or before September 30, 2016; and

•
if the Partnership makes a specified acquisition (as defined in the credit agreement, but generally being an acquisition with consideration in excess of $15.0 million), the Partnership may elect to increase the maximum permitted consolidated total leverage ratio to 5.00 to 1.00 from and after the last day of the fiscal quarter immediately preceding the fiscal quarter in which such acquisition occurs to and including the last day of the second full fiscal quarter following the fiscal quarter in which such acquisition occurred.

From and after the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 5.00 to 1.00; provided that after the Partnership delivers the Knight Warrior Pipeline Initiation Certificate, the maximum permitted consolidated total leverage ratio is 5.50 to 1.00 for the fiscal quarters ending March 31, 2015 through September 30, 2016, and 5.00 to 1.00 for each fiscal quarter thereafter.

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

At September 30, 2014, the Partnership’s consolidated total leverage ratio was 3.18 to 1.00 and the consolidated interest coverage ratio was 7.12 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of September 30, 2014.

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

Upon the execution of the amended and restated credit agreement on June 28, 2013, the Partnership expensed $1.8 million of debt issuance costs related to the extinguished term loan and $0.2 million in debt issuance costs related to its revolving loan facility, leaving a remaining balance of $0.5 million ascribed to those lenders with commitments under both the prior and the amended and restated credit facility. During the nine months ended September 30, 2013, the Partnership capitalized debt issuance costs of $0.2 million related to the prior credit facility. During the three months ended September 30, 2013 and 2014, the Partnership capitalized debt issuance costs of $0.3 million related to the current credit facility for both periods. During the nine months ended September 30, 2013 and 2014, the Partnership capitalized debt issuance costs of $3.4 million and $0.3 million related to the current credit facility, respectively. The debt issuance costs are being amortized over the term of the amended and restated credit agreement. Interest expense related to debt issuance cost amortization for each of the three months ended September 30, 2013 and 2014 was $0.2 million. Interest expense related to debt issuance cost amortization for the nine months ended September 30, 2013 and 2014 was $1.1 million and $0.6 million, respectively, excluding the $1.8 million of debt issuance costs related to the extinguished term loan and $0.2 million in debt issuance costs related to the revolving loan facility that were expensed upon the execution of the amended and restated credit agreement in June of 2013.

During the three months ended September 30, 2013 and 2014, the weighted average interest rate under the Partnership’s credit agreement was 3.18% and 3.41%, respectively, resulting in interest expense of approximately $2.2 million and $2.5 million, respectively. During the nine months ended September 30, 2013 and 2014, the weighted average interest rate under the Partnership’s credit agreement, excluding the $2.0 million of debt issuance costs related to the prior credit facility that was expensed in the nine months ended September 30, 2013, was 4.39% and 3.41%, respectively, resulting in interest expense of approximately $8.2 million and $7.3 million, respectively. As of September 30, 2014, borrowings under the Partnership’s amended and restated credit agreement bore interest at a weighted average interest rate of 3.72%.

During the three months ended September 30, 2013 and 2014, the Partnership capitalized interest of $0.3 million and $0.1 million, respectively.  During the nine months ended September 30, 2013 and 2014, the Partnership capitalized interest of $1.0 million and $0.2 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014 the Partnership entered into two interest rate swap agreements with an aggregate notional amount of $200.0 million. The first agreement has a notional amount of $100.0 million, became effective June 28, 2014, and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, the Partnership pays a fixed rate of 1.45% and receives one-month LIBOR with monthly settlement. The second agreement has a notional amount of $100.0 million, becomes effective January 28, 2015, and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, the Partnership will pay a fixed rate of 1.97% and will receive one-month LIBOR with monthly settlement. During each of the three and nine months ended September 30, 2014, the Partnership recorded swap interest expense of $0.3 million. The fair market value of the interest rate swaps at September 30, 2014 is a liability of $0.9 million and is recorded in long-term derivative liabilities on the consolidated balance sheet. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.

6.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the entities’ general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2014	2013	2014
Net income from continuing operations	$16,030	$11,271	$26,271	$18,783
Loss from discontinued operations	(5,489)	—	(3,542)	—
Net income	10,541	11,271	22,729	18,783
General partner interest in net income	220	247	537	437
Preferred interest in net income	5,391	5,391	16,173	16,173
Income available to limited partners	$4,930	$5,633	$6,019	$2,173

Basic weighted average number of units:
Common units	22,697	23,909	22,684	23,245
Restricted and phantom units	699	725	667	659

Diluted weighted average number of units:
Common units	53,718	54,927	22,684	23,245

Basic net income from continuing operations per common unit	$0.44	$0.23	$0.41	$0.09
Basic net loss from discontinued operations per common unit	$(0.23)	$—	$(0.15)	$—
Basic net income per common unit	$0.21	$0.23	$0.26	$0.09

Diluted income from continuing operations per common unit	$0.29	$0.20	$0.41	$0.09
Diluted loss from discontinued operations per common unit	$(0.10)	$—	$(0.15)	$—
Diluted net income per common unit	$0.19	$0.20	$0.26	$0.09

7.    PARTNERS’ CAPITAL AND DISTRIBUTIONS

On September 22, 2014, the Partnership issued and sold 9,775,000 common units for a public offering price of $7.61, resulting in proceeds of approximately $71.2 million, net of underwriters' discount and offering expenses of $3.2 million.

On October 23, 2014, the Board approved a distribution of $0.17875 per Preferred Unit, or a total distribution of $5.4 million, for the quarter ending September 30, 2014.  The Partnership will pay this distribution on the preferred units on November 14, 2014 to unitholders of record as of November 4, 2014.

In addition, on October 23, 2014, the Board declared a cash distribution of $0.1345 per unit on its outstanding common units, a 1.5% increase over the previous quarter’s distribution. The distribution will be paid on November 14, 2014 to unitholders of record on November 4, 2014. The distribution is for the three months ended September 30, 2014. The total distribution will be approximately $4.7 million, with approximately $4.4 million and $0.2 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s long-term incentive plan.

8.    RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol as well as certain operating, strategic assessment, economic evaluation and project design services.  For the three months ended September 30, 2013 and 2014, the Partnership recognized revenues of $15.1 million and $9.6 million, respectively, for services provided to Vitol.  For the nine months ended September 30, 2013 and 2014, the Partnership recognized revenues of $39.0 million and $31.9 million, respectively, for services provided to Vitol.  As of both December 31, 2013 and September 30, 2014, the Partnership had receivables from Vitol of $3.0 million, net of allowance for doubtful accounts. As of December 31, 2013 and September 30, 2014, the Partnership had unearned revenues from Vitol of $0.2 million and $0.3 million, respectively.

The Partnership also provides operating and administrative services to Advantage Pipeline. For the each of the three months ended September 30, 2013 and 2014, the Partnership earned revenues of $0.3 million for services provided to Advantage Pipeline. For the nine months ended September 30, 2013 and 2014, the Partnership earned revenues of $0.3 million and $0.7 million, respectively, for services provided to Advantage Pipeline. As of December 31, 2013 and September 30, 2014, the Partnership had receivables from Advantage Pipeline of $0.2 million and $0.1 million, respectively.

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

In March 2012, 2013 and 2014, grants for 353,300, 251,106 and 276,773 phantom units, respectively, were made, which vest on January 1, 2015, January 1, 2016 and January 1, 2017, respectively.  These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $6.76, $8.75 and $9.06 per unit, respectively, which is the closing market price on the grant date of the awards. The value of these award grants was approximately $2.4 million, $2.2 million and $2.5 million, respectively, on their grant date. The unrecognized estimated compensation cost of outstanding phantom units at September 30, 2014 was $2.4 million, which will be recognized over the remaining vesting period.

In September 2012, Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at September 30, 2014 was $1.7 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended September 30, 2013 and 2014 was $0.5 million and $0.6 million, respectively. The Partnership’s equity-based incentive compensation expense for the nine months ended September 30, 2013 and 2014 was $1.5 million and $1.6 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,058,162	$7.03
Granted	276,773	9.06
Vested	298,936	7.36
Forfeited	11,304	8.34
Nonvested at September 30, 2014	1,024,695	$7.47

10.    EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis.  The Partnership recognized expense of $0.3 million and $0.4 million for the three months ended September 30, 2013 and 2014 for discretionary contributions under the 401(k) Plan. The Partnership recognized expense of $1.0 million and $1.1 million for the nine months ended September 30, 2013 and 2014 for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.2 million for both the three months ended September 30, 2013 and 2014, for discretionary profit sharing contributions under the 401(k) Plan. The Partnership recognized expense of $0.8 million and $0.5 million for the nine months ended September 30, 2013 and 2014, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

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

This hierarchy requires the use of observable market data, when available, to minimize the use of unobservable inputs when determining fair value.  In periods in which they occur, the Partnership recognizes transfers into and out of Level 3 as of the end of the reporting period. Transfers out of Level 3 represent existing assets and liabilities that were classified previously as Level 3 for which the observable inputs became a more significant portion of the fair value estimates. Determining the appropriate classification of the Partnership’s fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$930	$—	$930	$—
Total	$930	$—	$930	$—

The Partnership had no recurring financial assets or liabilities subject to fair value measurements as of December 31, 2013.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months ended September 30, 2014	Nine Months ended September 30, 2014
Beginning Balance	$2,002	$—
Total gains or losses (realized/unrealized):
Included in earnings(1)	1,072	(930)
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	930	930
Ending Balance	$—	$—

The amount of total income (expense) for the period included in earnings attributable to the change in unrealized gains (losses) for liabilities still held at the reporting date	$1,072	$(930)
____________________

(1)	Amounts reported as included in earnings are reported as interest expense on the statements of operations.

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

At September 30, 2014, the carrying values on the condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at September 30, 2014 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2014	2013	2014
Crude Oil Terminalling and Storage Services
Service revenue
Third party revenue	$3,216	$1,875	$9,149	$7,020
Related party revenue	4,477	3,080	14,495	10,726
Total revenue for reportable segments	7,693	4,955	23,644	17,746
Operating expenses (excluding depreciation and amortization)	1,068	1,006	2,872	2,980
Operating margin (excluding depreciation and amortization)	6,625	3,949	20,772	14,766
Total assets (end of period)	$65,314	$67,451	$65,314	$67,451

Crude Oil Pipeline Services
Service revenue
Third party revenue	$6,499	$5,906	$12,681	$13,439
Related party revenue	4,807	2,098	7,179	5,934
Total revenue for reportable segments	11,306	8,004	19,860	19,373
Operating expenses (excluding depreciation and amortization)	3,968	2,484	11,056	11,600
Operating margin (excluding depreciation and amortization)	7,338	5,520	8,804	7,773
Total assets (end of period)	$175,476	$170,700	$175,476	$170,700

Crude Oil Trucking and Producer Field Services
Service revenue
Third party revenue	$11,712	$12,264	$36,085	$38,280
Related party revenue	5,805	4,433	16,370	15,057
Total revenue for reportable segments	17,517	16,697	52,455	53,337
Operating expenses (excluding depreciation and amortization)	15,226	15,607	45,469	48,235
Operating margin (excluding depreciation and amortization)	2,291	1,090	6,986	5,102
Total assets (end of period)	$20,446	$28,208	$20,446	$28,208

Asphalt Services
Service revenue
Third party revenue	$17,843	$18,456	$47,586	$49,196
Related party revenue	310	246	1,337	946
Total revenue for reportable segments	18,153	18,702	48,923	50,142
Operating expenses (excluding depreciation and amortization)	5,895	6,627	18,510	20,115
Operating margin (excluding depreciation and amortization)	12,258	12,075	30,413	30,027
Total assets (end of period)	$101,215	$95,110	$101,215	$95,110

Total operating margin (excluding depreciation and amortization)(1)	$28,512	$22,634	$66,975	$57,668

____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2014	2013	2014
Operating margin (excluding depreciation and amortization) from continuing operations	$28,512	$22,634	$66,975	$57,668
Depreciation and amortization on continuing operations	(5,975)	(6,571)	(17,533)	(19,342)
General and administrative expenses	(4,649)	(4,267)	(13,806)	(13,124)
Asset impairment expense	(123)	—	(123)	—
Gain on sale of assets	598	808	722	1,780
Interest expense	(1,897)	(1,640)	(9,188)	(8,325)
Equity gain (loss) in unconsolidated entity	(151)	423	(325)	477
Income from continuing operations before income taxes	$16,315	$11,387	$26,722	$19,134

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

On February 6, 2012, the Partnership filed suit against SemCorp and others in Oklahoma County District Court. In the suit, the Partnership is seeking a judgment that SemCorp immediately return approximately 140,000 barrels of crude oil linefill belonging to the Partnership, and the Partnership is seeking judgment in an amount in excess of $75,000 for actual damages, special damages, punitive damages, pre-judgment interest, reasonable attorney’s fees and costs, and such other relief that the Court deems equitable and just. On March 22, 2012, SemCorp filed a motion to dismiss and transfer to Tulsa County.  On April 18, 2012, SemCorp filed a motion for summary judgment, and, on May 1, 2012, the District Court of Oklahoma County ordered a transfer to Tulsa County.  The Partnership contested SemCorp’s motion for summary judgment, which was referred to a Special Master for report and recommendation.  On June 10, 2013, the Special Master filed a report with the District Court of Tulsa County, finding a shortage in the Partnership’s Cushing Terminal and Oklahoma pipeline system of approximately 148,000 barrels and an excess of approximately 130,000 in SemCorp’s physical inventory. The Special Master noted that she was unable to more precisely trace the shortage and length (excess held by SemCorp) due to the manner in which SemCorp operated the Cushing Terminal and maintained related records. On June 25, 2013, the Partnership filed a notice of non-objection and motion to adopt the Special Master’s report, which was granted on February 12, 2014. On September 17, 2013, the Partnership filed a motion for summary judgment as to the liability of SemCorp for the Partnership’s claims for breach of contract and negligence by a bailee.  On October 7, 2013, SemCorp renewed its motion for summary judgment, which the Partnership timely opposed.  On February 20, 2014, the Court denied summary judgment motions of both SemCorp and the Partnership. The Court allowed for additional discovery to take place and referred all discovery matters to the Special Master, as appropriate, and made other procedural rulings. The Partnership reasserted its fraud claims in accordance with the Court’s directives. Discovery proceedings continue and the Partnership has determined that SemCorp knew of its excess inventory and sold this inventory during the period prior to the Partnership's filing of the lawsuit while denying that the Partnership claims had any validity and failing to disclose the excess to the Partnership. The Partnership intends to seek additional damages from SemCorp related to various injuries to the Partnership as a result of SemCorp’s refusal to return the Partnership’s crude oil or to pay the Partnership for the fair market value of the missing oil.

In late November 2013, one of the Partnership’s pipelines in East Texas leaked approximately 500 barrels of oil. The response and clean-up cost is expected to total approximately $2.1 million, all of which is reflected in the Partnership’s 2013 results of operations. The Partnership made a claim against its pollution liability insurance provider (Aspen) to cover the expenses related to the spill and has paid its deductible of $250,000.  In early February 2014, Aspen filed a lawsuit against the Partnership to rescind the policy.  In September 2014, this matter was settled on terms reasonable to both parties.

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at September 30, 2014 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$950
Deferred tax asset	950

Less: valuation allowance	(950)
Net deferred tax asset	$—

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

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2015.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern.” The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership's annual report for the period ending December 31, 2016.

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

Recent Events

On August 6, 2014, we announced our plans to build a 160-mile, 16-inch diameter pipeline linking the emerging East Texas Eaglebine/Woodbine crude oil resource play to a crude oil and product terminal on the Houston Ship Channel owned and operated by Oiltanking Partners, L.P. The pipeline, which we refer to as the Knight Warrior pipeline, will have an initial capacity of 100,000 barrels per day and will be expandable up to 200,000 barrels per day. The pipeline will have the capacity to segregate and batch crude oil in order to help producers capture value for this premium product.

On September 22, 2014, we issued and sold 9,775,000 common units for a public offering price of $7.61, resulting in proceeds of approximately $71.2 million, net of underwriters' discount and offering expenses of $3.2 million. We intend to use the net proceeds from the offering for general partnership purposes, including the repayment of a portion of the outstanding borrowings under our credit facility and partially funding the Knight Warrior pipeline project.

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues. For the nine months ended September 30, 2014, we derived approximately $31.9 million and $0.7 million of our revenues from services we provided to Vitol and Advantage Pipeline L.L.C. (“Advantage Pipeline”), respectively, with the remainder of our services being provided to third parties.

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

As of October 30, 2014, we had approximately 5.0 million barrels of crude oil storage under service contracts with remaining terms ranging from two months to 24 months, including 0.7 million barrels of crude oil storage contracts that expire by the end of 2014. We are in negotiations to either extend contracts with existing customers or enter into new customer contracts for the storage capacity; however, there is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as the expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

There are a number of market dynamics currently taking place at the Cushing Interchange, including a backwardated market for West Texas Intermediate crude oil, increased Cushing storage capacity, additional pipeline capacity for delivery out of the Cushing Interchange and significant production increases in Kansas, Oklahoma and Texas. These trends are negatively impacting demand for crude oil storage and putting downward pressure on storage rates. The current market environment places more importance on services and connectivity and, as a result, we plan to invest approximately $8.0 million in capital projects in Cushing in 2014 to enhance our connectivity and crude oil blending services, of which $5.5 million has been spent as of September 30, 2014. We believe our mix and delivery of services will differentiate us from competitors and attract new customers.

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

During the three months ended September 30, 2014, we transported approximately 51,100 barrels per day on our pipelines as compared to 52,000 barrels per day during the three months ended September 30, 2013. Vitol accounted for 27% and 30% of volumes transported in our pipelines in the three months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014, we transported approximately 61,100 barrels per day on our crude oil transport trucks, a decrease of 2% as compared to the three months ended September 30, 2013. Vitol accounted for approximately 39% and 48% of volumes transported by our crude oil transport trucks in the three months ended September 30, 2014 and 2013, respectively.

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

Given that our subsidiary that is taxed as a corporation has a limited earnings history for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of September 30, 2014.

Distributions

The amount of distributions we pay and the decision to make any distribution is determined by the Board, which has broad discretion to establish cash reserves for the proper conduct of our business and for future distributions to our unitholders. In addition, our cash distribution policy is subject to restrictions on distributions under our credit facility.

On October 23, 2014, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $5.4 million, for the quarter ending September 30, 2014.  We will pay this distribution on the preferred units on November 14, 2014 to unitholders of record as of November 4, 2014.

In addition, on October 23, 2014, the Board approved a cash distribution of $0.1345 per unit on our outstanding common units. The distribution will be paid on November 14, 2014 to unitholders of record on November 4, 2014. The distribution is for the three months ended September 30, 2014. The total distribution to be paid is approximately $4.7 million, with approximately $4.4 million and less than $0.2 million paid to our common unitholders and general partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under the our long-term incentive plan.

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

The table below summarizes our financial results for the three and nine months ended September 30, 2013 and 2014, reconciled to the most directly comparable GAAP measure:

	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
Operating Results					Three Months		Nine Months
(in thousands)	2013	2014	2013	2014	$	%	$	%
Operating Margin, excluding depreciation and amortization
Crude oil terminalling and storage operating margin	$6,625	$3,949	$20,772	$14,766	(2,676)	(40)%	(6,006)	(29)%
Crude oil pipeline services operating margin	7,338	5,520	8,804	7,773	(1,818)	(25)%	(1,031)	(12)%
Crude oil trucking and producer field services operating margin	2,291	1,090	6,986	5,102	(1,201)	(52)%	(1,884)	(27)%
Asphalt services operating margin	12,258	12,075	30,413	30,027	(183)	(1)%	(386)	(1)%
Total operating margin, excluding depreciation and amortization	28,512	22,634	66,975	57,668	(5,878)	(21)%	(9,307)	(14)%

Depreciation and amortization	(5,975)	(6,571)	(17,533)	(19,342)	(596)	(10)%	(1,809)	(10)%
General and administrative expenses	(4,649)	(4,267)	(13,806)	(13,124)	382	8%	682	5%
Asset impairment expense	(123)	—	(123)	—	123	100%	123	100%
Gain on sale of assets	598	808	722	1,780	210	35%	1,058	147%

Operating income:	18,363	12,604	36,235	26,982	(5,759)	(31)%	(9,253)	(26)%

Other income (expense)
Equity earnings (loss) in unconsolidated entity	(151)	423	(325)	477	574	380%	802	247%
Interest expense	(1,897)	(1,640)	(9,188)	(8,325)	257	14%	863	9%
Income tax expense	(285)	(116)	(451)	(351)	169	59%	100	22%
Net income from continuing operations	16,030	11,271	26,271	18,783	(4,759)	(30)%	(7,488)	(29)%
Loss from discontinued operations	(5,489)	—	(3,542)	—	5,489	(100)%	3,542	(100)%
Net Income	$10,541	$11,271	$22,729	$18,783	730	7%	(3,946)	(17)%

Total operating margin excluding depreciation and amortization decreased from 2013 to 2014 due to several factors, including decreases in our crude oil terminalling and storage segment as changes in market demand for crude oil storage services led to decreases in the rates we charge our customers for those services and decreases in revenue per barrel hauled in our trucking and producer field services segment. In addition, crude oil sales related to accumulated pipeline loss allowances on our pipeline systems were $2.7 million higher during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2014.

A more detailed analysis of changes in operating margin by segment follows.

Analysis of Operating Segments

Crude oil terminalling and storage segment

Our terminalling and storage segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling and storage segment for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
Operating results					Three Months		Nine Months
(in thousands)	2013	2014	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$3,216	$1,875	$9,149	$7,020	(1,341)	(42)%	(2,129)	(23)%
Related Party Revenues	4,477	3,080	14,495	10,726	(1,397)	(31)%	(3,769)	(26)%
Total Revenues	7,693	4,955	23,644	17,746	(2,738)	(36)%	(5,898)	(25)%
Operating Expenses (excluding depreciation and amortization)	1,068	1,006	2,872	2,980	62	6%	(108)	(4)%
Operating Margin (excluding depreciation and amortization)	$6,625	$3,949	$20,772	$14,766	(2,676)	(40)%	(6,006)	(29)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	4,547	959	4,910	1,873	(3,588)	(79)%	(3,037)	(62)%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	92	58	81	81	(34)	(37)%	—	—%

The following is a discussion of items impacting crude oil terminalling and storage segment operating margin for the periods indicated:

•
Revenues and operating margin have decreased due to changes in market dynamics at the Cushing Interchange, which include: a backwardated market for West Texas Intermediate crude, increased Cushing storage capacity, additional pipeline capacity for delivery out of the Cushing Interchange and significant production increases in Kansas, Oklahoma and Texas.  These trends have negatively impacted demand for crude oil storage and have created downward pressure on storage rates.  The current market environment places more importance on services and connectivity. As a result, we plan to invest approximately $8.0 million in capital expansion projects in Cushing in 2014 to enhance our connectivity and blending services, of which $5.5 million has been spent as of September 30, 2014.  We believe our mix and delivery of services will differentiate us from competitors and attract new customers.

Crude oil pipeline services

Our crude oil pipeline services segment operations generally consist of fee-based activity associated with transporting crude oil products on pipelines. Revenues are generated primarily through tariffs and other transportation fees.

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
Operating results					Three Months		Nine Months
(in thousands)	2013	2014	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$6,499	$5,906	$12,681	$13,439	(593)	(9)%	758	6%
Related Party Revenues	4,807	2,098	7,179	5,934	(2,709)	(56)%	(1,245)	(17)%
Total Revenues	11,306	8,004	19,860	19,373	(3,302)	(29)%	(487)	(2)%
Operating Expenses (excluding depreciation and amortization)	3,968	2,484	11,056	11,600	1,484	37%	(544)	(5)%
Operating Margin (excluding depreciation and amortization)	$7,338	$5,520	$8,804	$7,773	(1,818)	(25)%	(1,031)	(12)%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	17	18	18	19	1	6%	1	6%
Eagle North	15	15	14	15	—	—%	1	7%
East Texas	20	18	21	17	(2)	(10)%	(4)	(19)%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•
Volumes on our East Texas system decreased from 2013 to 2014 primarily as a result of the loss of one customer that took volumes to one of its own pipelines in connection with a reversal of the flow of the customer’s pipeline.

•
During the nine months ended September 30, 2013, we sold $6.9 million of crude oil related to accumulated pipeline loss allowances on our pipeline systems as compared to $4.2 million during the nine months ended September 30, 2014, a decrease of $2.7 million. During the three months ended September 30, 2013, we sold $6.9 million of crude oil related to accumulated pipeline loss allowances on our pipeline systems as compared to $2.3 million during the three months ended September 30, 2014, a decrease of $4.6 million

•
Employment expense increased by $0.1 million, or 4% and $0.4 million, or 8%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 due to additional personnel hired to support the operation of our Oklahoma Arbuckle pipeline and the operation of Advantage Pipeline's Pecos River pipeline and Vitol’s Midland pipeline system.

•
Repair and maintenance expense increased by $0.3 million, or 98% and $0.8 million, or 36%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 due to planned maintenance and repair expenses associated with our Oklahoma and East Texas pipeline systems.

•
Property tax expense increased by $0.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to increases in the assessed values of our pipeline systems.

•	The above increases in operating expenses were partially offset by a $1.5 million insurance claim settlement received in September 2014.

Crude oil trucking and producer field services

Our crude oil trucking and producer field services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking and producer field services segment for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
Operating results					Three Months		Nine Months
(in thousands)	2013	2014	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$11,712	$12,264	$36,085	$38,280	552	5%	2,195	6%
Related Party Revenues	5,805	4,433	16,370	15,057	(1,372)	(24)%	(1,313)	(8)%
Total Revenues	17,517	16,697	52,455	53,337	(820)	(5)%	882	2%
Operating Expenses (excluding depreciation and amortization)	15,226	15,607	45,469	48,235	(381)	(3)%	(2,766)	(6)%
Operating Margin (excluding depreciation and amortization)	$2,291	$1,090	$6,986	$5,102	(1,201)	(52)%	(1,884)	(27)%

Average volume (in thousands of barrels per day)	62	61	59	65	(1)	(2)%	6	10%

The following is a discussion of items impacting crude oil trucking and producer field services segment operating margin for the periods indicated:

•
We continue to experience consistent demand for our trucking services due to increased crude oil production in the Kansas, Oklahoma and Texas markets we serve. In addition, because the current crude oil market is backwardated, there is a higher demand to deliver barrels from the field to market as soon as possible (as opposed to storing barrels and delivering in a later month). Despite volume increases in 2014, our operating margin has declined due to an increase in pipeline-connected leases in areas we serve, a decrease in the average distance barrels are hauled, and increased costs associated with retaining drivers.

•
In addition, because of demand in certain areas we have increased our utilization of third party trucking services. We realize lower operating margins when we utilize third party trucking services. We anticipate a decrease in our utilization of third party trucking services in the near term as we reposition our existing fleet of trucks to service areas with the greatest customer demand.

•	We continue to evaluate our overall rate structure and utilization of third party trucking services and expect to implement changes in the upcoming quarters.

Asphalt services segment

Our asphalt services segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for asphalt product and residual fuel oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our asphalt services segment for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
Operating results					Three Months		Nine Months
(in thousands)	2013	2014	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$17,843	$18,456	$47,586	$49,196	613	3%	1,610	3%
Related Party Revenues	310	246	1,337	946	(64)	(21)%	(391)	(29)%
Total Revenues	18,153	18,702	48,923	50,142	549	3%	1,219	2%
Operating Expenses (excluding depreciation and amortization)	5,895	6,627	18,510	20,115	(732)	(12)%	(1,605)	(9)%
Operating Margin (excluding depreciation and amortization)	$12,258	$12,075	$30,413	$30,027	(183)	(1)%	(386)	(1)%

The following is a discussion of items impacting asphalt services segment operating margin for the periods indicated:

•
In December 2013, we conveyed title of our Northumberland, Pennsylvania asphalt storage facility to Koch as part of a litigation settlement. We do not anticipate a significant impact on operating margin in 2014 as a result of this conveyance, and we anticipate operating margin for the remainder of 2014 to be largely in-line with 2013 results.

•	Related party revenues decreased due to lower overall contracted storage from short-term spot contracts during 2014 as compared to 2013.

•	The increase in operating expenses in 2014 as compared to 2013 is primarily attributable to the timing of maintenance and repair and increased rent expense.

Other Income and Expenses

Depreciation and amortization. Depreciation and amortization increased by $1.8 million to $19.3 million for the nine months ended September 30, 2014 compared to $17.5 million for the nine months ended September 30, 2013, and by $0.6 million to $6.6 million for the three months ended September 30, 2014 compared to $6.0 million for the three months ended September 30, 2013. This increase is primarily due to our Arbuckle pipeline that was placed in service in the fourth quarter of 2013.

General and administrative expenses.  General and administrative expenses were relatively consistent during the three and nine months ended September 30, 2013 and 2014. We do not anticipate material changes in general and administrative expenses for the remainder of 2014.

Gain on sale of assets. Gain on sale of assets was $1.8 million for the nine months ended September 30, 2014 compared to $0.7 million for the nine months ended September 30, 2013. Gain on sale of assets was $0.8 million for the three months ended September 30, 2014 compared to $0.6 million for the three months ended September 30, 2013. Gains in 2014 are comprised of sales of surplus, used property and equipment and $0.8 million recognized in relation to reimbursable capital projects. Gains in 2013 are comprised of sales of surplus, used property and equipment and a gain on the sale of pipeline gathering systems.

Equity earnings (loss) in unconsolidated affiliate. The equity earnings (loss) is attributed to our investment in Advantage Pipeline. Losses for 2013 are the result of expenses incurred during the construction phase of the Pecos River Pipeline. On September 17, 2013, commercial service started on Phase I of the system consisting of the Highway 18 Station near Grandfalls, Texas and 36 miles of pipeline connecting to the Longhorn Pipeline in Crane, Texas. During the three and nine months ended September 30, 2014, equity earnings were realized as a result of increased throughput on the pipeline due to the completion of the Crane West station in the second quarter of 2014.

Interest expense. Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps. Total interest expense for the three months ended September 30, 2014 decreased by $0.3 million compared to the three months ended September 30, 2013. During the three months ended September 30, 2014, we recorded unrealized gains due to the change in fair value of interest rate swaps of $1.1 million. The interest rate swap agreements were entered into during the first quarter of 2014. This decrease in interest expense was partially offset by an increase in interest on our credit facility of $0.3 million due to increases in our average debt outstanding and weighted average interest rate as well as interest expense incurred in connection with settlement payments under our interest rate swap agreements of $0.3 million.

Interest expense decreased by $0.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The nine months ended September 30, 2013 included the write-off of $2.0 million in debt issuance costs and the recognition of $0.2 million of deferred gains related to our prior credit facility. Interest expense related to our credit facility also decreased by $0.5 million due to a decrease in our interest rate under our new credit facility that became effective June 28, 2013. These decreases were partially offset by increases to interest expense related to the interest rate swap agreements and capitalized interest. The nine months ended September 30, 2014 included unrealized losses due to the change in fair value of interest rate swaps of $0.9 million. The interest rate swap agreements were entered into during the first quarter of 2014. Capitalized interest decreased by $0.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to placing the Arbuckle pipeline in service in the last quarter of 2013.

Loss from discontinued operations. During 2013, we sold our Thompson to Webster Pipeline System in south Texas. In addition, we conveyed title of our Northumberland, Pennsylvania asphalt storage facility to our counterpart as part of a litigation settlement. The operations of these business components are presented as discontinued operations for all periods presented. The loss in 2013 is due to the impairment of the Thompson to Webster Pipeline System.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2013 and 2014:

	Nine Months ended September 30,
	2013	2014
	(in millions)
Net cash provided by operating activities	$42.3	$39.3
Net cash used in investing activities	(74.5)	(23.4)
Net cash provided by (used in) financing activities	30.7	(17.7)

Operating Activities.  Net cash provided by operating activities was $39.3 million for the nine months ended September 30, 2014, as compared to $42.3 million for the nine months ended September 30, 2013.  The decrease in cash provided by operating activities is primarily the result of changes in working capital.

Investing Activities.  Net cash used in investing activities was $23.4 million for the nine months ended September 30, 2014, as compared to $74.5 million of net cash used in investing activities for the nine months ended September 30, 2013.  The nine months ended September 30, 2013 included a $20.0 million investment in Advantage Pipeline. The remaining decrease in cash used in investing activities was primarily the result of a $31.1 million decrease in capital expenditures. Capital expenditures for the nine months ended September 30, 2014 and 2013, respectively, included maintenance capital expenditures of $5.4 million and $13.1 million, respectively, and expansion capital expenditures of $20.0 million and $43.4 million, respectively.

Financing Activities.  Net cash used by financing activities was $17.7 million for the nine months ended September 30, 2014, as compared to $30.7 million of net cash provided by financing activities for the nine months ended September 30, 2013.  Cash used in financing activities for the nine months ended September 30, 2014 consisted primarily of $25.9 million in distributions to our unitholders and net payments on long term debt of $61.0 million as a result of our approach to cash management. This was partially offset by cash provided by financing activities from the issuance of 9,775,000 common units for a public offering price of $7.61, resulting in proceeds of approximately $71.2 million net of offering costs.  Financing activities for the nine months ended September 30, 2013 consisted primarily of $24.9 million in distributions to our unitholders and net borrowings of $63.4 million which were influenced by the timing of our investment in Advantage Pipeline and capital expenditures.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At September 30, 2014, we had a working capital surplus of $0.1 million. This is primarily a function of our approach to cash management. At September 30, 2014, we had approximately $187.7 million of availability under our revolving credit facility, although our ability to borrow such funds may be limited by the financial covenants in our credit facility.  As of September 30, 2014, we could borrow up to $300.1, or an additional $87.8 million, under our credit facility within our covenant restrictions. As of October 30, 2014, we have aggregate unused commitments under our revolving credit facility of approximately $187.3 million and cash on hand of approximately $5.5 million.

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

Expansion capital expenditures for organic growth projects totaled $20.0 million in the nine months ended September 30, 2014 compared to $43.4 million in the nine months ended September 30, 2013.  We currently expect our expansion capital expenditures for organic growth projects to be approximately $28.0 million to $33.0 million for all of 2014.  Maintenance capital expenditures totaled $3.9 million, net of reimbursable expenditures of $1.5 million, in the nine months ended September 30, 2014 compared to $11.1 million, net of reimbursable expenditures of $2.0 million, in the nine months ended September 30, 2013.  We currently expect maintenance capital expenditures to be approximately $7.0 million to $9.0 million, net of reimbursable expenditures, in 2014.

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

Description of Credit Facility.  On June 28, 2013, we entered into an amended and restated credit agreement which consists of a $400.0 million revolving loan facility. On September 15, 2014, we amended our credit facility to, among other things, amend the maximum permitted consolidated total leverage ratio as discussed below and to increase the limit on material project adjustments to EBITDA (as defined in the credit agreement). The proceeds of loans made under our credit agreement may be used for working capital and other general corporate purposes. All references herein to the credit agreement on or after June 28, 2013 refer to the amended and restated credit agreement, as amended on September 15, 2014.

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

Prior to the date on which we issue qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 4.50 to 1.00; provided that:

•
after we deliver the Knight Warrior Pipeline Initiation Certificate (as defined in the credit agreement, but generally meaning that we have spent at least $15.0 million of the projected capital expenditures for our Knight Warrior pipeline project), the maximum permitted consolidated total leverage ratio is 5.00 to 1.00 for the fiscal quarters ending March 31, 2015 through September 30, 2016, 4.75 to 1.00 for the fiscal quarter ending December 31, 2016, and 4.50 to 1.00 for each fiscal quarter thereafter;

•
after we deliver the Knight Warrior Pipeline Leverage Election Certificate (as defined in the credit agreement, but generally meaning that we have spent at least 50% of the projected capital expenditures for the Knight Warrior pipeline project), we may elect to increase the maximum permitted consolidated total leverage ratio to 5.50 to 1.00 for two consecutive fiscal quarters ending on or before September 30, 2016; and

•
if we make a specified acquisition (as defined in the credit agreement, but generally being an acquisition with consideration in excess of $15.0 million), we may elect to increase the maximum permitted consolidated total leverage ratio to 5.00 to 1.00 from and after the last day of the fiscal quarter immediately preceding the fiscal quarter in which such acquisition occurs to and including the last day of the second full fiscal quarter following the fiscal quarter in which such acquisition occurred.

From and after the date on which we issue qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 5.00 to 1.00; provided that after we deliver the Knight Warrior Pipeline Initiation Certificate, the maximum permitted consolidated total leverage ratio is 5.50 to 1.00 for the fiscal quarters ending March 31, 2015 through September 30, 2016, and 5.00 to 1.00 for each fiscal quarter thereafter.

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

At September 30, 2014, our consolidated total leverage ratio was 3.18 to 1.00 and our consolidated interest coverage ratio was 7.12 to 1.00.  We were in compliance with all covenants of our credit agreement as of September 30, 2014.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of September 30, 2014, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$238.6	$7.1	$14.2	$217.3	$—
Operating lease obligations	34.4	7.1	8.3	17.3	1.7
Non-compete agreement(2)	0.1	0.1	—	—	—
Employee contract obligations(3)	0.2	0.1	0.1	—	—
____________________

(1)
Represents required future principal repayments of borrowings of $212.0 million and variable rate interest payments of $26.6 million.  At September 30, 2014, our borrowings had an interest rate of approximately 3.72%. This interest rate was used to calculate future interest payments.  All amounts outstanding under our credit agreement mature in June 2018.

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

As of October 30, 2014, we had $212.0 million outstanding under our credit facility that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement became effective June 28, 2014 and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, we pay a fixed rate of 1.45% and receive one-month LIBOR with monthly settlement. The second agreement becomes effective January 28, 2015 and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we will pay a fixed rate of 1.97% and will receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at September 30, 2014 is a liability of $0.9 million and is recorded in long-term derivative liabilities on the consolidated balance sheet. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.

During the nine months ended September 30, 2014, the weighted average interest rate under our credit agreement was 3.41%. As of September 30, 2014, borrowings under our credit facility bore interest at a weighted average interest rate of 3.72%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of September 30, 2014, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased annual interest expense of approximately $1.1 million or decreased annual interest expense of $0.2 million, respectively.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of September 30, 2014, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 13 to our financial statements, and is incorporated herein by reference thereto.

Item 1A.    Risk Factors

Information about risk factors for the three months ended September 30, 2014 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013 except as listed below.

Risks Related to the Knight Warrior Pipeline Project
Construction and additional development of the Knight Warrior pipeline project subjects us to risks of construction delays, cost over-runs, limitations on our growth and negative effects on our operating results, liquidity and financial position.
The Knight Warrior pipeline project will take more than a year to complete, and the construction of the project is subject to a number of factors not always within our control, including issues with obtaining rights-of-way from third-party landowners, the permitting processes, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Some of these factors could result in meaningful delays in the construction of the project. Delays in the completion of the project could have a material adverse effect on our business, financial condition, results of operations and liquidity. The construction of the Knight Warrior pipeline project will require the expenditure of significant amounts of capital, which is subject to variables that may significantly increase expected costs. Should the actual cost of the project exceed our estimates and contingencies, our liquidity and capital position could be adversely affected.
Our expansion projects may not immediately produce operating cash flows.
Expansion projects, including the Knight Warrior pipeline, require us to make significant capital investments over time. For example, our Knight Warrior pipeline project is estimated to cost approximately $300 million and is expected to be complete by March 2016. We will incur financing costs during the planning and construction phases of these projects; however, the operating cash flows we expect these projects to generate will not materialize, if at all, until sometime after the projects are completed and placed into service. As a result, to the extent we finance our projects with borrowings, our leverage may increase during the period prior to the generation of those operating cash flows and, to the extent we finance our projects with equity, our cash available for distribution on a common unit basis may decrease during the period prior to the generation of those operating cash flows. If we experience unanticipated or extended delays in generating operating cash flow from construction projects, we may need to reduce or reprioritize our capital budget in order to meet our capital requirements, and our liquidity and capital position could be adversely affected.
Item 6.    Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	November 6, 2014	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	November 6, 2014	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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

10.1##	Crude Oil Throughput and Deficiency Agreement, dated August 28, 2014 between Knight Warrior LLC and Eaglebine Crude Oil Marketing LLC.
10.2
First Amendment to Amended and Restated Credit Agreement, dated as of September 15, 2014, by and among the Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the several lenders from time to time party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed September 1, 2014, and incorporated herein by reference).

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

101#
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Consolidated Balance Sheet as of December 31, 2013 and September 30, 2014; (iii) Consolidated Statements of Operations for the nine months ended September 30, 2013 and 2014; (iv) Consolidated Statement of Changes in Partners’ Capital for the nine months ended September 30, 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2014; and (vi) Notes to Consolidated Financial Statements.

____________________
*     Filed herewith.
#     Furnished herewith

##
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been separately filed with the Securities and Exchange Commission.