Form 10-K
period 2014-12-31
Blueknight Energy Partners, L.P.
filed 2015-03-11
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $102.1 million, based on $9.23 per common unit, the closing price of the common units as reported on the NASDAQ Global Market on such date.

As of March 9, 2015, there were 30,158,619 Series A Preferred Units and 32,915,481 common units outstanding.

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

The following diagram depicts our organizational structure, including our relationship with our affiliates and subsidiaries, as of March 9, 2015:

Charlesbank Capital Partners
Vitol Holding B.V.
CB-Blueknight, LLC
9,156,484 Series A Preferred Units
Blueknight Energy Holding, Inc.
9,156,484 Series A Preferred Units
50% Ownership Interest
50% Ownership Interest
Blueknight GP Holding, LLC (DE)
100% Indirect Ownership Interest
Blueknight Energy Partners G.P., L.L.C. (DE)
1,127,755 General Partner Units
Incentive Distribution Rights
14.3% Limited Partner Interest
14.3% Limited Partner Interest
Public Unitholders
32,915,481 Common Units
11,845,651 Series A Preferred Units
1.8% General Partner Interest
69.6% Limited Partner Interest
Blueknight Energy Partners, L.P. (DE)
100% Ownership Interest
BKEP Operating Subsidiaries

Our Strengths and Strategies

Strategically placed assets.  Our primary crude oil terminalling and storage facilities are located within the Cushing Interchange in Cushing, Oklahoma, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all New York Mercantile Exchange (“NYMEX”) crude oil futures contracts. We believe that the Cushing Interchange will continue to serve as one of the largest crude oil marketing hubs in the United States.  In addition, we have approximately 900 miles of strategically positioned gathering and transportation pipelines in Oklahoma and Texas as well as 42 asphalt terminals located in 21 states that we believe are well positioned to provide services in the market areas they serve throughout the continental United States.

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
Rose Rock Midstream, L.P.
Basin Pipeline System
TransCanada Corp.
White Cliffs Pipeline, LLC

Blueknight Energy Partners, L.P.
Enterprise Products Partners L.P.
Enbridge Energy Partners, L.P.
Plains All American Pipeline, L.P.
ConocoPhillips
 Rose Rock Midstream, L.P.
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

The asphalt industry in the United States is characterized by a high degree of seasonality. Much of this seasonality is due to the impact that weather conditions have on road construction schedules, particularly in cold weather states. Refineries produce liquid asphalt cement year round, but the peak asphalt demand season is during the warm weather months when most of the road construction activity in the United States takes place.  Liquid asphalt cement marketers and finished asphalt product producers with access to extensive storage capacity possess the inherent advantage of being able to purchase supply from refineries on a year-round basis and then sell finished asphalt products in the peak summer demand season.

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

Crude Oil Terminalling and Storage Services

With approximately 7.7 million barrels of above-ground crude oil terminalling facilities and storage tanks, we are able to provide our customers the ability to effectively manage their crude oil inventories and enhance flexibility in their marketing and operating activities. Our crude oil terminalling and storage assets are located throughout our core operating areas with the majority of our crude oil terminalling and storage strategically located at the Cushing Interchange.

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

The table below sets forth the total average barrels stored at and delivered out of our Cushing terminal in each of the periods presented and the total storage capacity at our Cushing terminal and at our other terminals at the end of such periods:

	Year Ended December 31,
	2013	2014
	(in thousands)
Average crude oil barrels stored per month at our Cushing terminal	4,858	1,724
Average crude oil delivered (Bpd) to our Cushing terminal	85	77
Total storage capacity at our Cushing terminal (barrels at end of period)	6,600	6,600
Total other storage capacity (barrels at end of period)	1,150	1,091

The following table outlines the location of our crude oil terminals and their storage capacities and number of tanks as of December 31, 2014:

Location	Storage Capacity (thousands of barrels)	Number of Tanks
Cushing, Oklahoma	6,600	34
Longview, Texas	430	7
Other(1)	661	195
Total	7,691	236
_______________

(1)    Consists of miscellaneous storage tanks located at various points along our pipeline and gathering systems.

Cushing Terminal.  One of our principal assets is our Cushing terminal, which is located within the Cushing Interchange in Cushing, Oklahoma. Currently, we own and operate 34 crude oil storage tanks with approximately 6.6 million barrels of storage capacity at this location. We own approximately 50 additional acres of land within the Cushing Interchange that is available for future expansion.

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

Our Cushing terminal can receive crude oil from our Mid-Continent system as well as other terminals owned by Magellan Midstream Partners, Enterprise Products Partners, Sunoco Logistics Partners, Plains All American, Seaway, Enbridge Energy Partners, Rose Rock Midstream Partners, Deeprock Energy Resources and two truck stations. Our Cushing terminal’s pipeline connections to major markets in the Mid-Continent region provide our customers with marketing flexibility. Our Cushing terminal can deliver crude oil via pipeline and, in the aggregate, is capable of receiving and/or delivering approximately 350,000 Bpd of crude oil.

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

Significant Customers.  For the twelve months ended December 31, 2014, Vitol accounted for at least 50% but not more than 60% of our total crude oil terminalling and storage revenue, and MV Purchasing, LLC accounted for at least 10% but not more than 20% of our total crude oil terminalling and storage revenue.  The loss of either of these customers could have a material adverse effect on our business, cash flows and results of operations.  As of March 2015, we provide crude oil terminalling and storage services to Vitol under two agreements having storage capacities of 1.0 million barrels and 2.0 million barrels, and having terms expiring at the end of March 2015 and April 2015, respectively.  In January 2015, we negotiated an amendment to the 2.0 million barrel contract with Vitol. The amended contract is effective May 2015 with a term expiring in April 2017 and is based on a storage capacity of 2.2 million barrels.  The storage capacity relating to the 1.0 million barrel contract expiring at the end of March 2015 has been contracted with other third parties effective in April 2015. No other customer accounted for more than 10% of our crude oil terminalling and storage revenue during 2014. For more information regarding the Vitol storage agreements, please see “Item 13-Certain Relationships and Related Party Transactions, and Director Independence-Agreements with Vitol.”

Crude Oil Pipeline Services

We own and operate a crude oil transportation system in the Mid-Continent region of the United States with a combined length of approximately 500 miles and a 200 mile tariff-regulated crude oil gathering and transportation pipeline in the Longview, Texas area.  In addition, we own and operate the Eagle North system in the Mid-Continent region of the United States with a length of approximately 200 miles.

System	Asset Type	Approximate Length (miles)	Average Throughput for Year Ended December 31, 2013 (Bpd)	Average Throughput for Year Ended December 31, 2014 (Bpd)	Pipe Diameter Range
Mid-Continent	Gathering and transportation pipelines	500	17,346	20,397	4” to 20”
East Texas	Gathering and transportation pipelines	200	22,380	17,521	6” to 8”
Eagle North	Transportation pipeline	200	14,907	13,370	6” to 8”

Mid-Continent System.  Our Mid-Continent transportation system provides access to our Cushing terminal and other storage facilities. The Oklahoma portion of our Mid-Continent system consists of approximately 500 miles of various sized pipeline, of which approximately 120 miles is idle. Crude oil delivered into the Oklahoma portion of our Mid-Continent system is transported to our Cushing terminal or delivered to local area refiners. The Mid-Continent system also includes a 35-mile gathering and transportation system in the Texas Panhandle near Dumas, Texas. Crude oil collected through the Texas Panhandle portion of our Mid-Continent system is transported by pipeline to a station where it is then delivered to market via tanker truck.  For the twelve months ended December 31, 2013 and 2014, this system delivered an average of approximately 17,346 Bpd and 20,397 Bpd of crude oil, respectively.  The Mid-Continent system was constructed in various stages beginning in the 1940s, and we believe it has a remaining life of at least 20 years.

East Texas System.  Our East Texas system consists of approximately 200 miles of tariff-regulated crude oil gathering pipeline, of which approximately 30 miles is comprised of idle, inactive gathering lines. The East Texas portion of this system delivers to crude oil terminalling, refinery and storage facilities at various delivery points in the East Texas region. For the twelve months ended December 31, 2013 and 2014, our East Texas system gathered an average of approximately 22,380 Bpd and 17,521 Bpd, respectively.  Shippers on the East Texas system include Eastex Crude, Enbridge Energy Marketing LLC, XTO Energy, Vitol, Delek Refining, LTD, Texas Gathering Company LLC, Plains All American L.P. and Sunoco Logistics Partners L.P. The East Texas system was constructed in various stages beginning in the 1940s and we believe it has a remaining life of at least 20 years.

Eagle North System. Our Eagle North system is comprised of a 200-mile, 8-inch pipeline, of which approximately 75 miles is idle, that originates in Cushing, Oklahoma and terminates in Ardmore, Oklahoma.  In August 2010, we entered into a Throughput Capacity Agreement (the “Throughput Capacity Agreement”) with Vitol.  We have entered into a throughput agreement with a third party relating to this pipeline.  In addition, pursuant to the Throughput Capacity Agreement, Vitol purchased 100% of the throughput capacity of the Eagle North system with its rights being subordinate to the rights of the third party under its throughput agreement with us.  In April 2013, we repurchased 100% of the throughput capacity on our Eagle North system from Vitol for $2.5 million, and the Throughput Capacity Agreement was terminated. For more information relating to the Throughput Capacity Agreement, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence-Agreements with Vitol-Vitol Throughput Capacity Agreement.”

Significant Customers.  Vitol and XTO Energy Inc. each accounted for at least 20% but not more than 30% of crude oil pipeline services revenue in 2014.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil pipeline services revenue during 2014.

Crude Oil Trucking and Producer Field Services

We provide two types of trucking services: crude oil trucking and producer field services.

Crude Oil Trucking Services.  To complement our pipeline gathering and transportation business, we use our approximately 156 owned or leased tanker trucks, which have an average tank size of approximately 200 barrels, to move crude oil to aggregation points, pipeline injection stations and storage facilities. Our tanker trucks moved an average of 62,000 Bpd and 64,000 Bpd, respectively, for the twelve months ended December 31, 2013 and 2014 from wellhead locations not served by pipeline gathering systems to aggregation points and storage facilities.  Several of our trucking services operating areas are not currently served by our gathering and transportation pipeline systems. In these areas, our trucking operations extend our ability to service our customers. The following table outlines the distribution of our trucking assets among our operating areas as of December 31, 2014:

Location	Number of Trucks
Oklahoma	55
Kansas	37
Texas	51
New Mexico	13
Total	156

Producer Field Services.  We provide a number of producer field services for companies such as Bridger Trading, LLC., Eagle Rock Energy, Regency Gas Services, LLC, DCP Midstream and ConocoPhillips. These services include gathering condensates by way of bobtail trucks for natural gas companies to hauling produced water to disposal wells, providing hot and cold fresh water, chemical and down hole well treating, wet oil clean up and building and maintaining separation facilities. We provide these services at contractual hourly rates. Our producer service fleet consists of approximately 96 trucks in a number of different sizes.

Significant Customers.  Vitol and MV Purchasing, LLC accounted for at least 25% but not more than 40% of crude oil trucking and producer field services revenue in 2014.  The loss of either of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil trucking and producer field services revenue during 2014.

Asphalt Services

With approximately 7.1 million barrels of total asphalt product and residual fuel oil storage capacity, we are able to provide our customers the ability to effectively manage their asphalt product storage and processing and marketing activities. Our 42 terminals are located in 21 states and as such are well-positioned to provide asphalt services in the market areas they serve throughout the continental United States.

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

In addition, as of December 31, 2014, we have leases and storage agreements with third party customers relating to our 42 asphalt facilities.  The majority of the leases and storage agreements related to these facilities have terms that expire between the end of 2016 and the end of 2018.  We operate the asphalt facilities pursuant to the storage agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

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

At leased facilities, our customers conduct the operations at the asphalt facility, including the storage and processing of asphalt products, and we collect a monthly rental fee relating to the lease of such facility.  Generally, under the terms of these leases, (i) title to the asphalt, raw materials or finished asphalt products received, unloaded, stored or otherwise handled at such asphalt facility is in the name of the lessee, (ii) the lessee is responsible for complying with environmental, health, safety, transportation and security laws, (iii) the lessee is required to obtain and maintain necessary permits, licenses, plans, approvals or other such authorizations and is responsible for insuring such asphalt facility, and (iv) most routine maintenance and repair of such asphalt facility is the responsibility of the lessee.

We do not take title to, or marketing responsibility for, the liquid asphalt product that we terminal, store and/or process. As a result, our asphalt operations have minimal direct exposure to changes in commodity prices, but the volumes of liquid asphalt cement we receive, store and/or process are indirectly affected by commodity prices.

The following table provides an overview of our asphalt facilities as of December 31, 2014:

Location	Number of Facilities	Total Tankage (in thousands of Bbls)(1)
Arkansas	1	21
California	1	66
Colorado	4	401
Georgia	1	38
Idaho	1	285
Illinois	2	232
Indiana	1	156
Kansas	4	492
Missouri	3	643
Montana	1	123
Nebraska	1	292
New Jersey	1	459
Nevada	1	280
Ohio	1	38
Oklahoma	6	904
Pennsylvania	1	59
Tennessee	3	470
Texas	3	779
Utah	2	300
Virginia	1	547
Washington	3	470
Total	42	7,055
_______________
(1)    Total tankage refers to the approximate total capacity of all tanks.

Our asphalt assets range in age from one year to over fifty years, and we expect that our storage tanks and related assets will have an average remaining life in excess of 20 years.

Significant Customers.  Ergon Asphalt & Emulsions, Heartland Asphalt Materials, Inc., Axeon Marketing, LLC. and Suncor Energy USA accounted for at least 10% but not more than 25% of asphalt services revenue in 2014.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our asphalt services revenue during 2014.

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

With respect to our crude oil gathering and transportation services, these competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., Magellan Midstream Partners, L.P., Sunoco Logistics Partners L.P. and Rose Rock Midstream Partners, L.P., among others. With respect to our crude oil storage and terminalling services, these competitors include Magellan Midstream Partners, L.P., Enbridge Energy Partners, L.P., Plains All American Pipeline, L.P. and Rose Rock Midstream Partners, L.P., among others.  Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners L.P., Sunoco Logistics Partners L.P., Magellan Midstream Partners, L.P and Rose Rock Midstream Partners, L.P.  Our ability to compete could be harmed by factors we cannot control, including:

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

Intrastate Pipeline Regulation

Currently, we have tariff rates that are regulated by the Texas Railroad Commission. We do not currently offer interstate transportation service regulated by the Federal Energy Regulatory Commission, or FERC.

Gathering and Intrastate Pipeline Regulation.  All intrastate pipelines in the state of Texas are regulated by the Texas Railroad Commission and intrastate pipelines in the state of Oklahoma are regulated by the Oklahoma Corporation Commission. In the states in which we operate, regulation of crude gathering facilities and intrastate crude pipeline facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. For example, our intrastate crude pipeline facilities in Texas must have a tariff on file and charge just and reasonable rates for service, which must be provided on a non-discriminatory basis. Although state regulation is typically less onerous than that of the Federal Energy Regulatory Commission, or FERC, proposed and existing rates subject to state regulation and the provision of non-discriminatory service are subject to challenge by complaint.

Pipeline Safety.  Our pipelines are subject to state and federal laws and regulations governing design, construction, operation and maintenance of the lines; qualifications of pipeline personnel; public awareness; emergency response and other aspects of pipeline safety.  These laws and regulations are subject to change, resulting in potentially more stringent requirements and increased costs. Applicable pipeline safety regulations establish minimum safety requirements and, for pipelines that pose a greater risk to populated areas or environmentally sensitive areas, impose a more rigorous requirement for the implementation of pipeline integrity management programs for our pipelines. In 2006, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or PIPES, reauthorized and amended the Department of Transportation’s, or DOT’s, pipeline safety programs. Included in PIPES is a provision eliminating the regulatory exemption contained in Part 195 for hazardous liquid pipelines operated at low stress.  Final rules under PIPES were promulgated in July 2008 and extend all existing safety regulations, including integrity management requirements, to large-diameter low-stress pipelines within a defined “buffer” area around an “unusually sensitive area,” which includes areas that contain sole-source drinking water, endangered species or other ecological resources. Operators of these and all other low-stress pipelines are required by the rules to comply with annual reporting requirements.  On January 3, 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011.  The Act increases the maximum civil penalties for pipeline safety administrative enforcement actions; requires the DOT to study and report on the expansion of integrity management requirements, the sufficiency of existing gathering line regulations to ensure safety and the feasibility of leak detection systems for hazardous liquid pipelines; requires pipeline operators to verify their records on maximum allowable operating pressure; and imposes new emergency response and incident notification requirements.  Both states in which we operate pipelines, Oklahoma and Texas, incorporate into their state rules those federal safety standards for hazardous liquids pipelines contained in Title 49, Part 195 of the Federal Code of Regulations. As a result, the issuance of any new pipeline safety regulations, including additional requirements for integrity management, is likely to increase the operating costs of our pipelines subject to such new requirements, and such future costs may be material.

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

Water.  The federal Clean Water Act and analogous state and local laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and state waters. We note that the term “waters of the United States” is already broadly construed, and the EPA and U.S. Army Corps of Engineers recently proposed a rule to clarify the term “waters of the United States.” While the proposed rule is ambiguous, many interested parties believe that the proposed rule will expand federal jurisdiction under the Clean Water Act, if it is made final in its current form. Permits must be obtained to discharge pollutants into these waters. The Clean Water Act and analogous laws provide significant penalties for unauthorized discharges and impose substantial potential liabilities for cleaning up spills and leaks into water. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. We believe that we are in substantial compliance with any such applicable state requirements.

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

Air Emissions.  Our operations are subject to the federal Clean Air Act (“CAA”), as amended, as well as to comparable state and local laws. We believe that our operations are in substantial compliance with these laws in those areas in which we operate. Amendments to the CAA enacted in 1990 imposed a federal operating permit requirement for major sources of air emissions. Our crude oil terminal located in Cushing, Oklahoma holds such a permit, which is referred to as a “Title V permit.”  On April 17, 2012, the United States Environmental Protection Agency (the “EPA”) approved final rules under the CAA that establish new air emission controls for oil and natural gas production, pipelines and processing operations. These rules became effective on October 15, 2012. In October 2012, several challenges to the new rules were filed by various parties, including environmental groups and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. On August 5, 2013, the EPA issued a final rule reversing certain aspects of the rule. The EPA also has indicated it may reconsider other aspects. Depending on the outcome of such proceedings, the rules may be further modified or rescinded or the EPA may issue new rules. The costs of compliance with any modified or newly issued rules cannot be predicted. Additionally, on January 14, 2015, the Obama administration announced that the EPA will propose a rule in the summer of 2015 to set standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector, including transmission. A final rule is expected in 2016. The administration’s announcement also stated that other federal agencies, including the Bureau of Land Management, the Pipeline and Hazardous Materials Safety Administration, or PHMSA, and the Department of Energy, will impose new or more stringent regulations on the oil and gas sector that will have the effect of reducing methane emissions. Depending on whether such rules are promulgated and the applicability and restrictions in any promulgated rule, compliance with such rules could result in additional compliance costs for us and for others in our industry. In response to these and other regulatory developments, we may be required to incur certain capital expenditures in the next several years for air pollution control equipment and operational changes in connection with obtaining or maintaining permits and approvals and complying with applicable regulations addressing air emission related issues.  Although we can provide no assurance, we believe future compliance with the CAA, as amended, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Climate Change.  Legislative and regulatory measures to address concerns that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”), may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional, and state levels. The oil and gas industry is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. In the United States, the U.S. Congress has considered but to date has not enacted federal legislation requiring GHG controls. In addition, the EPA has promulgated a series of rulemakings and other actions to regulate GHGs as pollutants under the CAA.  In May 2010, EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phased in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning January 2, 2011. On June 23, 2014, the United States Supreme Court ruled that portions of the EPA’s GHG regulatory program violated the Clean Air Act. Specifically, the Supreme Court determined that GHGs cannot independently trigger Prevention of Significant Deterioration (PSD) permitting requirements. However, the Court held that certain PSD permitting requirements may apply to GHG emissions if emissions of another regulated pollutant, like sulfur dioxide or particulate matter, trigger PSD permitting. Additionally, the Court held that the Tailoring Rule’s regulatory emissions thresholds violated the Clean Air Act, while suggesting that EPA could promulgate “de minimis” thresholds for GHGs. Further proceedings are ongoing in the United States Court of Appeals for the District of Columbia. These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.  Furthermore, in 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, establishing a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions on an annual basis by operators of stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHG emissions.  Monitoring obligations began in 2010 and the emissions reporting required took effect in 2011. The scope of the rule was subsequently expanded to cover additional petroleum and natural gas production, processing, and transmission sources that were not previously covered by the rule.  Although this rule does not control GHG emission levels from any facilities, it has caused us to incur monitoring and reporting costs.

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

Regulation of Hydraulic Fracturing. A portion of our customers’ production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into shale formations to stimulate crude oil and/or gas production. The practice of hydraulic fracturing has been subject to public scrutiny in recent years and various efforts to regulate, or some cases prohibit, hydraulic fracturing have been, and are still being, pursued at the local, state and federal levels of government. For example, several states, including states in which we operate, have imposed disclosure requirements on hydraulic fracturing. Additionally, the Governor of New York recently announced that hydraulic fracturing would be prohibited in that state, and several local governments have prohibited or severely restricted hydraulic fracturing within their jurisdictions. Restrictions on hydraulic fracturing could adversely affect our operations by reducing the volumes of crude oil that we transport.

Endangered Species and Migratory Birds. The Endangered Species Act, or ESA, restricts activities that may affect endangered or threatened species or their habitats. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unlisted endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans or limit future development in the affected areas. The Migratory Bird Treaty Act, or MBTA, implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds. Pursuant to the MBTA, the taking, killing or possessing of migratory birds is unlawful without a permit, thereby potentially requiring the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas.

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

Employees

As of December 31, 2014, we employed approximately 526 persons.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that relations with these employees are satisfactory.

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

In order to make cash distributions on our Preferred Units at the preference distribution rate of $0.17875 per unit per quarter, or $0.715 per unit per year, and on our common units at the minimum quarterly distribution of $0.11 per unit per quarter, or $0.44 per unit per year, we will require available cash of approximately $9.2 million per quarter, or $36.7 million per year. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions on our Preferred Units at the preference rate or on our common units at the minimum quarterly distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described herein.

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

We have a total of 6.6 million barrels of storage capacity at the Cushing terminal.  Customer storage contracts for 1.2 million barrels of storage at this location expire in 2015.  We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace.  In addition, to the degree that we operate outside of long-term contracts, our revenues can be significantly more volatile than would be the case with a pricing structure negotiated through a long-term storage contract.  If we cannot successfully renew significant contracts or must renew them on less favorable terms, our revenues from these arrangements could decline which could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on certain key customers for a portion of our revenues and are exposed to credit risks of these customers. The loss of or material nonpayment or nonperformance by any of these key customers could adversely affect our cash flow and results of operations.

We rely on certain key customers for a portion of revenues. For example, Vitol represented approximately $12.2 million, or 54%, of our total crude oil terminalling and storage revenue, $6.4 million, or 24%, of our crude oil pipeline services revenue, $19.7 million, or 39%, of our total crude oil trucking and producer field services revenue and $1.1 million, or 2%, of our total asphalt services revenue in 2014.  Vitol is a private company and we have limited information regarding its financial condition.  Vitol comprised 20% of total accounts receivable at December 31, 2014.

In addition to Vitol, other key customers include MV Purchasing, LLC, which accounted for 17% and 25% of total crude oil terminalling and storage revenue and total crude oil trucking and producer field services revenue, respectively, in 2014. XTO Energy Inc. accounted for at least 20% but no more than 25% of total crude oil pipeline services revenue in 2014.  Ergon Asphalt & Emulsions, Heartland Asphalt Materials, Inc., Axeon Marketing, LLC. and Suncor Energy USA each accounted for at least 10% but not more than 25% of total asphalt services revenue in 2014.

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

As of December 31, 2014, we had approximately $216.8 million in outstanding indebtedness, inclusive of approximately $0.8 million in outstanding letters of credit, under our $400.0 million credit facility.  Our level of debt under the credit facility could have important consequences for us, including the following:

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

As of March 9, 2015, we have aggregate unused credit availability under our revolving credit facility of approximately $181.1 million, although our ability to borrow such funds may be limited by the financial covenants in our credit facility, and cash on hand of approximately $1.3 million. Our ability to access capital markets may be limited due to uncertainty of our future cash flows, adverse business developments and other contingencies.  In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower than it otherwise would be due to these uncertainties.  The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets.

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

Many of our contracts with customers for producer field services have terms of one year or less. As these contracts expire, they must be extended and renegotiated or replaced. We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. In particular, our ability to extend or replace contracts could be harmed by numerous competitive factors, such as those described above under “Item 1. Business - Competition.”  We face intense competition in our gathering, transportation, terminalling and storage activities. Competition from other providers of crude oil gathering, transportation, terminalling and storage services that are able to supply our customers with those services at a lower price could reduce our ability to make distributions to our unitholders. Additionally, we may incur substantial costs if modifications to our terminals are required in order to attract substitute customers or provide alternative services. If we cannot successfully renew significant contracts or must renew them on less favorable terms, or if we incur substantial costs in modifying our terminals, our revenues from these arrangements could decline, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Certain of our asphalt services contracts have short terms, and certain leases relating to our asphalt operations may be terminated upon short notice.

As of December 31, 2014, we had leases and storage agreements with third party customers relating to our 42 asphalt facilities.  The majority of the leases and storage agreements related to these facilities have terms that expire between the end of 2016 and the end of 2018.  We may not be able to renew or extend our existing contracts or enter into new leases or storage agreements when such contracts expire.  In addition, certain key customers account for a portion of our asphalt services revenues, the loss of which could result in a decrease in revenues from our asphalt operations.  A significant decrease in the revenues we receive from our asphalt operations could result in violations of covenants under our credit facility and could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

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

We are subject to competition from other crude oil gathering, transportation, terminalling and storage operations that may be able to supply our customers with the same or comparable services on a more competitive basis. We compete with national, regional and local gathering, storage, terminalling and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Some of these competitors are substantially larger than us, have greater financial resources, and control substantially greater storage capacity than we do. With respect to our gathering and transportation services, these competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., ConocoPhillips, Sunoco Logistics Partners L.P. and Rose Rock Midstream Partners, L.P., among others. With respect to our storage and terminalling services, these competitors include Magellan Midstream Partners, L.P., Enbridge Energy Partners, L.P., Enterprise Products Partners L.P., Plains All American Pipeline, L.P. and Rose Rock Midstream Partners, L.P.  Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners L.P., Sunoco Logistics Partners L.P., Enbridge Energy Partners, L.P. and Rose Rock Midstream Partners, L.P. Our ability to compete could be harmed by numerous factors, including:

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

Expansion projects, including the Knight Warrior pipeline, require us to make significant capital investments over time. For example, our Knight Warrior pipeline project is estimated to cost approximately $300 million and is expected to be complete by the second quarter of 2016. We will incur financing costs during the planning and construction phases of these projects; however, the operating cash flows we expect these projects to generate will not materialize, if at all, until sometime after the projects are completed and placed into service. As a result, to the extent we finance our projects with borrowings, our leverage may increase during the period prior to the generation of those operating cash flows and, to the extent we finance our projects with equity, our cash available for distribution on a common unit basis may decrease during the period prior to the generation of those operating cash flows. If we experience unanticipated or extended delays in generating operating cash flow from construction projects, we may need to reduce or reprioritize our capital budget in order to meet our capital requirements, and our liquidity and capital position could be adversely affected.

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

Effective July 2008, the DOT broadened the scope of coverage of its existing pipeline safety standards, including its integrity management programs, to include certain rural onshore hazardous liquid and low-stress pipeline systems found near “unusually sensitive areas,” including non-populated areas requiring extra protection because of the presence of sole source drinking water resources, endangered species or other ecological resources. Also, in December 2006,PIPES was enacted. PIPES reauthorizes and amends the DOT’s pipeline safety programs and includes a provision eliminating the regulatory exemption for hazardous liquid pipelines operated at low stress. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, enacted in January 2012, requires the DOT to study and report on the expansion of integrity management requirements, the sufficiency of existing gathering line regulations to ensure safety and the feasibility of leak detection systems for hazardous liquid pipelines. On August 13, 2012, PHMSA published rules to update pipeline safety regulations, including increasing maximum civil penalties from $0.1 million to $0.2 million per day of violation and from $1.0 million to $2.0 million as a maximum account for a related series of violations as well as changing PHMSA’s enforcement process. PHMSA also issued an Advisory Bulletin in May 2012 which advised pipeline operators that they must have records to document the maximum allowable operating pressure for each section of their pipeline and that the records must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing (including hydrotesting) or modifying or replacing facilities to meet the demands of verifiable pressures, could significantly increase an operator’s costs. Adoption of new or more stringent pipeline safety regulations affecting our interstate gathering or low-stress pipelines could result in more rigorous and costly integrity management planning requirements being imposed on those lines, which could have a material adverse effect on our results of operations. Please read “Item 1. Business-Regulation-Pipeline Safety” for more information.

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

The crude oil and petroleum-based product business is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Federal legislation requiring GHG controls has been considered and could be enacted in the future.  Moreover, EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA.  In April 2010, EPA promulgated final motor vehicle GHG emission standards and has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions as of January 2, 2011.  In May 2010,

EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phased in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning January 2, 2011. On June 23, 2014, the United States Supreme Court ruled that portions of EPA’s GHG regulatory program violated the Clean Air Act. Specifically, the Supreme Court determined that GHGs cannot independently trigger PSD permitting requirements. However, the Court held that certain PSD permitting requirements may apply to GHG emissions if emissions of another regulated pollutant, like sulfur dioxide or particulate matter, trigger PSD permitting. Additionally, the Court held that the Tailoring Rule’s regulatory emissions thresholds violated the Clean Air Act, while suggesting that EPA could promulgate “de minimis” thresholds for GHGs. Further proceedings are ongoing in the United States Court of Appeals for the District of Columbia. These EPA rulemakings could affect our operations by effectively reducing demand for motor fuels from crude oil and could affect our ability to obtain air permits for new or modified facilities.  Moreover, in 2009, the EPA issued a rule that establishes comprehensive requirements for monitoring and reporting of GHG emissions on an annual basis by operators of certain stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHG emissions.  Monitoring obligations began in 2010 and reporting obligations began in March 2011.  Some of our facilities include natural gas-fired combustion units that may become subject to the rule.   These facilities are required to annually calculate their GHG emissions to determine whether they trigger reporting and monitoring requirements.  To date, none of our facilities have exceeded the thresholds established for reporting or monitoring requirements.  Although this rule does not control GHG emission levels from any facilities, it has caused us to incur monitoring and reporting costs relating to GHG emissions.  Furthermore, the scope of the rule was expanded for 2011 to cover additional petroleum and natural gas production, processing, and transmission sources (“Subpart W”) that were not previously covered by the rule.  This expansion in scope may impact the crude oil industry and, as a result, affect our business.   We also note, as previously mentioned, that on January 14, 2015 the Obama administration announced that the EPA will propose a rule in the summer of 2015 to set standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector, including transmission. This is action is being announced pursuant to the President’s Climate Action Plan, which may give rise to other regulations affecting our business. We continue to monitor and review these regulations to determine future impacts, including potential reporting requirements. Legislation and regulations relating to control or reporting of GHG emissions are also in various stages of discussions or implementation in many of the states in which we operate.

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

A portion of our customers’ production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into shale formations to stimulate crude oil and/or gas production. The practice of hydraulic fracturing has been subject to public scrutiny in recent years and various efforts to regulate, or some cases prohibit, hydraulic fracturing have been, and are still being, pursued at the local, state and federal levels of government. For example, several states, including states in which we operate, have imposed disclosure requirements on hydraulic fracturing. Additionally, the Governor of New York recently announced that hydraulic fracturing would be prohibited in that state, and several local governments have prohibited or severely restricted hydraulic fracturing within their jurisdictions. Restrictions on hydraulic fracturing could adversely affect our operations by reducing the volumes of crude oil that we transport.

Additionally, the ESA restricts activities that may affect endangered or threatened species or their habitats. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unlisted endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans or limit future development in the affected areas. The MBTA implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds. Pursuant to the MBTA, the taking, killing or possessing of migratory birds is unlawful without a permit, thereby potentially requiring the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas.

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

Our unitholders will be unable initially to remove our General Partner without its consent because our General Partner and its affiliates own a sufficient number of units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the General Partner. As of December 31, 2014, Vitol and Charlesbank collectively owned approximately 29.1% of our aggregate outstanding Preferred Units and common units.

Affiliates of our General Partner may sell units in the public markets, which sales could have an adverse impact on the trading price of the units.

As of March 9, 2015, the executive officers and directors of our General Partner beneficially own an aggregate of 356,281 common units and 31,395 Preferred Units and Vitol and Charlesbank collectively own 18,312,968 Preferred Units. The sale of these units in the public markets could have an adverse impact on the price of the units or on any trading market that may develop.

Our General Partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of any class of units then outstanding, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of such class of units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. As of December 31, 2014, Vitol and Charlesbank collectively owned 60.7% of our outstanding Preferred Units.

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

We have the right in certain circumstances to force the conversion of all outstanding Preferred Units to common units.  These circumstances include a situation in which holders of a certain number of Preferred Units have elected for the Preferred Units that they hold to be converted to common units, then we could then force all remaining outstanding Preferred Units to convert to common units.  Vitol and Charlesbank, the owners of our General Partner, own enough Preferred Units such that if they converted all of them to common units, we would be able to exercise this mandatory conversion right.  In addition, we also will have the right to force the conversion of the outstanding Preferred Units at any time on or after October 25, 2015 if (i) the daily volume-weighted average trading price of our common units is greater than $8.45 for twenty out of the trailing thirty trading days ending two trading days before we furnish notice of conversion and (ii) the average trading volume of our common units has exceeded 20,000 common units for twenty out of the trailing thirty trading days ending two trading days before we furnish notice of conversion.  As a result, our preferred unitholders may be required to convert their Preferred Units at an undesirable time and may not receive their expected return on investment.

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

Tax Risks to Unitholders

Our common unitholders have been and will be required to pay taxes on their share of our taxable income even if they have not received or do not receive any cash distributions from us.

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

Tax-exempt entities and non-United States persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), pension plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If a potential unitholder is a tax-exempt entity or a non-U.S. person, it should consult its tax advisor before investing in our units.

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

While we would continue our existence as a Delaware limited partnership, our tax termination would, among other things, result in the closing of our taxable year for all unitholders which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief is not available, as described below) for one fiscal year if the termination occurs on a day other than December 31 and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A tax termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections, and if we were to fail to recognize and report on our tax return that a termination occurred, we could be subject to penalties. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the year in which the termination occurs notwithstanding two partnership tax years.

Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements in states in which they do not live as a result of investing in our units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in certain of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, Oklahoma, Kansas, Colorado, New Mexico, Arkansas, California, Georgia, Idaho, Illinois, Indiana, Missouri, Michigan, Montana, Nebraska, Nevada, New Jersey, Ohio, Pennsylvania, Tennessee, Utah, Virginia and Washington.  Most of these states currently impose income taxes on corporations, and many of these states impose income taxes on other entities and nonresident individuals.  We may own property or conduct business in other states or foreign countries in the future. It is each unitholder’s responsibility to file all federal, state, local and foreign tax returns. Under the tax laws of some states where we will conduct business, we may be required to withhold a percentage from amounts to be distributed to a unitholder who is not a resident of that state. For example, in the case of Oklahoma, we are required to either obtain a withholding exemption affidavit from and generally report detailed tax information about our non-Oklahoma resident unitholders or withhold an amount equal to 5% of the portion of our distributions to unitholders which is deemed to be the Oklahoma share of our income.

We hold certain assets located at certain of our asphalt facilities in a subsidiary taxed as a corporation.  Such subsidiary is subject to entity level federal and state income taxes on its net taxable income and, if a material amount of entity-level taxes were incurred, then our cash available for distribution to our unitholders could be substantially reduced.

We hold certain of our asphalt processing assets and related fee income through BKEP Asphalt, L.L.C., that is a subsidiary taxed as a corporation. Such subsidiary is required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates. Distributions from such subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of such subsidiary will flow through to our unitholders. As of January 1, 2015, the maximum federal income tax rate applicable to dividend income from such subsidiary which is allocable to individuals is 20% plus an unearned Medicare tax of 3.8%. An individual unitholder’s share of dividend and interest income from such subsidiary would constitute portfolio income that could not be offset by the unitholder’s share of our other losses or deductions. If a material amount of entity-level taxes are incurred by such subsidiary, then our cash available for distribution to its unitholders could be substantially reduced.

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

Unitholders converting preferred units into common units could under certain limited circumstances receive a gross income allocation that may materially increase the taxable income allocated to such unitholders.

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

Compliance with and changes in tax law could adversely affect our performance.

We are subject to extensive tax laws and regulations, including federal and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

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

On March 5, 2015, there were 32,915,481 common units outstanding, held by approximately 1,193 unitholders of record and 30,158,619 Preferred Units outstanding held by approximately 3 unitholders of record.  The actual number of unitholders is greater than the number of holders of record.  18,312,968 of the Preferred Units are held by Vitol and Charlesbank.

The following table shows the high and low sales prices per common unit and Preferred Unit, as reported by Nasdaq, as well as distributions declared by quarter during the periods indicated.

Common Units	Low	High	Cash Distribution per Unit
2013:
First Quarter	$6.53	$9.50	$0.1175
Second Quarter	7.80	9.24	0.1200
Third Quarter	8.07	8.93	0.1225
Fourth Quarter	8.00	9.37	0.1265

2014:
First Quarter	$8.27	$9.40	$0.1300
Second Quarter	8.65	9.50	0.1325
Third Quarter	7.52	9.32	0.1345
Fourth Quarter	5.48	8.30	0.1365

Preferred Units
2013:
First Quarter	$8.45	$9.19	$0.1788
Second Quarter	8.70	9.49	0.1788
Third Quarter	8.73	9.93	0.1788
Fourth Quarter	8.83	9.50	0.1788

2014:
First Quarter	$9.10	$10.20	$0.1788
Second Quarter	9.04	11.41	0.1788
Third Quarter	9.30	10.50	0.1788
Fourth Quarter	7.01	9.69	0.1788

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

Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter in the following manner:

•
first, 98.2% to the holders of Preferred Units, pro rata, and 1.8% to our General Partner, until we distribute for each outstanding Preferred Unit an amount equal to the Series A Quarterly Distribution Amount for that quarter;

•
second, 98.2% to the holders of Preferred Units, pro rata, and 1.8% to our General Partner, until we distribute for each outstanding Preferred Unit an amount equal to any arrearages in the payment of the Series A Quarterly Distribution Amount for any prior quarters;

•
third, 98.2% to all common unitholders and Class B unitholders, pro rata, and 1.8% to our General Partner, until we distribute for each outstanding common and Class B unit an amount equal to the minimum quarterly distribution of $0.11 per unit for that quarter; and

•	thereafter, in the manner described in “-General Partner Interest and Incentive Distribution Rights” below.

The preceding discussion is based on the assumptions that our General Partner maintains its 1.8% general partner interest and that we do not issue additional classes of equity securities. On September 22, 2014, the Partnership issued and sold 9,775,000 common units and the General Partner elected not to make a capital contribution, reducing its interest from approximate 2.1% to approximate 1.8%.

General Partner Interest and Incentive Distribution Rights

The following discussion assumes that our General Partner maintains its approximate 1.8% general partner’s interest and continues to own the incentive distribution rights.

Our partnership agreement provides that our General Partner will be entitled to an approximate 1.8% of all distributions that we make prior to our liquidation. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its approximate 1.8% general partner interest if we issue additional units. Our General Partner’s approximate 1.8% interest, and the percentage of our cash distributions to which it is entitled, will be proportionately reduced if we issue additional units in the future (other than the issuance of partnership securities issued in connection with a reset of the incentive distribution target levels relating to our General Partner’s incentive distribution rights or the issuance of partnership securities upon conversion of outstanding partnership securities) and our General Partner does not contribute a proportionate amount of capital to us in order to maintain its then current general partner interest. Our General Partner will be entitled to make a capital contribution in order to maintain its then current general partner interest in the form of the contribution to us of common units based on the current market value of the contributed common units.

Incentive distribution rights represent the right to receive an increasing percentage (13.0%, 23.0% and 48.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our General Partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the partnership agreement.

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

•
first, 98.2% to all unitholders holding common units or Class B units, pro rata, and 1.8% to our General Partner, until each unitholder receives a total of $0.1265 per unit for that quarter (the “first target distribution”);

•
second, 85.2% to all unitholders holding common units or Class B units, pro rata, and 14.8% to our General Partner, until each unitholder receives a total of $0.1375 per unit for that quarter (the “second target distribution”);

•
third, 75.2% to all unitholders holding common units or Class B units, pro rata, and 24.8% to our General Partner, until each unitholder receives a total of $0.1825 per unit for that quarter (the “third target distribution”); and

•	thereafter, 50.2% to all unitholders holding common units or Class B units, pro rata, and 49.8% to our General Partner.

For equity compensation plan information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Securities Authorized for Issuance under Equity Compensation Plans.”

Unregistered Sales of Securities

None.

Item 6.    Selected Financial Data.

The following table shows selected historical financial and operating data of Blueknight Energy Partners, L.P. for the periods and as of the dates presented.   Our results of operations for the year ended December 31, 2010 were affected by SemCorp’s bankruptcy filings and related events, which resulted in decreased revenues and increased expenses.

Prior to SemCorp’s bankruptcy filings and our subsequent settlement with SemCorp in such bankruptcy proceedings in April 2009, we were party to various agreements with SemCorp and its subsidiaries.  After the rejection of such agreements in SemCorp’s bankruptcy proceedings, we experienced decreased volumes of crude oil that was terminalled, stored, transported and gathered as compared to our agreements with SemCorp.  In addition, we experienced decreased revenues in our asphalt services business as compared to the revenues that we received under our terminalling agreement with SemCorp.  In addition, we experienced increased expenses since SemCorp’s bankruptcy filings, including increased general and administrative expenses related to the costs of legal and financial advisors, increased interest expense related to certain events of default under and associated amendments of our prior credit facility and expenses incurred to refinance our prior credit facility.  For these reasons and due to the other factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Overview-Items Impacting the Comparability of Our Financial Results,” our historical results of operations may not be indicative of our future results.

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

	2010	2011	2012	2013	2014
Statement of Operations Data:	(in thousands, except for per unit data)
Service revenues:
Third party revenue	$126,949	$129,104	$130,696	$142,916	$143,838
Related party revenue	23,541	44,089	48,153	51,755	42,788
Total revenue	150,490	173,193	178,849	194,671	186,626
Expenses:
Operating	96,081	114,731	122,746	133,610	134,245
General and administrative	20,453	17,311	19,795	17,482	17,498
Asset Impairment Expense	779	867	1,942	524	—
Total expenses	117,313	132,909	144,483	151,616	151,743
Gain on sale of assets	76	3,008	7,271	1,073	2,464
Loss contingency, net of expected insurance recovery	7,200	—	—	—	—
Operating income	26,053	43,292	41,637	44,128	37,347
Other income (expense)
Equity earnings (loss) in unconsolidated entity	—	—	—	(502)	883
Interest expense(1)	(48,638)	(32,898)	(11,705)	(11,615)	(12,268)
Unrealized gains on investments	—	—	—	—	2,079
Change in fair value of embedded derivative within convertible debt	(6,650)	20,224	—	—	—
Change in fair value of rights offering contingency	4,384	1,883	—	—	—
Income (loss) before income taxes	(24,851)	32,501	29,932	32,011	28,041
Provision for income taxes	207	287	318	593	469
Net income (loss) from continuing operations	(25,058)	32,214	29,614	31,418	27,572
Income (loss) from discontinued operations	1,262	1,261	1,951	(3,383)	—
Net income (loss)	$(23,796)	$33,475	$31,565	$28,035	$27,572
Allocation of net income (loss) for purpose of calculating earnings per unit:
General partners interest in net income (loss)	$(470)	$912	$774	$647	$641
Preferred partners interest in net income	$—	$16,446	$21,564	$21,564	$21,563
Accretion of discount on increasing rate preferred units	$—	$2,243	$—	$—	$—
Beneficial conversion feature attributable to preferred units	$8,114	$43,259	$1,853	$—	$—
Beneficial conversion feature attributable to repurchase of preferred units	$—	$(6,892)	$—	$—	$—
Gain on extinguishment attributable to redemption of convertible debt, recorded as a capital transaction	$—	$(2,375)	$—	$—	$—
Net income (loss) available to limited partners	$(31,440)	$(20,118)	$7,374	$5,824	$5,368
Basic and diluted net income (loss) per limited partner unit:
Common units	$(0.91)	$(0.61)	$0.32	$0.25	$0.20
Subordinated Units	$(0.91)	$(0.52)	$—	$—	$—
Cash distributions per unit to limited partners(2):
Paid	$—	$—	$0.44	$0.48	$0.52
Declared	$—	$0.11	$0.45	$0.49	$0.53
Cash distributions per unit to preferred partners:
Paid	$—	$0.52	$0.71	$0.72	$0.72
Declared	$0.10	$0.58	$0.72	$0.72	$0.72

Balance Sheet Data (at period end):
Property, plant and equipment, net	$274,069	$266,355	$267,741	$297,400	$310,163
Total assets	$323,838	$304,755	$299,825	$354,748	$364,395
Long-term debt and capital lease obligations	$244,329	$220,781	$212,006	$275,707	$219,736
Total partners’ capital (deficit)	$(37,743)	$57,799	$58,655	$55,458	$119,956
________________

(1)
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

(2)
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

Potential Impact of Recent Crude Oil Market Price Changes on Future Revenues

From August 2014 to March 2015, the market price of West Texas Intermediate crude oil has decreased nearly 50%, from approximately $100 per barrel to approximately $50 per barrel.  In addition, during the fourth quarter of 2014, the West Texas Intermediate crude oil forward price curve changed from a backwardated curve (in which the current crude oil price per barrel is less than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible) to a contango curve (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time).  We expect this price and curve change to have the following near-term impacts on our operating segments as follows:

Crude Oil Terminalling and Storage Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month.  In September 2014, we had approximately 4.8 million barrels of storage with contracts that had expired or would expire between September 30, 2014 and May 31, 2015.  As a result of the decrease in the crude oil price and change in the crude oil curve, we have been able to: (1) renew expiring contracts at average rates higher than those in place at September 30, 2014, (2) increase our weighted average remaining contract term to 23 months as compared to 9 months at September 30, 2014 and (3) increase customer diversity by the addition of two new customers, as a result of which storage capacity leased by Vitol is expected to decrease from nearly two thirds of our Cushing storage at September 30, 2014 to one third beginning in the second quarter of 2015.

Asphalt Services - The asphalt industry tends to benefit from a lower crude oil price environment and strong economy.  We expect our asphalt services customers to acquire and store additional asphalt product in the lower crude oil price environment (which tends to correlate somewhat with asphalt prices), and we expect that municipalities will be able to purchase more product due to the lower price of asphalt.  As a result, we expect increased product throughput at our facilities in the near term which may ultimately increase the revenues generated by our asphalt services operating segment.

Crude Oil Pipeline Services - We do not currently expect the recent crude oil price changes to have a significant impact on our crude oil pipeline services operating segment as a significant portion of the capacity of our Mid-Continent and Eagle North systems are contracted under throughput and deficiency agreements.  In addition, throughput volume on the Pecos River Pipeline, in which we have a 30% equity ownership interest, is expected to continue to increase in 2015.

Crude Oil Trucking and Producer Field Services - We may experience downward rate pressure in our trucking and producer field services business as producers and marketers attempt to renegotiate service rates to preserve their operating margins. This operating segment may be negatively impacted in the longer term if lower crude oil prices are sustained and result in decreased crude oil production and demand for crude oil transportation services.

Recent Events

A time line of certain recent events is set forth below.

•
February 1, 2013 - We entered into an agreement with Advantage Pipeline to acquire approximately 30% ownership in a 70 mile crude oil pipeline project running from Pecos, Texas to Crane, Texas (the “Pecos River Pipeline”). The Pecos River Pipeline is a new 16" diameter pipeline that will enable west Texas producers to deliver crude oil to Gulf Coast markets through a pipeline connection at Crane, Texas. On September 17, 2013, commercial service started on Phase I of the system consisting of the Highway 18 Station near Grandfalls, Texas and 36 miles of pipeline connecting to the Longhorn Pipeline in Crane, Texas. In October 2014, utilizing temporary power, commercial service started on Phase II of the system consisting of the Highway 285 Station near Pecos, Texas and 29 miles of pipeline connecting to the Highway 18 Station. Full power for the Highway 285 Station was established in January 2015. We operate the pipeline under a long term agreement with Advantage Pipeline.

•	June 28, 2013 - We entered into an amended and restated credit agreement which consists of a $400.0 million revolving loan facility.

•
March 2014 - We entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement became effective June 28, 2014 and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, we pay a fixed rate of 1.45% and receive one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015 and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we pay a fixed rate of 1.97% and receive one month LIBOR with monthly settlement.

•
August 6, 2014 - We announced our intention to build the Knight Warrior Pipeline, which will link the emerging East Texas Woodbine/Eaglebine crude oil resource play to Oiltanking Houston, a crude oil and product terminal on the Houston Ship Channel, owned and operated by Oiltanking Partners, L.P.

•
August 29, 2014 - We entered into a Crude Oil Throughput and Deficiency Agreement with Eaglebine Crude Oil Marketing LLC, a joint venture partly owned by Vitol Inc., effective as of August 28, 2014, pursuant to which we will provide certain crude oil transportation services on the Knight Warrior Pipeline for Eaglebine Crude.

•
September 15, 2014 - We amended our credit facility to, among other things, amend the maximum permitted consolidated total leverage ratio and to increase the limit on material project adjustments to EBITDA (as defined in the credit agreement).

•
September 22, 2014 - We issued and sold 9,775,000 common units for a public offering price of $7.61 per unit, resulting in proceeds of approximately $71.2 million, net of underwriters’ discount and offering expenses of $3.2 million.

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues. For the twelve months ended December 31, 2014, we derived approximately $42.8 million of our revenues from services we provided to Vitol and Advantage Pipeline L.L.C. (“Advantage Pipeline”), with the remainder of our services being provided to third parties.

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

As of March 2015, we have approximately 5.9 million barrels of crude oil storage under service contracts with remaining terms of up to twenty-four months, including 1.2 million barrels of crude oil storage contracts that expire in 2015. Storage contracts with Vitol represent 2.2 million barrels of crude oil storage capacity under contract.

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

During the twelve months ended December 31, 2014, we transported approximately 50,000 Bpd on our pipelines, a decrease of 9% as compared to the twelve months ended December 31, 2013. Vitol accounted for 28% of volumes transported in 2014.

For the twelve months ended December 31, 2014, we transported approximately 64,000 Bpd on our crude transport trucks, an increase of 3% as compared to the twelve months ended December 31, 2013. Vitol accounted for approximately 42% of volumes transported in 2014. We continue to see opportunity to increase the utilization of our crude oil trucking and producer field services assets due to high demand for our services in the markets we serve.

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate our asphalt product storage tanks and terminals.  We recognize fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

Our Expenses

Operating expenses and general and administrative expenses remained relatively consistent in 2014 as compared to 2013, each increasing by less than 1%. Our interest expense increased by $0.7 million in 2014 as compared to 2013. See Interest expense within our Results of Operations discussion for additional detail regarding the factors that contributed to the increase in interest expense in 2014.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of December 31, 2014.

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

•
Crude oil terminalling and storage assets and services.  We provide crude oil terminalling and storage services at our terminalling and storage facilities located in Oklahoma and Texas.  We currently own and operate an aggregate of approximately 7.7 million barrels of storage capacity.  Of this storage capacity, approximately 6.6 million barrels are located at our terminal in Cushing, Oklahoma.  Our Cushing terminal is strategically located within the Cushing Interchange, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all NYMEX crude oil futures contracts.  Our terminals have a combined capacity to receive or deliver approximately 10.0 million barrels of crude oil per month.  We also own approximately 50 acres of additional land within the Cushing Interchange where we can develop additional storage capacity.

•
Crude oil pipeline assets and services.  We own and operate three pipeline systems, the Mid-Continent system, the East Texas system and the Eagle North system, collectively consisting of approximately 900 miles of pipelines that gather crude oil for our customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by us and others.  Our pipeline system located in Oklahoma and the Texas Panhandle, which we refer to as the Mid-Continent system, has a combined length of approximately 500 miles.  Our second pipeline gathering and transportation system located in East Texas, which we refer to as the East Texas system, consists of approximately 200 miles of tariff-regulated crude oil gathering pipeline.  Our third pipeline transportation system located in Oklahoma, which we refer to as the Eagle North system, consists of approximately 200 miles of pipeline.

•
Crude oil trucking and producer field services.  In addition to our pipelines, we use our approximately 156 owned or leased tanker trucks to gather crude oil in Kansas, Oklahoma, Texas, New Mexico and Colorado for our customers at remote wellhead locations generally not connected to pipeline and gathering systems and transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems.  In connection with our gathering services, we also provide a number of producer field services, ranging from gathering condensates from natural gas producers to hauling production waste water to disposal wells. Our producer service fleet consists of approximately 96 trucks in a number of different sizes.

•
Asphalt Services.  Our 42 asphalt cement terminals are located in 21 states and as such are well positioned to provide asphalt services in the market areas they serve throughout the continental United States.  With our approximately 7.1 million barrels of total asphalt product and residual fuel oil storage capacity, we are able to provide our customers the ability to effectively manage their asphalt product storage and processing and marketing activities.  We currently have storage contracts or leases with third party customers for all of our 42 asphalt facilities.

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

Vitol Storage Agreements

In recent years, a significant portion of our crude oil storage capacity has been dedicated to Vitol under multiple agreements. In each of the years 2012, 2013 and 2014, 4.1 million barrels of storage capacity were dedicated to Vitol under these storage agreements. Service revenues under these agreements are based on the barrels of storage capacity dedicated to Vitol under the applicable agreement at rates that, we believe, are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. The Board’s conflicts committee reviewed and approved these agreements in accordance with our procedures for approval of related party transactions and the provisions of the partnership agreement.

As of March 9, 2015, 1.0 million and 2.2 million barrels of storage capacity were dedicated to Vitol under crude oil storage agreements with current terms expiring on March 31, 2015 and May 1, 2017. The contract with respect to 1.0 million barrels is expected to expire at the end of its current term, and such storage capacity has been contracted with other customers effective as of April 1, 2015.

Eaglebine Crude Throughput and Deficiency Agreement

On August 6, 2014, we announced our intention to build the Knight Warrior Pipeline, which will link the emerging East Texas Woodbine/Eaglebine crude oil resource play to Oiltanking Houston, a crude oil and product terminal on the Houston Ship Channel, owned and operated by Oiltanking Partners, L.P. On August 29, 2014 we entered into a Crude Oil Throughput and Deficiency Agreement with Eaglebine Crude Oil Marketing LLC (“Eaglebine Crude”), a joint venture partly owned by Vitol Inc., effective as of August 28, 2014, pursuant to which we will provide certain crude oil transportation services on the Knight Warrior Pipeline for Eaglebine Crude. Eaglebine Crude will pay throughput fees under the Agreement based on Eaglebine Crude’s per barrel daily volume commitment of at least 40,000 barrels per day (subject to possible adjustments under certain conditions). The term of the Agreement is for five years beginning on the first day of the month following the date that is thirty days after the Partnership notifies Eaglebine Crude that the Knight Warrior Pipeline is complete. We believe that the rates we will charge Eaglebine Crude under this agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. The Board’s conflicts committee reviewed and approved this agreement, including the amendments thereto, in accordance with our procedures for approval of related party transactions and the provisions of the partnership agreement.

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

The table below summarizes our financial results for the twelve months ended December 31, 2012, 2013 and 2014, reconciled to the most directly comparable GAAP measure:

	For the twelve months			Favorable/(Unfavorable)
Operating Results	ended December 31,			2012-2013		2013-2014
(dollars in thousands)	2012	2013	2014	$	%	$	%
Operating Margin, excluding depreciation and amortization
Crude oil terminalling and storage operating margin	$31,867	$27,079	$18,818	(4,788)	(15)%	(8,261)	(31)%
Crude oil pipeline services operating margin	2,801	6,909	10,457	4,108	147%	3,548	51%
Crude oil trucking and producer field services operating margin	7,658	10,067	7,907	2,409	31%	(2,160)	(21)%
Asphalt services operating margin	36,600	40,968	41,244	4,368	12%	276	1%
Total operating margin, excluding depreciation and amortization	78,926	85,023	78,426	6,097	8%	(6,597)	(8)%

Depreciation and amortization	22,824	23,962	26,045	(1,138)	(5)%	(2,083)	(9)%
General and administrative expenses	19,795	17,482	17,498	2,313	12%	(16)	—%
Asset impairment expense	1,942	524	—	1,418	73%	524	100%
Gain on sale of assets	7,271	1,073	2,464	(6,198)	(85)%	1,391	130%

Operating income:	41,636	44,128	37,347	2,492	6%	(6,781)	(15)%

Other income (expense)
Equity earnings (loss) in unconsolidated entity	—	(502)	883	(502)	NA	1,385	(276)%
Interest expense	(11,705)	(11,615)	(12,268)	90	(1)%	(653)	6%
Unrealized gains on investments	—	—	2,079	—	NA	2,079	NA
Income tax expense	(318)	(593)	(469)	(275)	86%	124	(21)%
Net income from continuing operations	29,613	31,418	27,572	1,805	6%	(3,846)	(12)%
Income (loss) from discontinued operations	1,951	(3,383)	—	(5,334)	(273)%	3,383	(100)%
Net income	$31,564	$28,035	$27,572	(3,529)	(11)%	(463)	(2)%

Total operating margin excluding depreciation and amortization decreased from 2013 to 2014 due primarily to continued decreases in Cushing crude oil storage rates and decreased terminal throughput volumes resulting from the backwardated crude oil market curve which did not favor storage. Additionally, we experienced decreases in the average rates we charged our customers for services in our trucking and producer field services segment. These decreases were partially offset by increased operating margin in our pipeline services segment due to a 7% increase in revenues and decreased operating expenses.

Total operating margin excluding depreciation and amortization increased from 2012 to 2013 due to several factors, including a $6.9 million sale of crude oil related to accumulated pipeline loss allowances on our Eagle North and East Texas pipeline systems, a 13% increase in the number of barrels of crude oil transported in our trucking and field services segment and increased product throughput, short-term storage service agreements, and contractual rate escalations on certain asphalt facilities. These increases were offset by decreases in our crude oil terminalling and storage segment as changes in market demand for crude oil storage services led to decreases in the rates we charged our customers for those services.

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

The following table sets forth our operating results from our crude oil terminalling and storage segment for the periods indicated:

	For the twelve months			Favorable/(Unfavorable)
Operating results	ended December 31,			2012-2013		2013-2014
(dollars in thousands)	2012	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$11,825	$11,910	$9,258	85	1%	(2,652)	(22)%
Related Party Revenues	23,983	19,148	13,524	(4,835)	(20)%	(5,624)	(29)%
Total Revenues	35,808	31,058	22,782	(4,750)	(13)%	(8,276)	(27)%
Operating Expenses (excluding depreciation and amortization)	3,941	3,979	3,964	(38)	(1)%	15	—%
Operating Margin (excluding depreciation and amortization)	$31,867	$27,079	$18,818	$(4,788)	(15)%	$(8,261)	(31)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	4,256	4,858	1,724	602	14%	(3,134)	(65)%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	78	85	77	7	9%	(8)	(9)%

The following is a discussion of items impacting our crude oil terminalling and storage segment operating margin for the periods indicated:

•
Revenues and operating margin have decreased due to changes in market dynamics at the Cushing Interchange, which include: a backwardated market for West Texas Intermediate crude, increased Cushing storage capacity, additional pipeline capacity for delivery out of the Cushing Interchange and significant production increases in Kansas, Oklahoma and Texas. These trends negatively impacted demand for crude oil storage and created downward pressure on storage rates over the past two years. In the fourth quarter of 2014, the market for West Texas Intermediate crude oil returned to contango in which future prices are higher than current prices. This has increased demand for storage services at the Cushing Interchange resulting in an upward trend in storage rates.

•
As of March 2015, we have approximately 5.9 million barrels of crude oil storage under service contracts with remaining terms of up to twenty-four months, including 1.2 million barrels of crude oil storage contracts that expire in 2015. Storage contracts with Vitol represent 2.2 million barrels of crude oil storage capacity under contract.

Crude oil pipeline services

Our crude oil pipeline services segment operations generally consist of fee-based activity associated with transporting crude oil products on pipelines. Revenues are generated primarily through tariffs and other transportation fees.

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

	For the twelve months			Favorable/(Unfavorable)
Operating results	ended December 31,			2012-2013		2013-2014
(dollars in thousands)	2012	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$13,696	$15,658	$18,024	1,962	14%	2,366	15%
Related Party Revenues	$5,677	$9,018	$8,381	3,341	59%	(637)	(7)%
Total Revenues	19,373	24,676	26,405	5,303	27%	1,729	7%
Operating Expenses (excluding depreciation and amortization)	16,572	17,767	15,948	(1,195)	(7)%	1,819	10%
Operating Margin (excluding depreciation and amortization)	$2,801	$6,909	$10,457	$4,108	147%	$3,548	51%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	20	17	20	(3)	(15)%	3	18%
Eagle North	18	15	13	(3)	(17)%	(2)	(13)%
East Texas	29	22	18	(7)	(24)%	(4)	(18)%

The following is a discussion of items impacting our crude oil pipeline services segment operating margin for the periods indicated:

•
Revenues have increased due primarily to increased volumes on our Mid-Continent system related to the Arbuckle pipeline system which went into service during the fourth quarter of 2013 and due to $0.8 million of revenue related to volume deficiencies under the Eagle North throughput and deficiency agreement that were initially deferred in 2011. No such throughput deficiency revenue was recognized in 2013 or 2012.

•
Included in revenues for 2012, 2013 and 2014 are sales of crude oil related to accumulated pipeline loss allowances on our pipeline systems that amounted to $0.6 million, $6.9 million and $4.4 million, respectively. We expect the sale of accumulated pipeline loss allowances to occur in the future in connection with the pipeline systems we operate; however, future revenue may be lower than that realized historically.

•
Volumes on our East Texas system decreased from 2013 to 2014 primarily as a result of the loss of one customer that took volumes to one of its own pipelines in connection with a reversal of the flow of the customer’s pipeline.

•
Repair and maintenance expense decreased by $1.7 million in 2014 as compared to 2013 primarily due to approximately $2.1 million of costs we incurred in relation to the clean up of a spill on one of our pipeline systems in 2013. Operating expenses were further reduced in 2014 by a $1.5 million insurance claim settlement received in September 2014.

•
The decreases in operating expenses described above were partially offset by an increase of $0.7 million in employment expense during 2014 as compared to 2013 due to additional personnel hired to support the operation of our Oklahoma Arbuckle pipeline, Advantage Pipeline's Pecos River pipeline and Vitol’s Midland pipeline system, and a $0.4 million increase in property tax expense in 2014 as compared to 2013 due to increases in the assessed values of our pipeline systems.

Crude oil trucking and producer field services

Our crude oil trucking and producer field services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking and producer field services segment for the periods indicated:

	For the twelve months			Favorable/(Unfavorable)
Operating results	ended December 31,			2012-2013		2013-2014
(dollars in thousands)	2012	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$46,164	$51,545	$50,283	5,381	12%	(1,262)	(2)%
Related Party Revenues	17,688	21,645	19,764	3,957	22%	(1,881)	(9)%
Total Revenues	63,852	73,190	70,047	9,338	15%	(3,143)	(4)%
Operating Expenses (excluding depreciation and amortization)	56,194	63,123	62,140	(6,929)	(12)%	983	2%
Operating Margin (excluding depreciation and amortization)	$7,658	$10,067	$7,907	2,409	31%	(2,160)	(21)%

Average volume (in thousands of barrels per day)	55	62	64	7	13%	2	3%

The following is a discussion of items impacting our crude oil trucking and producer field services segment operating margin for the periods indicated:

•
Despite volume increases since 2012, our operating margin declined in 2014, primarily due to an increase in pipeline connected barrels and a decrease in the average distance barrels were hauled for our customers which impacted our overall rate per barrel charged and operating margin.  In 2013, we realized higher operating margins than in 2012 due to both an increase in the average distance barrels were hauled for our customers and our renegotiation of the significant majority of our crude oil trucking contracts at higher rates in August of 2012.

Asphalt services segment

Our asphalt services segment operations generally consist of fee based activities associated with providing storage, terminalling and throughput services for asphalt product and residual fuel oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our asphalt services segment for the periods indicated:

	For the twelve months			Favorable/(Unfavorable)
Operating results	ended December 31,			2012-2013		2013-2014
(dollars in thousands)	2012	2013	2014	$	%	$	%
Revenues
Third Party Revenues	$59,011	$63,803	$66,273	4,792	8%	2,470	4%
Related Party Revenues	805	1,944	1,119	1,139	141%	(825)	(42)%
Total Revenues	59,816	65,747	67,392	5,931	10%	1,645	3%
Operating Expenses (excluding depreciation and amortization)	23,215	24,779	26,148	(1,564)	(7)%	(1,369)	(6)%
Operating Margin (excluding depreciation and amortization)	$36,601	$40,968	$41,244	4,367	12%	276	1%

The following is a discussion of items impacting our asphalt services segment operating margin for the periods indicated:

•
Third party revenues increased in 2013 compared to 2012 due to increased product throughput at our facilities, short-term storage service agreements at certain of our facilities, and contractual rate escalations. 2014 revenues increased compared to 2013 due primarily to contractual rate escalations.

•	Related party revenues decreased due to lower overall contracted storage from short-term spot contracts during 2014 as compared to 2013.

•	The remaining increase in operating expenses in 2014 as compared to 2013 and 2012 is primarily attributable to the timing of maintenance and repair and increased rent expense.

Other Income and Expenses

Depreciation and amortization. Depreciation and amortization increased to $26.0 million for 2014 compared to $24.0 million for 2013 and $22.8 million for 2012. This increase is primarily due to our Arbuckle pipeline that was placed in service in the fourth quarter of 2013 as well as maintenance capital expenditures in each year.

General and administrative expenses.  General and administrative expenses were $17.5 million for the twelve months ended December 31, 2014 compared to $17.5 million and $19.8 million for the twelve months ended December 31, 2013 and 2012, respectively. Our general and administrative expenses in 2012 were impacted by severance costs due to the resignation of a former executive officer and professional expenses related to the hiring of our Chief Executive Officer.

Asset impairment expense. We recorded asset impairment expenses of $1.9 million in 2012, including $1.0 million related to the idling of gathering lines associated with our Mid-Continent pipeline system and $0.7 million related to a Bay City, Michigan residual fuel oil facility that has been idled. Asset impairment expenses totaling $0.5 million were recorded in 2013 in relation to certain miscellaneous assets. No asset impairment expenses were recorded in 2014.

Gain on sale of assets. Gain on sale of assets was $2.5 million in 2014 compared to $1.1 million and $7.3 million for 2013 and 2012, respectively. The gains recognized in 2012 were primarily a result of the sale of 60,000 barrels of excess crude oil linefill attributed to our East Texas system. The linefill was sold to Vitol at the then-current market price for East Texas crude of $98.96 per barrel. This transaction resulted in a gain of approximately $4.5 million. The remaining gains resulted from the sale of surplus, used property and equipment. The $1.1 million of gains recorded in 2013 primarily consist of $0.4 million received from the sale of pipeline gathering systems as well as gains from the sale of surplus, used property and equipment. Gains recorded in 2014 primarily consist of the sale of surplus, used property and equipment.

Equity earnings (loss) in unconsolidated affiliate. The equity earnings (loss) is attributed to our investment in Advantage Pipeline. Losses for 2013 were the result of expenses incurred during the construction phase of the Pecos River Pipeline. On September 17, 2013, commercial service started on Phase I of the system consisting of the Highway 18 Station near Grandfalls, Texas and 36 miles of pipeline connecting to the Longhorn Pipeline in Crane, Texas. During 2014, equity earnings were realized as a result of increased throughput on the pipeline due to the completion of the Crane West station in the second quarter of 2014. In October 2014, utilizing temporary power, commercial service started on Phase II of the system consisting of the Highway 285 Station near Pecos, Texas and 29 miles of pipeline connecting to the Highway 18 Station. Full power for the Highway 285 Station was established in January 2015.

Interest expense.  Interest expense was $12.3 million for 2014 compared to $11.6 million and $11.7 million for 2013 and 2012, respectively. Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs.

During 2013, interest expense associated with debt issuance costs increased by $1.8 million due to the extinguishment of our prior credit facility. This increase was offset by a $0.8 million increase in the amount of interest capitalized, from $0.2 million in 2012 to $1.0 million in 2013, as well as a decrease of $0.4 million in interest paid to Vitol under the ENPS Throughput Agreement (as defined below).  During 2012 and 2013, the weighted average interest rate under the credit agreement, excluding the $2.0 million of debt issuance costs related to the prior credit facility that was expensed, was 5.22% and 5.99%, respectively. As of December 31, 2013, borrowings under our amended and restated credit agreement bore interest at a weighted average interest rate of 3.42%, inclusive of interest expense associated with the amortization of debt issuance costs.

The increase in interest expense from 2013 to 2014 was primarily a result of our entering into two interest rate swap agreements in March 2014. In 2014 we recorded interest expense of $3.3 million in relation to these interest rate swaps including unrealized losses due to the change in fair value of these interest rate swaps of $2.6 million. In addition, the amount of interest we capitalized decreased by $0.8 million to $0.3 million in 2014 as compared to 2013. These increases were partially offset by the $1.8 million of debt issuance costs that were expensed in 2013 in relation to our prior credit facility. In addition, the interest expense resulting from the amortization of debt issuance costs decreased by $0.5 million in 2014.  During 2013 and 2014, the weighted average interest rate under the credit agreement was 5.99% and 3.44%, respectively. As of December 31, 2014, borrowings under our amended and restated credit agreement bore interest at a weighted average interest rate of 3.39%, inclusive of interest expense associated with the amortization of debt issuance costs.

Unrealized gains on investments. In November 2014, we received 30,393 Class A Common Units of SemCorp in connection with the settlement of two unsecured claims we filed in connection with SemCorp's predecessor's bankruptcy filing in 2008. The fair market value of these units on the date of receipt was $2.5 million. An unrealized loss of $0.4 million was incurred as a result of marking the units to their fair market value of $68.39 per unit as of December 31, 2014. In March 2015, we sold all of these units for a total of $2.3 million.

Income (loss) from discontinued operations. During the twelve months ended December 31, 2013, we sold our Thompson-to-Webster pipeline system in south Texas. In addition, we conveyed title of our Northumberland, PA asphalt storage facility to Koch as part of a litigation settlement. The loss from discontinued operations in 2013 is primarily the result of impairment expenses of $5.7 million and $0.6 million related to the Thompson-to-Webster pipeline system and the Northumberland, PA asphalt storage facility, respectively. The operations of these business components are presented as discontinued operations for all periods presented. No operations were discontinued in 2012 or 2014.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the twelve months ended December 31, 2012, 2013 and 2014:

	Year ended December 31,
	2012	2013	2014
	(in millions)
Net cash provided by operating activities	$61.7	$60.6	$58.2
Net cash used in investing activities	(17.5)	(80.7)	(34.3)
Net cash provided by (used in) financing activities	(42.3)	20.2	(24.5)

Operating Activities.  Net cash provided by operating activities was $58.2 million for the twelve months ended December 31, 2014, as compared to $60.6 million for the twelve months ended December 31, 2013. The decrease in cash provided by operating activities is primarily the result of a reduction in operating income partially offset by changes in working capital.

Net cash provided by operating activities was $60.6 million for the twelve months ended December 31, 2013, as compared to $61.7 million for the twelve months ended December 31, 2012.  The decrease in cash provided by operating activities is primarily the result of changes in working capital.

Investing Activities.  Net cash used in investing activities was $34.3 million for the twelve months ended December 31, 2014, as compared to $80.7 million of net cash used in investing activities for the twelve months ended December 31, 2013.  The decrease in cash used in investing activities was primarily the result of capital expenditures related to the completion of our southern Oklahoma Arbuckle Pipeline addition to our Mid-Continent pipeline system in 2013 and our $20.0 million investment in Advantage Pipeline in 2013. These decreases were partially offset by capital expenditures for our Knight Warrior pipeline in 2014. Capital expenditures for the twelve months ended December 31, 2014 included maintenance capital expenditures of $6.0 million, net of reimbursable expenditures of $1.7 million, and expansion capital expenditures of $29.7 million.

Net cash used in investing activities was $80.7 million for the twelve months ended December 31, 2013, as compared to $17.5 million of net cash used in investing activities for the twelve months ended December 31, 2012. The increase in cash used in investing activities was primarily the result of a $37.2 million increase in capital expenditures driven by the construction and completion of the southern Oklahoma Arbuckle Pipeline addition to our Mid-Continent pipeline system, our $20.0 million investment in Advantage Pipeline and a decrease of $5.9 million in proceeds from the sale of assets in the twelve months ended December 31, 2013 as compared to the prior year. Capital expenditures for the twelve months ended December 31, 2013 included maintenance capital expenditures of $13.5 million, net of reimbursable expenditures of $2.7 million, and expansion capital expenditures of $48.8 million.  Capital expenditures in 2012 included maintenance capital expenditures of $9.8 million and expansion capital expenditures of $17.9 million.

Financing Activities.  Net cash used in financing activities was $24.5 million for the twelve months ended December 31, 2014, as compared to $20.2 million of net cash provided by financing activities for the twelve months ended December 31, 2013. Financing activities for the twelve months ended December 31, 2014 consisted primarily of $35.9 million in distributions to our unitholders and net repayments of long-term debt of $57.0 million partially offset by $71.2 million of net proceeds from the issuance of 9,775,000 common units.

 Net cash provided by financing activities was $20.2 million for the twelve months ended December 31, 2013, as compared to $42.3 million million of net cash used in financing activities for the twelve months ended December 31, 2012.  Financing activities for the twelve months ended December 31, 2013 consisted primarily of $33.3 million in distributions to our unitholders offset by net borrowings on long term debt of $62.0 million.

 Financing activities for the twelve months ended December 31, 2012 consisted primarily of $32.2 million in distributions to our unitholders and net repayments on long term debt of $7.0 million.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity, although our ability to borrow such funds may be limited by the financial covenants in the credit facility. At December 31, 2014, we had a working capital deficit of $0.6 million. This is primarily a function of our approach to cash management. At December 31, 2014, we had approximately $183.2 million of availability under our revolving credit facility, although our ability to borrow such funds may be limited by the financial covenants in our credit facility.  As of December 31, 2014, we could borrow up to $315.0 million million, or an additional $98.2 million, under our credit facility within our covenant restrictions. As of March 9, 2015, we have aggregate unused commitments under our revolving credit facility of approximately $181.1 million, although our ability to borrow such funds may be limited by the financial covenants in our credit facility, and cash on hand of approximately $1.3 million.

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

Expansion capital expenditures for organic growth projects totaled $29.7 million in the twelve months ended December 31, 2014 compared to $48.8 million in the twelve months ended December 31, 2013.  These capital expenditures were funded by cash flows from operations, borrowings under our credit facility and proceeds from the issuance of common units. We currently expect our expansion capital expenditures for organic growth projects to be approximately $100.0 million to $150.0 million in 2015.  Maintenance capital expenditures totaled $6.0 million, net of reimbursable expenditures of $1.7 million, in the twelve months ended December 31, 2014 compared to $13.5 million in the twelve months ended December 31, 2013.  We currently expect maintenance capital expenditures to be approximately $10.0 million to $12.0 million, net of reimbursable expenditures, in 2015. Our sources of liquidity for these expansion and maintenance capital expenditures in 2015 are expected to be a combination of cash flows from operations and borrowings under our credit facility.

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

Description of Credit Facility.  On June 28, 2013, we entered into an amended and restated credit agreement which consists of a $400.0 million revolving loan facility. On September 15, 2014, the Partnership amended its credit facility to, among other things, amend the maximum permitted consolidated total leverage ratio and to increase the limit on material project adjustments to EBITDA (as defined in the credit agreement). The proceeds of loans made under our credit agreement may be used for working capital and other general corporate purposes. All references herein to the credit agreement on or after June 28, 2013 refer to the amended and restated credit agreement, as amended on September 15, 2014.

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

At December 31, 2014, our consolidated total leverage ratio was 3.09 to 1.00 and our consolidated interest coverage ratio was 7.69 to 1.00.  We were in compliance with all covenants of our credit agreement as of December 31, 2014.

The credit agreement permits us to make quarterly distributions of available cash (as defined in our partnership agreement) to unitholders so long as no default or event of default exists under the credit agreement on a pro forma basis after giving effect to such distribution. We are currently allowed to make distributions to our unitholders in accordance with this covenant; however, we will only make distributions to the extent we have sufficient cash from operations after establishment of cash reserves as determined by the General Partner in accordance with our cash distribution policy, including the establishment of any reserves for the proper conduct of our business.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of December 31, 2014, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$239.0	$6.6	$13.2	$219.2	$—
Operating lease obligations	$22.0	$6.5	$8.4	$5.1	$2.0
Employee contract obligations(2)	$0.1	$0.1	$—	$—	$—
____________________

(1)
Represents required future principal repayments of borrowings of $216.0 million and variable rate interest payments of $22.9 million.  At December 31, 2014, our borrowings had an interest rate of approximately 2.71%. This interest rate was used to calculate future interest payments.  All amounts outstanding under our credit agreement mature in June 2018.

(2)	Represents required future payments related to employment agreements with certain employees.

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

As of March 9, 2015, we had $218.0 million outstanding under our credit facility that was subject to a variable interest rate. Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement became effective June 28, 2014 and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, we pay a fixed rate of 1.45% and receive one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015 and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we pay a fixed rate of 1.97% and receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at December 31, 2014 is a liability of $2.6 million and is recorded in long-term derivative liabilities on the consolidated balance sheet. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.

During the twelve months ended December 31, 2014, the weighted average interest rate under our credit agreement was 3.44%. As of December 31, 2014, borrowings under our credit facility bore interest at a weighted average interest rate of 3.39%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of December 31, 2014, the terms of our credit agreement, current interest rates and the effect of our interest rate swap agreements, an increase or decrease of 100 basis points in the interest rate would result in increased annual interest expense of approximately $1.1 million or decreased annual interest expense of $0.2 million, respectively.

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm PricewaterhouseCoopers LLP, are set forth on pages F-1 through F-29 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of December 31, 2014, were effective.

Management’s Report on Internal Control Over Financial Reporting.  Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing on page F-2.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.
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

The following table shows information regarding the current directors and executive officers of our General Partner as of March 10, 2015.

Name	Age	Position with Blueknight Energy Partners G.P., L.L.C.
Mark A. Hurley	55	Chief Executive Officer
Alex G. Stallings	47	Chief Financial Officer and Secretary
Chris A. Paul	56	Chief Legal Officer and General Counsel
James R. Griffin	37	Chief Accounting Officer
Jeffery A. Speer	48	Chief Operating Officer
Brian L. Melton	45	Vice President Pipeline Marketing and Business Development
Duke R. Ligon	73	Director, Chairman of the Board and Audit Committee
Steven M. Bradshaw	66	Director, Chairman of the Conflicts Committee
John A. Shapiro	63	Director, Chairman of the Compensation Committee
Miguel A. (“Mike”) Loya	59	Director
Michael R. Eisenson	59	Director
Jon M. Biotti	46	Director
Francis Brenner	45	Director

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

Brian L. Melton has served as Vice President of our General Partner since December 2013. Previously, he served as Vice President of Business Development / Corporate Strategy for Crestwood Equity Partners, L.P, Crestwood Midstream Energy Partners, L.P. and Inergy, L.P. from September 2008 until December 2013. Prior to joining Inergy in 2008, he was most recently a director in the Energy Corporate Investment Banking groups of Wachovia Securities and A.G. Edwards. He has served on the Board of Directors of Abraxas Petroleum Corporation since October of 2009. Mr. Melton received a Bachelor of Science degree in Management and a Master of Business Administration degree from Arkansas State University.

Duke R. Ligon has served as a director of our General Partner since October 2008. He is an attorney, an owner and manager of Mekusukey Oil Company, LLC, and served as senior vice president and general counsel of Devon Energy Corporation from January 1997 until he retired in February 2007. From February 2007 to February 2010, Mr. Ligon had served in the capacity of Strategic Advisor to Love’s Travel Stops & Country Stores, Inc., based in Oklahoma City, and has previously acted as Executive Director of the Love’s Entrepreneurship Center at Oklahoma City University. He is also a member of the Board of Directors of PostRock Energy Corporation (PSTR), Heritage Trust Company, Security State Bank (in which he has a 14% beneficial ownership), Panhandle Oil and Gas Inc. (PHX), Orion California LP, Emerald Oil, Inc. (EOX), System One, and Vantage Drilling Company (VTG). He was formerly on the Board of Directors of SteelPath MLP Funds Trust, TransMontaigne Partners L.P. (NYSE: TLP), Pre-Paid Legal Services, Inc. (NYSE: PPD) and TEPPCO Partners, L.P. (NYSE: TPP). Mr. Ligon received an undergraduate degree in chemistry from Westminster College and a law degree from the University of Texas School of Law. Mr. Ligon was selected to serve as a director on the Board due to his extensive business and leadership experience derived from his background as a director of various companies in the energy industry as well as his financial and legal expertise.

Steven M. Bradshaw has served as a director of our General Partner since November 2009. He has over 35 years of experience in the global logistics and transportation industry and currently serves as the Managing Director at Global Logistics Solutions. He is also currently serving as a director of Vantage Drilling Company. From 2005 to 2009, Mr. Bradshaw served as Vice President - Administration of Premium Drilling, Inc., an offshore drilling contractor that provides drilling services to the international oil and gas industry. Previously, he served as Executive Vice President of Skaugen PetroTrans, Inc. from 2001 to 2003. He also served for sixteen years in various operating and marketing capacities at Kirby Corporation, including as President, Refined Products Division from 1992 to 1996. In addition, Mr. Bradshaw serves on the Board of Directors of CollegeCommunityCareer. Mr. Bradshaw also served as an officer in the United States Navy and holds an MBA from Harvard University and a Bachelor’s degree in mathematics from the University of Missouri. Mr. Bradshaw was selected to serve as a director on the Board due to his business judgment and extensive industry knowledge and experience.

John A. Shapiro has served as a director of our General Partner since November 2009.  Mr. Shapiro retired as an officer at Morgan Stanley & Co. where he had served for more than 24 years in various capacities, most recently as Global Head of Commodities. While an officer at Morgan Stanley, Mr. Shapiro participated in the successful acquisitions of TransMontaigne Inc. and Heidmar Inc. and served as a member of the board of directors of both companies. Prior to joining Morgan Stanley & Co., Mr. Shapiro worked for Conoco, Inc. and New England Merchants National Bank. Mr. Shapiro has been a lecturer at Princeton University, Harvard University School of Government, HEC Business School (Paris, France) and Oxford University

Energy Program (Oxford, UK). In addition, he serves on the board of directors of Citymeals-on-Wheels and holds an MBA from Harvard University and a Bachelor’s degree in economics from Princeton University.  Mr. Shapiro has served on the board of directors of Blue Wolf Mongolia Holdings. Mr. Shapiro was selected to serve as a director on the Board due to his valuable financial expertise and extensive industry experience developed through his work at Morgan Stanley & Co. and by serving as a director of other energy companies.

Miguel A. (“Mike”) Loya has served as a director of our General Partner since November 2009.  Mr. Loya has served as a director of Vitol since 1996 and as the President of Vitol, Inc. since 1999. As such, he is Vitol’s senior shareholder responsible for the management of the Vitol Group’s trading activities, companies and assets in North and South America. Previously, Mr. Loya has enjoyed positions with Transworld Oil U.S.A., Inc., Tenneco Inc. and Exxon Mobil Corporation. He currently serves on the board of Pilot Travel Centers LLC. Mr. Loya holds an MBA from Harvard University and a Bachelor’s degree in mechanical engineering from the University of Texas at El Paso.  Mr. Loya was selected to serve as a director on the Board due to his affiliation with Vitol, his knowledge of the energy industry and his financial and business expertise.

Michael R. Eisenson has served as a director of our General Partner since November 2010.  Mr. Eisenson is a Managing Director and Chief Executive Officer of Charlesbank, which is a Boston-based private equity firm. Prior to co-founding Charlesbank in 1998, Mr. Eisenson was the President of Harvard Private Capital Group. He began his tenure at Harvard Management Company in 1986 as Managing Director. Before joining Harvard Management Company, Mr. Eisenson was with The Boston Consulting Group, a corporate strategy consulting firm. Mr. Eisenson serves on the board of directors of Montpelier Re, Penske Auto Group and several privately held Charlesbank portfolio companies.  Mr. Eisenson was also a board member of Regency Gas Services, representing Charlesbank which was Regency’s founding equity investor. He is a graduate of Williams College, with a Bachelor’s degree in economics, and holds an MBA and a Juris Doctorate degree from Yale University.  Mr. Eisenson was selected to serve as a director on the Board due to his affiliation with Charlesbank, his knowledge of the energy industry and his financial and business expertise.

Jon M. Biotti has served as a director of our General Partner since November 2010.  Mr. Biotti is a Managing Director of Charlesbank, which he joined in 1998 after graduating from Harvard Business School where he was an entrepreneurial studies fellow. Mr. Biotti also worked as a banking associate at Brown Brothers Harriman & Co. Mr. Biotti serves on the board of directors of Southcross Energy and of several privately held Charlesbank portfolio companies. Mr. Biotti was also a board member of Regency Gas Services, representing Charlesbank which was Regency’s founding equity investor. Educated at Harvard, Mr. Biotti received a Bachelor’s degree in government and sociology, an MBA and an MA in public administration. Mr. Biotti was selected to serve as a director on the Board due to his affiliation with Charlesbank, his knowledge of the energy industry and his financial and business expertise.

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

Board Committees

We have standing conflicts, audit and compensation committees of the Board.  Each member of the audit, compensation and conflicts committees is an independent director in accordance with Nasdaq and applicable securities laws.  Each of the audit, compensation and conflicts committees has a written charter approved by the Board.  The written charter for each of these committees is available on our web site at www.bkep.com under the “Investors-Corporate Governance” section.  We will also provide a copy of any of our committee charters to any of our unitholders without charge upon written request to the attention of Investor Relations at 6060 American Plaza, Suite 600, Tulsa, Oklahoma 74135.  The current members of the audit, compensation and conflicts committees of the Board and a brief description of the functions performed by each committee are set forth below.

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

Code of Ethics and Business Conduct

Our General Partner has adopted a Code of Business Conduct and Ethics applicable to all of our General Partner’s employees, including all officers, and including our General Partner’s independent directors, who are not employees of our General Partner, with regard to their activities relating to us.  The Code of Business Conduct and Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations.  They also incorporate our expectations of our General Partner’s employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  The Code of Business Conduct and Ethics is publicly available under the “Investors - Corporate Governance” section of our web site at www.bkep.com.  The information contained on, or connected to, our web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the SEC.  We will also provide a copy of the Code of Business Conduct and Ethics to any of our unitholders without charge upon written request to the attention of Investor Relations at 616060 American Plaza, Suite 600, Tulsa, Oklahoma 74135.  If any substantive amendments are made to the Code of Business Conduct and Ethics or if we or our General Partner grant any waiver, including any implicit waiver, from a provision of the code to any of our General Partner’s executive officers and directors, we will disclose the nature of such amendment or waiver on that web site or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we believe that all directors, officers, beneficial owners of more than 10% of any class of the Partnership’s securities or any other person subject to Section 16 of the Exchange Act complied with the Section 16(a) filing requirements of them during the year ended December 31, 2014 except as set forth in the subsequent two sentences. Due to administrative errors, a Form 4 was filed late on December 9, 2014 on behalf of Mark A. Hurley regarding purchase of Common Units of the Partnership on December 1, 2014. In addition, in connection with the Board’s review of the Form 10-K, the Board determined that Brian Melton had been functioning as an “officer” for purposes of Section 16 of the Exchange Act since December 31, 2014 but had not yet been designated as such and, as a result, a Form 3 was filed late on behalf of Mr. Melton on March 5, 2015.

Reimbursement of Expenses of our General Partner

Pursuant to our partnership agreement, our General Partner and its affiliates are entitled to receive reimbursement for the payment of expenses related to our operations and for the provision of various general and administrative services for our benefit.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during 2014, each person who served as the Principal Financial Officer (“PFO”) during 2014 and the three most highly compensated executive officers other than the PEO and PFO serving at December 31, 2014 are referred to as the Named Executive Officers (“NEOs”).  The NEOs include the following:

•	Mark A. Hurley, Chief Executive Officer;

•	Alex G. Stallings, Chief Financial Officer and Secretary;

•	Jeffery A. Speer, Chief Operating Officer;

•	Chris A. Paul, Chief Legal Officer and General Counsel; and

•	Brian L. Melton, Vice President Pipeline Marketing & Business Development.

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

Compensation Methodology.  The compensation committee of the Board seeks to provide a total compensation package designed to drive performance and reward contributions in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies required by us.  Once every two to three years, our compensation committee examines the compensation practices of certain of our peer companies, which includes American Midstream Partners, LP, Crestwood Midstream Partners LP, Genesis Energy, LP, Holly Energy Partners, L.P., Niska Gas Storage Partners LLC, Oiltanking Partners, L.P., PAA Natural Gas Storage, L.P., Rose Rock Midstream, L.P., Tesoro Logistics LP and Transmontaigne Partners L.P. The compensation committee may review and, in certain cases, participate in, various relevant compensation surveys and consult with compensation consultants with respect to determining compensation for the NEOs.

 In 2012, the compensation committee of the Board engaged Frost HR Consulting (“Frost”) as its independent compensation consultant to advise the compensation committee regarding potential compensation programs and methodologies applicable to the named executive officers and other employees of our General Partner. In its consultation role, Frost was tasked with conducting an assessment of our peer group, benchmarking the compensation of our NEOs against our peer group and advising the compensation committee with respect to pay practices of our peer group. Frost’s work for the compensation committee did not raise any conflicts of interest in 2012. The compensation committee of the Board did not engage a consultant in 2013 or 2014.

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

Each of the NEOs other than Messrs. Speer and Melton has entered into employment agreements with a subsidiary of our General Partner. The employment agreements for our NEOs provide for an annual base salary of $435,000, $312,000 and $278,100 for Messrs. Hurley, Stallings and Paul, respectively, and in 2014, Messrs. Speer and Melton’s base salary was $217,210 and $230.000, respectively.  These base salary amounts were originally determined based upon the scope of each executive’s responsibilities that were commensurate with such executive’s position as well as the added responsibilities the executives have that were typical of executives in publicly traded partnerships, taking into account competitive market compensation paid by similar companies for comparable positions.  In addition, the base salary amounts payable to Messrs. Hurley, Speer, Paul and Melton were determined, in part, by the base salary amount and other benefits each such individual received prior to joining our General Partner’s management team. In March 2013, our General Partner's compensation committee increased the base salaries of Messrs. Stallings and Speer to $306,000 and $214,000, respectively. In March 2014, our General Partner's compensation committee decided to increase the base salaries of Messrs. Hurley, Stallings, Speer and Paul to $435,000, $312,000, $220,420 and $278,100, respectively. In March 2015, our General Partner's compensation committee decided to increase the base salaries of Messrs. Hurley, Stallings, Speer, Paul and Melton to $445,000, $319,800, $228,000, $285,000 and $237,000, respectively.

Discretionary Bonus Awards.  Our General Partner’s compensation committee may also award discretionary bonus awards to the NEOs. Our General Partner may use discretionary bonus awards for achieving financial and operational goals and for achieving individual performance objectives.

During March 2012, the compensation committee awarded discretionary bonuses of $135,000 and $110,000 to each of Messrs. Stallings and Speer, respectively, relating to our results of operations in 2011.  Please see “-2011 Incentive Compensation” for a discussion of these discretionary bonuses.

During March 2013, the compensation committee awarded discretionary bonuses of $425,000, $140,000 and $115,000 to each of Messrs. Hurley, Stallings and Speer, respectively, relating to our results of operations in 2012.  Please see “-2012 Incentive Compensation” for a discussion of these discretionary bonuses.

During March 2014, the compensation committee awarded discretionary bonuses of $440,000, $160,000, $135,000, $135,000 and $100,000 to each of Messrs. Hurley, Stallings, Speer, Paul and Melton, respectively, relating to our results of operations in 2013.  Please see “-2013 Incentive Compensation” for a discussion of these discretionary bonuses.

During March 2015, the compensation committee awarded discretionary bonuses of $400,000, $130,000, $110,200, $115,000 and $105,800 to each of Messrs. Hurley, Stallings, Speer, Paul and Melton, respectively, relating to our results of operations in 2014.  Please see “-2014 Incentive Compensation” for a discussion of these discretionary bonuses.

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

During March 2012, the compensation committee made awards of phantom units to our NEOs of 20,000 units and 20,000 units to Messrs. Stallings and Speer, respectively, relating to our results of operations in 2011.  The awards vested on January 1, 2015.  These phantom units contained distribution equivalent rights that entitled the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2011 Incentive Compensation” for a discussion of these awards.

During September 2012, in connection with his appointment as our Chief Executive Officer, the compensation committee made an award of 500,000 phantom units to Mr. Hurley. The award vests ratably in 20% increments on each of September 20, 2013, 2014, 2015, 2016 and 2017, respectively. These phantom units do not contain distribution equivalent rights.

During March 2013, the compensation committee made awards of phantom units to our NEOs of 16,770 units and 16,149 units to Messrs. Stallings and Speer, respectively, relating to our results of operations in 2012.  The awards vest on January 1, 2016. These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2012 Incentive Compensation” for a discussion of these awards.

During March 2014, the compensation committee made awards of phantom units to our NEOs of 17,089 units, 16,538 units, 17,089 units and 12,679 units to Messrs. Stallings, Speer, Paul and Melton, respectively, relating to our results of operations in 2013.  The awards vest on January 1, 2017. These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2013 Incentive Compensation” for a discussion of these awards.

During March 2015, the compensation committee made awards of phantom units to our NEOs of 15,528 units, 13,818 units, 14,963 units and 13,160 units to Messrs. Stallings, Speer, Paul and Melton, respectively, relating to our results of operations in 2014.  The awards vest on January 1, 2018. These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2014 Incentive Compensation” for a discussion of these awards.

Other Benefits.     The employment agreements entered into by each of the NEOs other than Messrs. Speer and Melton with our General Partner provide that such NEO is eligible to participate in any employee benefit plans maintained by our General Partner during the term of his employment with the General Partner. During 2012, 2013 and 2014, our General Partner maintained an employee health insurance plan and an Exec-U-Care plan under which our officers were reimbursed for certain co-pays and deductibles for medical expenses in addition to the Long-Term Incentive Plan described above. In addition, the employment agreements provide that each NEO is entitled to reimbursement for out-of-pocket expenses incurred while performing his duties under the employment agreement. Furthermore, we currently provide auto allowances to our NEOs.

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

During March 2012, our General Partner’s then-current chief executive officer proposed to the compensation committee that each NEO receive (i) a discretionary bonus award relating to our results of operations in 2011 as follows: $135,000 and $110,000 for Messrs. Stallings and Speer, respectively, and (ii) awards of phantom units relating to our results of operations for 2011 as follows:  20,000 units and 20,000 units to Messrs. Stallings and Speer, respectively.  The compensation committee agreed with these recommendations, and on March 7, 2012, made discretionary bonus awards and phantom unit grants in accordance with such recommendations.  The discretionary bonus awards were paid during March 2012.  The compensation committee considered the items of emphasis for our NEOs outlined in the prior paragraph as well as the performance of the individual NEO in determining to make such awards.

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

During March 2013, our General Partner’s chief executive officer proposed to the compensation committee that each of our NEOs (other than Mr. Hurley) receive (i) a discretionary bonus award relating to our results of operations in 2012 as follows: $140,000 and $115,000 for Messrs. Stallings and Speer, respectively, and (ii) awards of phantom units relating to our results of operations for 2012 as follows:  16,770 units and 16,149 units to Messrs. Stallings and Speer, respectively.  The compensation committee agreed with these recommendations, and, on March 8, 2013, made discretionary bonus awards and phantom unit grants in accordance with such recommendations. The discretionary bonus awards were paid during March 2013.  The compensation committee considered the items of emphasis for our NEOs outlined in the prior paragraph as well as the performance of the individual NEO in determining to make such awards.

Please see “—Employment Agreement of Mr. Hurley” for a discussion of 2012 incentive compensation paid to Mr. Hurley.

2013 Incentive Compensation. For 2013, the Board approved a cash bonus plan whereby a bonus pool for all employees, including the NEOs, was established. The bonus pool equaled a percentage of a performance metric equal to cash flow generated prior to distributions, incentive compensation and reserves established by our General Partner (which was set at approximately $48 million for 2013). Between 50% and 75% of the bonus pool was to be funded based on the achievement of this performance metric (with up to an additional 15% being contributed based on achieving results in excess of this performance metric), with an additional 15% of the bonus pool based on the achievement of company wide goals and an additional 10% of the bonus pool based on the achievement of environmental, health and safety targets. Individual awards (which, as in prior years, were expected to be paid in a combination of cash bonuses and equity compensation) was to be determined by the compensation committee in its discretion based on individual performance, exceptional service to the Partnership, challenges and opportunities not reasonably foreseeable at the beginning of the year, internal equities and external competition or opportunities. In 2013, actual cash flow generated prior to distributions, incentive compensation and reserves established by our General Partner was $53 million, resulting in 90% of the bonus pool being contributed based on achieving this metric. In addition, company wide goals were achieved resulting in 15% of the bonus pool being contributed, and 5% of the bonus pool was contributed based on the partial achievement of environmental, health and safety targets.

During March 2014, our General Partner’s chief executive officer proposed to the compensation committee that each of our NEOs (other than Mr. Hurley) receive (i) a discretionary bonus award relating to our results of operations in 2013 as follows: $160,000, $135,000, $135,000 and $100,000 for Messrs. Stallings, Speer, Paul and Melton, respectively, and (ii) awards of phantom units relating to our results of operations for 2013 as follows:  17,089 units, 16,538 units, 17,089 units and 12,679 units to Messrs. Stallings, Speer, Paul and Melton, respectively.  The compensation committee agreed with these recommendations and, on March 10, 2014, made discretionary bonus awards and phantom unit grants in accordance with such recommendations and also awarded Mr. Hurley a discretionary bonus award of $440,000 relating to our results of operations in 2013. The discretionary bonus awards were paid in March 2014.  The compensation committee considered the achievement of performance metrics outlined in the prior paragraph as well as the performance of the individual NEO in determining to make such awards.

2014 Incentive Compensation. For 2014, the Board approved a cash bonus plan whereby a bonus pool for the NEOs was established. The bonus pool equaled a percentage of a performance metric equal to cash flow generated prior to distributions, incentive compensation, reserves established by our General Partner and certain other adjustments (which was set at approximately $52 million for 2014). Between 25% and 50% of the bonus pool was to be funded based on the achievement of this performance metric (with up to an additional 25% being contributed based on achieving results in excess of this performance metric). An additional 20% to 40% of the bonus pool was to be funded based on the achievement of company growth goals, with an additional 15% of the bonus pool based on the achievement of company wide goals and an additional 10% of the bonus pool based on the achievement of environmental, health and safety targets. Individual awards (which, as in prior years, were expected to be paid in a combination of cash bonuses and equity compensation) was to be determined by the compensation committee in its discretion based on individual performance, exceptional service to the Partnership, challenges and opportunities not reasonably foreseeable at the beginning of the year, internal equities and external competition or opportunities. In 2014, actual cash flow generated prior to distributions, incentive compensation and reserves established by our General Partner was $50.4 million, resulting in 40% of the bonus pool being contributed based on partially achieving this metric. In addition, company growth goals were partially achieved resulting in 20% of the bonus pool being contributed, company wide goals were achieved resulting in 15% of the bonus pool being contributed, and 5% of the bonus pool was contributed based on the partial achievement of environmental, health and safety targets.

During March 2015, our General Partner’s chief executive officer proposed to the compensation committee that each of our NEOs (other than Mr. Hurley) receive (i) a discretionary bonus award relating to our results of operations in 2014 as follows: $130,000, $110,200, $115,000 and $105,800 for Messrs. Stallings, Speer, Paul and Melton, respectively, and (ii) awards of phantom units relating to our results of operations for 2014 as follows: 15,528 units, 13,818 units, 14,963 units and 13,160 units to Messrs. Stallings, Speer, Paul and Melton, respectively.  The compensation committee agreed with these recommendations and on March 6, 2015 made discretionary bonus awards and phantom unit grants in accordance with such recommendations and also awarded Mr. Hurley a discretionary bonus award of $400,000 relating to our results of operations in 2014. The discretionary bonus awards will be paid in March 2015.  The compensation committee considered the achievement of performance metrics outlined in the prior paragraph as well as the performance of the individual NEO in determining to make such awards.

2015 Incentive Compensation. For 2015, the Board has considered a cash bonus plan whereby a bonus pool for all employees, including the NEOs, would be established. The Board has not yet established the plan or performance metrics by which the bonus pool would be determined.

Compensation Mix. Our General Partner’s compensation committee determines the mix of compensation, both among short and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the NEOs.

Role of Executive Officers in Executive Compensation.  Our General Partner’s compensation committee determines the compensation of the NEOs. Our General Partner's chief executive officer, Mr. Hurley, made recommendations to the compensation committee for the awards of phantom units and discretionary bonuses to be paid to our NEOs relating to our results of operations in 2012, 2013 and 2014. However, Mr. Hurley does not make any recommendations regarding his personal compensation. In addition, the employment agreement entered into by Mr. Stallings was originally approved by the management committee of SemCorp’s general partner pursuant to its limited liability company agreement.

Employment Agreements.  As indicated above, each of the NEOs except Messrs. Speer and Melton has entered into an employment agreement with our General Partner.

Employment Agreement of Mr. Hurley. Pursuant to Mr. Hurley’s employment agreement, Mr. Hurley was paid an initial annual base salary of $425,000. In March 2014, our General Partner's compensation committee increased the base salary of Mr. Hurley to $435,000. In March 2015, our General Partner's compensation committee increased the base salary of Mr. Hurley to $445,000. Mr. Hurley’s employment agreement has an initial five year term that automatically renews for subsequent one year periods unless either party gives 90 days advance notice. Mr. Hurley received a sign-on bonus of $100,000 that was paid in October 2012. Additionally, Mr. Hurley was entitled to a $425,000 bonus during his first year of employment. This bonus was paid in March 2013. Mr. Hurley also received 500,000 non-participating phantom units in September 2012 under the General Partner’s Long-Term Incentive Plan, which vest ratably over five years pursuant to the Phantom Unit Agreement he entered into with the General Partner. The employment agreement also provides that Mr. Hurley is eligible to participate in any employee benefit plans maintained by the General Partner and is entitled to reimbursement for certain out-of-pocket expenses.  Mr. Hurley has agreed not to disclose any confidential information obtained by him while employed under his employment agreement and has agreed to a one year non-solicitation covenant.

Except in the event of termination for Cause (as defined below), termination by Mr. Hurley other than for Good Reason (as defined below), termination after the expiration of the term of Mr. Hurley’s employment agreement or termination due to death or disability, Mr. Hurley’s employment agreement provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to twelve months of base salary, and Mr. Hurley will also be entitled to continued participation in our General Partner’s welfare benefit programs for a period of eighteen months following termination. Based upon Mr. Hurley’s current base salary, the maximum amount of the lump sum severance payment would be

$0.4 million, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.

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

In October 2012, Vitol and Charlesbank, the owners of Blueknight GP Holding, LLC (“HoldCo”), the owner of our General Partner, admitted Mr. Hurley as a member of HoldCo.  In connection with his admission as a member of HoldCo, Mr. Hurley was issued a non-voting economic interest in HoldCo (the “Profits Interest”).   Mr. Hurley’s Profits Interest in HoldCo vests in 20% increments on each of October 4, 2013, 2014, 2015, 2016 and 2017 and entitles Mr. Hurley, to the extent vested, to (i) 2% of the total amount of proceeds and/or distributions in excess of $100,000,000 received by HoldCo in connection with a transaction resulting in a change of control of us, and (ii) 2% of the portion of any interim quarterly distribution received by HoldCo in excess of $1,250,000.  As of December 31, 2014, 40% of the Profits Interest is vested.

Although the entire economic burden of the Profits Interest, which is equity classified, is borne solely by HoldCo and does not impact our cash or units outstanding, the intent of the Profits Interest is to provide a performance incentive and encourage retention of Mr. Hurley. Therefore, we recognize the grant date fair value of the Profits Interest as compensation expense over the service period. The expense is also reflected as a capital contribution and, thus, results in a corresponding credit to Partners’ Capital in our Consolidated Financial Statements.  Less than $0.1 million, $0.1 million and $0.1 million was recognized as expense in 2012, 2013 and 2014, respectively.

Employment Agreement of Mr. Stallings.  The employment agreement entered into by Mr. Stallings had an initial term of two years that automatically renews for subsequent one year periods unless either party gives 90 days advance notice.  This employment agreement provides for the initial annual base salaries described above. In addition, Mr. Stallings is eligible for discretionary bonus awards and long-term incentives which may be made from time to time in the sole discretion of the Board.  The employment agreement also provides that Mr. Stallings is eligible to participate in any employee benefit plans maintained by our General Partner during the term of his employment with the General Partner and for up to 12 months thereafter and are entitled to reimbursement for certain out-of-pocket expenses.

Pursuant to the employment agreement, Mr. Stallings has agreed not to disclose any confidential information obtained by him while employed under the agreement. In addition, the employment agreement contains payment obligations that may be triggered by a termination after a Change of Control as defined therein.  See “- Potential Payments Upon Change of Control or Termination.”

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

The employment agreements also provide that if, within one year after a Change of Control occurs, Mr. Stallings is terminated by our General Partner without Cause or Mr. Stallings terminates the agreement for Good Reason, he will be entitled to payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to 24 months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.  Based upon Mr. Stallings’ current base salary, the maximum amount of the lump sum severance payment would be $0.6 million, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.

For purposes of the employment agreements with Mr. Stallings:

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

Employment Agreement of Mr. Paul. The employment agreement of Mr. Paul has a three year term that commenced in June 2013. The employment agreement provides for the initial annual base salary described above. The employment agreement provides that Mr. Paul is eligible to participate in any employee benefit plans maintained by the General Partner and is entitled to reimbursement for certain out-of-pocket expenses.  Mr. Paul has agreed not to disclose any confidential information obtained by him while employed under his employment agreement and has agreed to a one year non-solicitation covenant.

Except in the event of termination for Cause (as defined below), termination by Mr. Paul other than for Good Reason (as defined below), termination after the expiration of the term of Mr. Paul’s employment agreement or termination due to death or disability, Mr. Paul’s employment agreement provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to the amount of Mr. Paul’s base salary that would have been payable for the lesser of (i) a 24-month period or (ii) the remainder of the term of his employment agreement, and Mr. Paul will also be entitled to continued participation in our General Partner’s welfare benefit programs for a period of eighteen months following termination. Based upon Mr. Paul’s current base salary, the maximum amount of the lump sum severance payment would be $0.3 million, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.

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

Potential Payments Upon Change of Control or Termination.

Employment Agreements.  The employment agreements with Messrs. Hurley and Stallings contain provisions that could result in the payment of amounts to such individuals upon a termination or change of control (as defined in such employment agreements).

As described above, under Messrs. Hurley’s and Stallings’ employment agreements, the applicable NEO is entitled to certain payments if the employment agreement is terminated in certain circumstances as described above.  Upon such an event, Messrs. Hurley and Stallings would be entitled to a lump sum payment of $0.4 million and $0.3 million, respectively, in addition to continued participation in our General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  In addition, as described above, Messrs. Hurley’s and Stallings’ employment agreements provide that, if such individual's employment is terminated within one year after a Change of Control (as defined in the applicable agreement and described above) occurs, he will be entitled to certain payments as described above.  Upon such an event, Messrs. Hurley and Stallings would be entitled to a lump sum payment of $0.8 million and $0.6 million, respectively, in addition to continued participation in our General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.

LTIP Awards.  The restricted and phantom units granted under the Long-Term Incentive Plan will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our General Partner, subject to any contrary provisions in the award agreement.

Long-Term Incentive Plan

General.  Our General Partner has adopted the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The summary of the Long-Term Incentive Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. Effective April 29, 2014, the Partnership’s unitholders voted to approve an amendment to the Long-Term Incentive Plan, which increased the number of common units reserved for issuance under the incentive plan by 1,500,000 common units from 2,600,000 common units to 4,100,000 common units, subject to adjustment for certain events. Units that are canceled, forfeited or withheld to satisfy our General Partner’s tax withholding obligations are available for delivery pursuant to other awards. The Long-Term Incentive Plan is administered by the compensation committee of our General Partner’s board of directors. The Long-Term Incentive Plan has been designed to furnish additional compensation to employees, consultants and directors and to align their economic interests with those of common unitholders.

Unit Awards.  The compensation committee may grant unit awards to eligible individuals under the Long-Term Incentive Plan. A unit award is an award of common units that are fully vested upon grant and not subject to forfeiture.

Restricted Units and Phantom Units.  A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equal to the fair market value of a common unit. The compensation committee may make grants of restricted units and phantom units under the Long-Term Incentive Plan to eligible individuals containing such terms, consistent with the Long-Term Incentive Plan, as the compensation committee may determine, including the period over which restricted units and phantom units granted will vest. The compensation committee may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified performance goals or other criteria.

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

Unit Purchase Plan

On June 23, 2014, the Partnership’s unitholders approved the Blueknight Energy Partners, L.P. Employee Unit Purchase Plan (the “Unit Purchase Plan”). The Unit Purchase Plan provides employees of the General Partner its affiliates who perform services for the Partnership the opportunity to acquire or increase their ownership of common units. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage (ranging from 1% to 15%) of their eligible compensation for each pay period withheld for the purchase of common units. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization or similar event pursuant to the terms of the Unit Purchase Plan. The purpose of the Unit Purchase Plan is to promote the Partnership’s interests by providing employees of the General Partner and its affiliates a cost-effective program to enable them to acquire or increase their ownership of common units and to provide a means whereby such individuals may develop a sense of proprietorship and personal involvement in the Partnership’s development and financial success, and to encourage them to devote their best efforts to the Partnership’s business, thereby advancing the Partnership’s interests. As of December 31, 2014, no common units had yet been delivered under the Unit Purchase Plan.

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the fiscal years ended 2014, 2013 and 2012.

Name and Position(1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)(4)(5)	Total ($)
Mark A. Hurley Chief Executive Officer	2014	432,917	400,000	—	—	—	37,122	870,039
	2013	425,000	440,000	—	—	—	34,153	899,153
	2012	117,692	100,000	2,810,000	—	—	5,084	3,032,776
Alex G. Stallings Chief Financial Officer and Secretary	2014	310,750	130,000	154,826	—	—	66,760	662,336
	2013	304,503	160,000	146,738	—	—	69,102	680,343
	2012	300,000	140,000	135,200	—	—	56,545	631,745
Jeffery A. Speer Chief Operating Officer	2014	219,083	110,200	149,834	—	—	57,322	536,438
	2013	213,000	135,000	141,304	—	—	54,020	543,324
	2012	210,000	115,000	135,200	—	—	45,524	505,724
Chris A. Paul Chief Legal Officer	2014	276,412	115,000	154,826	—	—	35,584	581,822
	2013	146,250	135,000	—	—	—	19,336	300,586
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Brian L. Melton Vice President Pipeline Marketing & Business Development	2014	230,000	105,800	114,872	—	—	125,911	576,583
	2013	9,583	100,000	—	—	—	740	110,323
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A
_______________

(1)
Mr. Hurley was appointed as our General Partner’s Chief Executive Officer in September 2012.  Mr. Stallings has served as our General Partner’s Chief Financial Officer and Secretary since March 2009.  Mr. Speer served as the Vice President of Operations for one of our subsidiaries prior to February 2010 and has served as our General Partner’s Senior Vice President - Operations since February 2010 and Chief Operating Officer since July 2013. Mr. Paul has served as our General Partner's General Counsel since June 2013 and was appointed as our General Partner's Chief Legal Officer in October 2013. Mr. Melton has served as our General Partner's Vice President Pipeline Marketing & Business Development since December 2013.

(2)
Messrs. Speer's annual base salary was increased to $210,000 in 2012. In March 2013, Messrs. Stallings' and Speer's annual base salary was increased to $306,000 and $214,000, respectively. In March 2014, Messrs. Hurley's, Stallings', Speer's, Paul's and Melton's annual base salary was increased to $435,000, $312,000, $220,420, $278,100 and $230,000, respectively.

(3)
Dollar amounts represent the grant date fair value of awards granted in each year with respect to phantom unit grants under the Long-Term Incentive Plan. See Note 13 to our Consolidated Financial Statements for assumptions used in calculating these amounts.

(4)
We provide distribution equivalent rights (“DERs”) under the Long-Term Incentive Plan, auto allowances, reimbursement of certain deductibles and co-payments for medical expenses and discretionary matching and profit sharing contributions to our 401(k) plan to our NEOs. In 2014, payments of $26,033, $25,490, $6,784 and $5,033 related to the DERs were made to Messrs. Stallings, Speer, Paul and Melton, respectively. In 2014, auto allowances of $10,800 were paid to Messrs. Hurley, Stallings, Speer, Paul and Melton, respectively. In 2014, matching and profit sharing contributions to our 401(k) plan of $24,000, $24,850, $24,000, $17,535, $14,001 and $11,558 were made for Messrs. Hurley, Stallings, Speer, Paul and Melton, respectively.

(5)
In connection with his appointment as Vice President Pipeline Marketing & Business Development, Mr. Melton received a signing bonus of $45,000 and a relocation benefit of $42,500, both of which were paid in 2014.

Pension Benefits

We do not have a pension plan in which our named executive officers are eligible to participate.

Non-Qualified Deferred Compensation

We do not have a non-qualified deferred compensation plan.

Grants of Plan-Based Awards Table for Fiscal 2014

The following tables provide information concerning each grant of an award made to a NEO during 2014, including, but not limited to, awards made under our General Partner’s Long-Term Incentive Plan.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Units (#)(1)(2)	All Other Unit Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit and Option Awards ($)
Alex G. Stallings	March 10, 2014	—	—	—	—	—	—	17,089	—	—	154,826
Jeffrey A. Speer	March 10, 2014	—	—	—	—	—	—	16,538	—	—	149,834
Chris A. Paul	March 10, 2014	—	—	—	—	—	—	17,089	—	—	154,826
Brian L. Melton	March 10, 2014							12,679	—	—	114,872
____________________

(1)	This amount represents grants of phantom units under our General Partner’s Long-Term Incentive Plan. See Note 13 to our Consolidated Financial Statements.

(2)	No awards were granted to Mr. Hurley in 2014.

Outstanding Equity Awards at Fiscal Year-End 2014

The following tables provide information concerning all outstanding equity awards made to a NEO as of December 31, 2014, including, but not limited to, awards made under our General Partner’s Long-Term Incentive Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
Mark A. Hurley	—	—	—	—	—	—	—	300,000	(1)	1,800,462	(2)
Alex G. Stallings	—	—	—	—	—	—	—	20,000	(3)	133,000	(4)
	—	—	—	—	—	—	—	16,770	(5)	111,521	(4)
								17,089	(6)	113,642	(4)
Jeffery A. Speer	—	—	—	—	—	—	—	20,000	(2)	133,000	(4)
	—	—	—	—	—	—	—	16,149	(5)	107,391	(4)
								16,538	(6)	109,978	(4)
Chris A. Paul	—	—	—	—	—	—	—	17,089	(6)	113,642	(4)
Brian L. Melton	—	—	—	—	—	—	—	12,679	(2)	84,315	(4)
____________________

(1)
Represents phantom units granted in 2012 under our General Partner’s Long-Term Incentive Plan. These phantom units will vest ratably over five years, with 20% vesting on each anniversary of the September 20, 2012 grant date. These phantom units do not contain distribution equivalent rights.

(2)
Market value of awards reported in this column is calculated as the product of the closing market price ($6.65) of the Partnership’s common units at December 31, 2014, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award, and the number of phantom units outstanding at December 31, 2014.

(3)
Represents phantom units granted in 2012 under our General Partner's Long-Term Incentive Plan. These phantom units vested on January 1, 2015. All of the distribution equivalent rights associated with these phantom units are currently payable.

(4)
Market value of awards reported in this column is calculated as the product of the closing market price ($6.65) of the Partnership’s common units at December 31, 2014 and the number of phantom units outstanding at December 31, 2013.

(5)
Represents phantom units granted in 2013 under our General Partner’s Long-Term Incentive Plan. These phantom units will vest on January 1, 2016. All of the distribution equivalent rights associated with these phantom units are currently payable.

(6)
Represents phantom units granted in 2014 under our General Partner’s Long-Term Incentive Plan. These phantom units will vest on January 1, 2017. All of the distribution equivalent rights associated with these phantom units are currently payable.

Option Exercises and Stock Vested Table for Fiscal 2014

The following table provides information regarding each vesting of phantom units held by our named executive officers in 2014.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark A. Hurley	100,000	799,500	(2)
Alex G. Stallings	15,000	133,275	(3)
Jeffrey A. Speer	15,000	133,275	(3)
____________________

(1)	No awards vested in 2014 for Messrs. Paul or Melton.

(2)	This value is based on the average of the high and low trading prices of our common unit on September 22, 2014, the date of issuance of such common units.

(3)	This value is based on the average of the high and low trading prices of our common units on January 17, 2014, the date of issuance of such common units.

Director Compensation for Fiscal 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Duke R. Ligon	139,000	16,075	—	—	—	—	155,075
Miguel A. (“Mike”) Loya(1)	—	—	—	—	—	—	—
Steven M. Bradshaw	131,000	16,075	—	—	—	—	147,075
John A. Shapiro	131,000	16,075	—	—	—	—	147,075
Michael R. Eisenson(2)	—	—	—	—	—	—	—
Jon M. Biotti(2)	—	—	—	—	—	—	—
Francis Brenner(1)	—	—	—	—	—	—	—
____________________

(1)	Affiliated with Vitol.

(2)	Affiliated with Charlesbank.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2014, the compensation committee of our General Partner was comprised of Messrs. Ligon, Bradshaw and Shapiro (Chairman).  No member of the compensation committee was an officer or employee of our General Partner.

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

The following table sets forth the beneficial ownership of our units as of March 9, 2015 held by:

•	each person or group of persons who beneficially own 5% or more of the then outstanding common units;

•	all of the directors of our General Partner;

•	each named executive officer of our General Partner; and

•	all current directors and named executive officers of our General Partner as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Percentage of total common and Preferred Units beneficially owned is based on 32,915,481 common units and 30,158,619 Preferred Units outstanding as of March 9, 2015.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Percentage of Total Common and Preferred Units Beneficially Owned
Blueknight Energy Holding, Inc.(2)	—	—	9,156,484	30.4%	14.5%
CB-Blueknight, LLC(3)	—	—	9,156,484	30.4%	14.5%
Mark A. Hurley(6)	146,621	*	—	—	*
Alex G. Stallings(4)(6)	91,617	*	20,000	*	*
James R. Griffin(6)	44,294	*	—	—	*
Jeffery A. Speer(6)	22,052	—	—	—	—
Chris A. Paul	—	—	—	—	—
Brian L. Melton	—	—	—	—	—
Duke R. Ligon(5)	22,999	*	4,455	*	*
Steven M. Bradshaw(5)	13,499	*	3,565	*	*
John A. Shapiro(5)	13,499	*	2,975	*	*
Brian L. Melton(6)	1,700	*	400	*	*
Miguel A. (“Mike”) Loya(2)(7)	—	—	—	—	—
Michael R. Eisenson(3)(8)	—	—	—	—	—
Jon M. Biotti(3)(8)	—	—	—	—	—
Francis Brenner(7)	—	—	—	—	—
MSD Capital, L.P.(9)	3,576,944	10.9%	1,935,842	6.4%	8.7%
Swank Capital, L.L.C.(10)	4,450,828	13.5%	3,027,248	10.0%	11.9%
Neuberger Berman Group LLC(11)	5,323,138	16.2%	—	—	8.4%
DG Capital Management, Inc.(12)	2,542,158	7.7%	—	—	4%
Solus Alternative Asset Management LP(13)	—	—	932,692	3.1%	1.5%
Clearbridge Investments, LLC(14)	1,800,000	5.5%	—	—	2.9%
All current executive officers and directors as a group (14 persons)	356,281	1.1%	31,395	0.1%	0.6%
_______________

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 6060 American Plaza, Suite 600, Tulsa, Oklahoma 74135.

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

(9)
Based on a Schedule 13D, filed  June 8, 2012 by MSDC Management , L.P. with the SEC. The filing is made jointly with MSD Torchlight Partners, L.P. and Marc R. Lisker. The filers report that they have shared voting power with respect to the 3,576,944 common units and 1,935,842 preferred units and that their address is 645 Fifth Avenue, 21st Floor, New York, New York 10022.

(10)
Based on a Schedule 13G/A filed on February 13, 2015 with the SEC by Cushing MLP Asset Management, L.P. The filing was made jointly with Cushing MLP Asset Management, LP and Jerry V. Swank, and reported that they have shared voting power with respect to the 4,450,828 common units and 3,027,248 preferred units and that their address is 8117 Preston Road, Suite 440, Dallas, Texas, 75225.

(11)
Based on a Schedule 13G, filed February 12, 2015 by Neuberger Berman Group LLC with the SEC. The filing is made jointly with Neuberger Berman LLC. The filers report that they have shared voting power with respect to 5,099,129 common units and shared dispositive power with respect to 5,323,138 common units.  Their address as reported in such Schedule 13G is 605 Third Avenue, New York, New York 10158.

(12)
Based on a Schedule 13G/A, filed February 17, 2015 by DG Capital Management, LLC with the SEC. This filing is made jointly with Dov Gertzulin. The filers report that they each have shared voting power with respect to 2,542,158 common units. Their address as reported on such Schedule 13G is 460 Park Avenue, 13th Floor, New York, NY 10022.

(13)
Based on a Schedule 13G/A, filed February 14, 2013 by Solus Alternative Asset Management LP with the SEC.  The filing is made jointly with Solus GP LLC and Christopher Pucillo. The filers report that they each have shared voting power with respect to the 932,692 preferred units and that their address is 410 Park Avenue, 11th Floor, New York, NY 10022.

(14)	Based on a Schedule 13G, filed February 17, 2015 by Clearbridge Investments, LLC with the SEC. The filer's address as reported in such Schedule 13G is 620 8th Avenue, New York, New York 10018.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information(1)
	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,020,264	$—	3,054,326
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	1,020,264	$—	3,054,326
________________

(1)
Our General Partner has adopted and maintains the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates who perform services for us.  An aggregate of 1,005,261 phantom units that have been granted to our executive officers and other employees remain outstanding and have not yet vested. Excluding phantom unit grants, the responses are as follows: (a) 15,003, (b) $0 and (c) 4,059,587. No value is shown in column (b) of the table because the phantom units and restricted units do not have an exercise price.  For more information about the Long-Term Incentive Plan, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Long-Term Incentive Plan.” In addition, on June 23, 2014, our unitholders approved the Unit Purchase Plan. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization or similar event pursuant to the terms of the Unit Purchase Plan. As of December 31, 2014, no common units had yet been delivered under the Unit Purchase Plan. For more information about the Unit Purchase Plan, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Unit Purchase Plan.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Distributions and Payments to Our General Partner and Its Affiliates

Our General Partner is owned by Vitol and Charlesbank, which each own 9,156,484 of the 30,159,958 outstanding Preferred Units, representing an aggregate 29% limited partner interest in us as of March 9, 2015.  In addition, our General Partner owns a 1.8% general partner interest in us and the incentive distribution rights.  For a description of the distributions and payments our General Partner is entitled to receive, see “Item 5-Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities-General Partner Interest and Incentive Distribution Rights.”

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

Vitol Storage Agreements

In recent years, a significant portion of our crude oil storage capacity has been dedicated to Vitol under multiple agreements. In each of the years 2012, 2013 and 2014, 4.1 million barrels of storage capacity were dedicated to Vitol under these storage agreements. Service revenues under these agreements are based on the barrels of storage capacity dedicated to Vitol under the applicable agreement at rates that, we believe, are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. The Board’s conflicts committee reviewed and approved these agreements in accordance with our procedures for approval of related party transactions and the provisions of the partnership agreement. We generated revenues under these agreements of approximately $22.7 million, $17.6 million and $12.0 million for the twelve months ended December 31, 2012, 2013 and 2014, respectively.

As of March 9, 2015, 1.0 million and 2.2 million barrels of storage capacity were dedicated to Vitol under crude oil storage agreements with current terms expiring on March 31, 2015 and May 1, 2017. The contract with respect to 1.0 million barrels is expected to expire at the end of its current term, and such storage capacity has been contracted with other customers effective as of April 1, 2015.

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

During the twelve months ended December 31, 2012 and 2013 we incurred interest expense under this agreement of approximately $0.5 million and $0.1 million, respectively.  The agreement had an effective annual interest rate of 14.1%. In April 2013, we repurchased 100% of the throughput capacity on ENPS from Vitol for $2.5 million, and the ENPS Throughput Agreement was terminated.

Vitol Operating and Maintenance Agreement

In August 2011, we entered into an operating and maintenance agreement (the “Vitol O&M Agreement”) with Vitol relating to the operation and maintenance of Vitol’s crude oil terminal located in Midland, Texas (the “Midland Terminal”). Pursuant to the Vitol O&M Agreement, we provide certain operating and maintenance services with respect to the Midland Terminal. The term of the Vitol O&M Agreement commenced on September 1, 2012 and shall continue for five years. During the twelve months ended December 31, 2012, 2013 and 2014, we generated revenues of $0.2 million, $0.8 million and $1.6 million, respectively, under the Vitol O&M Agreement. We believe that the rates we charge Vitol under this agreement are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. The Board’s conflicts committee reviewed and approved this agreement in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

Vitol Shared Services Agreement

In August 2012, we entered into a shared services agreement (the “Vitol Shared Services Agreement”) with Vitol pursuant to which we provide Vitol certain strategic assessment, economic evaluation and project design services. The initial one-year term of the Vitol Shared Services Agreement commenced on August 1, 2012 and automatically renewed in August 2013 and August 2014 for one year terms. The Vitol Shared Services Agreement renews annually unless terminated by either party as provided in the agreement. During the twelve months ended December 31, 2012 and 2014, the Partnership generated revenues of $0.3 million, $0.6 million and $0.7 million, respectively, under the Vitol Shared Services Agreement. We believe that the rates we charge Vitol under this agreement are fair and reasonable to us and our unitholders. The Board’s conflicts committee reviewed and approved this agreement in accordance with our procedures for approval of related party transactions and the provisions of our partnership agreement.

Vitol’s Commitment under Our Prior Credit Agreement

Vitol was a lender under our prior credit agreement and had committed to loan us $15.0 million pursuant to such agreement.  During the twelve months ended December 31, 2012 and 2013, Vitol received its pro rata portion of the interest payments in connection with being a lender under the credit agreement and received approximately $0.7 million and $0.3 million, respectively, in connection therewith. Vitol is not a lender under the Partnership’s amended and restated credit agreement.

Eaglebine Crude Throughput and Deficiency Agreement

On August 29, 2014 we entered into a Crude Oil Throughput and Deficiency Agreement with Eaglebine Crude Oil Marketing LLC (“Eaglebine Crude”), a joint venture partly owned by Vitol Inc., effective as of August 28, 2014, pursuant to which we will provide certain crude oil transportation services on the Knight Warrior Pipeline for Eaglebine Crude. Eaglebine Crude will pay throughput fees under the Agreement based on Eaglebine Crude’s per barrel daily volume commitment of at least 40,000 barrels per day (subject to possible adjustments under certain conditions). The term of the Agreement is for five years beginning on the first day of the month following the date that is thirty days after the Partnership notifies Eaglebine Crude that the Knight Warrior Pipeline is complete. The Board’s conflicts committee reviewed and approved this agreement, including the amendments thereto, in accordance with our procedures for approval of related party transactions and the provisions of the partnership agreement.

Agreements with Advantage Pipeline

Advantage Pipeline Operating and Administrative Services Agreement

In January 2013, we entered into an operating and administrative services agreement with Advantage Pipeline (the “Advantage O&A Services Agreement”) pursuant to which we operate Advantage Pipeline’s Pecos River Pipeline in west Texas. Under the Advantage O&A Services Agreement, the Partnership we also provide certain administrative services to Advantage Pipeline. The initial term of the Advantage O&A Services Agreement commenced on January 31, 2013 and shall continue for ten years, with the Partnership and Advantage Pipeline each having an option to extend the term for an additional five years. During the twelve months ended December 31, 2013 and 2014, under this agreement we earned revenues of $0.3 million and $0.5 million, respectively.

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

Item 14.    Principal Accountant Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we have paid PricewaterhouseCoopers LLP for independent auditing, tax and related services for each of the last two fiscal years:

	Year ended December 31,
	2013	2014
Audit fees(1)	$580,682	$597,526
Audit-related fees(2)	—	—
Tax fees(3)	$220,597	$237,132
All other fees(4)	—	—
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

10.4#	First Amendment to Crude Oil Storage Services Agreement, dated to be effective as of March 1, 2013, by and between BKEP Crude, LLC and Vitol Inc.
10.5*#	Second Amendment to Crude Oil Storage Services Agreement, effective May 1, 2015, by and between BKEP Crude, LLC and Vitol, Inc.
10.6†
Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (as amended and restated effective April 29, 2014) (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed June 27, 2014, and incorporated herein by reference).

10.7†	Form of Employment Agreement (filed as Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.8†	Form of Employment Agreement (filed as Exhibit 10.14 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).

10.9†	Form of Employment Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).
10.10†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed May 25, 2007, and incorporated herein by reference).
10.11†	Form of Phantom Unit Agreement (filed as Exhibit 10.15 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.12†	Form of Phantom Unit Agreement (filed as Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K, filed on March 16, 2011, and incorporated herein by reference).
10.13†	Form of Retention Agreement (filed as Exhibit 10.16 to the Partnership’s Quarterly Report on Form 10-Q, filed on March 23, 2009, and incorporated herein by reference).
10.14†	Form of Director Restricted Common Unit Agreement (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.15†	Form of Director Restricted Subordinated Unit Agreement (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).
10.16†
Employment Agreement, dated October 4, 2012, between Mark Hurley and BKEP Management, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K/A, filed October 4, 2012 and incorporated herein by reference).

10.17†
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

10.21#
Crude Oil Storage Services Agreement, dated to be effective as of June 1, 2012, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed May 9, 2012, and incorporated herein by reference).

10.22#
First Amendment to Crude Oil Storage Services Agreement, dated to be effective as of March 1, 2013, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.38 to the Partnership’s Annual Report on Form 10-K, filed on March 14, 2013, and incorporated herein by reference).

10.23#
Second Amendment to Crude Oil Storage Services Agreement, effective November 1, 2013, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on October 18, 2013, and incorporated herein by reference).

10.24#
Third Amendment to Crude Oil Storage Services Agreement, dated to be effective as of April 1, 2014, by and between BKEP Pipeline, LLC and Vitol, Inc. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on April 14, 2014, and incorporated herein by reference).

10.25#
Crude Oil Storage Services Agreement, dated to be effective as of June 1, 2012, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed May 9, 2012, and incorporated herein by reference).

10.26#
First Amendment to Crude Oil Storage Services Agreement, dated to be effective as of March 1, 2013, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.40 to the Partnership’s Annual Report on Form 10-K, filed on March 14, 2013, and incorporated herein by reference).

10.27#
Second Amendment to Crude Oil Storage Services Agreement, dated to be effective as of April 1, 2014, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on April 14, 2014, and incorporated herein by reference).

10.28#
Crude Oil Storage Services Agreement, dated to be effective as of September 1, 2012, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and filed August 7, 2012, and incorporated herein by reference).

10.29#
First Amendment to Crude Oil Storage Services Agreement, dated to be effective as of March 1, 2013, by and between BKEP Pipeline, LLC and Vitol Inc. (filed as Exhibit 10.42 to the Partnership’s Annual Report on Form 10-K, filed on March 14, 2013, and incorporated herein by reference).

10.30#
Second Amendment to Crude Oil Storage Services Agreement, effective November 1, 2013, by and between BKEP Pipeline, LLC and Vitol, Inc. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on October 18, 2013, and incorporated herein by reference).

10.31#
Third Amendment to Crude Oil Storage Services Agreement, dated to be effective as of April 1, 2014, by and between BKEP Pipeline, LLC and Vitol, Inc. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on April 14, 2014, and incorporated herein by reference).

10.32
Credit Agreement, dated as of June 28, 2013 by and among the Partnership, Wells Fargo Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 1, 2013, and incorporated herein by reference).

10.33#
Crude Oil Throughput and Deficiency Agreement, dated August 28, 2014 between Knight Warrior LLC and Eaglebine Crude Oil Marketing LLC (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 6, 2014, and incorporated herein by reference).

10.34
First Amendment to Amended and Restated Credit Agreement, dated as of September 15, 2014, by and among the Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the several lenders from time to time party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed September 1, 2014, and incorporated herein by reference).

10.35†
Blueknight Energy Partners, L.P. Employee Unit Purchase Plan, dated to be effective as of June 23, 2014 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on June 27, 2014, and incorporated herein by reference).

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

101**
The following financial information from Blueknight Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Consolidated Balance Sheets as of December 31, 2013 and 2014; (iii) Consolidated Statements of Operations for the years ended December 31, 2012, 2013 and 2014; (iv)Consolidated Statement of Changes in Partners’ Capital for the years ended December 31, 2012, 2013 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2013 and 2014; and (vi) Notes to Consolidated Financial Statements.

 _________

*	Filed herewith.

**	Furnished herewith

#
Certain portions of this exhibit are subject to a request for confidential treatment by the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners G.P., L.L.C.
Its General Partner

March 11, 2015	By:	/s/ Alex G Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Blueknight Energy Partners GP, L.L.C. and Unitholders of Blueknight Energy Partners, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Blueknight Energy Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A in the Partnership’s Form 10-K for the year ended December 31, 2014. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Tulsa, Oklahoma
March 11, 2015

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS (in thousands, except per unit data)

	As of December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,182	$2,661
Accounts receivable, net of allowance for doubtful accounts of $69 and $222 at December 31, 2013 and 2014, respectively	12,244	9,051
Receivables from related parties, net of allowance for doubtful accounts of $0 and $225 at December 31, 2013 and December 31, 2014, respectively	3,149	2,316
Prepaid insurance	1,694	1,582
Assets held for sale, net of accumulated depreciation and impairments of $166 and $0 at December 31, 2013 and December 31, 2014, respectively	338	—
Investments	—	2,079
Other current assets	4,321	3,805
Total current assets	24,928	21,494
Property, plant and equipment, net of accumulated depreciation of $171,056 and $192,440 at December 31, 2013 and 2014, respectively	297,400	310,163
Investment in unconsolidated affiliate	19,498	20,381
Goodwill	7,216	7,216
Debt issuance costs, net	3,580	3,085
Intangibles and other assets, net	2,126	2,056
Total assets	$354,748	$364,395
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$6,537	$7,626
Accrued interest payable	482	233
Accrued property taxes payable	1,810	2,046
Unearned revenue	2,326	1,531
Unearned revenue with related parties	90	909
Accrued payroll	7,379	6,520
Other current liabilities	4,959	3,204
Total current liabilities	23,583	22,069
Long-term payable to related parties	153	116
Other long-term liabilities	2,554	3,620
Interest rate swap liabilities	—	2,634
Long-term debt	273,000	216,000
Commitments and contingencies (Note 16)
Partners’ capital:
Series A Preferred Units (30,158,619 units issued and outstanding for both dates)	204,599	204,599
Common unitholders (22,786,101 and 32,774,163 units issued and outstanding at December 31, 2013 and December 31, 2014, respectively)	461,149	525,767
General partner interest (2.1% and 1.8% with 1,127,755 general partner units outstanding for both dates)	(610,290)	(610,410)
Total partners’ capital	55,458	119,956
Total liabilities and partners’ capital	$354,748	$364,395

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Year ended December 31,
	2012	2013	2014
Service revenue:
Third party revenue	$130,696	$142,916	$143,838
Related party revenue	48,153	51,755	42,788
Total revenue	178,849	194,671	186,626
Expenses:
Operating	122,746	133,610	134,245
General and administrative	19,795	17,482	17,498
Asset impairment expense	1,942	524	—
Total expenses	144,483	151,616	151,743
Gain on sale of assets	7,271	1,073	2,464
Operating income	41,637	44,128	37,347
Other income (expense):
Equity earnings (loss) in unconsolidated affiliate	—	(502)	883
Interest expense (net of capitalized interest of $150, $1,048, and $291, respectively)	(11,705)	(11,615)	(12,268)
Unrealized gains on investments	—	—	2,079
Income from continuing operations before income taxes	29,932	32,011	28,041
Provision for income taxes	318	593	469
Income from continuing operations	29,614	31,418	27,572
Discontinued operations:
Income (loss) from discontinued operations (including asset impairment expense of $6,353 for the year ended December 31, 2013) (See Note 5)	1,951	(3,383)	—
Net income	$31,565	$28,035	$27,572
Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$774	$647	$641
Preferred interest in net income	$21,564	$21,564	$21,563
Beneficial conversion feature attributable to Preferred Units	$1,853	$—	$—
Income available to limited partners	$7,374	$5,824	$5,368

Basic and diluted income from continuing operations per common unit	$0.24	$0.39	$0.20
Basic and diluted income (loss) from discontinued operations per common unit	$0.08	$(0.14)	$—
Basic and diluted net income per common unit	$0.32	$0.25	$0.20

Weighted average common units outstanding - basic and diluted	22,666	22,706	25,670
The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
Balance, December 31, 2011	$465,483	$202,746	$(610,430)	$57,799
Net income	9,662	21,244	659	31,565
Equity-based incentive compensation	1,856	—	41	1,897
Settlement of equity awards	(443)	—	(10)	(453)
Amortization of beneficial conversion feature of Preferred Units	(1,853)	1,853	—	—
Profits interest contribution	—	—	36	36
Distributions	(10,272)	(21,244)	(673)	(32,189)
Balance, December 31, 2012	$464,433	$204,599	$(610,377)	$58,655
Net income	5,885	21,564	586	28,035
Equity-based incentive compensation	1,864	—	48	1,912
Profits interest contribution	—	—	150	150
Distributions	(11,033)	(21,564)	(697)	(33,294)
Balance, December 31, 2013	$461,149	$204,599	$(610,290)	$55,458
Net income	5,517	21,564	491	27,572
Equity-based incentive compensation	1,590	—	29	1,619
Profits interest contribution	—	—	150	150
Distributions	(13,671)	(21,564)	(790)	(36,025)
Proceeds from sale of 9,775,000 common units, net of underwriters’ discount and offering expenses of $3.2 million	71,182	—	—	71,182
Balance, December 31, 2014	$525,767	$204,599	$(610,410)	$119,956

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income	$31,565	$28,035	$27,572
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	(6)	400	126
Provision for uncollectible receivables from related parties	—	—	225
Depreciation and amortization	23,129	24,241	26,045
Impairment of intangible assets	96	—	—
Amortization and write-off of debt issuance costs	1,775	3,326	821
Unrealized loss related to interest rate swaps	—	—	2,634
Asset impairment charge	1,846	6,877	—
Gain on sale of assets	(7,250)	(2,661)	(2,464)
Equity-based incentive compensation	1,897	1,912	1,538
Settlement of equity-based compensation agreement	(453)	—	—
Equity (earnings) loss in unconsolidated affiliate	—	502	(883)
Gain related to investments	—	—	(2,079)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	4,249	(3,970)	3,067
Decrease in receivables from related parties	875	373	608
Decrease in prepaid insurance	2,430	2,333	2,943
Decrease (increase) in other current assets	16	(2,499)	516
Decrease (increase) in other assets	(6)	50	(299)
Decrease in accounts payable	(1,281)	(417)	(580)
Increase (decrease) in accrued interest payable	(67)	318	(249)
Decrease in accrued interest payable to related parties	(58)	(304)	—
Increase (decrease) in accrued property taxes	125	(128)	236
Increase (decrease) in unearned revenue	3,278	150	(82)
Increase (decrease) in unearned revenue from related parties	(833)	(73)	782
Increase (decrease) in accrued payroll	1,183	970	(859)
Increase (decrease) in other accrued liabilities	(790)	1,116	(1,378)
Net cash provided by operating activities	61,720	60,551	58,240
Cash flows from investing activities:
Capital expenditures	(27,717)	(64,956)	(37,368)
Proceeds from sale of assets	10,206	4,258	3,063
Investment in unconsolidated affiliate	—	(20,000)	—
Net cash used in investing activities	(17,511)	(80,698)	(34,305)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(1,482)	(2,342)	(2,518)
Debt issuance costs	—	(3,681)	(326)
Payments on long-term payable to related party	(1,636)	(2,681)	—
Borrowings under credit facility	37,000	342,411	60,733
Payments under credit facility	(44,000)	(280,411)	(117,733)
Proceeds from equity issuances, net of offering costs	—	—	71,182
Capital contribution related to profits interest	36	150	150
Distributions	(32,189)	(33,294)	(35,944)
Net cash provided by (used in) financing activities	(42,271)	20,152	(24,456)
Net increase (decrease) in cash and cash equivalents	1,938	5	(521)
Cash and cash equivalents at beginning of period	1,239	3,177	3,182
Cash and cash equivalents at end of period	$3,177	$3,182	$2,661

Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$(1,195)	$(3,098)	$1,669
Increase in accrued liabilities related to insurance premium financing agreement	$1,580	$2,609	$2,494

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Decrease in accounts receivable related to purchase of property, plant and equipment	$—	$1,274	$—
Cash paid for interest, net of amounts capitalized	$10,441	$9,644	$9,085
Cash paid for income taxes	$289	$419	$508

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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The accompanying financial statements and related notes present and discuss the Partnership’s consolidated financial position as of December 31, 2013 and 2014, and the consolidated results of the Partnership’s operations, cash flows and changes in partners’ capital for the years ended December 31, 2012, 2013 and 2014. The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements. Certain reclassifications have been made in the consolidated financial statements for the years ended December 31, 2012 to conform to the 2013 and 2014 financial statement presentation.  This was a reclassification of asset impairment expense from operating expenses to a separate component of operating income, and a recasting of amounts related to discontinued operations (see Note 5).  The reclassification has no impact on net income.

3.    RECENT EVENTS

On August 6, 2014, the Partnership announced its plans to build a 160-mile, 16-inch diameter pipeline linking the emerging East Texas Eaglebine/Woodbine crude oil resource play to a crude oil and product terminal on the Houston Ship Channel owned and operated by Oiltanking Partners, L.P. The pipeline, which the Partnership refers to as the Knight Warrior pipeline, will have an initial capacity of 100,000 barrels per day and will be expandable up to 200,000 barrels per day. The pipeline will have the capacity to segregate and batch crude oil in order to help producers capture value for this premium product. On August 29, 2014 the Partnership entered into a Crude Oil Throughput and Deficiency Agreement with Eaglebine Crude Oil Marketing LLC (“Eaglebine Crude”), a joint venture partly owned by Vitol Inc., effective as of August 28, 2014, pursuant to which the Partnership will provide certain crude oil transportation services on the Knight Warrior Pipeline for Eaglebine Crude. Eaglebine Crude will pay throughput fees under the Agreement based on Eaglebine Crude’s per barrel daily volume commitment of at least 40,000 barrels per day (subject to possible adjustments under certain conditions). The term of the Agreement is for five years beginning on the first day of the month following the date that is thirty days after the Partnership notifies Eaglebine Crude that the Knight Warrior Pipeline is complete. The Partnership believe that the rates it will charge Eaglebine Crude under this agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board of Directors’ (the “Board”) of Blueknight Energy Partners G.P., L.L.C. (the “General Partner”) conflicts committee reviewed and approved this agreement, including the amendments thereto, in accordance with our procedures for approval of related party transactions and the provisions of the partnership agreement.

On September 22, 2014, the Partnership issued and sold 9,775,000 common units for a public offering price of $7.61, resulting in proceeds of approximately $71.2 million, net of underwriters' discount and offering expenses of $3.2 million. The Partnership used the net proceeds from the offering for general partnership purposes, including the repayment of a portion of the outstanding borrowings under the Partnership's credit facility and partially funding the Knight Warrior pipeline project.

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

ACCOUNTS RECEIVABLE - The majority of the Partnership’s accounts receivable relates to its trucking and producer field services and asphalt services activities. Accounts receivable included in the balance sheets are reflected net of the allowance for doubtful accounts of $0.1 million and $0.2 million at December 31, 2013 and 2014, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS - Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. A long-lived asset is tested for impairment when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows.  The Partnership recognized fixed asset impairment charges of $1.8 million during the year ended December 31, 2012 that included $1.0 million related to Oklahoma gathering pipeline assets and $0.7 million related to a Bay City, Michigan residual fuel oil facility. The Oklahoma gathering pipeline assets were sold during the summer of 2013 and the Bay City facility was demolished in December 2013. The Partnership recognized fixed asset impairment charges of $6.9 million during the year ended December 31, 2013 that included $5.7 million related to the Thompson pipeline system located in southern Texas. This system was sold in December 2013 (see Note 5). The Partnership did not have any impairment charges in the year ended December 31, 2014.

Acquired customer relationships and non-compete agreements are capitalized and amortized over useful lives ranging from 4 to 20 years using the straight-line method of amortization. An impairment loss is recognized for definite-lived intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. In December 2012, the Partnership recognized an impairment loss of $0.1 million related to a non-compete agreement due to the death of the counterpart to the agreement. No impairment charge was recognized in the twelve months ended December 31, 2013 and 2014 with respect to intangible assets.

EQUITY METHOD INVESTMENTS - The Partnership’s investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership has significant influence but not control, is accounted for by the equity method. The Partnership does not consolidate any part of the assets or liabilities of its equity investee. As of December 31, 2014, the Partnership's investment represents a 30% ownership interest in Advantage Pipeline. The Partnership’s share of net income or loss is reflected as one line item on the Partnership’s Consolidated Statements of Operations entitled “Equity earnings in unconsolidated affiliate” and will increase or decrease, as applicable, the carrying value of the Partnership’s investment in the unconsolidated affiliate on the balance sheet. Distributions to the Partnership will reduce the carrying value of its investment and will be reflected in the Partnership’s Consolidated Statements of Cash Flows in the line item “Distributions from unconsolidated affiliate.” In turn, contributions will increase the carrying value of the Partnership’s investment and will be reflected in the Partnership’s Consolidated Statements of Cash Flows in investing activities. The Partnership evaluates its equity investment for impairment in accordance with FASB guidance with respect to the equity method of accounting for investments in common stock. An impairment of an equity investment results when factors indicate that the investment’s fair value is less than its carrying value and the reduction in value is other than temporary in nature.

DEBT ISSUANCE COSTS - Costs incurred in connection with the issuance of long-term debt related to the Partnership’s credit facilities are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

INVESTMENTS - In November 2014, the Partnership received 30,393 Class A Common Units of SemCorp in connection with the settlement of two unsecured claims the Partnership filed in connection with SemCorp's predecessor's bankruptcy filing in 2008. The fair market value of these units on the date of receipt was $2.5 million. An unrealized loss of $0.4 million was incurred as a result of marking the units to their fair market value of $68.39 per unit as of December 31, 2014. The Partnership presents the unrealized gains and losses related to these units as one line item on the Partnership’s Consolidated Statements of Operations entitled “Unrealized gains on investments.” In March 2015, the Partnership sold all of these units for a total of $2.3 million.

GOODWILL - Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested annually for impairment and when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Partnership has four reporting units comprised of (i) its crude oil terminalling and storage services, (ii) its crude oil pipeline services, (iii) its crude oil trucking and producer field services, and (iv) its asphalt services.  The Partnership has recorded goodwill of $6.3 million related to its crude oil pipeline services reporting unit and $0.9 million related to its crude oil trucking and producer field services reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The impairment test is generally based on the estimated discounted future net cash flows of the respective reporting unit, utilizing discount rates and other factors in determining the fair value of the reporting unit.  Inputs in the Partnership’s estimated discounted future net cash flows include existing and estimated future asset utilization, estimated growth rates in future cash flows, and estimated terminal values (these are all considered level 3 inputs). The Partnership did not recognize any impairment of goodwill including in its most recent impairment test conducted in the fourth quarter of 2014.

ENVIRONMENTAL MATTERS - Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Partnership recorded loss contingencies related to environmental matters of $1.8 million and $0.2 million as of December 31, 2013 and 2014, respectively.

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

INCOME AND OTHER TAXES - For federal and most state income tax purposes, the majority of income, gains, losses, expenses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership. In 2007, the state of Texas implemented a partnership-level tax based on a percentage of the revenue earned for services provided in the state of Texas. The Partnership has estimated its liability related to this tax to be $0.4 million for both December 31, 2013 and 2014, which is reported as a provision for income taxes on its consolidated statements of operations.  See Note 20 for a discussion of certain risks related to the Partnership’s ability to be treated as a partnership for federal income tax purposes.

STOCK BASED COMPENSATION - The Partnership’s general partner adopted the Blueknight Energy Partners G.P. L.L.C. Long-Term Incentive Plan (the “LTIP”). The compensation committee of the Board administers the LTIP. Effective April 29, 2014, the Partnership's unitholders approved an amendment to the LTIP to increase the number of common units reserved for issuance under the incentive plan by 1.5 million common units from 2.6 million common units to 4.1 million common units, subject to adjustment for certain events. Although other types of awards are contemplated under the LTIP, awards issued to date include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. Certain of the phantom unit awards also include distribution equivalent rights (“DERs”). A DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Cash distributions paid on DERs are accounted for as partnership distributions. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period.

The Partnership classifies unit award grants as either equity or liability awards. All award grants made under the LTIP from its inception through December 31, 2014 have been classified as equity awards. Fair value for award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period of unit award grants, which generally is the vesting period. Fair value for equity awards is calculated as the closing price of the Partnership’s common units representing limited partner interests in the Partnership (“common units”) on the grant date and is reduced by the present value of estimated cash distributions to be paid on common units during the vesting period to the extent a unit award does not include DERs. Compensation expense related to unit-based payments is included in operating and general and administrative expenses on the Partnership’s consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS -  The Partnership measures all financial instruments, including derivatives embedded in other contracts, at fair value and recognizes them in the consolidated balance sheet as an asset or a liability, depending on its rights and obligations under the applicable contract.  The changes in the fair value of financial instruments are recognized currently in earnings on the consolidated statement of operations.

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

The amounts of revenue, costs and income taxes reported in discontinued operations are set forth in the table below for the periods indicated:

	For the twelve months ended December 31,
	2012	2013

Total revenue	$663	$583
Expenses:
Operating	122	149
Gain on sale of assets	—	56
Loss on disposal of operations	—	(621)
Income (loss) from discontinued operations	$541	$(131)

Basic and diluted income (loss) from discontinued operations per common unit	$0.02	$(0.01)

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

Thompson to Webster Pipeline System

In 2013, the Partnership evaluated the costs associated with future maintenance of the Thompson to Webster Gathering System, and the potential future realizable cash flows from this pipeline were assessed. The Partnership determined that it was not economically feasible for it to continue to operate the pipeline. The Partnership assessed the recoverability of the carrying value of this asset and determined it was impaired. This resulted in $5.7 million of impairment expense being recorded in 2013, which reduced the carrying value of this pipeline to the discounted future net cash flows we expected to realize from this asset. During the discussions with the then-current shipper on necessary future maintenance and the possibility of idling the system, the shipper expressed interest in purchasing the system. On December 30, 2013, the sale to the shipper was finalized. The financial information of the Thompson to Webster pipeline facility is reflected as discontinued operations in the consolidated statements of operations. All prior periods presented have been recast to reflect the discontinued operations.

Continuing cash flows were generated under a Transition Services Agreement with the purchaser. The term of the agreement was six months commencing December 31, 2013, and was cancellable by the purchaser with a 30 day notice. There was no renewal option. The Transition Services Agreement provided for a monthly fee of $15,000 and reimbursement of direct expenses. Direct expenses were insignificant. The Transition Services Agreement term expired on June 30, 2014.

The amounts of revenue, costs and income taxes reported in discontinued operations are set forth in the table below for the periods indicated:

	For the twelve months ended December 31,
	2012	2013

Total revenue	$2,883	$2,302
Expenses:
Operating	1,452	1,354
Gain (loss) on sale of assets	(21)	1,532
Asset impairment expense	—	(5,732)
Income (loss) from discontinued operations	$1,410	$(3,252)

Basic and diluted income (loss) from discontinued operations per common unit	$0.06	$(0.13)

The following table discloses the major classes of discontinued assets and liabilities related to the Thompson to Webster system at the disposal date:

December 30, 2013
Thompson to Webster pipeline system
(in thousands)
Assets
Accounts Receivable	$400
Plant, property and equipment, net	1,000
Assets of discontinued operations	$1,400

Liabilities
Accounts Payable	$1
Deferred Revenue	148
Other liabilities	339
Liabilities of discontinued operations	$488

6.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2013	December 31, 2014

		(dollars in thousands)
Land	N/A	$16,374	$18,292
Land improvements	10-20	6,306	6,398
Pipelines and facilities	5-30	144,261	168,537
Storage and terminal facilities	10-35	234,208	240,004
Transportation equipment	3-10	16,735	13,557
Office property and equipment and other	3-20	26,371	28,958
Pipeline linefill and tank bottoms	N/A	10,193	10,186
Construction-in-progress	N/A	14,008	16,671
Property, plant and equipment, gross		468,456	502,603
Accumulated depreciation and impairments		(171,056)	(192,440)
Property, plant and equipment, net		$297,400	$310,163

Depreciation expense for the years ended December 31, 2012, 2013 and 2014 was $23.0 million, $24.2 million and $26.0 million, respectively. In the years ended December 31, 2012 and 2013, the Partnership recorded asset impairment expense of $1.8 million and $6.9 million, respectively. No impairment expense was recorded in the year ended December 31, 2014.

7.    INTANGIBLES AND OTHER ASSETS, NET

Other assets, net of accumulated amortization, consist of the following (in thousands):

	December 31,
	2013	2014
Customer relationships	$661	$661
Deposits	1,181	792
Prepaid insurance	337	—
Other prepaid expenses	49	738
Intangibles and other assets, gross	2,228	2,191
Accumulated amortization of intangible assets	(102)	(135)
Intangibles and other assets, net	$2,126	$2,056

Amortization expense related to intangibles was $0.1 million for the twelve months ended December 31, 2012 and was less than $0.1 million for each of the twelve months ended December 31, 2013 and 2014.  The estimated aggregate amortization expense on amortizable intangible assets currently owned by the Partnership is as follows (in thousands):

For twelve months ending:
December 31, 2015	33
December 31, 2016	33
December 31, 2017	33
December 31, 2018	33
December 31, 2019	33
Thereafter	361
Total estimated aggregate amortization expense	$526

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

As of March 9, 2015, approximately $218.0 million of revolver borrowings and $0.9 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $181.1 million available capacity for additional revolver borrowings and letters of credit under the credit facility, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit facility. In connection with entering into the amended and restated credit agreement and the amendment thereto, the Partnership paid certain fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement.  The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after June 28, 2013 refer to the amended and restated credit agreement, as amended on September 15, 2014.

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

At December 31, 2014, the Partnership’s consolidated total leverage ratio was 3.09 to 1.00 and the consolidated interest coverage ratio was 7.69 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of December 31, 2014.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as no default or event of default exists under the credit agreement on a pro forma basis after giving effect to such distribution. The Partnership is currently allowed to make distributions to its unitholders in accordance with this covenant; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Board in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.  See Note 10 for additional information regarding distributions.

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

Upon the execution of the amended and restated credit agreement on June 28, 2013, the Partnership expensed $1.8 million of debt issuance costs related to the extinguished term loan, and the Partnership expensed $0.2 million in debt issuance costs related to its revolving loan facility, leaving a remaining balance of $0.5 million ascribed to those lenders with commitments under both the prior and the amended and restated credit facility. During the twelve months ended December 31, 2013, the Partnership capitalized debt issuance costs of $0.2 million related to the prior credit facility. During the twelve months ended December 31, 2013 and 2014, the Partnership capitalized debt issuance costs of $3.4 million and $0.3 million related to the current credit facility, respectively. The Partnership did not incur any debt issuance costs in the twelve months ended December 31, 2012. The debt issuance costs are being amortized over the term of the amended and restated credit agreement. Interest expense related to debt issuance cost amortization for the twelve months ended December 31, 2012, 2013 and 2014 was $1.8 million, $1.3 million and $0.8 million, respectively, excluding the $1.8 million of debt issuance costs related to the extinguished term loan and $0.2 million in debt issuance costs related to the revolving loan facility that were expensed upon the execution of the amended and restated credit agreement in June of 2013.

During the twelve months ended December 31, 2012, 2013 and 2014, the weighted average interest rate under the Partnership's credit agreement, excluding the $2.0 million of debt issuance costs related to the prior credit facility that was expensed in the twelve months ended December 31, 2013, was 5.22%, 5.99% and 3.44%, respectively, resulting in interest expense of approximately $11.3 million, $10.7 million and $9.2 million, respectively. As of December 31, 2014, borrowings under the Partnership’s amended and restated credit agreement bore interest at a weighted average interest rate of 3.39%.

During the twelve months ended December 31, 2012 2013 and 2014, the Partnership capitalized interest of $0.2 million, $1.0 million and $0.3 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014 the Partnership entered into two interest rate swap agreements with an aggregate notional amount of $200.0 million. The first agreement has a notional amount of $100.0 million, became effective June 28, 2014, and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, the Partnership pays a fixed rate of 1.45% and receives one-month LIBOR with monthly settlement. The second agreement has a notional amount of $100.0 million, became effective January 28, 2015, and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, the Partnership pays a fixed rate of 1.97% and receives one-month LIBOR with monthly settlement. In 2014, the Partnership recorded swap interest expense of $0.7 million. The fair market value of the interest rate swaps at December 31, 2014 is a liability of $2.6 million and is recorded in long-term derivative liabilities on the consolidated balance sheet. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the statements of operations.

9.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Year ended December 31,
	2012	2013	2014
Net income	31,565	28,035	27,572
General partner interest in net income	774	647	641
Preferred interest in net income	21,564	21,564	21,563
Beneficial conversion feature attributable to preferred units	1,853	—	—
Income available to limited partners	$7,374	$5,824	$5,368

Basic and diluted weighted average number of units:
Common units	22,666	22,706	25,670
Restricted and phantom units	550	651	675

Basic and diluted income from continuing operations per common unit	$0.24	$0.39	$0.20
Basic and diluted income (loss) from discontinued operations per common unit	$0.08	$(0.14)	$—
Basic and diluted net income per common unit	$0.32	$0.25	$0.20

10.    PARTNERS’ CAPTIAL AND DISTRIBUTIONS

On September 22, 2014, the Partnership issued and sold 9,775,000 common units for a public offering price of $7.61, resulting in proceeds of approximately $71.2 million, net of underwriters' discount and offering expenses of $3.2 million. The Partnership intends to use the net proceeds from the offering for general partnership purposes, including the repayment of a portion of the outstanding borrowings under the Partnership's credit facility and partially funding the Knight Warrior pipeline project.

In accordance with the terms of its partnership agreement, each quarter the Partnership distributes all of its available cash (as defined in the partnership agreement) to its unitholders. Generally, distributions are allocated: first, 98.2% to the Series A Preferred Unitholders and 1.8% to its general partner until the Partnership distributes for each Series A Preferred Unit an amount equal to the Series A quarterly distribution amount discussed below; then 98.2% to the Series A Preferred Unitholders and 1.8% to its general partner until the Partnership distributes for each Series A Preferred Unit an amount equal to any Series A cumulative distribution arrearage; and, thereafter, 98.2% to the common unitholders and 1.8% to its general partner.  Distributions are also paid to the holders of restricted units and phantom units as disclosed in Note 13.

Pursuant to the terms of a global transaction agreement with Vitol and Charlesbank, the Partnership issued and sold 10,769,231 Preferred Units to each Purchaser (or 21,538,462 Preferred Units in the aggregate) for a cash purchase price of $6.50 per Preferred Unit, resulting in total gross proceeds of approximately $140 million.

These Preferred Units are convertible at the holders’ option into common units.  The Preferred Units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $54.5 million represented a beneficial conversion feature and was reflected as an increase in common and subordinated unitholders’ capital and a decrease in Preferred Unitholders’ capital to reflect the fair value of the Preferred Units at issuance on the Partnership’s consolidated statement of changes in partners’ capital for the twelve months ended December 31, 2010.  The beneficial conversion feature was considered a dividend and was distributed ratably from the issuance date of October 25, 2010 through the first conversion date which is January 2012, resulting in an increase in preferred capital and a decrease in common and subordinated unitholders’ capital.  The impact of the beneficial conversion feature is also included in earnings per unit for the twelve months ended December 31, 2012.

 Holders of the Preferred Units are entitled to quarterly distributions of 2.75% per unit per quarter (or 11.0% per unit on an annual basis). If the Partnership fails to pay in full any distribution on the Preferred Units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full.

The Partnership paid distributions totaling $21.2 million during 2012 on the Preferred Units for the quarters ending December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. The Partnership paid distributions totaling $21.6 million during 2013 on the Preferred Units for the quarters ending December 31, 2012, March 31, 2013, June 30, 2013 and

September 30, 2013. The Partnership paid distributions totaling $36.0 million during 2014 on the Preferred Units for the quarters ending December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014. On January 21, 2015, the Board approved a distribution of $0.17875 per Preferred Unit, or a total distribution of $5.4 million, for the quarter ending December 31, 2014.  The Partnership paid this distribution on the Preferred Units on February 13, 2015 to unitholders of record as of February 3, 2015.

The Partnership paid distributions totaling $10.3 million during 2012 on the common units for the quarters ending December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. Of the $10.3 million paid during 2012, approximately $0.2 million was paid to holders of phantom and restricted units under the LTIP. The Partnership paid distributions totaling $10.8 million during 2013 on the common units for the quarters ending December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013. Of the $10.8 million paid during 2013, approximately $0.2 million was paid to holders of phantom and restricted units under the LTIP. The Partnership paid distributions totaling $14.5 million during 2014 on the common units for the quarters ending December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014. Of the $14.5 million paid during 2014, approximately $0.3 million was paid to holders of phantom and restricted units under the LTIP. In addition, on January 21, 2015, the Board declared a cash distribution of $0.1365 per unit on its outstanding common units, a 1.5% increase over the previous quarter’s distribution, for the quarter ending December 31, 2014. The distribution was paid on February 13, 2015 to unitholders of record on February 3, 2015. The distribution is for the three months ended December 31, 2014. The total distribution was approximately $4.8 million, with approximately $4.5 million and $0.2 million paid to the Partnership’s common unitholders and general partner, respectively, and less than $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under the LTIP.

11.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For the twelve months ended December 31, 2014, Vitol accounted for at least 50% but not more than 60% of total crude oil terminalling and storage revenue, and MV Purchasing, LLC accounted for at least 10% but not more than 20% of total crude oil terminalling and storage revenue.  Vitol and XTO Energy Inc. each accounted for at least 20% but no more than 30% of crude oil pipeline services revenue in 2014.  Vitol and MV Purchasing, LLC accounted for at least 25% but not more than 40% of crude oil trucking and producer field services revenue in 2014.  Ergon Asphalt & Emulsions, Heartland Asphalt Materials, Inc., Axeon Marketing, LLC. and Suncor Energy USA accounted for at least 10% but not more than 25% of asphalt services revenue in 2014.  Vitol comprised 20% of total accounts receivable at December 31, 2014.

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

12.    RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol as well as certain operating, strategic assessment, economic evaluation and project design services.  For the twelve months ended December 31, 2012, 2013 and 2014, the Partnership recognized revenues of $48.2 million, $51.2 million and $41.8 million, respectively, for services provided to Vitol.  As of December 31, 2013, and 2014 the Partnership had receivables, net of allowances for doubtful accounts, from Vitol of $3.0 million and $2.3 million, respectively.

The Partnership also provides operating and administrative services to Advantage Pipeline. For the twelve months ended December 31, 2013 and 2014, the Partnership recognized revenues of $0.6 million and $1.0 million, respectively, for services provided to Advantage Pipeline. As of December 31, 2013 and 2014, the Partnership had receivables from Advantage Pipeline of $0.2 million and less than $0.1 million, respectively.

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

Vitol Storage Agreements

In recent years, a significant portion of the Partnership’s crude oil storage capacity has been dedicated to Vitol under multiple agreements. In each of the years 2012, 2013 and 2014, 4.1 million barrels of storage capacity were dedicated to Vitol under these storage agreements. Service revenues under these agreements are based on the barrels of storage capacity dedicated to Vitol under the applicable agreement at rates that, the Partnership believes, are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved these agreements in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement. The Partnership generated revenues under these agreements of approximately $22.7 million, $17.6 million and $12.0 million for the twelve months ended December 31, 2012, 2013 and 2014, respectively.

As of March 9, 2015, 1.0 million and 2.2 million barrels of storage capacity were dedicated to Vitol under crude oil storage agreements with current terms expiring on March 31, 2015 and May 1, 2017. The contract with respect to 1.0 million barrels is expected to expire at the end of its current term, and such storage capacity has been contracted with other customers effective as of April 1, 2015.

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

During the twelve months ended December 31, 2012 and 2013 the Partnership incurred interest expense under this agreement of approximately $0.5 million and $0.1 million, respectively. The agreement had an effective annual interest rate of 14.1%. In April 2013, the Partnership repurchased 100% of the throughput capacity on ENPS from Vitol for $2.5 million, and the ENPS Throughput Agreement was terminated.

Vitol Operating and Maintenance Agreement

In August 2011, the Partnership and Vitol entered into an operating and maintenance agreement (the “Vitol O&M Agreement”) relating to the operation and maintenance of Vitol’s crude oil terminal located in Midland, Texas (the “Midland Terminal”) and Vitol's crude oil gathering system located near Midland, Texas (the “Midland Gathering System”. Pursuant to the Vitol O&M Agreement, the Partnership provides certain operating and maintenance services with respect to the Midland Terminal and Midland Gathering System. The five year term of the Vitol O&M Agreement commenced on September 1, 2012. During the twelve months ended December 31, 2012, 2013 and 2014, the Partnership generated revenues of $0.2 million, $0.8 million and $1.6 million, respectively, under the Vitol O&M Agreement. The Partnership believes that the rates it charges Vitol under the Vitol O&M Agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved the Vitol O&M Agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.

Vitol Shared Services Agreement

In August 2012, the Partnership and Vitol entered into a shared services agreement (the “Vitol Shared Services Agreement”) pursuant to which the Partnership provides Vitol certain strategic assessment, economic evaluation and project design services. The original term of the Vitol Shared Services Agreement commenced on August 1, 2012 and continued for one year. In August 2013, the term of the Vitol Shared Services Agreement was automatically renewed for one year. The Vitol Shared Services Agreement was terminated in March 2015. During the twelve months ended December 31, 2012, 2013 and 2014, the Partnership generated revenues of $0.3 million, $0.6 million and $0.7 million, respectively, under the Vitol Shared Services Agreement. The Partnership believes that the rates it charges Vitol under the Vitol Shared Services Agreement are fair and reasonable to the Partnership and its unitholders. The Board’s conflicts committee reviewed and approved the Vitol Shared Services Agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.

Vitol’s Commitment under the Partnership’s Prior Credit Agreement

Vitol was a lender under the Partnership’s prior credit agreement and committed to loan the Partnership $15.0 million pursuant to such agreement.  During the twelve months ended December 31, 2012 and 2013, Vitol received its pro rata portion of the interest payments in connection with being a lender under the credit agreement and received approximately $0.7 million and $0.3 million, respectively, in connection therewith. Vitol is not a lender under the Partnership’s amended and restated credit agreement.

Eaglebine Crude Oil Throughput and Deficiency Agreement

On August 29, 2014 the Partnership entered into a Crude Oil Throughput and Deficiency Agreement with Eaglebine Crude Oil Marketing LLC (“Eaglebine Crude”), a joint venture partly owned by Vitol Inc. effective as of August 28, 2014, pursuant to which the Partnership will provide certain crude oil transportation services on the Knight Warrior Pipeline for Eaglebine Crude. On August 5, 2014, the Partnership announced its intention to build the Knight Warrior Pipeline, which will link the emerging East Texas Woodbine/Eaglebine crude oil resource play to Oiltanking Houston, a crude oil and product terminal on the Houston Ship Channel, owned and operated by Oiltanking Partners, L.P. Eaglebine Crude will pay throughput fees under the Agreement based on Eaglebine Crude’s per barrel daily volume commitment of at least 40,000 barrels per day (subject to possible adjustments under certain conditions). The term of the Agreement is for five years beginning on the first day of the month following the date that is thirty days after the Partnership notifies Eaglebine Crude that the Knight Warrior Pipeline is complete. Fifty percent of the membership interests of Blueknight Energy Partners G.P., L.L.C., the general partner of the Partnership, are indirectly owned by Blueknight Energy Holding, Inc. Blueknight Energy Holding, Inc. and Eaglebine Crude are affiliated entities as both companies are indirectly owned or controlled by Vitol Holding B.V. The Partnership believes that the rates it will charge Eaglebine Crude under this agreement are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved this agreement, including the amendments thereto, in accordance with the Partnership's procedures for approval of related party transactions and the provisions of the partnership agreement.

Advantage Pipeline Operating and Administrative Services Agreement

In January 2013, the Partnership and Advantage Pipeline entered into an operating and administrative services agreement (the “Advantage O&A Services Agreement”) pursuant to which the Partnership operates Advantage Pipeline’s Pecos River Pipeline in west Texas. Under the Advantage O&A Services Agreement, the Partnership provides certain administrative services to Advantage Pipeline. The initial term of the Advantage O&A Services Agreement commenced on January 31, 2013 and shall continue for ten years, with the Partnership and Advantage Pipeline each having an option to extend the term for an additional five years. During the twelve months ended December 31, 2013 and 2014, the Partnership earned revenues of $0.3 million and $0.5 million, respectively, under this agreement.

13.    LONG-TERM INCENTIVE PLAN

In July 2007, the General Partner adopted the LTIP. The compensation committee of the Board administers the LTIP. Effective April 29, 2014, the Partnership's unitholders approved an amendment to the LTIP to increase the number of common units reserved for issuance under the incentive plan to 4.1 million common units, subject to adjustment for certain events. Although other types of awards are contemplated under the LTIP, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. Certain of the phantom unit awards also include distribution equivalent rights (“DERs”).

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

In each of December 2012, 2013, and 2014, 7,500 restricted common units were granted which vest in one-third increments over three years.  These grants were made in connection with the anniversary of the independent directors joining the Board. The fair value of the restricted units for the 2012 grant and 2014 grants was less than $0.1 million, while the fair value of the restricted units for the 2013 grant was $0.1 million.

In March 2012, 2013, 2014 and 2015 grants for 353,300, 251,106, 276,773 and 266,075 phantom units, respectively, were made, which vest or vested on January 1, 2015, January 1, 2016, January 1, 2017 and January 1, 2018, respectively.  These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $6.76, $8.75, $9.06 and $7.74 per unit, respectively, which is the closing market price on the grant date of the awards. The value of these award grants was approximately $2.4 million, $2.2 million, $2.5 million and $2.1 million, respectively, on their grant date. In June 2013, grants of 1,300 phantom units that were to vest on January 1, 2015 and 3,500 units that were to vest on January 1, 2016 were made. The weighted average grant date fair-value of the awards is $8.40, which is the closing market price on the grant date. The value of these award grants was $40,320. The phantom units granted in June 2013 were subsequently forfeited in November 2013. The unrecognized estimated compensation cost of outstanding phantom units at December 31, 2014 was $2.0 million, which will be recognized over the remaining vesting period. On January 1, 2015 222,800 units of the March 2012 grant vested.

In September 2012, Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at December 31, 2014 was $1.5 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense was $1.9 million for the twelve months ended December 31, 2012 and $2.3 million for each of the twelve months ended December 31, 2013 and 2014.

Activity pertaining to phantom common units and restricted common unit awards granted under the LTIP is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,058,162	$7.03
Granted	284,273	8.99
Vested	306,436	7.35
Forfeited	15,735	8.30
Nonvested at December 31, 2014	1,020,264	$7.46

14.    EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $1.3 million, $1.4 million and $1.5 million for the twelve months ended December 31, 2012, 2013, and 2014 for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.9 million, $0.8 million and $0.9 million for each of the twelve months ended December 31, 2012, 2013, and 2014, for discretionary profit sharing contributions under the 401(k) Plan.

15.    PROFITS INTEREST OF BLUEKNIGHT GP HOLDING, LLC

In October 2012, the owners of Blueknight GP Holding, LLC (“HoldCo”), the owner of the General Partner, admitted Mr. Hurley as a member of HoldCo.  In connection with his admission as a member of HoldCo, Mr. Hurley was issued a non-voting economic interest in HoldCo (the “Profits Interest”).   Mr. Hurley’s Profits Interest in HoldCo will vest in 20% increments on each of October 4, 2013, 2014, 2015, 2016 and 2017 and entitle Mr. Hurley, to the extent vested, to (i) 2% of the total amount of proceeds and/or distributions in excess of $100,000,000 received by HoldCo in connection with a transaction resulting in a change of control of the Partnership, and (ii) 2% of the portion of any interim quarterly distribution received by HoldCo in excess of $1,250,000.  As of December 31, 2014 40% of the Profits Interest is vested.

Although the entire economic burden of the Profits Interest, which is equity classified, is borne solely by HoldCo and does not impact the Partnership’s cash or units outstanding, the intent of the Profits Interest is to provide a performance incentive and encourage retention of Mr. Hurley. Therefore, the Partnership recognizes the grant date fair value of the Profits Interest as compensation expense over the service period. The expense is also reflected as a capital contribution and thus, results in a corresponding credit to Partners’ Capital in the Partnership’s Consolidated Financial Statements.  Less than $0.1 million for the twelve months ended December 31, 2012 and $0.1 million for each of twelve months ended December 31, 2013 and 2014 was recognized as expense in relation to the Profits Interest.

16.    COMMITMENTS AND CONTINGENCIES

The Partnership leases certain real property, equipment and operating facilities under various operating and capital leases. It also incurs costs associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations. Future non-cancellable commitments related to these items at December 31, 2014, are summarized below (in thousands):

Operating Leases
For twelve months ending:
December 31, 2015	$6,467
December 31, 2016	4,694
December 31, 2017	3,711
December 31, 2018	3,165
December 31, 2019	1,974
Thereafter	2,023
Total future minimum lease payments	$22,034

Rental expense related to leases was $6.5 million, $7.5 million and $8.4 million for each of the years ended December 31, 2012, 2013 and 2014, respectively.

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

In late November 2013, one of the Partnership’s pipelines in East Texas leaked approximately 500 barrels of oil. The response and clean-up cost is expected to total approximately $2.1 million all of which was reflected in the Partnership's 2013 results of operations. The Partnership made a claim against its pollution liability insurance provider (Aspen) to cover the expenses related to the spill.  In early February 2014, Aspen filed a lawsuit against the Partnership to rescind the policy. In September 2014, this matter was settled on terms reasonable to both parties.

On November 1, 2014, a multi-vehicular accident occurred resulting in the death of an employee of the Partnership and allegations of injuries to third parties and injury to property. Litigation has been filed by injured third parties. The matter has been submitted to the Partnership’s insurance carriers and the retentions have been reserved. The ultimate outcome of this matter cannot be determined at this time.

On February 13, 2015, a multi-vehicular accident occurred resulting in injury to third parties and two employees of the Partnership as well as property damage. The matter has been submitted to the Partnership’s insurance carriers and the retentions have been reserved. The ultimate outcome of this matter cannot be determined at this time.

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

At December 31, 2013 and 2014, the Partnership was aware of existing conditions that may cause it to incur expenditures in the future for the remediation of existing contamination. The Partnership recorded loss contingencies related to environmental matters of $1.8 million and $0.2 million as of December 31, 2013 and 2014, respectively. Changes in the Partnership’s estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$2,634	$—	$2,634	$—
Total	$2,634	$—	$2,634	$—

The Partnership had no recurring financial assets or liabilities subject to fair value measurements as of December 31, 2013.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Measurements Using Significant Unobservable Inputs (Level 3)
For the Twelve Months Ended December 31, 2014
Beginning Balance	$—
Total gains or losses (realized/unrealized):
Included in earnings	(2,634)
Included in other comprehensive income	—
Purchases, issuances, and settlements(1)	—
Transfers in and/or out of Level 3	2,634
Ending Balance	$—

The amount of total income for the period included in earnings attributable to the change in unrealized gains for liabilities still held at the reporting date	$(2,634)
____________________

(1)	Amounts reported as included in earnings are reported as interest expense on the statements of operations.

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

At December 31, 2014, the carrying values on the condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at December 31, 2014 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

CRUDE OIL PIPELINE SERVICES —The Partnership owns and operates three pipeline systems, the Mid-Continent system, the East Texas system and Eagle North system, that gather crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its pipeline system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. It refers to its second pipeline system, which is located in Texas, as the East Texas system.  The Partnership refers to its third system, originating in Cushing, Oklahoma and terminating in Ardmore, Oklahoma, as the Eagle North system.

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

ASPHALT SERVICES —The Partnership provides asphalt product and residual fuel terminalling, storage and blending services at its 42 terminalling and storage facilities located in 21 states.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	For the twelve months ended December 31,
	2012	2013	2014
Crude Oil Terminalling and Storage Services
Service revenue
Third party revenue	$11,825	$11,910	$9,258
Related party revenue	23,983	19,148	13,524
Total revenue for reportable segments	35,808	31,058	22,782
Operating expenses (excluding depreciation and amortization)	3,941	3,979	3,964
Operating margin (excluding depreciation and amortization)	31,867	27,079	18,818
Additions to long-lived assets	4,611	5,516	8,551
Total assets (end of period)	$67,051	$64,591	$69,469

Crude Oil Pipeline Services
Service revenue
Third party revenue	$13,696	$15,658	$18,024
Related party revenue	5,677	9,018	8,381
Total revenue for reportable segments	19,373	24,676	26,405
Operating expenses (excluding depreciation and amortization)	16,572	17,767	15,948
Operating margin (excluding depreciation and amortization)	2,801	6,909	10,457
Additions to long-lived assets	12,396	51,609	20,970
Total assets (end of period)	$105,498	$169,739	$184,933

Crude Oil Trucking and Producer Field Services
Service revenue
Third party revenue	$46,164	$51,545	$50,283
Related party revenue	17,688	21,645	19,764
Total revenue for reportable segments	63,852	73,190	70,047
Operating expenses (excluding depreciation and amortization)	56,194	63,123	62,140
Operating margin (excluding depreciation and amortization)	7,658	10,067	7,907
Additions to long-lived assets	3,451	1,779	1,081
Total assets (end of period)	$18,646	$20,073	$17,365

Asphalt Services
Service revenue
Third party revenue	$59,011	$63,803	$66,273
Related party revenue	805	1,944	1,119
Total revenue for reportable segments	59,816	65,747	67,392
Operating expenses (excluding depreciation and amortization)	23,215	24,779	26,148
Operating margin (excluding depreciation and amortization)	36,601	40,968	41,244
Additions to long-lived assets	6,260	6,052	6,766
Total assets (end of period)	$108,630	$100,345	$92,628

Total operating margin (excluding depreciation and amortization)(1)	$78,927	$85,023	$78,426

____________________

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Twelve months ended December 31,
	2011	2013	2014
Operating margin (excluding depreciation and amortization)	$78,927	$85,023	$78,426
Depreciation and amortization on continuing operations	(22,824)	(23,962)	(26,045)
General and administrative expenses	(19,795)	(17,482)	(17,498)
Asset impairment expense	(1,942)	(524)	—
Gain on sale of assets	7,271	1,073	2,464
Equity earnings (loss) in unconsolidated entity	—	(502)	883
Interest expense	(11,705)	(11,615)	(12,268)
Unrealized gains on investments	—	—	2,079
Income from continuing operations before income taxes	$29,932	$32,011	$28,041

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at December 31, 2014 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$941
Deferred tax asset	941

Less: valuation allowance	(941)
Net deferred tax asset	$—

The Partnership has considered the taxable income projections in future years, whether the carryforward period is so brief that it would limit realization of tax benefits, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a full valuation allowance against its deferred tax asset as of December 31, 2014.

21.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The objective of this Update is to simplify the income statement presentation requirements by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2016.

22.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013:
Revenues	$44,536	$45,678	$54,669	$49,788	$194,671
Operating income	8,168	9,704	18,363	7,893	44,128
Income from continuing operations	5,306	4,934	16,030	5,148	31,418
Income (loss) from discontinued operations	716	1,231	(5,489)	159	(3,383)
Net income	6,022	6,165	10,541	5,307	28,035
Basic net income (loss) per common unit	0.02	0.03	0.21	(0.01)	0.25
Diluted net income (loss) per common unit	0.02	0.03	0.19	(0.01)	0.25

2014:
Revenues	$46,442	$45,797	$48,358	$46,029	$186,626
Operating income	6,852	7,526	12,604	10,365	37,347
Net income	3,892	3,619	11,271	8,790	27,572
Total basic net income (loss) per common unit	(0.07)	(0.08)	0.23	0.10	0.20
Total diluted net income (loss) per common unit	(0.07)	(0.08)	0.20	0.10	0.20