Form 10-Q
period 2015-03-31
Blueknight Energy Partners, L.P.
filed 2015-05-07
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were 30,158,619 Series A Preferred Units and 32,915,481 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS (in thousands, except per unit data)

	As of	As of
	December 31, 2014	March 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,661	$2,383
Accounts receivable, net of allowance for doubtful accounts of $222 and $218 at December 31, 2014 and March 31, 2015, respectively	9,051	10,272
Receivables from related parties, net of allowance for doubtful accounts of $225 for both dates	2,316	2,765
Prepaid insurance	1,582	2,104
Investments	2,079	—
Other current assets	3,805	3,888
Total current assets	21,494	21,412
Property, plant and equipment, net of accumulated depreciation of $192,440 and $198,600 at December 31, 2014 and March 31, 2015, respectively	310,163	309,233
Investment in unconsolidated affiliate	20,381	19,131
Goodwill	7,216	7,216
Debt issuance costs, net	3,085	2,866
Intangibles and other assets, net	2,056	2,043
Total assets	$364,395	$361,901
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$7,626	$6,898
Accrued interest payable	233	202
Accrued property taxes payable	2,046	1,684
Unearned revenue	1,531	1,213
Unearned revenue with related parties	909	802
Accrued payroll	6,520	3,619
Other current liabilities	3,204	3,199
Total current liabilities	22,069	17,617
Unearned revenue with related parties, noncurrent	116	107
Other long-term liabilities	3,620	4,324
Interest rate swap liabilities	2,634	4,440
Long-term debt	216,000	224,000
Commitments and contingencies (Note 12)
Partners’ capital:
Series A Preferred Units (30,158,619 units issued and outstanding for both dates)	204,599	204,599
Common unitholders (32,774,163 and 32,915,481 units issued and outstanding at December 31, 2014 and March 31, 2015, respectively)	525,767	517,388
General partner interest (1.8% interest with 1,127,755 general partner units outstanding at both dates)	(610,410)	(610,574)
Total Partners’ capital	119,956	111,413
Total liabilities and Partners’ capital	$364,395	$361,901

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended March 31,
	2014	2015
	(unaudited)
Service revenue:
Third party revenue	$34,236	$32,123
Related party revenue	12,206	10,233
Total revenue	46,442	42,356
Expense:
Operating	35,500	32,386
General and administrative	4,487	4,977
Total expense	39,987	37,363
Gain on sale of assets	397	304
Operating income	6,852	5,297
Other income (expense):
Equity earnings (loss) in unconsolidated affiliate	(204)	656
Interest expense (net of capitalized interest of $80 and $23, respectively)	(2,655)	(4,283)
Income before income taxes	3,993	1,670
Provision for income taxes	101	91
Net income	$3,892	$1,579

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$93	$103
Preferred interest in net income	$5,391	$5,391
Loss available to limited partners	$(1,592)	$(3,915)

Basic and diluted net loss per common unit	$(0.07)	$(0.12)

Weighted average common units outstanding - basic and diluted	22,900	32,894

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
Balance, December 31, 2014	$525,767	$204,599	$(610,410)	$119,956
Net income (loss)	(3,839)	5,391	27	1,579
Equity-based incentive compensation	10	—	1	11
Profits interest contribution	—	—	37	37
Distributions	(4,550)	(5,391)	(229)	(10,170)
Balance, March 31, 2015	$517,388	$204,599	$(610,574)	$111,413

The accompanying notes are an integral part of these financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months ended March 31,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income	$3,892	$1,579
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	—	(4)
Depreciation and amortization	6,317	6,646
Amortization and write-off of debt issuance costs	199	219
Unrealized loss related to interest rate swaps	355	1,806
Gain on sale of assets	(397)	(304)
Equity-based incentive compensation	(53)	11
Equity (earnings) loss in unconsolidated affiliate	204	(656)
Gain related to investments	—	(267)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	719	(1,217)
Decrease (increase) in receivables from related parties	433	(449)
Decrease in prepaid insurance	261	278
Decrease (increase) in other current assets	373	(83)
Decrease in other assets	76	4
Decrease in accounts payable	(1,072)	(135)
Decrease in accrued interest payable	(238)	(31)
Decrease in accrued property taxes	(431)	(362)
Increase in unearned revenue	832	424
Decrease in unearned revenue from related parties	(8)	(116)
Decrease in accrued payroll	(3,673)	(2,901)
Decrease in other accrued liabilities	(1,569)	(360)
Net cash provided by operating activities	6,220	4,082
Cash flows from investing activities:
Capital expenditures	(7,878)	(6,413)
Proceeds from sale of assets	453	417
Distributions from unconsolidated affiliate	—	1,906
Proceeds from sale of investments	—	2,346
Net cash used in investing activities	(7,425)	(1,744)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(597)	(483)
Borrowings under credit facility	15,000	25,000
Payments under credit facility	(7,000)	(17,000)
Capital contribution related to profits interest	37	37
Distributions	(8,511)	(10,170)
Net cash used in financing activities	(1,071)	(2,616)
Net decrease in cash and cash equivalents	(2,276)	(278)
Cash and cash equivalents at beginning of period	3,182	2,661
Cash and cash equivalents at end of period	$906	$2,383

Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$2,346	$(593)
Increase in accrued liabilities related to insurance premium financing agreement	$899	$800
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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America (“GAAP”).  The consolidated statements of operations for the three months ended March 31, 2014 and 2015, the consolidated statement of changes in partners’ capital for the three months ended March 31, 2015, the consolidated statements of cash flows for the three months ended March 31, 2014 and 2015, and the consolidated balance sheet as of March 31, 2015 are unaudited.  In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2014 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2015 (the “2014 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 4 of the Notes to Consolidated Financial Statements in its 2014 Form 10-K.

The Partnership’s investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership has significant influence but not control, is accounted for by the equity method. The Partnership does not consolidate any part of the assets or liabilities of its equity investee. The Partnership’s share of net income or loss is reflected as one line item on the Partnership’s Consolidated Statements of Operations entitled “Equity earnings in unconsolidated affiliate” and will increase or decrease, as applicable, the carrying value of the Partnership’s investment in the unconsolidated affiliate on the consolidated balance sheet. Distributions to the Partnership reduce the carrying value of its investment and are reflected in the Partnership’s consolidated statements of cash flows in the line item “Distributions from unconsolidated affiliate.” In turn, contributions will increase the carrying value of the Partnership’s investment and will be reflected in the Partnership’s Consolidated Statements of Cash Flows in investing activities.

In November 2014, the Partnership received 30,393 Class A Common Units of SemCorp in connection with the settlement of two unsecured claims the Partnership filed in connection with SemCorp's predecessor's bankruptcy filing in 2008. The fair market value of these units on the date of receipt was $2.5 million. In March 2015, the Partnership sold all of these units for a total of $2.3 million.

3.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2014	March 31, 2015

		(dollars in thousands)
Land	N/A	$18,292	$19,287
Land improvements	10-20	6,398	6,398
Pipelines and facilities	5-30	168,537	175,333
Storage and terminal facilities	10-35	240,004	242,027
Transportation equipment	3-10	13,557	13,219
Office property and equipment and other	3-20	28,958	29,050
Pipeline linefill and tank bottoms	N/A	10,186	10,186
Construction-in-progress	N/A	16,671	12,333
Property, plant and equipment, gross		502,603	507,833
Accumulated depreciation		(192,440)	(198,600)
Property, plant and equipment, net		$310,163	$309,233

Depreciation expense for the three months ended March 31, 2014 and 2015 was $6.3 million and $6.6 million, respectively.

4.    DEBT

On June 28, 2013, the Partnership entered into an amended and restated credit agreement that consists of a $400.0 million revolving loan facility. On September 15, 2014, the Partnership amended its credit facility to, among other things, amend the maximum permitted consolidated total leverage ratio as discussed below and to increase the limit on material project adjustments to EBITDA (as defined in the credit agreement).

As of May 1, 2015, approximately $231.0 million of revolver borrowings and $0.9 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $168.1 million available capacity for additional revolver borrowings and letters of credit under the credit facility, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit facility. The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after June 28, 2013 refer to the amended and restated credit agreement, as amended on September 15, 2014.

The credit agreement is guaranteed by all of the Partnership’s existing subsidiaries. Obligations under the credit agreement are secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors.

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

Borrowings under the credit agreement bear interest, at the Partnership’s option, at either the reserve-adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin that ranges from 2.0% to 3.0% or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1.0%) plus an applicable margin that ranges from 1.0% to 2.0%.  The Partnership pays a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and the Partnership pays a commitment fee ranging from 0.375% to 0.5% on the unused commitments under the credit agreement.  The applicable margins for the Partnership’s interest rate, the letter of credit fee and the commitment fee vary quarterly based on the Partnership’s consolidated total leverage ratio (as defined in the credit agreement, being generally computed as the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges).

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

•
after the Partnership delivers the Knight Warrior Pipeline Leverage Election Certificate (as defined in the credit agreement, but generally meaning that the Partnership has spent at least 50% of the projected capital expenditures for the Knight Warrior pipeline project), the Partnership may elect to increase the maximum permitted consolidated total leverage ratio to 5.50 to 1.00 for two consecutive fiscal quarters ending on or before September 30, 2016; and

•
if the Partnership makes a specified acquisition (as defined in the credit agreement, but generally being an acquisition with consideration in excess of $10.0 million), the Partnership may elect to increase the maximum permitted consolidated total leverage ratio to 5.00 to 1.00 from and after the last day of the fiscal quarter immediately preceding the fiscal quarter in which such acquisition occurs to and including the last day of the second full fiscal quarter following the fiscal quarter in which such acquisition occurred.

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

At March 31, 2015, the Partnership’s consolidated total leverage ratio was 3.43 to 1.00 and the consolidated interest coverage ratio was 7.11 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of March 31, 2015.

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

In addition to other customary events of default, the Credit Agreement includes an event of default if (i) the General Partner ceases to own 100% of the Partnership’s general partner interest or ceases to control the Partnership or (ii) Vitol Holding B.V. (together with its affiliates, “Vitol”) and Charlesbank Capital Partners, LLC cease to collectively own and control 50.0% or more of the membership interests of the General Partner).

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

During the three months ended March 31, 2014 and 2015, the Partnership capitalized no debt issuance costs for either period. Debt issuance costs are being amortized over the term of the amended and restated credit agreement. Interest expense related to debt issuance cost amortization for each of the three months ended March 31, 2014 and 2015 was $0.2 million.

During the three months ended March 31, 2014 and 2015, the weighted average interest rate under the Partnership’s credit agreement was 3.44% and 3.41%, respectively, resulting in interest expense of approximately $2.4 million and $1.9 million, respectively. As of March 31, 2015, borrowings under the Partnership’s amended and restated credit agreement bore interest at a weighted average interest rate of 3.41%.

During the three months ended March 31, 2014 and 2015, the Partnership capitalized interest of $0.1 million and less than $0.1 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014 the Partnership entered into two interest rate swap agreements with an aggregate notional amount of $200.0 million. The first agreement has a notional amount of $100.0 million, became effective June 28, 2014, and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, the Partnership pays a fixed rate of 1.45% and receives one-month LIBOR with monthly settlement. The second agreement has a notional amount of $100.0 million, became effective January 28, 2015, and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, the Partnership will pay a fixed rate of 1.97% and will receive one-month LIBOR with monthly settlement. During the three months ended March 31, 2015, the Partnership recorded swap interest expense of $0.6 million. The Partnership did not have any swap interest expense for the three months ended March 31, 2014. The fair market value of the interest rate swaps at December 31, 2014 and March 31, 2015 is a liability of $2.6 million and $4.4 million, respectively, and is recorded in long-term derivative liabilities on the consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the consolidated statements of operations.

5.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income (loss) per common unit (in thousands, except per unit data):

	Three Months ended March 31,
	2014	2015
Net income	3,892	1,579
General partner interest in net income	93	103
Preferred interest in net income	5,391	5,391
Loss available to limited partners	$(1,592)	$(3,915)

Basic and diluted weighted average number of units:
Common units	22,900	32,894
Restricted and phantom units	526	562

Basic and diluted net loss per common unit	$(0.07)	$(0.12)

6.    PARTNERS’ CAPITAL AND DISTRIBUTIONS

On September 22, 2014, the Partnership issued and sold 9,775,000 common units for a public offering price of $7.61, resulting in proceeds of approximately $71.2 million, net of underwriters' discount and offering expenses of $3.2 million.

On April 21, 2015, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $5.4 million, for the quarter ending March 31, 2015.  The Partnership will pay this distribution on the preferred units on May 15, 2015 to unitholders of record as of May 5, 2015.

In addition, on April 21, 2015, the Board declared a cash distribution of $0.1395 per unit on its outstanding common units, a 2.2% increase over the previous quarter’s distribution. The distribution will be paid on May 15, 2015 to unitholders of record on May 5, 2015. The distribution is for the three months ended March 31, 2015. The total distribution will be approximately $5.0 million, with approximately $4.6 million and $0.3 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s long-term incentive plan.

7.    RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol as well as certain operating, strategic assessment, economic evaluation and project design services.  For the three months ended March 31, 2014 and 2015, the Partnership recognized revenues of $12.0 million and $9.9 million, respectively, for services provided to Vitol. As of December 31, 2014 and March 31, 2015, the Partnership had receivables from Vitol of $2.3 million and $2.7 million, net of allowance for doubtful accounts. As of December 31, 2014 and March 31, 2015, the Partnership had unearned revenues from Vitol of $1.0 million and $0.9 million, respectively.

The Partnership also provides operating and administrative services to Advantage Pipeline. For the three months ended March 31, 2014 and 2015, the Partnership earned revenues of $0.2 million and $0.3 million, respectively, for services provided to Advantage Pipeline. As of December 31, 2014 and March 31, 2015, the Partnership had receivables from Advantage Pipeline of less than $0.1 million for both periods.

8.    LONG-TERM INCENTIVE PLAN

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

Subject to applicable earning criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period which distributions are reflected initially as a reduction of partners’ capital. Distributions paid on units which ultimately do not vest are reclassified as compensation expense.  Awards granted to date are equity awards under ASC 718 - Stock Compensation and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period.

In each of December 2012, 2013 and 2014, 7,500 restricted common units were granted which vest in one-third increments over three years.  These grants were made in connection with the anniversary of the independent directors joining the Board. The grant date fair value of the restricted units for the 2012 and 2014 grants was less than $0.1 million while the grant date fair value of the restricted units for the 2013 grant was $0.1 million.

In March 2013, 2014 and 2015, grants for 251,106, 276,773 and 266,076 phantom units, respectively, were made, which vest on January 1, 2016, January 1, 2017 and January 1, 2018, respectively.  These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $8.75, $9.06 and $7.74 per unit, respectively, which is the closing market price on the grant date of the awards. The value of these award grants was approximately $2.2 million, $2.5 million and $2.1 million respectively, on their grant date. The unrecognized estimated compensation cost of outstanding phantom units at March 31, 2015 was $3.8 million, which will be recognized over the remaining vesting period.

In September 2012, Mr. Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at March 31, 2015 was $1.4 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for each of the three months ended March 31, 2014 and 2015 was $0.5 million.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	1,020,264	$7.46
Granted	266,076	7.74
Vested	222,800	6.76
Forfeited	14,765	8.96
Nonvested at March 31, 2015	1,048,775	$7.66

9.    EMPLOYEE BENEFIT PLANS

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis.  The Partnership recognized expense of $0.4 million for each of the three months ended March 31, 2014 and 2015 for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.2 million for both the three months ended March 31, 2014 and 2015 for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Unit Purchase Plan, which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized compensation expense of less than $0.1 million for the three months ended March 31, 2015 in connection with the Unit Purchase Plan.

10.    FAIR VALUE MEASUREMENTS

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

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$2,634	$—	$2,634	$—
Total	$2,634	$—	$2,634	$—

	Fair Value Measurements as of March 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$4,440	$—	$4,440	$—
Total	$4,440	$—	$4,440	$—

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

At March 31, 2015, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at March 31, 2015 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

11.    OPERATING SEGMENTS

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

CRUDE OIL PIPELINE SERVICES —The Partnership owns and operates three pipeline systems, the Mid-Continent system, the East Texas system and the Eagle North System, that gather crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its pipeline system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. It refers to its second pipeline system, which is located in Texas, as the East Texas system.  The Partnership refers to its third system, originating in Cushing, Oklahoma and terminating in Ardmore, Oklahoma, as the Eagle North system.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended March 31,
	2014	2015
Crude Oil Terminalling and Storage Services
Service revenue
Third party revenue	$2,841	$2,553
Related party revenue	4,515	3,077
Total revenue for reportable segments	7,356	5,630
Operating expense (excluding depreciation and amortization)	970	1,561
Operating margin (excluding depreciation and amortization)	6,386	4,069
Total assets (end of period)	$67,436	$68,859

Crude Oil Pipeline Services
Service revenue
Third party revenue	$3,099	$4,275
Related party revenue	1,887	2,383
Total revenue for reportable segments	4,986	6,658
Operating expense (excluding depreciation and amortization)	4,381	3,909
Operating margin (excluding depreciation and amortization)	605	2,749
Total assets (end of period)	$164,902	$184,061

Crude Oil Trucking and Producer Field Services
Service revenue
Third party revenue	$13,850	$10,682
Related party revenue	5,547	4,621
Total revenue for reportable segments	19,397	15,303
Operating expense (excluding depreciation and amortization)	16,980	14,118
Operating margin (excluding depreciation and amortization)	2,417	1,185
Total assets (end of period)	$24,877	$18,002

Asphalt Services
Service revenue
Third party revenue	$14,446	$14,613
Related party revenue	257	152
Total revenue for reportable segments	14,703	14,765
Operating expense (excluding depreciation and amortization)	6,852	6,152
Operating margin (excluding depreciation and amortization)	7,851	8,613
Total assets (end of period)	$97,742	$90,979

Total operating margin (excluding depreciation and amortization)(1)	$17,259	$16,616

____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended March 31,
	2014	2015
Operating margin (excluding depreciation and amortization)	$17,259	$16,616
Depreciation and amortization	(6,317)	(6,646)
General and administrative expenses	(4,487)	(4,977)
Asset impairment expense	—	—
Gain on sale of assets	397	304
Interest expense	(2,655)	(4,283)
Equity earnings (loss) in unconsolidated affiliate	(204)	656
Income before income taxes	$3,993	$1,670

12.    COMMITMENTS AND CONTINGENCIES

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

On October 27, 2008, Keystone Gas Company (“Keystone”) filed suit against the Partnership in Oklahoma State District Court in Creek County alleging that it is the rightful owner of certain segments of the Partnership’s pipelines and related rights of way, located in Payne and Creek Counties, that the Partnership acquired from SemGroup Corporation (“SemCorp”) in connection with the Partnership’s initial public offering in 2007. Keystone seeks to quiet title to the specified rights of way and pipelines and seeks damages up to the net profits derived from the disputed pipelines. There has been no determination of the extent of potential damages for the Partnership’s use of such pipelines. The Partnership has filed a counterclaim against Keystone alleging that it is wrongfully using a segment of a pipeline that is owned by the Partnership in Payne and Creek Counties. The Partnership intends to vigorously defend these claims. No trial date has been set by the court. The parties are engaged in discovery as well as settlement negotiations. The Partnership believes any settlement will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

13.    INCOME TAXES

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at March 31, 2015 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$933
Deferred tax asset	933

Less: valuation allowance	(933)
Net deferred tax asset	$—

The Partnership has considered the taxable income projections in future years, whether the carryforward period is so brief that it would limit realization of tax benefits, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a full valuation allowance against its deferred tax asset as of March 31, 2015.

14.    RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Partnership adopted this update for the period ending March 31, 2015, and there was no impact on the Partnership’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2018.

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

On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership's quarterly report for the period ending March 31, 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P., together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C., (3) Vitol refers to Vitol Holding B.V., its affiliates and subsidiaries (other than our General Partner and us) and (4) Charlesbank refers to Charlesbank Capital Partners, LLC, its affiliates and subsidiaries (other than our General Partner and us).  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2015 (the “2014 Form 10-K”).

Forward-Looking Statements

This report contains forward-looking statements.  Statements included in this quarterly report that are not historical facts (including any statements regarding plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “should,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the 2014 Form 10-K.

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

Potential Impact of Recent Crude Oil Market Price Changes on Future Revenues

From August 2014 to March 2015, the market price of West Texas Intermediate crude oil has decreased nearly 50%, from approximately $100 per barrel to approximately $50 per barrel. In addition, during the fourth quarter of 2014, the West Texas Intermediate crude oil forward price curve changed from a backwardated curve (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible) to a contango curve (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time). We expect this price and curve change to have the following near-term impacts on our operating segments as follows:

Crude Oil Terminalling and Storage Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month. In September 2014, we had approximately 4.8 million barrels of storage with contracts that had expired or would expire between September 30, 2014 and May 31, 2015. As a result of the decrease in the crude oil price and change in the crude oil curve, we have been able to: (1) renew expiring contracts at average rates higher than those in place at September 30, 2014, (2) increase our weighted average remaining contract term to 18 months at March 31, 2015 as compared to 9 months at September 30, 2014 and (3) increase customer diversity by the addition of two new customers, as a result of which storage capacity leased by Vitol is expected to decrease from nearly two-thirds of our Cushing storage at September 30, 2014 to one-third beginning in the second quarter of 2015.

Asphalt Services - The asphalt industry tends to benefit from a lower crude oil price environment and strong economy. We expect our asphalt services customers to acquire and store additional asphalt product in the lower crude oil price environment (which tends to correlate somewhat with asphalt prices), and we expect that municipalities will be able to purchase more product due to the lower price of asphalt. As a result, we expect increased product throughput at our facilities in the near term, which may ultimately increase the revenues generated by our asphalt services operating segment.

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

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues. For the three months ended March 31, 2015, we derived approximately $9.9 million and $0.3 million of our revenues from services we provided to Vitol and Advantage Pipeline L.L.C. (“Advantage Pipeline”), respectively, with the remainder of our services being provided to third parties.

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

As of May 1, 2015, we had approximately 5.9 million barrels of crude oil storage under service contracts with remaining terms ranging from two months to 24 months, including 0.9 million barrels of crude oil storage contracts that expire in 2015.

Storage contracts with Vitol represent 2.4 million barrels of crude oil storage capacity under contract. We are in negotiations to either extend contracts with existing customers or enter into new customer contracts for the storage capacity expiring in 2015; however, there is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as the expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

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

During the three months ended March 31, 2015, we transported approximately 44,000 barrels per day on our pipelines as compared to 49,000 barrels per day during the three months ended March 31, 2014. Vitol accounted for 34% and 28% of volumes transported in our pipelines in the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015, we transported approximately 58,000 barrels per day on our crude oil transport trucks, a decrease of 16% as compared to the three months ended March 31, 2014. Vitol accounted for approximately 44% and 43% of volumes transported by our crude oil transport trucks in the three months ended March 31, 2015 and 2014, respectively.

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate our asphalt product storage tanks and terminals.  We recognize fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

Income Taxes

As part of the process of preparing the unaudited consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which our subsidiary that is taxed as a corporation operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. Unless we believe that recovery is more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provisions in the consolidated statement of operations.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of March 31, 2015.

Distributions

The amount of distributions we pay and the decision to make any distribution is determined by the Board, which has broad discretion to establish cash reserves for the proper conduct of our business and for future distributions to our unitholders. In addition, our cash distribution policy is subject to restrictions on distributions under our credit facility.

On April 21, 2015, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $5.4 million, for the quarter ending March 31, 2015.  We will pay this distribution on the preferred units on May 15, 2015 to unitholders of record as of May 5, 2015.

In addition, on April 21, 2015, the Board approved a cash distribution of $0.1395 per unit on our outstanding common units. The distribution will be paid on May 15, 2015 to unitholders of record on May 5, 2015. The distribution is for the three months ended March 31, 2015. The total distribution to be paid is approximately $5.0 million, with approximately $4.6 million and less than $0.3 million paid to our common unitholders and general partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under the our long-term incentive plan.

Results of Operations

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures that are known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future.  The primary measure used by management is operating margin excluding depreciation and amortization.

Management believes that the presentation of such additional financial measures provides useful information to investors regarding our performance and results of operations because these measures, when used in conjunction with related GAAP financial measures, (i) provide additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provide investors with the financial analytical framework upon which management bases financial, operational, compensation and planning decisions and (iii) present measurements that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These additional financial measures are reconciled to the most directly comparable measures as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our unaudited consolidated financial statements and footnotes.

The table below summarizes our financial results for the three months ended March 31, 2014 and 2015, reconciled to the most directly comparable GAAP measure:

Operating Results	Three Months ended March 31,		Favorable/(Unfavorable)

(in thousands)	2014	2015	$	%
Operating Margin, excluding depreciation and amortization
Crude oil terminalling and storage operating margin	$6,386	$4,069	(2,317)	(36)%
Crude oil pipeline services operating margin	605	2,749	2,144	354%
Crude oil trucking and producer field services operating margin	2,417	1,185	(1,232)	(51)%
Asphalt services operating margin	7,851	8,613	762	10%
Total operating margin, excluding depreciation and amortization	17,259	16,616	(643)	(4)%

Depreciation and amortization	(6,317)	(6,646)	(329)	(5)%
General and administrative expense	(4,487)	(4,977)	(490)	(11)%
Gain on sale of assets	397	304	(93)	(23)%

Operating income	6,852	5,297	(1,555)	(23)%

Other income (expense)
Equity earnings (loss) in unconsolidated entity	(204)	656	860	422%
Interest expense	(2,655)	(4,283)	(1,628)	(61)%
Income tax expense	(101)	(91)	10	10%
Net income	$3,892	$1,579	(2,313)	(59)%

Total operating margin excluding depreciation and amortization decreased from 2014 to 2015 due to several factors, including decreases in our crude oil terminalling and storage segment resulting from the timing of storage contract expiration and renewals and decreases in revenue per barrel hauled in our trucking and producer field services segment.

A more detailed analysis of changes in operating margin by segment follows.

Analysis of Operating Segments

Crude oil terminalling and storage services segment

Our crude oil terminalling and storage segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling and storage segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)

(dollars in thousands)	2014	2015	$	%
Revenue
Third Party Revenue	$2,841	$2,553	(288)	(10)%
Related Party Revenue	4,515	3,077	(1,438)	(32)%
Total Revenue	7,356	5,630	(1,726)	(23)%
Operating Expense (excluding depreciation and amortization)	970	1,561	(591)	(61)%
Operating Margin (excluding depreciation and amortization)	$6,386	$4,069	(2,317)	(36)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	3,200	4,400	1,200	38%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	111	126	15	14%

The following is a discussion of items impacting crude oil terminalling and storage segment operating margin for the periods indicated:

•
Revenues have decreased due to the timing of storage contract renewals. As contracts were expiring early in 2014, the rates at which we recontracted storage at the Cushing Interchange were impacted by a backwardated market for West Texas Intermediate crude which led to a decrease in average rates for the comparative three month periods. However, in the fourth quarter of 2014, the market for West Texas Intermediate crude oil returned to contango in which future prices are higher than current prices. This has increased demand for storage services at the Cushing Interchange resulting in an upward trend in storage rates. Due to the timing of the expiration of historical contracts and the execution of new storage contracts, the impact of the increase in storage rates will not occur until the second quarter of 2015.

•
As of May 1, 2015, we have approximately 5.9 million barrels of crude oil storage under service contracts with remaining terms of up to 24 months, including 0.9 million barrels of crude oil storage contracts that expire in 2015. Storage contracts with Vitol represent 2.4 million barrels of crude oil storage capacity under contract.

•
Operating expenses for the three months ended March 31, 2015 were higher as compared to the three months ended March 31, 2014 primarily as a result of the timing of tank inspections and related maintenance and repair as well as an increase in the percentage of total corporate shared services costs incurred by the crude oil terminalling and storage services segment.

Crude oil pipeline services segment

Our crude oil pipeline services segment operations generally consist of fee-based activity associated with transporting crude oil products on pipelines. Revenues are generated primarily through tariffs and other transportation fees.

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)

(dollars in thousands)	2014	2015	$	%
Revenue
Third Party Revenue	$3,099	$4,275	1,176	38%
Related Party Revenue	1,887	2,383	496	26%
Total Revenue	4,986	6,658	1,672	34%
Operating Expense (excluding depreciation and amortization)	4,381	3,909	472	11%
Operating Margin (excluding depreciation and amortization)	$605	$2,749	2,144	354%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	20	22	2	10%
Eagle North	12	5	(7)	(58)%
East Texas	17	17	—	—%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•
Revenues have increased due primarily to increased volumes on our Mid-Continent system related to the Arbuckle pipeline system. Also impacting revenues is an increased tariff being charged through June of 2015 on certain barrels transported on our East Texas pipeline system under a throughput and deficiency agreement. The tariff will return to a lower rate after the second quarter of 2015, which will decrease the total revenues generated on the East Texas pipeline system.

•
Operating expenses have decreased as a result of lower overall maintenance and repair costs as well as a decrease in the percentage of total corporate shared services costs incurred by the pipeline services segment.

•
Average throughput on our Eagle North pipeline system was lower in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as a result of a customer’s refinery being in turnaround. We anticipate volumes returning to historical averages in the near term.

Crude oil trucking and producer field services segment

Our crude oil trucking and producer field services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking and producer field services segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)

(dollars in thousands)	2014	2015	$	%
Revenue
Third Party Revenue	$13,850	$10,682	(3,168)	(23)%
Related Party Revenue	5,547	4,621	(926)	(17)%
Total Revenue	19,397	15,303	(4,094)	(21)%
Operating Expense (excluding depreciation and amortization)	16,980	14,118	2,862	17%
Operating Margin (excluding depreciation and amortization)	$2,417	$1,185	(1,232)	(51)%

Average volume (in thousands of barrels per day)	69	58	(11)	(16)%

The following is a discussion of items impacting crude oil trucking and producer field services segment operating margin for the periods indicated:

•
Our operating margin declined in in the first quarter of 2015 primarily due to lower crude oil prices, an increase in pipeline connected barrels and a decrease in the average distance barrels were hauled for our customers which impacted our overall rate per barrel charged and operating margin.

Asphalt services segment

Our asphalt services segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for asphalt product and residual fuel oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our asphalt services segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)

(dollars in thousands)	2014	2015	$	%
Revenue
Third Party Revenue	$14,446	$14,613	167	1%
Related Party Revenue	257	152	(105)	(41)%
Total Revenue	14,703	14,765	62	—%
Operating Expense (excluding depreciation and amortization)	6,852	6,152	700	10%
Operating Margin (excluding depreciation and amortization)	$7,851	$8,613	762	10%

The following is a discussion of items impacting asphalt services segment operating margin for the periods indicated:

•
Related party revenues decreased due to lower overall contracted storage from short-term spot contracts during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

•
The decrease in operating expenses in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily attributable to the timing of maintenance and repair partially offset by increased rent expense as well as a decrease in the percentage of total corporate shared services costs incurred by the asphalt services segment.

Other Income and Expenses

Depreciation and amortization. Depreciation and amortization increased by $0.3 million to $6.6 million for the three months ended March 31, 2015 compared to $6.3 million for the three months ended March 31, 2014. This increase is primarily due to maintenance capital expenditures made throughout 2014 and the first quarter of 2015.

General and administrative expenses.  General and administrative expenses increased by $0.4 million to $4.9 million for the three months ended March 31, 2015 compared to $4.5 million for the three months ended March 31, 2014. This increase is primarily attributable to employee compensation-related expenses. We do not anticipate material changes in general and administrative expenses for the remainder of 2015.

Gain on sale of assets. Gain on sale of assets was $0.3 million for the three months ended March 31, 2015 compared to $0.4 million for the three months ended March 31, 2014. Gains in both periods are primarily comprised of sales of surplus, used property and equipment.

Equity earnings (loss) in unconsolidated affiliate. The equity earnings (loss) is attributed to our investment in Advantage Pipeline. Losses of $0.2 million in the first quarter of 2014 are the result of expenses incurred during the construction phase of the Pecos River Pipeline. During the three months ended March 31, 2015, equity earnings of $0.7 million were realized as a result of increased throughput on the pipeline due to the completion of the Crane West station in the second quarter of 2014.

Interest expense. Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps. Total interest expense for the three months ended March 31, 2015 increased by $1.6 million compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, we recorded unrealized losses due to the change in fair value of interest rate swaps of $1.8 million, and we also incurred interest expense in connection with settlement payments under our interest rate swap agreements of $0.6 million. During the three months ended March 31, 2014, we recorded unrealized losses due to the change in fair value of interest rate swaps of $0.4 million. The interest rate swap agreements were entered into during the first quarter of 2014. This increase in interest expense was partially offset by a decrease in interest on our credit facility of $0.5 million due to decreases in our average debt outstanding and weighted average interest rate.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the three months ended March 31, 2014 and 2015:

	Three Months ended March 31,
	2014	2015
	(in millions)
Net cash provided by operating activities	$6.2	$4.1
Net cash used in investing activities	(7.4)	(1.7)
Net cash used in financing activities	(1.1)	(2.6)

Operating Activities.  Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2015, as compared to $6.2 million for the three months ended March 31, 2014.  The decrease in cash provided by operating activities is primarily the result of a reduction in operating income and changes in working capital.

Investing Activities.  Net cash used in investing activities was $1.7 million for the three months ended March 31, 2015, as compared to $7.4 million for the three months ended March 31, 2014.  Capital expenditures for the three months ended March 31, 2015 and 2014 included maintenance capital expenditures of $1.9 million and $2.1 million, respectively, and expansion capital expenditures of $4.5 million and $5.8 million, respectively. The three months ended March 31, 2015 also included $1.9 million in distributions received from Advantage Pipeline and $2.4 million in proceeds related to the sale of 30,393 Class A Common Units of SemCorp we received in November 2014 in connection with the settlement of two unsecured claims we filed in connection with SemCorp's predecessor's bankruptcy filing in 2008.

Financing Activities.  Net cash used in financing activities was $2.6 million for the three months ended March 31, 2015, as compared to $1.1 million for the three months ended March 31, 2014.  Cash used in financing activities for the three months ended March 31, 2015 consisted primarily of $10.2 million in distributions to our unitholders and net borrowings on long term debt of $8.0 million.  Financing activities for the three months ended March 31, 2014 consisted primarily of $8.5 million in distributions to our unitholders and net borrowings of $8.0 million.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At March 31, 2015, we had a working capital surplus of $3.8 million. At March 31, 2015, we had approximately $175.1 million of availability under our revolving credit facility, although our ability to borrow such funds may be limited by the financial covenants in our credit facility.  As of March 31, 2015, we could borrow up to $327.0 million, or an additional $102.1 million, under our credit facility within our covenant restrictions. As of May 1, 2015, we have aggregate unused commitments under our revolving credit facility of approximately $168.1 million and cash on hand of approximately $1.4 million.  The credit agreement will mature on June 28, 2018, and all amounts will become due and payable on such date.  See the caption “Debt” in Note 4 to our unaudited consolidated financial statements for further details.

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

Expansion capital expenditures for organic growth projects totaled $4.5 million in the three months ended March 31, 2015 compared to $5.8 million in the three months ended March 31, 2014.  We currently expect our expansion capital expenditures for organic growth projects to be approximately $100.0 million to $150.0 million for all of 2015.  Maintenance capital expenditures totaled $1.9 million in the three months ended March 31, 2015 compared to $1.0 million, net of reimbursable expenditures of $1.1 million, in the three months ended March 31, 2014.  There were no reimbursable capital expenditures in the three months ended March 31, 2015. We currently expect maintenance capital expenditures to be approximately $10.0 million to $12.0 million, net of reimbursable expenditures, for all of 2015.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of March 31, 2015, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$246.3	$6.8	$13.7	$225.8	$—
Operating lease obligations	20.5	6.1	8.2	4.7	1.5
Employee contract obligations(2)	0.1	0.1	—	—	—
____________________

(1)
Represents required future principal repayments of borrowings of $224.0 million and variable rate interest payments of $22.3 million.  At March 31, 2015, our borrowings had an interest rate of approximately 3.41%. This interest rate was used to calculate future interest payments.  All amounts outstanding under our credit agreement mature in June 2018.

(2)	Represents required future payments related to employment agreements with certain employees.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 14 to our unaudited consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to variable interest rates under our credit facility.

As of May 1, 2015, we had $231.0 million outstanding under our credit facility that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement became effective June 28, 2014 and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, we pay a fixed rate of 1.45% and receive one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015 and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we pay a fixed rate of 1.97% and receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at March 31, 2015 is a liability of $4.4 million and is recorded in long-term derivative liabilities on the unaudited consolidated balance sheet. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited consolidated statements of operations.

During the three months ended March 31, 2015, the weighted average interest rate under our credit agreement was 3.41%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of March 31,

2015, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased annual interest expense of approximately $0.2 million or decreased annual interest expense of less than $0.1 million, respectively.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of March 31, 2015, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 12 to our unaudited consolidated financial statements and is incorporated herein by reference thereto.

Item 1A.    Risk Factors

Information about risk factors for the three months ended March 31, 2015 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.    Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	May 7, 2015	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	May 7, 2015	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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

10.1##
Second Amendment to Crude Oil Storage Services Agreement, effective May 1, 2015, by and between BKEP Crude, LLC and Vitol, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 26, 2015, and incorporated herein by reference).

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

101#
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Consolidated Balance Sheets as of December 31, 2014 and March 31, 2015; (iii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2015; (iv) Unaudited Consolidated Statement of Changes in Partners’ Capital for the three months ended March 31, 2015; (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

____________________
*     Filed herewith.
#     Furnished herewith

##
Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.