Form 10-Q
period 2015-09-30
Blueknight Energy Partners, L.P.
filed 2015-11-05
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October 29, 2015, there were 30,158,619 Series A Preferred Units and 33,018,206 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2014	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,661	$1,136
Accounts receivable, net of allowance for doubtful accounts of $222 and $57 at December 31, 2014 and September 30, 2015, respectively	9,051	10,084
Receivables from related parties, net of allowance for doubtful accounts of $225 at both dates	2,316	2,696
Prepaid insurance	1,582	2,602
Investments	2,079	—
Other current assets	3,805	3,943
Total current assets	21,494	20,461
Property, plant and equipment, net of accumulated depreciation of $192,440 and $209,545 at December 31, 2014 and September 30, 2015, respectively	310,163	326,435
Investment in unconsolidated affiliate	20,381	19,684
Goodwill	7,216	10,727
Debt issuance costs, net	3,085	2,430
Intangibles and other assets, net	2,056	3,293
Total assets	$364,395	$383,030
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$7,626	$10,298
Accrued interest payable	233	192
Accrued property taxes payable	2,046	3,314
Unearned revenue	1,531	4,470
Unearned revenue with related parties	909	98
Accrued payroll	6,520	6,266
Other current liabilities	3,204	3,295
Total current liabilities	22,069	27,933
Unearned revenue with related parties, noncurrent	116	89
Other long-term liabilities	3,620	3,728
Interest rate swap liabilities	2,634	5,269
Long-term debt	216,000	232,000
Commitments and contingencies (Note 12)
Partners’ capital:
Series A Preferred Units (30,158,619 units issued and outstanding for both dates)	204,599	204,599
Common unitholders (32,774,163 and 33,018,206 units issued and outstanding at December 31, 2014 and September 30, 2015, respectively)	525,767	520,053
General partner interest (1.8% interest with 1,127,755 general partner units outstanding at both dates)	(610,410)	(610,641)
Total Partners’ capital	119,956	114,011
Total liabilities and Partners’ capital	$364,395	$383,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2015	2014	2015
	(unaudited)
Service revenue:
Third party revenue	$38,501	$36,360	$107,935	$104,872
Related party revenue	9,857	10,857	32,663	31,275
Total revenue	48,358	47,217	140,598	136,147
Expense:
Operating	32,295	31,678	102,272	97,446
General and administrative	4,267	4,742	13,124	14,386
Total expense	36,562	36,420	115,396	111,832
Gain on sale of assets	808	6,213	1,780	6,477
Operating income	12,604	17,010	26,982	30,792
Other income (expense):
Equity earnings in unconsolidated affiliate	423	1,399	477	3,338
Interest expense (net of capitalized interest of $84, $80, $244, and $153, respectively)	(1,640)	(4,343)	(8,325)	(10,576)
Income before income taxes	11,387	14,066	19,134	23,554
Provision for income taxes	116	99	351	296
Net income	$11,271	$13,967	$18,783	$23,258

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$247	$376	$437	$720
Preferred interest in net income	$5,391	$5,391	$16,173	$16,173
Income available to limited partners	$5,633	$8,200	$2,173	$6,365

Basic net income per common unit	$0.23	$0.24	$0.09	$0.19
Diluted net income per common unit	$0.20	$0.21	$0.09	$0.19

Weighted average common units outstanding - basic	23,909	32,947	23,245	32,919
Weighted average common units outstanding - diluted	54,927	63,875	23,245	32,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
Balance, December 31, 2014	$525,767	$204,599	$(610,410)	$119,956
Net income	6,677	16,173	408	23,258
Equity-based incentive compensation	1,434	—	25	1,459
Profits interest contribution	—	—	112	112
Distributions	(14,011)	(16,173)	(776)	(30,960)
Proceeds from sale of 30,075 common units pursuant to Employee Unit Purchase Plan	186	—	—	186
Balance, September 30, 2015	$520,053	$204,599	$(610,641)	$114,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months ended September 30,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income	$18,783	$23,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	153	(166)
Provision for uncollectible receivables from related parties	171	—
Depreciation and amortization	19,342	20,141
Amortization of debt issuance costs	603	655
Unrealized loss related to interest rate swaps	930	2,635
Gain on sale of assets	(1,780)	(6,477)
Equity-based incentive compensation	848	1,459
Equity earnings in unconsolidated affiliate	(477)	(3,338)
Distributions from unconsolidated affiliate	—	3,719
Gain related to investments	—	(267)
Changes in assets and liabilities
Increase in accounts receivable	(712)	(867)
Increase in receivables from related parties	(140)	(380)
Decrease in prepaid insurance	1,969	2,419
Decrease (increase) in other current assets	467	(138)
Decrease (increase) in other assets	128	(1,262)
Decrease in accounts payable	(503)	(351)
Decrease in accrued interest payable	(307)	(41)
Increase in accrued property taxes	1,054	1,268
Increase in unearned revenue	1,346	3,146
Increase (decrease) in unearned revenue from related parties	122	(838)
Decrease in accrued payroll	(913)	(254)
Decrease in other accrued liabilities	(1,765)	(1,127)
Net cash provided by operating activities	39,319	43,194
Cash flows from investing activities:
Acquisitions	—	(13,895)
Capital expenditures	(25,372)	(30,044)
Proceeds from sale of assets	1,982	13,540
Distributions from unconsolidated affiliate	—	316
Proceeds from sale of investments	—	2,346
Net cash used in investing activities	(23,390)	(27,737)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(1,875)	(2,320)
Debt issuance costs	(326)	—
Borrowings under credit facility	42,733	88,000
Payments under credit facility	(103,733)	(72,000)
Proceeds from equity issuance, net of offering costs	71,193	186
Capital contribution related to profits interest	112	112
Distributions	(25,853)	(30,960)
Net cash used in financing activities	(17,749)	(16,982)
Net decrease in cash and cash equivalents	(1,820)	(1,525)
Cash and cash equivalents at beginning of period	3,182	2,661
Cash and cash equivalents at end of period	$1,362	$1,136

Supplemental disclosure of cash flow information:
Increase in accounts payable related to purchase of property, plant and equipment	$2,055	$3,023
Increase in accrued liabilities related to insurance premium financing agreement	$2,494	$3,439

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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2015, the condensed consolidated statement of changes in partners’ capital for the nine months ended September 30, 2015, the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2015, and the condensed consolidated balance sheet as of September 30, 2015 are unaudited.  In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2014 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2015 (the “2014 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 4 of the Notes to Consolidated Financial Statements in its 2014 Form 10-K.

The Partnership’s investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership has significant influence but not control, is accounted for by the equity method. The Partnership does not consolidate any part of the assets or liabilities of its equity investee. The Partnership’s share of net income or loss is reflected as one line item on the Partnership’s unaudited condensed consolidated statements of operations entitled “Equity earnings in unconsolidated affiliate” and will increase or decrease, as applicable, the carrying value of the Partnership’s investment in the unconsolidated affiliate on the unaudited condensed consolidated balance sheets. Distributions to the Partnership reduce the carrying value of its investment and are reflected in the Partnership’s unaudited condensed consolidated statements of cash flows in the line item “Distributions from unconsolidated affiliate.” In turn, contributions will increase the carrying value of the Partnership’s investment and will be reflected in the Partnership’s unaudited condensed consolidated statements of cash flows in investing activities.

3.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2014	September 30, 2015

		(dollars in thousands)
Land	N/A	$18,292	$19,637
Land improvements	10-20	6,398	6,473
Pipelines and facilities	5-30	168,537	179,585
Storage and terminal facilities	10-35	240,004	253,391
Transportation equipment	3-10	13,557	12,531
Office property and equipment and other	3-20	28,958	29,296
Pipeline linefill and tank bottoms	N/A	10,186	3,886
Construction-in-progress	N/A	16,671	31,181
Property, plant and equipment, gross		502,603	535,980
Accumulated depreciation		(192,440)	(209,545)
Property, plant and equipment, net		$310,163	$326,435

Depreciation expense for the three months ended September 30, 2014 and 2015 was $6.6 million and $6.7 million, respectively, and depreciation expense for the nine months ended September 30, 2014 and 2015 was $19.3 million and $20.1 million, respectively.

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

As of October 29, 2015, approximately $235.0 million of revolver borrowings and $1.3 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $163.7 million available capacity for additional revolver borrowings and letters of credit under the credit facility, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit facility. The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after June 28, 2013 refer to the amended and restated credit agreement, as amended on September 15, 2014.

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

From and after the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 5.00 to 1.00; provided that after the Partnership delivers the Knight Warrior Pipeline Initiation Certificate, the maximum permitted consolidated total leverage ratio is 5.50 to 1.00 for the fiscal quarters ending March 31, 2015 through September 30, 2016, and 5.00 to 1.00 for each fiscal quarter thereafter. The Partnership delivered the Knight Warrior Initiation Certificate in August 2015.

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

At September 30, 2015, the Partnership’s consolidated total leverage ratio was 3.40 to 1.00 and the consolidated interest coverage ratio was 7.20 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of September 30, 2015.

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

The Partnership capitalized $0.3 million in debt issuance costs for the three and nine months ended September 30, 2014. The Partnership capitalized no debt issuance costs for the three and nine months ended September 30, 2015. Debt issuance costs are being amortized over the term of the amended and restated credit agreement. Interest expense related to debt issuance cost amortization for each of the three months ended September 30, 2014 and 2015 was $0.2 million. Interest expense related to debt issuance cost amortization for the nine months ended September 30, 2014 and 2015 was $0.6 million and $0.7 million, respectively.

During the three months ended September 30, 2014 and 2015, the weighted average interest rate under the Partnership’s credit agreement was 3.41% and 3.31%, respectively, resulting in interest expense of approximately $2.5 million and $2.0 million, respectively. During the nine months ended September 30, 2014 and 2015, the weighted average interest rate under the Partnership’s credit agreement was 3.41% and 3.37%, respectively, resulting in interest expense of approximately $7.3 million and $5.9 million, respectively. As of September 30, 2015, borrowings under the Partnership’s amended and restated credit agreement bore interest at a weighted average interest rate of 3.33%.

During each of the three months ended September 30, 2014 and 2015, the Partnership capitalized interest of less than $0.1 million. During each of the nine months ended September 30, 2014 and 2015, the Partnership capitalized interest of $0.2 million.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, the Partnership entered into two interest rate swap agreements with an aggregate notional amount of $200.0 million. The first agreement has a notional amount of $100.0 million, became effective June 28, 2014, and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, the Partnership pays a fixed rate of 1.45% and receives one-month LIBOR with monthly settlement. The second agreement has a notional amount of $100.0 million, became effective January 28, 2015, and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, the Partnership pays a fixed rate of 1.97% and receives one-month LIBOR with monthly settlement. During the three and nine months ended September 30, 2015, the Partnership recorded swap interest expense of $0.8 million and $2.2 million, respectively. The Partnership had $0.3 million swap interest expense during each of the three and nine months ended September 30, 2014. The fair market value of the interest rate swaps at December 31, 2014 and September 30, 2015 is a liability of $2.6 million and $5.3 million, respectively, and is recorded in long-term interest rate swap liabilities on the condensed consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

5.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2015	2014	2015
Net income	$11,271	$13,967	$18,783	$23,258
General partner interest in net income	247	376	437	720
Preferred interest in net income	5,391	5,391	16,173	16,173
Income available to limited partners	$5,633	$8,200	$2,173	$6,365

Basic weighted average number of units:
Common units	23,909	32,947	23,245	32,919
Restricted and phantom units	725	721	659	675

Diluted weighted average number of units:
Common units	54,927	63,875	23,245	32,919

Basic net income per common unit	$0.23	$0.24	$0.09	$0.19
Diluted net income per common unit	$0.20	$0.21	$0.09	$0.19

6.    PARTNERS’ CAPITAL AND DISTRIBUTIONS

On September 22, 2014, the Partnership issued and sold 9,775,000 common units for a public offering price of $7.61 per unit, resulting in proceeds of approximately $71.2 million, net of underwriters’ discount and offering expenses of $3.2 million.

On October 22, 2015, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $5.4 million, for the quarter ending September 30, 2015.  The Partnership will pay this distribution on the preferred units on November 13, 2015 to unitholders of record as of November 3, 2015.

In addition, on October 22, 2015, the Board declared a cash distribution of $0.1450 per unit on its outstanding common units. The distribution will be paid on November 13, 2015 to unitholders of record on November 3, 2015. The distribution is for the three months ended September 30, 2015. The total distribution will be approximately $5.2 million, with approximately $4.8 million and $0.3 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s long-term incentive plan.

7.    RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol as well as certain operating, strategic assessment, economic evaluation and project design services.  For the three months ended September 30, 2014 and 2015, the Partnership recognized revenues of $9.6 million and $10.5 million, respectively, for services provided to Vitol. For the nine months ended September 30, 2014 and 2015, the Partnership recognized revenues of $31.9 million and $30.3 million, respectively, for services provided to Vitol. As of December 31, 2014 and September 30, 2015, the Partnership had receivables from Vitol of $2.3 million and $2.6 million, net of allowance for doubtful accounts. As of December 31, 2014 and September 30, 2015, the Partnership had unearned revenues from Vitol of $1.0 million and $0.2 million, respectively.

The Partnership also provides operating and administrative services to Advantage Pipeline. For the three months ended September 30, 2014 and 2015, the Partnership earned revenues of $0.3 million and $0.4 million, respectively, for services provided to Advantage Pipeline. For the nine months ended September 30, 2014 and 2015, the Partnership earned revenues of $0.7 million and $1.0 million, respectively, for services provided to Advantage Pipeline. As of December 31, 2014, the Partnership had receivables from Advantage Pipeline of less than $0.1 million. As of September 30, 2015, the Partnership had receivables from Advantage Pipeline of $0.1 million.

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

In March 2013, 2014 and 2015, grants for 251,106, 276,773 and 266,076 phantom units, respectively, were made, which vest on January 1, 2016, January 1, 2017 and January 1, 2018, respectively.  These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The weighted average grant date fair-value of the awards is $8.75, $9.06 and $7.74 per unit, respectively, which is the closing market price on the grant date of the awards. The value of these award grants was approximately $2.2 million, $2.5 million and $2.1 million respectively, on their grant date. The unrecognized estimated compensation cost of outstanding phantom units at September 30, 2015 was $2.7 million, which will be recognized over the remaining vesting period.

In September 2012, Mr. Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at September 30, 2015 was $1.1 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended September 30, 2014 and 2015 was $0.6 million and $0.7 million, respectively. The Partnership’s equity-based incentive compensation expense for the nine months ended September 30, 2014 and 2015 was $1.6 million and $1.9 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	1,020,264	$7.46
Granted	266,076	7.74
Vested	322,800	6.41
Forfeited	46,095	8.65
Nonvested at September 30, 2015	917,445	$7.85

9.    EMPLOYEE BENEFIT PLANS

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis.  The Partnership recognized expense of $0.4 million for each of the three months ended September 30, 2014 and 2015 for discretionary contributions under the 401(k) Plan. The Partnership recognized expense of $1.1 million and $1.2 million, respectively, for the nine months ended September 30, 2014 and 2015 for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2015, respectively, for discretionary profit sharing contributions under the 401(k) Plan. The Partnership recognized expense of $0.5 million and $0.6 million, respectively, for the nine months ended September 30, 2014 and 2015 for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized compensation expense of less than $0.1 million for the three months ended September 30, 2015, and $0.1 million for the nine months ended September 30, 2015, in connection with the Unit Purchase Plan.

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

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$2,634	$—	$2,634	$—
Total	$2,634	$—	$2,634	$—

	Fair Value Measurements as of September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$5,269	$—	$5,269	$—
Total	$5,269	$—	$5,269	$—

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

At September 30, 2015, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at September 30, 2015 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2015	2014	2015
Asphalt Services
Service revenue
Third party revenue	$18,456	$21,307	$49,196	$54,934
Related party revenue	246	482	946	887
Total revenue for reportable segments	18,702	21,789	50,142	55,821
Operating expense (excluding depreciation and amortization)	6,627	6,308	20,115	19,067
Operating margin (excluding depreciation and amortization)	12,075	15,481	30,027	36,754
Total assets (end of period)	$95,110	$101,434	$95,110	$101,434

Crude Oil Terminalling and Storage Services
Service revenue
Third party revenue	$1,875	$3,524	$7,020	$9,721
Related party revenue	3,080	3,041	10,726	9,052
Total revenue for reportable segments	4,955	6,565	17,746	18,773
Operating expense (excluding depreciation and amortization)	1,006	1,325	2,980	4,582
Operating margin (excluding depreciation and amortization)	3,949	5,240	14,766	14,191
Total assets (end of period)	$67,451	$73,628	$67,451	$73,628

Crude Oil Pipeline Services
Service revenue
Third party revenue	$5,906	$2,594	$13,439	$11,107
Related party revenue	2,098	3,301	5,934	8,291
Total revenue for reportable segments	8,004	5,895	19,373	19,398
Operating expense (excluding depreciation and amortization)	2,484	4,855	11,600	13,589
Operating margin (excluding depreciation and amortization)	5,520	1,040	7,773	5,809
Total assets (end of period)	$170,700	$192,945	$170,700	$192,945

Crude Oil Trucking and Producer Field Services
Service revenue
Third party revenue	$12,264	$8,935	$38,280	$29,110
Related party revenue	4,433	4,033	15,057	13,045
Total revenue for reportable segments	16,697	12,968	53,337	42,155
Operating expense (excluding depreciation and amortization)	15,607	12,432	48,235	40,067
Operating margin (excluding depreciation and amortization)	1,090	536	5,102	2,088
Total assets (end of period)	$28,208	$15,023	$28,208	$15,023

Total operating margin (excluding depreciation and amortization)(1)	$22,634	$22,297	$57,668	$58,842

____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2015	2014	2015
Operating margin (excluding depreciation and amortization)	$22,634	$22,297	$57,668	$58,842
Depreciation and amortization	(6,571)	(6,758)	(19,342)	(20,141)
General and administrative expenses	(4,267)	(4,742)	(13,124)	(14,386)
Gain on sale of assets	808	6,213	1,780	6,477
Interest expense	(1,640)	(4,343)	(8,325)	(10,576)
Equity earnings in unconsolidated affiliate	423	1,399	477	3,338
Income before income taxes	$11,387	$14,066	$19,134	$23,554

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

On February 6, 2012, the Partnership filed suit against SemCorp and others in Oklahoma County District Court. In the suit, the Partnership was seeking a judgment that SemCorp immediately return approximately 140,000 barrels of crude oil linefill belonging to the Partnership, and the Partnership was seeking judgment in an amount in excess of $75,000 for actual damages, special damages, punitive damages, pre-judgment interest, reasonable attorney’s fees and costs, and such other relief that the Court deems equitable and just. In September 2015, this lawsuit was resolved among all parties under the terms of a confidential settlement agreement in which all parties continue to expressly deny liability for any claim or counterclaim asserted against them. In connection with the settlement, the Partnership recognized a $6.0 million gain on the sale of crude oil pipeline linefill and storage tank bottoms.

On February 16, 2014, a motor vehicle accident occurred involving a Partnership vehicle. Litigation has been filed. The Petition alleges injury and claims for medical bills for past and future medical treatment, as well as consequential damages, pain and discomfort, and permanent disability and injuries in an amount in excess of $75,000. The matter has been submitted to the Partnership’s insurance carriers and they have assigned counsel to defend the case. The ultimate outcome of this matter cannot be determined at this time.

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at September 30, 2015 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$908
Deferred tax asset	908

Less: valuation allowance	908
Net deferred tax asset	$—

The Partnership has considered the taxable income projections in future years, whether the carryforward period is so brief that it would limit realization of tax benefits, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a full valuation allowance against its deferred tax asset as of September 30, 2015.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers.” The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2018.

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

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Partnership adopted this update for the interim period ending September 30, 2015, and there is no impact on the Partnership's financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2016.

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

Potential Impact of Recent Crude Oil Market Price Changes on Future Revenues

From August 2014 to November 2015, the market price of West Texas Intermediate crude oil has decreased more than 50%, from approximately $100 per barrel to approximately $45 per barrel. In addition, during the fourth quarter of 2014, the West Texas Intermediate crude oil forward price curve changed from a backwardated curve (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible) to a contango curve (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time). We expect this price and curve change to have the following near-term impacts on our operating segments:

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

Crude Oil Terminalling and Storage Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month. In September 2014, we had approximately 4.8 million barrels of storage with contracts that had expired or would expire between September 30, 2014 and May 31, 2015. As a result of the decrease in the crude oil price and change in the crude oil curve, we have been able to renew expiring contracts at average rates higher than those in place at September 30, 2014 and increase customer diversity by the addition of two new customers, as a result of which storage capacity leased by Vitol decreased from nearly two-thirds of our Cushing storage at September 30, 2014 to less than one-half beginning in the second quarter of 2015.

Crude Oil Pipeline Services - We do not currently expect the recent crude oil price changes to have a significant impact on our current-year crude oil pipeline services operating segment. However, a prolonged period of lower crude prices may ultimately decrease pipeline throughput as producers consider whether or not to produce or shut-in production.

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

Organic Projects vs. Acquisitions - In addition to the impacts above, we anticipate that a prolonged period of lower crude oil prices, a decrease in drilling and production volumes and increases in equity yields may change our bias toward acquisitions with immediate, positive cash flows as opposed to organic projects that do not generate positive cash flow during their development.  We will continue to develop projects organically, particularly in our crude oil pipeline segment, but will do so at a more measured pace as we monitor production volumes, pricing and drilling activities in areas in which we operate.  We have recently noted a dramatic increase in the number of asset packages we are receiving and we expect to pursue those assets that may capitalize on our core strengths which include terminalling and storage, pipeline and gathering and processing assets.  We expect to consider a variety of commodity types and geographies as we believe this crude oil pricing environment will lead to numerous opportunities as assets become displaced or companies need to raise cash.

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues. For the three months ended September 30, 2015, we derived approximately $10.5 million and $0.4 million of our revenues from services we provided to Vitol and Advantage Pipeline L.L.C. (“Advantage Pipeline”), respectively, with the remainder of our services being provided to third parties.

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

As of October 29, 2015, we had approximately 5.7 million barrels of crude oil storage under service contracts with remaining terms ranging from 1 months to 19 months, including 0.5 million barrels of crude oil storage contracts that expire in 2015. Storage contracts with Vitol represent 2.4 million barrels of crude oil storage capacity under contract. We are in negotiations to either extend contracts with existing customers or enter into new customer contracts for the storage capacity expiring in 2015; however, there is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as the expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

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

During the three months ended September 30, 2015, we transported approximately 56,000 barrels per day on our pipelines as compared to 51,000 barrels per day during the three months ended September 30, 2014. Vitol accounted for 32% and 27% of volumes transported in our pipelines in the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, we transported approximately 51,000 barrels per day on our pipelines which is consistent with the nine months ended September 30, 2014. Vitol accounted for 31% and 27% of volumes transported in our pipelines in the nine months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015, we transported approximately 52,000 barrels per day on our crude oil transport trucks, a decrease of 15% as compared to the three months ended September 30, 2014. Vitol accounted for approximately 46% and 39% of volumes transported by our crude oil transport trucks in the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, we transported approximately 54,000 barrels per day on our crude oil transport trucks, a decrease of 17% as compared to the nine months ended September 30, 2014. Vitol accounted for approximately 44% and 42% of volumes transported by our crude oil transport trucks in the nine months ended September 30, 2015 and 2014, respectively.

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate our asphalt product storage tanks and terminals.  We recognize fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

Income Taxes

As part of the process of preparing the unaudited condensed consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which our subsidiary that is taxed as a corporation operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our unaudited condensed consolidated balance sheets. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. Unless we believe that recovery is more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provisions in the unaudited condensed consolidated statements of operations.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of September 30, 2015.

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

On October 22, 2015, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $5.4 million, for the quarter ending September 30, 2015.  We will pay this distribution on the preferred units on November 13, 2015 to unitholders of record as of November 3, 2015.

In addition, on October 22, 2015, the Board approved a cash distribution of $0.1450 per unit on our outstanding common units. The distribution will be paid on November 13, 2015 to unitholders of record on November 3, 2015. The distribution is for the three months ended September 30, 2015. The total distribution to be paid is approximately $5.2 million, with approximately $4.8 million and $0.3 million paid to our common unitholders and general partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our long-term incentive plan.

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

The table below summarizes our financial results for the three and nine months ended September 30, 2014 and 2015, reconciled to the most directly comparable GAAP measure:

Operating Results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(in thousands)	2014	2015	2014	2015	$	%	$	%
Operating Margin, excluding depreciation and amortization:
Asphalt services operating margin	$12,075	$15,481	$30,027	$36,754	3,406	28%	6,727	22%
Crude oil terminalling and storage operating margin	3,949	5,240	14,766	14,191	1,291	33%	(575)	(4)%
Crude oil pipeline services operating margin	5,520	1,040	7,773	5,809	(4,480)	(81)%	(1,964)	(25)%
Crude oil trucking and producer field services operating margin	1,090	536	5,102	2,088	(554)	(51)%	(3,014)	(59)%
Total operating margin, excluding depreciation and amortization	22,634	22,297	57,668	58,842	(337)	(1)%	1,174	2%

Depreciation and amortization	(6,571)	(6,758)	(19,342)	(20,141)	(187)	(3)%	(799)	(4)%
General and administrative expense	(4,267)	(4,742)	(13,124)	(14,386)	(475)	(11)%	(1,262)	(10)%
Gain on sale of assets	808	6,213	1,780	6,477	5,405	669%	4,697	264%

Operating income	12,604	17,010	26,982	30,792	4,406	35%	3,810	14%

Other income (expense):
Equity earnings in unconsolidated entity	423	1,399	477	3,338	976	231%	2,861	600%
Interest expense	(1,640)	(4,343)	(8,325)	(10,576)	(2,703)	(165)%	(2,251)	(27)%
Income tax expense	(116)	(99)	(351)	(296)	17	15%	55	16%
Net income	$11,271	$13,967	$18,783	$23,258	2,696	24%	4,475	24%

Total operating margin excluding depreciation and amortization for 2015 was consistent with 2014. Margins increased in our asphalt services and crude oil terminalling and storage services segments as a result of our acquisition of an asphalt terminal in Cheyenne, Wyoming, renegotiated throughput fees for some of our asphalt facilities, and new crude oil storage and terminalling contracts. These were offset by lower margins in our crude oil pipeline services and crude oil trucking and producer field services segments. The 2014 crude oil pipeline services margins included $2.3 million and $4.2 million in sales of crude oil related to accumulated pipeline loss allowances for the three and nine months ended September 30, 2014, respectively, in addition to a $1.5 million insurance claim settlement realized in the third quarter of 2014 that decreased operating expenses. There were no sales of crude oil related to accumulated pipeline loss allowances in 2015. Crude oil trucking and producer field service volumes have decreased approximately 15% for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 primarily due to the decrease in crude oil prices and production volumes and an increase in pipeline-connected barrels.

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

The following table sets forth our operating results from our asphalt services segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(in thousands)	2014	2015	2014	2015	$	%	$	%
Revenue
Third Party Revenue	$18,456	$21,307	$49,196	$54,934	2,851	15%	5,738	12%
Related Party Revenue	246	482	946	887	236	96%	(59)	(6)%
Total Revenue	18,702	21,789	50,142	55,821	3,087	17%	5,679	11%
Operating Expense (excluding depreciation and amortization)	6,627	6,308	20,115	19,067	319	5%	1,048	5%
Operating Margin (excluding depreciation and amortization)	$12,075	$15,481	$30,027	$36,754	3,406	28%	6,727	22%

The following is a discussion of items impacting asphalt services segment operating margin for the periods indicated:

•
Third party revenues increased for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 primarily due to renegotiated throughput fees for some of our facilities as well as revenues earned in relation to an asphalt terminalling facility we acquired in May 2015.

•
The variances in related party revenues for the three and nine months ended September 30, 2015 compared to the same periods in the prior year are due to changes in the volume of short-term spot storage contracts which is driven by short-term market conditions for asphalt products.

•
Operating expenses decreased in both the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 as a result of a decrease in utilities expense.

Crude oil terminalling and storage services segment

Our crude oil terminalling and storage segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling and storage segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(in thousands)	2014	2015	2014	2015	$	%	$	%
Revenue
Third Party Revenue	$1,875	$3,524	$7,020	$9,721	1,649	88%	2,701	38%
Related Party Revenue	3,080	3,041	10,726	9,052	(39)	(1)%	(1,674)	(16)%
Total Revenue	4,955	6,565	17,746	18,773	1,610	32%	1,027	6%
Operating Expense (excluding depreciation and amortization)	1,006	1,325	2,980	4,582	(319)	(32)%	(1,602)	(54)%
Operating Margin (excluding depreciation and amortization)	$3,949	$5,240	$14,766	$14,191	1,291	33%	(575)	(4)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	1,482	5,532	2,331	5,289	4,050	273%	2,958	127%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	73	122	93	119	49	67%	26	28%

The following is a discussion of items impacting crude oil terminalling and storage segment operating margin for the periods indicated:

•
Revenues increased due to the timing of storage contract renewals. As contracts were expiring early in 2014, the rates at which we recontracted storage at the Cushing Interchange were impacted by a backwardated market for West Texas Intermediate crude which led to a decrease in average rates for the comparative three month periods. However, in the fourth quarter of 2014, the market for West Texas Intermediate crude oil returned to contango in which future prices are higher than current prices. This has increased demand for storage services at the Cushing Interchange resulting in an upward trend in storage rates. Due to the timing of the expiration of historical contracts and the execution of new storage contracts, the overall impact of the increase in storage rates began in the second quarter of 2015. As we negotiated new storage service contracts, we have been able to increase customer diversity by the addition of two new customers, as a result of which storage capacity leased by Vitol decreased from nearly two-thirds of our Cushing storage at September 30, 2014 to less than one-half beginning in the second quarter of 2015, resulting in a decrease in an increase in third party revenue.

•
As of October 30, 2015, we had approximately 5.7 million barrels of crude oil storage under service contracts with remaining terms of up to 19 months, including 0.5 million barrels of crude oil storage contracts that expire in 2015. Storage contracts with Vitol represent 2.4 million barrels of crude oil storage capacity under contract.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(in thousands)	2014	2015	2014	2015	$	%	$	%
Revenue
Third Party Revenue	$5,906	$2,594	$13,439	$11,107	(3,312)	(56)%	(2,332)	(17)%
Related Party Revenue	2,098	3,301	5,934	8,291	1,203	57%	2,357	40%
Total Revenue	8,004	5,895	19,373	19,398	(2,109)	(26)%	25	—%
Operating Expense (excluding depreciation and amortization)	2,484	4,855	11,600	13,589	(2,371)	(95)%	(1,989)	(17)%
Operating Margin (excluding depreciation and amortization)	$5,520	$1,040	$7,773	$5,809	(4,480)	(81)%	(1,964)	(25)%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	18	25	19	23	7	39%	4	21%
Eagle North	15	17	15	12	2	13%	(3)	(20)%
East Texas	18	14	17	16	(4)	(22)%	(1)	(6)%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•
Revenues decreased for the three months ended September 30, 2015 compared to the same period in 2014 despite increases in volumes due primarily to the expiration of an increased tariff that was being charged from June 2014 through May 2015 on certain barrels transported on our East Texas pipeline system under a throughput and deficiency agreement. The tariff returned to a lower rate in June of 2015, which decreased the total revenues generated on the East Texas pipeline system.

•
2014 crude oil pipeline margins included $2.3 million and $4.2 million in sales of crude oil related to accumulated pipeline loss allowances for the three and nine months ended September 30, 2014, respectively. There were no sales of crude oil related to accumulated pipeline loss allowance in 2015.

•
Operating expenses increased for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014. The three and nine months ended September 30, 2014 included a $1.5 million insurance claim settlement that decreased operating expenses. In addition, maintenance and repairs expense for the three months ended September 30, 2015 are higher as compared to the same period in 2014 due to the timing of pipeline maintenance.

•
Average throughput on our Eagle North pipeline system was lower in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as a result of a customer’s refinery being in turnaround in the first quarter of 2015. Volumes returned to historical averages in the third quarter of 2015.

Crude oil trucking and producer field services segment

Our crude oil trucking and producer field services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking and producer field services segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(in thousands)	2014	2015	2014	2015	$	%	$	%
Revenue
Third Party Revenue	$12,264	$8,935	$38,280	$29,110	(3,329)	(27)%	(9,170)	(24)%
Related Party Revenue	4,433	4,033	15,057	13,045	(400)	(9)%	(2,012)	(13)%
Total Revenue	16,697	12,968	53,337	42,155	(3,729)	(22)%	(11,182)	(21)%
Operating Expense (excluding depreciation and amortization)	15,607	12,432	48,235	40,067	3,175	20%	8,168	17%
Operating Margin (excluding depreciation and amortization)	$1,090	$536	$5,102	$2,088	(554)	(51)%	(3,014)	(59)%

Average volume (in thousands of barrels per day)	61	52	65	54	(9)	(15)%	(11)	(17)%

The following is a discussion of items impacting crude oil trucking and producer field services segment operating margin for the periods indicated:

•
Our operating margin declined for both the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 primarily due to an increase in pipeline connected barrels and lower crude oil prices causing a significant decrease in crude oil drilling, both of which adversely impacted volumes. In addition, a decrease in the average distance barrels were hauled for our customers decreased our overall rate per barrel charged and operating margin.

Other Income and Expenses

Depreciation and amortization. Depreciation and amortization increased slightly to $6.8 million for the three months ended September 30, 2015 compared to $6.6 million for the three months ended September 30, 2014. Depreciation and amortization increased by $0.8 million to $20.1 million for the nine months ended September 30, 2015 compared to $19.3 million for the nine months ended September 30, 2014. This increase is primarily due to depreciation related to maintenance capital expenditures made throughout 2014 and the first half of 2015 as well as depreciation on the Cheyenne, Wyoming asphalt terminal acquired in the second quarter of 2015.

General and administrative expenses.  General and administrative expenses increased by $0.4 million to $4.7 million for the three months ended September 30, 2015 compared to $4.3 million for the three months ended September 30, 2014. General and administrative expenses increased by $1.3 million to $14.4 million for the nine months ended September 30, 2015 compared to $13.1 million for the nine months ended September 30, 2014. This increase is primarily attributable to employee compensation-related expenses and increased legal expenses incurred in connection with litigation that was settled in the third quarter of 2015.

Gain on sale of assets. The gain on sale of assets for the three and nine months ended September 30, 2015 includes a $6.0 million gain on the sale of crude oil pipeline linefill and storage tank bottoms realized in relation to the settlement of litigation with SemCorp in September 2015. Gains in 2014 were primarily comprised of sales of surplus, used property and equipment.

Equity earnings in unconsolidated affiliate. The equity earnings are attributed to our investment in Advantage Pipeline. This investment began generating equity earnings in the second quarter of 2014 upon the completion of the Crane West station, resulting in increased throughput on the pipeline. Earnings have increased in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 as a result of increased volumes transported by Advantage Pipeline.

Interest expense. Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps.

Total interest expense for the three months ended September 30, 2015 increased by $2.7 million compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, we recorded unrealized losses due to the change in fair value of interest rate swaps of $1.6 million compared to unrealized gains of $1.1 million during the three months ended September 30, 2014. We also incurred interest expense in connection with settlement payments under our interest rate swap agreements of $0.8 million during the three months ended September 30, 2015. During the three months ended September 30, 2014, we incurred interest expense in connection with settlement payments under our interest rate swap agreements of $0.3 million. The interest rate swap agreements were entered into during the first quarter of 2014. In addition, interest on our credit facility decreased by $0.4 million due to decreases in our average debt outstanding and weighted average interest rate.

Total interest expense for the nine months ended September 30, 2015 increased by $2.3 million compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we recorded unrealized losses due to the change in fair value of interest rate swaps of $2.6 million compared to unrealized losses of $0.9 million during the nine months ended September 30, 2014. We also incurred interest expense in connection with settlement payments under our interest rate swap agreements of $2.2 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we incurred interest expense in connection with settlement payments under our interest rate swap agreements of $0.3 million. In addition, interest on our credit facility decreased by $1.5 million due to decreases in our average debt outstanding and weighted average interest rate.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2014 and 2015:

	Nine Months ended September 30,
	2014	2015
	(in millions)
Net cash provided by operating activities	$39.3	$43.2
Net cash used in investing activities	(23.4)	(27.7)
Net cash used in financing activities	(17.7)	(17.0)

Operating Activities.  Net cash provided by operating activities was $43.2 million for the nine months ended September 30, 2015, as compared to $39.3 million for the nine months ended September 30, 2014.  The nine months ended September 30, 2015 includes $3.7 million in distributions received from Advantage Pipeline classified as a return on capital. The increase in cash provided by operating activities was partially offset by changes in working capital.

Investing Activities.  Net cash used in investing activities was $27.7 million for the nine months ended September 30, 2015, as compared to $23.4 million for the nine months ended September 30, 2014.  We acquired an asphalt terminalling facility for $13.9 million during the nine months ended September 30, 2015. Capital expenditures for the nine months ended September 30, 2015 and 2014 included maintenance capital expenditures of $6.0 million and $5.4 million, respectively, and expansion capital expenditures of $24.1 million and $20.0 million, respectively. The nine months ended September 30, 2015 also included $0.3 million in distributions received from Advantage Pipeline classified as a return of capital and $2.3 million in proceeds related to the sale of 30,393 Class A Common Units of SemCorp we received in November 2014 in connection with the settlement of two unsecured claims we filed in connection with SemCorp’s predecessor’s bankruptcy filing in 2008.

Proceeds from the sale of assets of $13.5 million for the nine months ended September 30, 2015 are primarily due to a $12.3 million sale of crude oil pipeline linefill and storage tank bottoms related to the settlement of litigation with SemCorp in September 2015.

Financing Activities.  Net cash used in financing activities was $17.0 million for the nine months ended September 30, 2015, as compared to $17.7 million for the nine months ended September 30, 2014.  Cash used in financing activities for the nine months ended September 30, 2015 consisted primarily of $31.0 million in distributions to our unitholders, while cash provided by financing activities during the period included net borrowings on long term debt of $16.0 million.  Financing activities for the nine months ended September 30, 2014 consisted primarily of $25.9 million in distributions to our unitholders and net repayments on long term debt of $61.0 million partially offset by $71.2 million in proceeds from an equity issuance.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. At September 30, 2015, we had a working capital deficit of $7.5 million. At September 30, 2015, we had approximately $166.9 million of availability under our revolving credit facility, although our ability to borrow such funds may be limited by the financial covenants in our credit facility.  As of September 30, 2015, we could borrow up to $343.1 million, or an additional $109.9 million, under our credit facility within our covenant restrictions. As of October 29, 2015, we have aggregate unused commitments under our revolving credit facility of approximately $163.7 million and cash on hand of approximately $7.2 million.  The credit agreement will mature on June 28, 2018, and all amounts will become due and payable on such date.  See the caption “Debt” in Note 4 to our unaudited condensed consolidated financial statements for further details.

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

Expansion capital expenditures for organic growth projects totaled $24.1 million in the nine months ended September 30, 2015 compared to $20.0 million in the nine months ended September 30, 2014.  We currently expect our expansion capital expenditures for organic growth projects to be approximately $30.0 million to $40.0 million for all of 2015.  Maintenance capital expenditures totaled $5.7 million, net of reimbursable expenditures of $0.3 million, in the nine months ended September 30, 2015 compared to $3.9 million, net of reimbursable expenditures of $1.5 million, in the nine months ended September 30, 2014.  We currently expect maintenance capital expenditures to be approximately $7.0 million to $8.0 million, net of reimbursable expenditures, for all of 2015.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of September 30, 2015, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$251.0	$6.9	$6.9	$237.2	$—
Operating lease obligations	19.5	5.9	8.4	4.2	1.0
Employee contract obligations(2)	0.1	0.1	—	—	—
____________________

(1)
Represents required future principal repayments of borrowings of $232.0 million and variable rate interest payments of $19.0 million.  At September 30, 2015, our borrowings had an interest rate of approximately 3.33%. This interest rate was used to calculate future interest payments.  All amounts outstanding under our credit agreement mature in June 2018.

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

As of October 29, 2015, we had $235.0 million outstanding under our credit facility that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement became effective June 28, 2014 and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, we pay a fixed rate of 1.45% and receive one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015 and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we pay a fixed rate of 1.97% and receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at September 30, 2015 is a liability of $5.3 million and is recorded in long-term interest rate swap liabilities on the unaudited condensed consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

During the three months ended September 30, 2015, the weighted average interest rate under our credit agreement was 3.31%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of September 30, 2015, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased annual interest expense of approximately $0.3 million or decreased annual interest expense of $0.1 million.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of September 30, 2015, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 12 to our unaudited condensed consolidated financial statements and is incorporated herein by reference thereto.

Item 1A.    Risk Factors

Information about risk factors for the three months ended September 30, 2015 does not differ materially from that set forth in Part I, Item 1A, of our 2014 Form 10-K.

Item 6.    Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	November 5, 2015	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	November 5, 2015	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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

101*
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2015; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2015; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital for the nine months ended September 30, 2015; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2015; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________
*     Filed herewith.
#     Furnished herewith