Form 10-Q
period 2016-03-31
Blueknight Energy Partners, L.P.
filed 2016-05-05
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 28, 2016, there were 30,158,619 Series A Preferred Units and 33,202,518 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2015	March 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,038	$2,016
Accounts receivable, net of allowance for doubtful accounts of $38 and $21 at December 31, 2015 and March 31, 2016, respectively	8,697	10,808
Receivables from related parties, net of allowance for doubtful accounts of $225 and $4 at December 31, 2015 and March 31, 2016, respectively	1,844	1,392
Prepaid insurance	1,397	1,660
Assets held for sale, net of accumulated depreciation and impairments of $334 at March 31, 2016	—	107
Other current assets	4,384	4,270
Total current assets	19,360	20,253
Property, plant and equipment, net of accumulated depreciation of $205,967 and $211,780 at December 31, 2015 and March 31, 2016, respectively	312,934	319,641
Investment in unconsolidated affiliate	19,078	19,702
Goodwill	4,387	4,746
Debt issuance costs, net	2,201	1,981
Intangibles and other assets, net	6,786	14,948
Total assets	$364,746	$381,271
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$5,236	$6,232
Accrued interest payable	191	229
Accrued property taxes payable	2,773	2,540
Unearned revenue	4,299	4,922
Unearned revenue with related parties	756	746
Accrued payroll	7,263	3,307
Other current liabilities	6,358	5,179
Total current liabilities	26,876	23,155
Unearned revenue with related parties, noncurrent	80	70
Other long-term liabilities	2,468	2,367
Interest rate swap liabilities	3,103	4,983
Long-term debt	245,000	273,000
Commitments and contingencies (Note 14)
Partners’ capital:
Series A Preferred Units (30,158,619 units issued and outstanding for both dates)	204,599	204,599
Common unitholders (33,039,818 and 33,198,339 units issued and outstanding at December 31, 2015 and March 31, 2016, respectively)	493,824	484,566
General partner interest (1.8% interest with 1,127,755 general partner units outstanding at both dates)	(611,204)	(611,469)
Total Partners’ capital	87,219	77,696
Total liabilities and Partners’ capital	$364,746	$381,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended March 31,
	2015	2016
	(unaudited)
Service revenue:
Third party revenue	$32,123	$30,255
Related party revenue	10,233	7,009
Product sales revenue:
Third party revenue	—	3,745
Total revenue	42,356	41,009
Costs and expenses:
Operating	32,386	27,760
Cost of product sales	—	3,187
General and administrative	4,977	4,745
Asset impairment expense	—	271
Total costs and expenses	37,363	35,963
Gain (loss) on sale of assets	304	(33)
Operating income	5,297	5,013
Other income (expense):
Equity earnings in unconsolidated affiliate	656	624
Interest expense (net of capitalized interest of $23 and $34, respectively)	(4,283)	(4,870)
Income before income taxes	1,670	767
Provision for income taxes	91	41
Net income	$1,579	$726

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$103	$144
Preferred interest in net income	$5,391	$5,391
Loss available to limited partners	$(3,915)	$(4,809)

Basic and diluted net loss per common unit	$(0.12)	$(0.14)

Weighted average common units outstanding - basic and diluted	32,894	33,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
Balance, December 31, 2015	$493,824	$204,599	$(611,204)	$87,219
Net income	(4,678)	5,391	13	726
Equity-based incentive compensation	151	—	2	153
Profits interest contribution	—	—	37	37
Distributions	(4,885)	(5,391)	(317)	(10,593)
Proceeds from sale of 30,444 common units pursuant to the Employee Unit Purchase Plan	154	—	—	154
Balance, March 31, 2016	$484,566	$204,599	$(611,469)	$77,696

The accompanying notes are an integral part of this condensed consolidated financial statement.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months ended March 31,
	2015	2016
	(unaudited)
Cash flows from operating activities:
Net income	$1,579	$726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	(4)	(13)
Provision for uncollectible receivables from related parties	—	(225)
Depreciation and amortization	6,646	7,135
Amortization of debt issuance costs	219	220
Unrealized loss related to interest rate swaps	1,806	1,880
Asset impairment charge	—	271
Loss (gain) on sale of assets	(304)	33
Equity-based incentive compensation	11	153
Equity earnings in unconsolidated affiliate	(656)	(624)
Gain related to investments	(267)	—
Changes in assets and liabilities
Increase in accounts receivable	(1,217)	(2,098)
Decrease (increase) in receivables from related parties	(449)	677
Decrease in prepaid insurance	278	487
Decrease (increase) in other current assets	(83)	114
Decrease in other assets	4	34
Increase (decrease) in accounts payable	(135)	562
Increase (decrease) in accrued interest payable	(31)	38
Decrease in accrued property taxes	(362)	(233)
Increase in unearned revenue	424	309
Decrease in unearned revenue from related parties	(116)	(20)
Decrease in accrued payroll	(2,901)	(3,956)
Decrease in other accrued liabilities	(360)	(823)
Net cash provided by operating activities	4,082	4,647
Cash flows from investing activities:
Acquisitions	—	(18,989)
Capital expenditures	(6,413)	(4,269)
Proceeds from sale of assets	417	884
Distributions from unconsolidated affiliate	1,906	—
Proceeds from sale of investments	2,346	—
Net cash used in investing activities	(1,744)	(22,374)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(483)	(893)
Borrowings under credit facility	25,000	44,000
Payments under credit facility	(17,000)	(16,000)
Proceeds from equity issuance, net of offering costs	—	154
Capital contribution related to profits interest	37	37
Distributions	(10,170)	(10,593)
Net cash provided by (used in) financing activities	(2,616)	16,705
Net decrease in cash and cash equivalents	(278)	(1,022)
Cash and cash equivalents at beginning of period	2,661	3,038
Cash and cash equivalents at end of period	$2,383	$2,016

Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$(593)	$434
Increase in accrued liabilities related to insurance premium financing agreement	$800	$750

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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated statements of operations for the three months ended March 31, 2015 and 2016, the condensed consolidated statement of changes in partners’ capital for the three months ended March 31, 2016, the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2016, and the condensed consolidated balance sheet as of March 31, 2016, are unaudited.  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2015 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2016 (the “2015 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2015 Form 10-K.

The Partnership’s investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership has significant influence but not control, is accounted for by the equity method. The Partnership does not consolidate any part of the assets or liabilities of its equity investee. The Partnership’s share of net income or loss is reflected as one line item on the Partnership’s unaudited condensed consolidated statements of operations entitled “Equity earnings in unconsolidated affiliate” and will increase or decrease, as applicable, the carrying value of the Partnership’s “Investment in unconsolidated affiliate” on the unaudited condensed consolidated balance sheets. Distributions to the Partnership reduce the carrying value of its investment and are reflected in the Partnership’s unaudited condensed consolidated statements of cash flows in the line item “Distributions from unconsolidated affiliate.” In turn, contributions will increase the carrying value of the Partnership’s investment and will be reflected in the Partnership’s unaudited condensed consolidated statements of cash flows in investing activities.

3.     RESTRUCTURING CHARGES

During the fourth quarter of 2015, the Partnership recognized certain restructuring charges in our crude oil trucking and producer field services segment pursuant to an approved plan to exit the trucking market in West Texas.

Changes in the accrued amounts pertaining to the restructuring charges are summarized as follows:

For the three months ended March 31,
2016
(in thousands)
Beginning Balance	$1,565
Charged to expense	—
Cash Payments	562
Ending Balance	$1,003

The remaining accrual relates to lease payments that will be paid over the remaining lease terms, which extend through July 2019.

4.    EQUITY METHOD INVESTMENT

The Partnership’s investment in Advantage Pipeline, over which the Partnership has significant influence but not control, is accounted for by the equity method. As of March 31, 2016, the Partnership's investment represents a 30% ownership interest in Advantage Pipeline.
Summarized financial information for Advantage Pipeline is set forth in the tables below for the periods indicated (in thousands).

	December 31, 2015	March 31, 2016
Balance sheets
Current assets	$2,496	$2,628
Noncurrent assets	86,702	88,808
Total assets	$89,198	$91,436
Current liabilities	2,534	$1,476
Long-term liabilities	23,194	24,086
Member’s equity	63,470	65,874
Total liabilities and member’s equity	$89,198	$91,436

	For the three months ended March 31,
	2015	2016
Income statements
Operating revenues	$5,253	$5,105
Net income	$2,329	$2,404

5.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2015	March 31, 2016

		(dollars in thousands)
Land	N/A	$19,680	$23,234
Land improvements	10-20	6,382	6,668
Pipelines and facilities	5-30	165,497	166,129
Storage and terminal facilities	10-35	251,051	258,817
Transportation equipment	3-10	13,728	11,976
Office property and equipment and other	3-20	28,453	28,835
Pipeline linefill and tank bottoms	N/A	3,474	3,425
Construction-in-progress	N/A	30,636	32,337
Property, plant and equipment, gross		518,901	531,421
Accumulated depreciation		(205,967)	(211,780)
Property, plant and equipment, net		$312,934	$319,641

Depreciation expense for the three months ended March 31, 2015 and 2016 was $6.6 million and $6.9 million, respectively.

6.    DEBT

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

As of April 28, 2016, approximately $272.0 million of revolver borrowings and $1.2 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $126.8 million available capacity for additional revolver borrowings and letters of credit under the credit facility, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit facility. The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after June 28, 2013 refer to the amended and restated credit agreement, as amended on September 15, 2014.

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

From and after the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 5.00 to 1.00; provided that after the maximum permitted consolidated total leverage ratio is 5.50 to 1.00 for the fiscal quarters ending March 31, 2016 through September 30, 2016, and 5.00 to 1.00 for each fiscal quarter thereafter.

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

At March 31, 2016, the Partnership’s consolidated total leverage ratio was 4.19 to 1.00 and the consolidated interest coverage ratio was 6.19 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of March 31, 2016.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as no default or event of default exists under the credit agreement on a pro forma basis after giving effect to such distribution. The Partnership is currently allowed to make distributions to its unitholders in accordance with this covenant; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Board of Directors (the “Board”) of Blueknight Energy Partners G.P., L.L.C. (the “General Partner”) in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.  See Note 8 for additional information regarding distributions.

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

If any default occurs under the credit agreement, or if the Partnership is unable to make any of the representations and warranties in the credit agreement, the Partnership will be unable to borrow funds or to have letters of credit issued under the credit agreement.

The Partnership capitalized no debt issuance costs during either of the three months ended March 31, 2015 or 2016. Debt issuance costs are being amortized over the term of the amended and restated credit agreement. Interest expense related to debt issuance cost amortization for each of the three months ended March 31, 2015 and 2016 was $0.2 million.

During the three months ended March 31, 2015 and 2016, the weighted average interest rate under the Partnership’s credit agreement was 3.41% and 3.60%, respectively, resulting in interest expense of approximately $1.9 million and $2.4 million, respectively. As of March 31, 2016, borrowings under the Partnership’s amended and restated credit agreement bore interest at a weighted average interest rate of 3.77%.

During each of the three months ended March 31, 2015 and 2016, the Partnership capitalized interest of less than $0.1 million.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, the Partnership entered into two interest rate swap agreements with an aggregate notional amount of $200.0 million. The first agreement has a notional amount of $100.0 million, became effective June 28, 2014, and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, the Partnership pays a fixed rate of 1.45% and receives one-month LIBOR with monthly settlement. The second agreement has a notional amount of $100.0 million, became effective January 28, 2015, and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, the Partnership pays a fixed rate of 1.97% and receives one-month LIBOR with monthly settlement. During each of the three months ended March 31, 2015 and 2016, the Partnership recorded swap interest expense of $0.6 million. The fair market value of the interest rate swaps at December 31, 2015 and March 31, 2016 is a liability of $3.1 million and $5.0 million, respectively, and is recorded in long-term interest rate swap liabilities on the unaudited condensed consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

7.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s General Partner based on the General Partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended March 31,
	2015	2016
Net income	$1,579	$726
General partner interest in net income	103	144
Preferred interest in net income	5,391	5,391
Loss available to limited partners	$(3,915)	$(4,809)

Basic and diluted weighted average number of units:
Common units	32,894	33,176
Restricted and phantom units	562	616

Basic and diluted net loss per common unit	$(0.12)	$(0.14)

8.    PARTNERS’ CAPITAL AND DISTRIBUTIONS

On September 22, 2014, the Partnership issued and sold 9,775,000 common units for a public offering price of $7.61 per unit, resulting in proceeds of approximately $71.2 million, net of underwriters’ discount and offering expenses of $3.2 million.

On April 19, 2016, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $5.4 million, for the quarter ending March 31, 2016.  The Partnership will pay this distribution on the preferred units on May 13, 2016, to unitholders of record as of May 3, 2016.

In addition, on April 19, 2016, the Board declared a cash distribution of $0.1450 per unit on its outstanding common units. The distribution will be paid on May 13, 2016, to unitholders of record on May 3, 2016. The distribution is for the three months ended March 31, 2016. The total distribution will be approximately $5.3 million, with approximately $4.8 million and $0.3 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s long-term incentive plan.

9.    RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol as well as certain operating, strategic assessment, economic evaluation and project design services.  For the three months ended March 31, 2015 and 2016, the Partnership recognized revenues of $9.9 million and $6.6 million, respectively, for services provided to Vitol. As of December 31, 2015 and March 31, 2016, the Partnership had receivables from Vitol of $1.8 million and $1.3 million, net of allowance for doubtful accounts. As of December 31, 2015 and March 31, 2016, the Partnership had unearned revenues from Vitol of $0.8 million for both periods.

The Partnership also provides operating and administrative services to Advantage Pipeline. For the three months ended March 31, 2015 and 2016, the Partnership earned revenues of $0.3 million and $0.4 million, respectively, for services provided to Advantage Pipeline. As of December 31, 2015 and March 31, 2016, the Partnership had receivables from Advantage Pipeline of $0.1 million for each period.

10.    LONG-TERM INCENTIVE PLAN

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

In connection with each anniversary of joining the Board, restricted common units are granted to the independent directors. The units vest in one-third increments over three years. The following table includes information on grants made to the directors under the LTIP:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value(1)	Grant Date Total Fair Value
			(in thousands)
December 2013	7,500	$8.62	$65
December 2014	7,500	6.43	48
December 2015	15,120	5.06	77
_________________
(1)    Fair value is the closing market price on the grant date of the awards.

The Partnership also grants phantom units to employees. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The following table includes information on the outstanding grants:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value(1)	Grant Date Total Fair Value
			(in thousands)
March 2014	276,773	$9.06	$2,508
March 2015	266,076	7.74	2,059
March 2016	416,131	4.77	1,985
_________________
(1)    Fair value is the closing market price on the grant date of the awards.

The unrecognized estimated compensation cost of outstanding phantom units at March 31, 2016, was $3.3 million, which will be recognized over the remaining vesting period.

In September 2012, Mr. Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at March 31, 2016, was $0.8 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for each of the three months ended March 31, 2015 and 2016, was $0.5 million.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	915,541	$7.81
Granted	416,131	4.77
Vested	197,315	8.75
Forfeited	11,465	8.32
Nonvested at March 31, 2016	1,122,892	$6.51

11.    EMPLOYEE BENEFIT PLANS

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis.  The Partnership recognized expense of $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2015 and 2016, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.2 million for each of the three months ended March 31, 2015 and 2016, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized compensation expense of less than $0.1 million for each of the three months ended March 31, 2015 and 2016, in connection with the Unit Purchase Plan.

12.    FAIR VALUE MEASUREMENTS

The Partnership uses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost) to value assets and liabilities required to be measured at fair value, as appropriate. The Partnership uses an exit price when determining the fair value. The exit price represents amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$3,103	$—	$3,103	$—
Total	$3,103	$—	$3,103	$—

	Fair Value Measurements as of March 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$4,983	$—	$4,983	$—
Total	$4,983	$—	$4,983	$—

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

At March 31, 2016, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at March 31, 2016 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

13.    OPERATING SEGMENTS

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

CRUDE OIL PIPELINE SERVICES —The Partnership owns and operates three pipeline systems, the Mid-Continent system, the East Texas system and the Eagle North System, that gather crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership also engages in marketing crude oil that is purchased at production leases and transported on its pipelines. The Partnership refers to its pipeline system located in Oklahoma and the Texas Panhandle as the

Mid-Continent system. It refers to its second pipeline system, which is located in Texas, as the East Texas system.  The Partnership refers to its third system, originating in Cushing, Oklahoma, and terminating in Ardmore, Oklahoma, as the Eagle North system.

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

The Partnership’s management evaluates performance based upon segment operating margin, which includes revenues from related parties and external customers less operating expenses excluding depreciation and amortization. The non-GAAP measure of operating margin, excluding depreciation and amortization, (in the aggregate and by segment) is presented in the following table. The Partnership computes the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin, excluding depreciation and amortization, to income before income taxes, which is its nearest comparable GAAP financial measure, is included in the following table. The Partnership believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin, excluding depreciation and amortization, is an important measure of the economic performance of the Partnership’s core operations. This measure forms the basis of the Partnership’s internal financial reporting and is used by its management in deciding how to allocate capital resources among segments.  Income before income taxes, alternatively, includes expense items, such as depreciation and amortization, general and administrative expenses and interest expense, which management does not consider when evaluating the core profitability of the Partnership’s operations.

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended March 31,
	2015	2016
Asphalt Terminalling Services
Service revenue
Third party revenue	$14,613	$17,306
Related party revenue	152	302
Total revenue for reportable segments	14,765	17,608
Operating expense (excluding depreciation and amortization)	6,152	6,435
Operating margin (excluding depreciation and amortization)	8,613	11,173
Total assets (end of period)	$90,979	$118,140

Crude Oil Terminalling and Storage Services
Service revenue
Third party revenue	$2,553	$3,561
Related party revenue	3,077	2,761
Total revenue for reportable segments	5,630	6,322
Operating expense (excluding depreciation and amortization)	1,561	1,160
Operating margin (excluding depreciation and amortization)	4,069	5,162
Total assets (end of period)	$68,859	$72,810

Crude Oil Pipeline Services
Service revenue
Third party revenue	$4,275	$2,252
Related party revenue	2,383	2,317
Product sales revenue
Third party revenue	—	3,745
Total revenue for reportable segments	6,658	8,314
Operating expense (excluding depreciation and amortization)	3,909	4,227
Operating expense (intersegment)	—	260
Cost of product sales	—	3,187
Operating margin (excluding depreciation and amortization)	2,749	640
Total assets (end of period)	$184,061	$177,858

Crude Oil Trucking and Producer Field Services
Service revenue
Third party revenue	$10,682	$7,136
Related party revenue	4,621	1,629
Intersegment revenue	—	260
Total revenue for reportable segments	15,303	9,025
Operating expense (excluding depreciation and amortization)	14,118	8,803
Operating margin (excluding depreciation and amortization)	1,185	222
Total assets (end of period)	$18,002	$12,463

Total operating margin (excluding depreciation and amortization)(1)	$16,616	$17,197

Total Segment Revenues	$42,356	$41,269
Elimination of Intersegment Revenues	$—	$(260)
Consolidated Revenues	$42,356	$41,009

____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months Ended March 31,
	2015	2016
Operating margin (excluding depreciation and amortization)	$16,616	$17,197
Depreciation and amortization	(6,646)	(7,135)
General and administrative expenses	(4,977)	(4,745)
Asset impairment expense	—	(271)
Gain (loss) on sale of assets	304	(33)
Interest expense	(4,283)	(4,870)
Equity earnings in unconsolidated affiliate	656	624
Income before income taxes	$1,670	$767

14.    COMMITMENTS AND CONTINGENCIES

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

The Partnership has contractual obligations to perform dismantlement and removal activities in the event that some of its asphalt product and residual fuel oil terminalling and storage assets are abandoned. These obligations include varying levels of activity including completely removing the assets and returning the land to its original state. The Partnership has determined that the settlement dates related to the retirement obligations are indeterminate. The assets with indeterminate settlement dates have been in existence for many years and with regular maintenance will continue to be in service for many years to come. Also, it is not possible to predict when demands for the Partnership’s terminalling and storage services will cease, and the Partnership does not believe that such demand will cease for the foreseeable future.  Accordingly, the Partnership believes the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, the Partnership cannot reasonably estimate the fair value of the associated asset retirement obligations.  Management believes that if the Partnership’s asset retirement obligations were settled in the foreseeable future the present value of potential cash flows that would be required to settle the obligations based on current costs are not material.  The Partnership will record asset retirement obligations for these assets in the period in which sufficient information becomes available for it to reasonably determine the settlement dates.

15.    INCOME TAXES

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at March 31, 2016, are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$870
Deferred tax asset	870

Less: valuation allowance	870
Net deferred tax asset	$—

The Partnership has considered the taxable income projections in future years, whether the carryforward period is so brief that it would limit realization of tax benefits, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a full valuation allowance against its deferred tax asset as of March 31, 2016.

16.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The objective of this Update is to simplify the income statement presentation requirements by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Partnership adopted this update for the period ending March 31, 2016, and there was no material impact on the Partnership’s financial position, results of operations or cash flow.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. The Partnership adopted this update for the period ending March 31, 2016, and there was no material impact on the Partnership’s financial position, results of operations or cash flow.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. At the June 18, 2015 Emerging Issues Task Force meeting, the SEC observer stated that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to revolving debt arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. As the Partnership’s debt is a revolving credit facility, there was no material impact on the Partnership’s financial position, results of operations or cash flow for the three month period ending March 31, 2016.

In April 2015, the FASB issued ASU 2015-06, “Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” Master limited partnerships (“MLPs”) apply the two-class method to calculate earnings per unit (“EPU”) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a MLP, and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the MLP are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control.

The amendments in ASU 2015-06 specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Partnership adopted this update for the period ending March 31, 2016, and there was no material impact on the Partnership’s financial position, results of operations or cash flow.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Partnership adopted this update for the period ending March 31, 2016, and there was no material impact on the Partnership’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations.” This update offers guidance on principal versus agent considerations in relation to ASU 2014-09, “Revenue from Contracts with Customers.” The effective date for the amendments in this update are the same as the effective date of ASU 2014-09. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2018.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” This update is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2017.

In March 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing.” This update offers guidance on identifying performance obligations and licensing in relation to ASU 2014-09, “Revenue from Contracts with Customers.” The effective date for the amendments in this update are the same as the effective date of ASU 2014-09. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P., together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C., (3) Vitol refers to Vitol Holding B.V., its affiliates and subsidiaries (other than our General Partner and us) and (4) Charlesbank refers to Charlesbank Capital Partners, LLC, its affiliates and subsidiaries (other than our General Partner and us).  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2016 (the “2015 Form 10-K”).

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the 2015 Form 10-K.

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

Potential Impact of Recent Crude Oil Market Price Changes on Future Revenues

Since June of 2014, the market price of West Texas Intermediate crude oil has decreased more than 60%, from a peak of approximately $108 per barrel to approximately $45 per barrel in May of 2016. In addition, during the fourth quarter of 2014, the West Texas Intermediate crude oil forward price curve changed from a backwardated curve (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible) to a contango curve (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time). In addition to changes in the price of crude oil and changes in the forward pricing curve, there has been significant volatility in the overall energy industry and specifically in publicly traded midstream energy partnerships. As a result there are a number of trends that may impact our partnership in the near term. These include the market price for crude oil, decreased production in areas in which we serve, decreased demand for transportation capacity and an increased cost of capital. We expect these changes to have the following near-term impacts:

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

Crude Oil Terminalling and Storage Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month. In September 2014, we had approximately 4.8 million barrels of storage with contracts that had expired or would expire between September 30, 2014 and May 31, 2015. As a result of the decrease in the crude oil price and change in the crude oil curve, we have been able to renew expiring contracts at average rates higher than those in place at September 30, 2014, and increase customer diversity by the addition of two new customers, as a result of which storage capacity leased by Vitol decreased from nearly two-thirds of our Cushing storage at September 30, 2014, to less than one-half beginning in the second quarter of 2015. The percentage of storage capacity leased by Vitol has remained consistent since the second quarter of 2015.

Crude Oil Pipeline Services - We do not currently expect the recent crude oil price changes to have a significant impact on our Mid-Continent pipeline system as a portion of that capacity is contracted under a long-term throughput and deficiency agreement and volumes remained consistent throughout 2015. However, in late April 2016, we suspended service on our Mid-Continent pipeline system due to a discovery of a pipeline exposure caused by recent heavy rains and erosion of a river in southern Oklahoma. There has been no loss of product. We have taken action to mitigate the service suspension and are working with customers to divert volumes. In addition, we are evaluating the repair necessary to restore service and the potential financial impact. Our preliminary estimate of the financial impact for the remainder of 2016 is between $0.5 million and $1.0 million. The throughput and deficiency agreement on our Eagle North system has not been renewed, and volumes transported under the agreement are expected to cease by the end of the second quarter of 2016. We have plans to reverse the flow of the Eagle North system to transport lighter gravities of crude oil from Southern Oklahoma to Cushing, Oklahoma. We have experienced a decrease in revenue on our East Texas pipeline system as a result of an overall decrease in production in the area and the expiration of an incentive tariff on a section of the system. As a result of the decrease in revenues and resulting decline in market values, we recognized non-cash impairment expenses of $12.6 million and $1.4 million related to our East Texas pipeline system and a portion of our Mid-Continent pipeline system, respectively, in the fourth quarter of 2015. In addition, in West Texas a number of new pipelines have been or are expected to be put into service, which will increase the amount of takeaway capacity and competition for the same or declining volumes of crude oil and may impact margins and future equity earnings from the West Texas Pecos River Pipeline, in which we have a 30% equity ownership interest.

Crude Oil Trucking and Producer Field Services - A backwardated crude oil curve tends to favor the crude oil transportation services business as crude oil marketers are incentivized to deliver crude oil to market and sell as soon as possible. When the crude oil market curve changed from a backwardated curve to a contango curve in the fourth quarter of 2014, coupled with a decrease in the absolute price of crude oil, transported volumes started decreasing. Throughout 2015, we experienced downward rate pressure in our trucking and producer field services business as producers and marketers attempted to renegotiate service rates to preserve their operating margins in the changing market. In addition, during the second half of 2015, our West Texas operating margins and transported volumes were negatively impacted by increased competition from transporters moving equipment from crude oil shale areas to West Texas, where crude oil volumes have remained relatively consistent, and by producers and marketers quickly pipe-connecting transported barrels. As a result, we decided to cease trucking barrels in West Texas and refocus our efforts on transporting barrels around our owned crude oil pipelines and storage assets in Oklahoma and Kansas. In the fourth quarter of 2015, we recorded a restructuring charge of $1.6 million associated with our exit from West Texas, in addition to a non-cash impairment expense of $0.5 million associated with a write-down of assets to their estimated net realizable value. See Note 3 to our unaudited consolidated financial statements for additional detail regarding this restructuring expense.

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

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. For the three months ended March 31, 2016, we derived approximately $6.6 million and $0.4 million of our revenues from services we provided to Vitol and Advantage Pipeline L.L.C. (“Advantage Pipeline”), respectively, with the remainder of our services being provided to third parties.

Terminalling and storage revenues consist of (i) storage service fees from actual storage used on a month-to-month basis; (ii) storage service fees resulting from short-term and long-term contracts for committed space that may or may not be utilized by the customer in a given month; and (iii) terminal throughput service charges to pump crude oil to connecting carriers or to deliver asphalt product out of our terminals. Terminal throughput service charges are recognized as the crude oil exits the terminal and is delivered to the connecting crude oil carrier or third-party terminal and as the asphalt product is delivered out of our terminal. Storage service revenues are recognized as the services are provided on a monthly basis. We earn terminalling and storage revenues in two of our segments: (i) asphalt terminalling services and (ii) crude oil terminalling and storage services.

We have leases and storage agreements with third party customers for all of our 45 asphalt facilities.  The majority of the leases and storage agreements related to these facilities have terms that expire between the end of 2016 and the end of 2018.  We operate the asphalt facilities pursuant to the storage agreements, while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

As of April 28, 2016, we had approximately 5.8 million barrels of crude oil storage under service contracts with remaining terms ranging from 1 month to 12 months, including 2.8 million barrels of crude oil storage contracts that expire in 2016. Storage contracts with Vitol represent 2.4 million barrels of crude oil storage capacity under contract. We are in negotiations to either extend contracts with existing customers or enter into new customer contracts for the storage capacity expiring in 2016; however, there is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as the expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

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

During the three months ended March 31, 2016, we transported approximately 51,000 barrels per day on our pipelines, which is an increase of 16% compared to the three months ended March 31, 2015. Vitol accounted for 31% and 34% of volumes transported in our pipelines in the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, we transported approximately 31,000 barrels per day on our crude oil transport trucks, a decrease of 47% as compared to the three months ended March 31, 2015. Vitol accounted for approximately 29% and 44% of volumes transported by our crude oil transport trucks in the three months ended March 31, 2016 and 2015, respectively.

Product sales revenues are comprised of (i) revenues recognized for the sale of crude oil to our customers that we purchase at production leases and (ii) revenue recognized in buy/sell transactions with our customers. Product sales revenue is recognized for products upon delivery and when the customer assumes the risks and rewards of ownership. We earn product sales revenue in our crude oil pipeline services operating segment.

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate our asphalt product storage tanks and terminals.  We recognize fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

Our Expenses

Operating expenses decreased by 14% in 2016 as compared to 2015. This is primarily a result of a decrease in compensation expense and fuel costs related to the restructuring of our trucking and field services operating segment initiated in the fourth quarter of 2015. General and administrative expenses also decreased by 5% in 2016 as compared to 2015. Our interest expense increased by 14% in 2016 as compared to 2015. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the decrease in interest expense in 2016.

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

Under ASC 740 – Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	taxable income projections in future years;

•	whether the carryforward period is so brief that it would limit realization of tax benefits;

•	future revenue and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing service rates and cost structures; and

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of March 31, 2016.

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

On April 19, 2016, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $5.4 million, for the quarter ending March 31, 2016.  We will pay this distribution on the preferred units on May 13, 2016, to unitholders of record as of May 3, 2016.

In addition, on April 19, 2016, the Board approved a cash distribution of $0.1450 per unit on our outstanding common units. The distribution will be paid on May 13, 2016, to unitholders of record on May 3, 2016. The distribution is for the three months ended March 31, 2016. The total distribution to be paid is approximately $5.3 million, with approximately $4.8 million and $0.3 million paid to our common unitholders and general partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our long-term incentive plan.

Results of Operations

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures that are known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future.  The primary measure used by management is operating margin, excluding depreciation and amortization.

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

The table below summarizes our financial results for the three months ended March 31, 2015 and 2016, reconciled to the most directly comparable GAAP measure:

Operating Results	Three Months ended March 31,		Favorable/(Unfavorable)
(in thousands)	2015	2016	$	%
Operating Margin, excluding depreciation and amortization:
Asphalt terminalling services operating margin	$8,613	$11,173	2,560	30%
Crude oil terminalling and storage operating margin	4,069	5,162	1,093	27%
Crude oil pipeline services operating margin	2,749	640	(2,109)	(77)%
Crude oil trucking and producer field services operating margin	1,185	222	(963)	(81)%
Total operating margin, excluding depreciation and amortization	16,616	17,197	581	3%

Depreciation and amortization	(6,646)	(7,135)	(489)	(7)%
General and administrative expense	(4,977)	(4,745)	232	5%
Asset impairment expense	—	(271)	(271)	N/A
Gain (loss) on sale of assets	304	(33)	(337)	(111)%

Operating income	5,297	5,013	(284)	(5)%

Other income (expense):
Equity earnings in unconsolidated entity	656	624	(32)	(5)%
Interest expense	(4,283)	(4,870)	(587)	(14)%
Income tax expense	(91)	(41)	50	55%
Net income	$1,579	$726	(853)	(54)%

Operating margin, excluding depreciation and amortization, increased in our asphalt terminalling services and crude oil terminalling and storage services segments as a result of acquisitions of three asphalt terminals, annual contract escalations, and new crude oil storage and terminalling contracts. These increases were offset by lower operating margins in our crude oil pipeline services and crude oil trucking and producer field services segments. Even though total pipeline transported volumes increased, pipeline services operating margin, excluding depreciation and amortization, decreased $2.1 million. This decrease resulted from the expiration of an increased tariff that was being charged from June 2014 through May 2015 on certain barrels transported on our East Texas pipeline system under a throughput and deficiency agreement. The tariff returned to a lower rate in June of 2015, which decreased the service revenues generated on the East Texas pipeline system by $2.2 million when comparing the three months ended March 31, 2016 to the same period in 2015. Crude oil trucking and producer field services operating margin, excluding depreciation and amortization, decreased due to continued pressure on trucking and producer field service rates resulting from the decline in crude oil prices and a decrease in transported volumes.

    A more detailed analysis of changes in operating margin by segment follows.

Analysis of Operating Segments

Asphalt terminalling services segment

Our asphalt terminalling services segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for asphalt product and residual fuel oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)
(in thousands)	2015	2016	$	%
Service Revenue:
Third Party Revenue	$14,613	$17,306	2,693	18%
Related Party Revenue	152	302	150	99%
Total Revenue	14,765	17,608	2,843	19%
Operating Expense (excluding depreciation and amortization)	6,152	6,435	(283)	(5)%
Operating Margin (excluding depreciation and amortization)	$8,613	$11,173	2,560	30%

The following is a discussion of items impacting asphalt terminalling services segment operating margin for the periods indicated:

•
Third party revenues increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to annual contract escalations and the acquisition of one asphalt terminalling facility in May 2015 and two asphalt terminalling facilities in February 2016.

•
The variance in related party revenues for the three months ended March 31, 2016, compared to the same period in the prior year is primarily due to an additional storage tank being leased by Vitol as of January 1, 2016.

•	Operating expenses increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to the two asphalt terminalling facilities acquired in February 2016.

Crude oil terminalling and storage services segment

Our crude oil terminalling and storage segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling and storage segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)
(in thousands)	2015	2016	$	%
Service Revenue:
Third Party Revenue	$2,553	$3,561	1,008	39%
Related Party Revenue	3,077	2,761	(316)	(10)%
Total Revenue	5,630	6,322	692	12%
Operating Expense (excluding depreciation and amortization)	1,561	1,160	401	26%
Operating Margin (excluding depreciation and amortization)	$4,069	$5,162	1,093	27%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	4,400	5,440	1,040	24%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	126	106	(20)	(16)%

The following is a discussion of items impacting crude oil terminalling and storage segment operating margin for the periods indicated:

•
Revenues increased due to the timing of storage contract renewals. As contracts were expiring early in 2014, the rates at which we recontracted storage at the Cushing Interchange were impacted by a backwardated market for West Texas Intermediate crude which led to a decrease in average rates for the comparative three month periods. However, in the fourth quarter of 2014, the market for West Texas Intermediate crude oil returned to contango in which future prices are higher than current prices. This has increased demand for storage services at the Cushing Interchange, resulting in an upward trend in storage rates. Due to the timing of the expiration of historical contracts and the execution of new storage contracts, the overall impact of the increase in storage rates began in the second quarter of 2015. As we negotiated new storage service contracts, we have been able to increase customer diversity by the addition of two new customers, as a result of which storage capacity leased by Vitol decreased from nearly two-thirds of our Cushing storage at September 30, 2014, to less than one-half beginning in the second quarter of 2015, resulting in an increase in third party revenue. The percentage of storage capacity leased by Vitol has remained consistent since the second quarter of 2015.

•
As of April 28, 2016, we had approximately 5.8 million barrels of crude oil storage under service contracts with remaining terms of up to 12 months, including 2.8 million barrels of crude oil storage contracts that expire in 2016. Storage contracts with Vitol represent 2.4 million barrels of crude oil storage capacity under contract.

•
Operating expenses for the three months ended March 31, 2016, decreased as compared to the three months ended March 31, 2015, primarily as a result of the timing of tank inspections and related maintenance and repair, as well as a decrease in compensation expense due to our no longer operating the Vitol Midland terminal.

Crude oil pipeline services segment

Our crude oil pipeline services segment operations include both service and product sales revenue. Service revenue generally consists of tariffs and other fees associated with transporting crude oil products on pipelines. Product sales revenue is comprised of (i) revenues recognized for the sale of crude oil to our customers that we purchase at production leases and (ii) revenue recognized in buy/sell transactions with our customers. Product sales revenue is recognized for products upon delivery and when the customer assumes the risks and rewards of ownership.

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)
(in thousands)	2015	2016	$	%
Service revenue:
Third Party Revenue	$4,275	$2,252	(2,023)	(47)%
Related Party Revenue	2,383	2,317	(66)	(3)%
Product sales revenue:
Third Party Revenue	—	3,745	3,745	N/A
Total Revenue	6,658	8,314	1,656	25%
Operating Expense (excluding depreciation and amortization)	3,909	4,227	(318)	(8)%
Operating Expense (intersegment)	—	260	(260)	N/A
Cost of Product Sales	—	3,187	(3,187)	N/A
Operating Margin (excluding depreciation and amortization)	$2,749	$640	(2,109)	(77)%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	22	26	4	18%
Eagle North	5	14	9	180%
East Texas	17	11	(6)	(35)%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•
Service revenues decreased for the three months ended March 31, 2016, compared to the same period in 2015 due to the expiration of an increased tariff that was being charged from June 2014 through May 2015 on certain barrels transported on our East Texas pipeline system under a throughput and deficiency agreement. The tariff returned to a lower rate in June of 2015, which decreased the service revenues generated on the East Texas pipeline system by $2.2 million when comparing the three months ended March 31, 2016 to the same period in 2015. This decrease in service revenues was partially offset by an increase in volumes and revenues on the Mid-Continent and Eagle North pipelines. In the first quarter of 2015, the refinery served by the Eagle North pipeline was undergoing maintenance.

•
Product revenues increased for the three months ended March 31, 2016, compared to the same period in 2015 due to our acquisition of the Red River pipeline in November 2015. In conjunction with our acquisition of the Red River pipeline, we began marketing crude oil that we purchase at production leases. Revenue from this activity is reflected in product sales revenue.

•
Cost of product sales increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the cost of the marketed crude oil barrels transported on the Red River pipeline that was acquired in November 2015.

•	Operating expenses also increased due to the acquisition of the Red River pipeline in November 2015.

•
In late April 2016, we suspended service on our Mid-Continent pipeline system due to a discovery of a pipeline exposure caused by recent heavy rains and erosion of a river in southern Oklahoma. There has been no loss of product. We have taken action to mitigate the service suspension and are working with customers to divert volumes. In addition, we are evaluating the repair necessary to restore service and the potential financial impact. Our preliminary estimate of the financial impact for the remainder of 2016 is between $0.5 million and $1.0 million.

Crude oil trucking and producer field services segment

Our crude oil trucking and producer field services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking and producer field services segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)
(in thousands)	2015	2016	$	%
Service revenue:
Third Party Revenue	$10,682	$7,136	(3,546)	(33)%
Related Party Revenue	4,621	1,629	(2,992)	(65)%
Intersegment Revenue	—	260	260	N/A
Total Revenue	15,303	9,025	(6,278)	(41)%
Operating Expense (excluding depreciation and amortization)	14,118	8,803	5,315	38%
Operating Margin (excluding depreciation and amortization)	$1,185	$222	(963)	(81)%

Average volume (in thousands of barrels per day)	58	31	(27)	(47)%

The following is a discussion of items impacting crude oil trucking and producer field services segment operating margin for the periods indicated:

•
Operating margin (excluding depreciation and amortization) decreased for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to continued pressure on trucking and producer field service rates due to the decline in crude oil prices and a decrease in transported volumes.

Other Income and Expenses

Depreciation and amortization. Depreciation and amortization increased by $0.5 million to $7.1 million for the three months ended March 31, 2016, compared to $6.6 million for the three months ended March 31, 2015. This increase is primarily due to depreciation on the asphalt terminal acquired in the second quarter of 2015 as well as the two asphalt terminals acquired in the first quarter of 2016.

General and administrative expenses.  General and administrative expenses decreased by $0.2 million to $4.7 million for the three months ended March 31, 2016, compared to $5.0 million for the three months ended March 31, 2015. This decrease is primarily attributable to a decrease in professional expenses.

Asset impairment expense. Asset impairment expense for the three months ended March 31, 2016 is related to the recognition of the difference between the carrying value and fair value of excess equipment that is classified as held for sale as of March 31, 2016 and was subsequently sold in April 2016.

Gain (loss) on sale of assets. Gains (losses) in both periods were primarily comprised of sales of surplus, used property and equipment.

Equity earnings in unconsolidated affiliate. The equity earnings are attributed to our investment in Advantage Pipeline. Earnings have decreased slightly in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, as a result of decreased volumes transported by Advantage Pipeline.

Interest expense. Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps.

Total interest expense for the three months ended March 31, 2016 increased by $0.6 million compared to the three months ended March 31, 2015. During the three months ended March 31, 2016, we recorded unrealized losses due to the change in fair value of interest rate swaps of $1.9 million compared to unrealized losses of $1.8 million during the three months ended March 31, 2015. We also incurred interest expense in connection with settlement payments under our interest rate swap agreements of $0.6 million during each of the three months ended March 31, 2016 and 2015. In addition, interest on our credit facility increased by $0.5 million due to increases in our average debt outstanding and weighted average interest rate.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the three months ended March 31, 2015 and 2016:

	Three Months ended March 31,
	2015	2016
	(in millions)
Net cash provided by operating activities	$4.1	$4.6
Net cash used in investing activities	(1.7)	(22.4)
Net cash provided by (used) in financing activities	(2.6)	16.7

Operating Activities.  Net cash provided by operating activities was $4.6 million for the three months ended March 31, 2016, as compared to $4.1 million for the three months ended March 31, 2015.  The increase in cash provided by operating activities is due to changes in working capital.

Investing Activities.  Net cash used in investing activities was $22.4 million for the three months ended March 31, 2016, as compared to $1.7 million for the three months ended March 31, 2015.  We acquired two asphalt terminalling facilities for $19.0 million during the three months ended March 31, 2016. Capital expenditures for the three months ended March 31, 2016 and 2015 included gross maintenance capital expenditures of $3.4 million and $1.9 million, respectively, and expansion capital expenditures of $0.9 million and $4.5 million, respectively. The three months ended March 31, 2015 also included $1.9 million in distributions received from Advantage Pipeline classified as a return of capital and $2.3 million in proceeds related to the sale of 30,393 Class A Common Units of SemCorp we received in connection with the settlement of two unsecured claims we filed in connection with SemCorp’s predecessor’s bankruptcy filing in 2008.

Financing Activities.  Net cash provided by financing activities was $16.7 million for the three months ended March 31, 2016, as compared to net cash used by financing activities of $2.6 million for the three months ended March 31, 2015.  Cash provided by financing activities for the three months ended March 31, 2016 was due to net borrowings on long term debt of $28.0 million offset by $10.6 million in distributions to our unitholders. Net cash used in financing activities for the three months ended March 31, 2015 consisted primarily of $10.2 million in distributions to our unitholders and net borrowings on long term debt of $8.0 million.

Our Liquidity and Capital Resources

Cash flows from operations and our credit facility are our primary sources of liquidity. At March 31, 2016, we had a working capital deficit of $2.9 million. At March 31, 2016, we had approximately $125.8 million of availability under our credit facility, although our ability to borrow such funds may be limited by the financial covenants in our credit facility.  As of March 31, 2016, we could borrow up to $327.6 million, or an additional $53.4 million, under our credit facility within our covenant restrictions. As of April 28, 2016, we have aggregate unused commitments under our revolving credit facility of approximately $126.8 million and cash on hand of approximately $0.4 million.  The credit agreement will mature on June 28, 2018, and all amounts will become due and payable on such date.  See the caption “Debt” in Note 6 to our unaudited condensed consolidated financial statements for further details.

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

Expansion capital expenditures for organic growth projects, net of reimbursable expenditures of $0.2 million, totaled $0.7 million in the three months ended March 31, 2016 compared to $4.5 million in the three months ended March 31, 2015.  We currently expect our expansion capital expenditures for organic growth projects to be approximately $9.0 million to $11.0 million for all of 2016.  Maintenance capital expenditures totaled $2.2 million, net of reimbursable expenditures of $1.2 million, in the three months ended March 31, 2016 compared to $1.9 million in the three months ended March 31, 2015.  We currently expect maintenance capital expenditures to be approximately $5.0 million to $7.0 million, net of reimbursable expenditures, for all of 2016.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several years as of March 31, 2016, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$294.3	$9.5	$284.8	$—	$—
Operating lease obligations	17.8	5.6	8.3	3.4	0.5
____________________

(1)
Represents required future principal repayments of borrowings of $273.0 million and variable rate interest payments of $21.3 million.  At March 31, 2016, our borrowings had an interest rate of approximately 3.77%. This interest rate was used to calculate future interest payments.  All amounts outstanding under our credit agreement mature in June 2018.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 16 to our unaudited condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to variable interest rates under our credit facility.

As of April 28, 2016, we had $272.0 million outstanding under our credit facility that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement became effective June 28, 2014, and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, we pay a fixed rate of 1.45% and receive one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015, and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we pay a fixed rate of 1.97% and receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at March 31, 2016 is a liability of $5.0 million and is recorded in long-term interest rate swap liabilities on the unaudited condensed consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

During the three months ended March 31, 2016, the weighted average interest rate under our credit agreement was 3.60%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of March 31, 2016, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased annual interest expense of approximately $0.7 million and decreased annual interest expense of $0.3 million, respectively.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of March 31, 2016, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 14 to our unaudited condensed consolidated financial statements and is incorporated herein by reference thereto.

Item 1A.    Risk Factors

Information about risk factors for the three months ended March 31, 2016, does not differ materially from that set forth in Part I, Item 1A, of our 2015 Form 10-K.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which amended the Securities Exchange Act of 1934, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether, during the reporting period, it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable laws and regulations.

The Partnership’s affiliates include members of the Vitol Group of companies (Vitol). Vitol is one of the world’s largest traders of oil and oil products. Following the relaxation of Iran related sanctions on January 16, 2016 an affiliate of the Partnership, Vitol Bahrain (VBA), undertook transactions with two Iranian state controlled companies namely the National Iranian Oil Company (NIOC) and the Persian Gulf Petrochemical Industry Trading Company (PGPI). During the period from January 16, 2016 to March 31, 2016, VBA bought fuel oil  and refinery feedstocks from NIOC for a total cost of Emirati Dirham (AED)  124,908,259.65. During the same period, VBA also bought naphthas and LPG from PGPI for a cost of AED 74,701,399. In addition, during the same period, VBA sold gasoline to NIOC for a cost of AED 171,044,075.05. VBA does not calculate net profits on a per-customer transactional basis; however, Vitol estimates that the net profits attributable to the disclosed activity would not exceed 0.5% of Vitol’s annual profit. VBA anticipates that it will continue to do business with NIOC and PGPI provided that such activity continues to be permitted by applicable sanctions regimes.

Item 6.    Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	May 5, 2016	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	May 5, 2016	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
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

101*
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016; (iii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2016; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital for the three months ended March 31, 2016; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2016; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________
*     Filed herewith.
#     Furnished herewith