Form 10-Q
period 2016-09-30
Blueknight Energy Partners, L.P.
filed 2016-11-02
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 35,125,202 Series A Preferred Units and 37,993,177 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2015	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,038	$4,285
Accounts receivable, net of allowance for doubtful accounts of $38 and $21 at December 31, 2015 and September 30, 2016, respectively	8,697	8,571
Receivables from related parties, net of allowance for doubtful accounts of $225 and $0 at December 31, 2015 and September 30, 2016, respectively	1,844	1,262
Prepaid insurance	1,397	2,554
Assets held for sale, net of accumulated depreciation of $1,442 at September 30, 2016	—	1,375
Other current assets	4,384	7,532
Total current assets	19,360	25,579
Property, plant and equipment, net of accumulated depreciation of $205,967 and $223,563 at December 31, 2015 and September 30, 2016, respectively	312,934	286,829
Investment in unconsolidated affiliate	19,078	20,164
Goodwill	4,387	4,746
Debt issuance costs, net	2,201	2,389
Intangibles and other assets, net	6,786	14,299
Total assets	$364,746	$354,006
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$5,236	$3,440
Accrued interest payable	191	219
Accrued property taxes payable	2,773	3,253
Unearned revenue	4,299	3,941
Unearned revenue with related parties	756	96
Accrued payroll	7,263	5,581
Other current liabilities	6,358	5,790
Total current liabilities	26,876	22,320
Unearned revenue with related parties, noncurrent	80	52
Other long-term liabilities	2,468	2,944
Interest rate swap liabilities	3,103	3,989
Long-term debt	245,000	254,000
Commitments and contingencies (Note 14)
Partners’ capital:
Common unitholders (33,039,818 and 37,122,607 units issued and outstanding at December 31, 2015 and September 30, 2016, respectively)	493,824	478,108
Series A Preferred Units (30,158,619 and 30,147,624 units issued and outstanding at December 31, 2015 and September 30, 2016, respectively)	204,599	204,599
General partner interest (1.8% and 1.7% interest with 1,127,755 outstanding at both dates)	(611,204)	(612,006)
Total Partners’ capital	87,219	70,701
Total liabilities and Partners’ capital	$364,746	$354,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2016	2015	2016
	(unaudited)
Service revenue:
Third party revenue	$36,360	$35,600	$104,872	$96,711
Related party revenue	10,857	5,734	31,275	18,605
Product sales revenue:
Third party revenue	—	5,605	—	16,058
Total revenue	47,217	46,939	136,147	131,374
Costs and expenses:
Operating	31,678	25,267	97,446	80,314
Cost of product sales	—	3,513	—	10,789
General and administrative	4,742	4,865	14,386	14,447
Asset impairment expense	—	—	—	22,845
Total costs and expenses	36,420	33,645	111,832	128,395
Gain on sale of assets	6,213	104	6,477	85
Operating income	17,010	13,398	30,792	3,064
Other income (expense):
Equity earnings in unconsolidated affiliate	1,399	305	3,338	1,086
Interest expense (net of capitalized interest of $80, $0, $153 and $41, respectively)	(4,343)	(2,175)	(10,576)	(10,742)
Income (loss) before income taxes	14,066	11,528	23,554	(6,592)
Provision for income taxes	99	109	296	199
Net income (loss)	$13,967	$11,419	$23,258	$(6,791)

Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income	$376	$341	$720	$291
Preferred interest in net income	$5,391	$6,279	$16,173	$17,058
Income (loss) available to limited partners	$8,200	$4,799	$6,365	$(24,140)

Basic net income (loss) per common unit	$0.24	$0.13	$0.19	$(0.69)
Diluted net income (loss) per common unit	$0.21	$0.13	$0.19	$(0.69)

Weighted average common units outstanding - basic	32,947	36,036	32,919	34,139
Weighted average common units outstanding - diluted	63,875	36,036	32,919	34,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
Balance, December 31, 2015	$493,824	$204,599	$(611,204)	$87,219
Net income (loss)	(22,995)	16,173	31	(6,791)
Equity-based incentive compensation	1,297	—	22	1,319
Profits interest contribution	—	—	112	112
Distributions	(15,333)	(16,173)	(967)	(32,473)
Proceeds from sale of 3,795,000 common units, net of offering costs of $1.4 million.	20,967	—	—	20,967
Proceeds from sale of 71,807 common units pursuant to the Employee Unit Purchase Plan	348	—	—	348
Balance, September 30, 2016	$478,108	$204,599	$(612,006)	$70,701

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months ended September 30,
	2015	2016
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$23,258	$(6,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	(166)	(13)
Provision for uncollectible receivables from related parties	—	(229)
Depreciation and amortization	20,141	22,447
Amortization of debt issuance costs	655	767
Unrealized loss related to interest rate swaps	2,635	886
Asset impairment charge	—	22,845
Gain on sale of assets	(6,477)	(85)
Equity-based incentive compensation	1,459	1,319
Equity earnings in unconsolidated affiliate	(3,338)	(1,086)
Distributions from unconsolidated affiliate	3,719	—
Gain related to investments	(267)	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(867)	139
Decrease (increase) in receivables from related parties	(380)	811
Decrease in prepaid insurance	2,419	2,032
Decrease (increase) in other current assets	(138)	329
Decrease (increase) in other assets	(1,262)	40
Increase in accounts payable	(351)	(517)
Increase (decrease) in accrued interest payable	(41)	28
Increase in accrued property taxes	1,268	480
Increase (decrease) in unearned revenue	3,146	(9)
Decrease in unearned revenue from related parties	(838)	(688)
Decrease in accrued payroll	(254)	(1,682)
Decrease in other accrued liabilities	(1,127)	(1,110)
Net cash provided by operating activities	43,194	39,913
Cash flows from investing activities:
Acquisitions	(13,895)	(18,989)
Capital expenditures	(30,044)	(15,643)
Proceeds from sale of assets	13,540	1,488
Distributions from unconsolidated affiliate	316	—
Proceeds from sale of investments	2,346	—
Net cash used in investing activities	(27,737)	(33,144)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(2,320)	(2,521)
Debt issuance costs	—	(955)
Borrowings under credit facility	88,000	83,000
Payments under credit facility	(72,000)	(74,000)
Proceeds from equity issuance, net of offering costs	186	21,315
Capital contribution related to profits interest	112	112
Distributions	(30,960)	(32,473)
Net cash used in financing activities	(16,982)	(5,522)
Net increase (decrease) in cash and cash equivalents	(1,525)	1,247
Cash and cash equivalents at beginning of period	2,661	3,038
Cash and cash equivalents at end of period	$1,136	$4,285

Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$3,023	$(1,279)
Increase in accrued liabilities related to insurance premium financing agreement	$3,439	$3,189
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. and subsidiaries (collectively, the “Partnership”) is a publicly traded master limited partnership with operations in twenty-seven states. The Partnership provides integrated terminalling, storage, processing, gathering, transportation and marketing services for companies engaged in the production, distribution and marketing of crude oil and asphalt products. The Partnership manages its operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling and storage services, (iii) crude oil pipeline services and (iv) crude oil trucking and producer field services. The Partnership’s common units and preferred units, which represent limited partnership interests in the Partnership, are listed on the NASDAQ Global Market under the symbols “BKEP” and “BKEPP,” respectively. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

On July 19, 2016, the Partnership announced that Ergon, Inc. (together with its affiliates, “Ergon”) agreed to purchase 100% of the outstanding voting stock of Blueknight GP Holding, L.L.C., which owns 100% of the capital stock of Blueknight Energy Partners G.P., L.L.C. (the “General Partner”), pursuant to a Membership Interest Purchase Agreement dated July 19, 2016 among CB-Blueknight, LLC (“CBB”), an indirect wholly-owned subsidiary of Charlesbank, Blueknight Energy Holding, Inc. (“BEHI”), an indirect wholly-owned subsidiary of Vitol, and Ergon Asphalt Holdings, LLC, a wholly-owned subsidiary of Ergon. This transaction was consummated on October 5, 2016. See Note 17 for further description of the Ergon transactions.

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2016, the condensed consolidated statement of changes in partners’ capital for the nine months ended September 30, 2016, the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2016, and the condensed consolidated balance sheet as of September 30, 2016, are unaudited.  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2015 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2016 (the “2015 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2015 Form 10-K.

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

Changes in the accrued amounts pertaining to the restructuring charges are summarized as follows:

	Three Months ended September 30,	Nine Months ended September 30,
	2016	2016
	(in thousands)
Beginning balance	$795	$1,565
Charged to expense	—	—
Cash payments	(192)	(962)
Ending balance	$603	$603

The remaining accrual relates to lease payments that will be paid over the remaining lease terms, which extend through July 2019.

4.    EQUITY METHOD INVESTMENT

The Partnership’s investment in Advantage Pipeline, over which the Partnership has significant influence but not control, is accounted for by the equity method. As of September 30, 2016, the Partnership’s investment represents a 30% ownership interest in Advantage Pipeline.
Summarized financial information for Advantage Pipeline is set forth in the tables below for the periods indicated (in thousands):

	December 31, 2015	September 30, 2016
Balance sheets
Current assets	$2,496	$2,074
Noncurrent assets	86,702	90,031
Total assets	$89,198	$92,105
Current liabilities	2,534	1,330
Long-term liabilities	23,194	23,119
Member’s equity	63,470	67,656
Total liabilities and member’s equity	$89,198	$92,105

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2016	2015	2016
Income statements
Operating revenues	$7,883	$3,528	$20,683	$12,003
Net income	$5,394	$1,176	$12,618	$4,187

5.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2015	September 30, 2016

		(dollars in thousands)
Land	N/A	$19,680	$23,234
Land improvements	10-20	6,382	6,663
Pipelines and facilities	5-30	165,497	168,237
Storage and terminal facilities	10-35	251,051	262,510
Transportation equipment	3-10	13,728	12,152
Office property and equipment and other	3-20	28,453	29,287
Pipeline linefill and tank bottoms	N/A	3,474	3,425
Construction-in-progress	N/A	30,636	4,884
Property, plant and equipment, gross		518,901	510,392
Accumulated depreciation		(205,967)	(223,563)
Property, plant and equipment, net		$312,934	$286,829

Depreciation expense for the three months ended September 30, 2015 and 2016 was $6.7 million and $7.3 million, respectively, and depreciation expense for the nine months ended September 30, 2015 and 2016 was $20.1 million and $21.6 million, respectively.

The Partnership recorded no asset impairment expense for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the Partnership recorded asset impairment expense of $22.8 million. The year-to-date impairment is primarily due to an impairment recognized on the Knight Warrior pipeline project, a previously announced East Texas Eaglebine/Woodbine crude oil pipeline project. The Knight Warrior pipeline project was canceled due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil.  Consequently, shipper commitments related to the project have been canceled. In connection with the cancellation of the shipper commitments, the Partnership evaluated the Knight Warrior project for impairment and recognized an impairment expense of $22.6 million during the three months ended June 30, 2016.

6.    DEBT

On June 28, 2013, the Partnership entered into an amended and restated credit agreement that consists of a $400.0 million revolving loan facility. On September 15, 2014, the Partnership amended its credit facility to, among other things, amend the maximum permitted consolidated total leverage ratio and to increase the limit on material project adjustments to EBITDA (as defined in the credit agreement). On July 19, 2016, the Partnership entered into a second amendment to the credit agreement which, among other things, amended the maximum permitted consolidated total leverage ratio as discussed below.

As of October 28, 2016, approximately $315.0 million of revolver borrowings and $1.4 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $83.6 million available capacity for additional revolver borrowings and letters of credit under the credit facility, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit facility. The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after June 28, 2013, refer to the second amended and restated credit agreement, as amended on July 19, 2016.

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

Prior to the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million , the maximum permitted consolidated total leverage ratio is 5.00 to 1.00; provided that:

•
the maximum permitted consolidated total leverage ratio is 5.00 to 1.00 for the fiscal quarter ending September 30, 2016, and 4.75 to 1.00 for each fiscal quarter thereafter; provided that the maximum permitted consolidated total leverage ratio will be 5.25 to 1.00 for certain quarters based on the occurrence of a specified acquisition (as defined in the Partnership’s credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more, which will include the acquisition of the nine asphalt terminals from Ergon); and

From and after the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 5.00 to 1.00; provided that from and after the fiscal quarter ending immediately preceding the fiscal quarter in which a specified acquisition occurs to and including the last day of the second full fiscal quarter following the fiscal quarter in which such acquisition occurred, the maximum permitted consolidated total leverage ratio will be 5.50 to 1.00.

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
Furthermore, the credit agreement:

•	requires the Partnership and its subsidiaries execute certain account control agreements;

•
requires that, to the extent (i) the Partnership’s consolidated total leverage ratio as of the end of the prior fiscal quarter was greater than 4.75 to 1.00 and (ii) the Partnership and its subsidiaries have cash and cash equivalents (subject to certain exceptions) exceeding $20.0 million for four consecutive business days, the Partnership prepay the Partnership’s outstanding obligations under the Partnership’s credit agreement in the amount of such excess; and

•
restricts the Partnership from borrowing funds under the Partnership’s credit agreement if, after giving effect to such borrowing and the prompt use of the proceeds thereof, the Partnership and its subsidiaries would have cash and cash equivalents (subject to certain exceptions) exceeding $20.0 million.

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

At September 30, 2016, the Partnership’s consolidated total leverage ratio was 3.94 to 1.00 and the consolidated interest coverage ratio was 5.51 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of September 30, 2016.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as no default or event of default exists under the credit agreement on a pro forma basis after giving effect to such distribution. The Partnership is currently allowed to make distributions to its unitholders in accordance with this covenant; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Board of Directors (the “Board”) of the General Partner in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.  See Note 8 for additional information regarding distributions.

In addition to other customary events of default, the credit agreement includes an event of default if (i) the General Partner ceases to own 100% of the Partnership’s general partner interest or ceases to control the Partnership or (ii) Ergon ceases to own and control 50.0% or more of the membership interests of the General Partner.

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

The Partnership capitalized no debt issuance costs during either of the three and nine months ended September 30, 2015. The Partnership capitalized $0.9 million and $1.0 million of debt issuance costs during the three and nine months ended September 30, 2016, respectively. Debt issuance costs are being amortized over the term of the amended and restated credit agreement. Interest expense related to debt issuance cost amortization for the three months ended September 30, 2015 and 2016 was $0.2 million and $0.3 million, respectively. Interest expense related to debt issuance cost amortization for the nine months ended September 30, 2015 and 2016 was $0.7 million and $0.8 million, respectively.

During the three months ended September 30, 2015 and 2016, the weighted average interest rate under the Partnership’s credit agreement was 3.31% and 4.27%, respectively, resulting in interest expense of approximately $2.0 million and $2.8 million, respectively. During the nine months ended September 30, 2015 and 2016, the weighted average interest rate under the Partnership’s credit agreement was 3.37% and 3.92%, respectively, resulting in interest expense of approximately $5.9 million and $8.0 million, respectively. As of September 30, 2016, borrowings under the Partnership’s amended and restated credit agreement bore interest at a weighted average interest rate of 4.35%.

During the three months ended September 30, 2015, the Partnership capitalized interest of less than $0.1 million. The Partnership capitalized no interest during the three months ended September 30, 2016. During the nine months ended September 30, 2015 and 2016, the Partnership capitalized interest of $0.2 million and less than $0.1 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, the Partnership entered into two interest rate swap agreements with an aggregate notional amount of $200.0 million. The first agreement has a notional amount of $100.0 million, became effective June 28, 2014, and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, the Partnership pays a fixed rate of 1.45% and receives one-month LIBOR with monthly settlement. The second agreement has a notional amount of $100.0 million, became effective January 28, 2015, and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, the Partnership pays a fixed rate of 1.97% and receives one-month LIBOR with monthly settlement. During the three months ended September 30, 2015 and 2016, the Partnership recorded swap interest expense of $0.8 million and $0.6 million, respectively. During the nine months ended September 30, 2015 and 2016, the Partnership recorded swap interest expense of $2.2 million and $1.9 million, respectively. The fair market value of the interest rate swaps at December 31, 2015 and September 30, 2016 is a liability of $3.1 million and $4.0 million, respectively, and is recorded in long-term interest rate swap liabilities on the unaudited condensed consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

7.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s General Partner based on the General Partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2016	2015	2016
Net income (loss)	$13,967	$11,419	$23,258	$(6,791)
General partner interest in net income	376	341	720	291
Preferred interest in net income	5,391	6,279	16,173	17,058
Income (loss) available to limited partners	$8,200	$4,799	$6,365	$(24,140)

Basic weighted average number of units:
Common units	32,947	36,036	32,919	34,139
Restricted and phantom units	721	876	675	799

Diluted weighted average number of units:
Common units	63,875	36,036	32,919	34,139

Basic net income (loss) per common unit	$0.24	$0.13	$0.19	$(0.69)
Diluted net income (loss) per common unit	$0.21	$0.13	$0.19	$(0.69)

8.    PARTNERS’ CAPITAL AND DISTRIBUTIONS

On July 26, 2016, the Partnership issued and sold 3,795,000 common units for a public offering price of $5.90 per unit, resulting in proceeds of approximately $21.2 million, net of underwriters’ discount and offering expenses of $1.4 million.

On October 20, 2016, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $6.3 million, for the quarter ending September 30, 2016.  The Partnership will pay this distribution on the preferred units on November 14, 2016, to unitholders of record as of November 4, 2016.

In addition, on October 20, 2016, the Board declared a cash distribution of $0.1450 per unit on its outstanding common units. The distribution will be paid on November 14, 2016, to unitholders of record on November 4, 2016. The distribution is for the three months ended September 30, 2016. The total distribution will be approximately $6.0 million, with approximately

$5.5 million and $0.4 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s long-term incentive plan.

9.    RELATED PARTY TRANSACTIONS

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol Holding B.V. (“Vitol”). For the three months ended September 30, 2015 and 2016, the Partnership recognized revenues of $10.5 million and $5.4 million, respectively, for services provided to Vitol. For the nine months ended September 30, 2015 and 2016, the Partnership recognized revenues of $30.3 million and $17.6 million, respectively, for services provided to Vitol. As of December 31, 2015 and September 30, 2016, the Partnership had receivables from Vitol of $1.8 million and $1.2 million, respectively, net of allowance for doubtful accounts. As of December 31, 2015 and September 30, 2016, the Partnership had unearned revenues from Vitol of $0.8 million and $0.1 million, respectively. As a result of the change of control of the Partnership’s General Partner, Vitol is no longer a related party as of October 5, 2016. See Note 17 for further description of the Ergon transactions.

The Partnership also provides operating and administrative services to Advantage Pipeline. For the three months ended September 30, 2015 and 2016, the Partnership earned revenues of $0.4 million and $0.3 million, respectively, for services provided to Advantage Pipeline. For each of the nine months ended September 30, 2015 and 2016, the Partnership earned revenues of $1.0 million for services provided to Advantage Pipeline. As of both December 31, 2015 and September 30, 2016, the Partnership had receivables from Advantage Pipeline of $0.1 million.

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

The unrecognized estimated compensation cost of outstanding phantom units at September 30, 2016 was $2.3 million, which will be recognized over the remaining vesting period.

In September 2012, Mr. Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at September 30, 2016 was $0.5 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for each of the three months ended September 30, 2015 and 2016 was $0.7 million. The Partnership’s equity-based incentive compensation expense for the nine months ended September 30, 2015 and 2016 was $1.9 million and $1.8 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	915,541	$7.81
Granted	416,131	4.77
Vested	304,760	7.70
Forfeited	97,803	6.66
Nonvested at September 30, 2016	929,109	$6.60

11.    EMPLOYEE BENEFIT PLANS

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.4 million and $0.3 million, respectively, for the three months ended September 30, 2015 and 2016, for discretionary contributions under the 401(k) Plan. The Partnership recognized expense of $1.2 million and $0.9 million, respectively, for the nine months ended September 30, 2015 and 2016, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2015 and 2016, for discretionary profit sharing contributions under the 401(k) Plan. The Partnership recognized expense of $0.6 million and $0.5 million, respectively, for the nine months ended September 30, 2015 and 2016, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized compensation expense of less than $0.1 million for both the three months ended September 30, 2015 and 2016, in connection with the Unit Purchase Plan. The Partnership recognized compensation expense of $0.1 million and less than $0.1 million, respectively, for the nine months ended September 30, 2015 and 2016, in connection with the Unit Purchase Plan.

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

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$3,103	$—	$3,103	$—
Total	$3,103	$—	$3,103	$—

	Fair Value Measurements as of September 30, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$3,989	$—	$3,989	$—
Total	$3,989	$—	$3,989	$—

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

At September 30, 2016, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at September 30, 2016 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

13.    OPERATING SEGMENTS

The Partnership’s operations consist of four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling and storage services, (iii) crude oil pipeline services, and (iv) crude oil trucking and producer field services.

ASPHALT TERMINALLING SERVICES —The Partnership provides asphalt product and residual fuel terminalling, storage and blending services at its 45 terminalling and storage facilities located in 23 states. On October 5, 2016, the Partnership acquired nine additional terminalling and storage facilities, bringing the total to 54 terminalling and storage facilities located in 26 states (see Note 17).

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2016	2015	2016
Asphalt Terminalling Services
Service revenue
Third party revenue	$21,307	$25,217	$54,934	$60,656
Related party revenue	482	242	887	800
Total revenue for reportable segments	21,789	25,459	55,821	61,456
Operating expense (excluding depreciation and amortization)	6,308	6,467	19,067	19,737
Operating margin (excluding depreciation and amortization)	15,481	18,992	36,754	41,719
Total assets (end of period)	$101,434	$114,703	$101,434	$114,703

Crude Oil Terminalling and Storage Services
Service revenue
Third party revenue	$3,524	$3,444	$9,721	$10,631
Related party revenue	3,041	2,344	9,052	7,747
Total revenue for reportable segments	6,565	5,788	18,773	18,378
Operating expense (excluding depreciation and amortization)	1,325	776	4,582	3,071
Operating margin (excluding depreciation and amortization)	5,240	5,012	14,191	15,307
Total assets (end of period)	$73,628	$74,807	$73,628	$74,807

Crude Oil Pipeline Services
Service revenue
Third party revenue	$2,594	$1,107	$11,107	$6,061
Related party revenue	3,301	1,665	8,291	4,970
Product sales revenue
Third party revenue	—	5,605	—	16,058
Total revenue for reportable segments	5,895	8,377	19,398	27,089
Operating expense (excluding depreciation and amortization)	4,855	3,349	13,589	11,288
Operating expense (intersegment)	—	197	—	692
Cost of product sales	—	3,513	—	10,789
Cost of product sales (intersegment)	—	—	—	426
Operating margin (excluding depreciation and amortization)	1,040	1,318	5,809	3,894
Total assets (end of period)	$192,945	$151,341	$192,945	$151,341

Crude Oil Trucking and Producer Field Services
Service revenue
Third party revenue	$8,935	$5,832	$29,110	$19,363
Related party revenue	4,033	1,483	13,045	5,088
Intersegment revenue	—	197	—	692
Product sales revenue
Intersegment revenue	—	—	—	426
Total revenue for reportable segments	12,968	7,512	42,155	25,569
Operating expense (excluding depreciation and amortization)	12,432	7,051	40,067	23,771
Operating margin (excluding depreciation and amortization)	536	461	2,088	1,798
Total assets (end of period)	$15,023	$13,155	$15,023	$13,155

Total operating margin (excluding depreciation and amortization)(1)	$22,297	$25,783	$58,842	$62,718

Total Segment Revenues	$47,217	$47,136	$136,147	$132,492
Elimination of Intersegment Revenues	$—	$(197)	$—	$(1,118)
Consolidated Revenues	$47,217	$46,939	$136,147	$131,374
____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2016	2015	2016
Operating margin (excluding depreciation and amortization)	$22,297	$25,783	$58,842	$62,718
Depreciation and amortization	(6,758)	(7,624)	(20,141)	(22,447)
General and administrative expenses	(4,742)	(4,865)	(14,386)	(14,447)
Asset impairment expense	—	—	—	(22,845)
Gain on sale of assets	6,213	104	6,477	85
Interest expense	(4,343)	(2,175)	(10,576)	(10,742)
Equity earnings in unconsolidated affiliate	1,399	305	3,338	1,086
Income (loss) before income taxes	$14,066	$11,528	$23,554	$(6,592)

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at September 30, 2016, are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$859
Deferred tax asset	859

Less: valuation allowance	859
Net deferred tax asset	$—

The Partnership has considered the taxable income projections in future years, whether the carryforward period is so brief that it would limit realization of tax benefits, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a full valuation allowance against its deferred tax asset as of September 30, 2016.

16.    RECENTLY ISSUED ACCOUNTING STANDARDS

Except as discussed below and in our 2015 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2016 that are of significance or potential significance to us.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” This update is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The Partnership has evaluated the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2017, and does not anticipate a material impact on the Partnership’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2020.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This update is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2018.

17.    SUBSEQUENT EVENTS

Ergon Transactions
Membership Interest Purchase Agreement
On July 19, 2016, the Partnership announced that Ergon agreed to purchase 100% of the outstanding voting stock of Blueknight GP Holding, L.L.C., which owns 100% of the capital stock of the Partnership’s General Partner, pursuant to a Membership Interest Purchase Agreement dated July 19, 2016 among CBB, an indirect wholly-owned subsidiary of Charlesbank, BEHI, an indirect wholly-owned subsidiary of Vitol, and Ergon Asphalt Holdings, LLC, a wholly-owned subsidiary of Ergon. This transaction was consummated on October 5, 2016.
Contribution Agreement
In addition, Ergon (i) contributed nine asphalt terminals plus $22.1 million in cash to the Partnership in return for total consideration of approximately $130.9 million, which consists of the issuance of 18,312,968 of the Partnership’s Series A preferred units in a private placement, and (ii) acquired an aggregate of $5.0 million of common units for cash in a private placement, pursuant to a Contribution Agreement between the Partnership, Blueknight Terminal Holding, L.L.C., and three indirect wholly-owned subsidiaries of Ergon. The asphalt terminals are located in (i) Wolcott, Kansas, (ii) Ennis, Texas, (iii)

Chandler, Arizona, (iv) Mt. Pleasant, Texas, (v) Pleasanton, Texas, (vi) Birmingport, Alabama, (vii) Memphis, Tennessee, (viii) Nashville, Tennessee and (ix) Yellow Creek, Mississippi and include approximately 2.0 million barrels of storage capacity. As of the closing of the transactions in the Contribution Agreement, the Partnership owns a network of 54 asphalt terminals in 26 states with a combined capacity of 9.6 million barrels of asphalt and residual fuel oil storage.
As a result of this acquisition which was completed on October 5, 2016, the Partnership’s consolidated results of operations will include the results of the acquired Ergon business beginning in the fourth quarter of 2016. The Partnership has not completed the detailed valuation work necessary to arrive at the required estimates of the fair value of the acquired assets and liabilities assumed and the related allocation of purchase price. The Partnership’s preliminary allocation of purchase price to the assets acquired and liabilities assumed will be included in the Partnership’s future filings.
Storage, Throughput and Handling Agreement
In connection with the consummation of the transactions described above, the Partnership and Ergon entered that certain Storage, Throughput and Handling Agreement, dated October 5, 2016 (the “Storage, Throughput and Handling Agreement”). Pursuant to the Storage, Throughput and Handling Agreement, the Partnership’s subsidiaries operate certain asphalt terminals, storage tanks and related real property, contracts, permits, assets and other interests (the “Terminal Assets”) previously owned by Ergon, and store and terminal Ergon’s asphalt products at the Terminal Assets, in exchange for the payment of certain fees by Ergon. The term of the related party agreement began on October 5, 2016, and will continue for a period of seven years. The related party agreement will then continue on a year-to-year basis unless cancelled by either party by delivering not less than 180 days’ notice. Each party has agreed to indemnify the other party (and its affiliates) for any and all liabilities arising from (i) its breach of the Storage, Throughput and Handling Agreement, (ii) its negligence or willful misconduct, or the negligence or willful misconduct of an affiliate, or (iii) its failure to comply with law with respect to the sale, transportation, storage, handling or disposal of product.
Omnibus Agreement
In connection with the consummation of the transactions described above, the General Partner, the Partnership and certain of the Partnership’s subsidiaries entered into the Omnibus Agreement, dated as of October 5, 2016 (the “Omnibus Agreement”) with Ergon pursuant to which Ergon was granted a right of first offer with respect to the (i) Wolcott, Kansas Asphalt Terminal; (ii) Ennis, Texas Asphalt Terminal; (iii) Chandler, Arizona Asphalt/Emulsion Terminal; (iv) Mt. Pleasant, Texas Emulsion Terminal; (v) Pleasanton, Texas Emulsion Terminal; (vi) Birmingport, Alabama Asphalt/Polymer/Emulsion Terminal; (vii) Memphis, Tennessee Asphalt/Polymer/Emulsion Terminal; (viii) Nashville, Tennessee Asphalt/Polymer Terminal; (ix) Yellow Creek, Mississippi Asphalt Terminal; (x) Fontana, California Asphalt/Emulsion Terminal; and (xi) Las Vegas, Nevada Asphalt/Emulsion/Polymer Terminal (collectively, the “ROFO Assets”) to the extent that the owner of the ROFO Assets proposes to transfer such ROFO Asset while the Omnibus Agreement is in effect. In addition, the Omnibus Agreement also granted Ergon a right of first refusal to purchase the (i) Fontana, California Asphalt/Emulsion Terminal and (ii) Las Vegas, Nevada Asphalt/Emulsion/Polymer Terminal (together, the “ROFR Assets”) if any owner of the ROFR Assets proposes or intends to sell any ROFR Asset to a third party through the period ending December 31, 2018.
Preferred Unit Purchase Agreement
Pursuant to a Preferred Unit Purchase Agreement dated July 19, 2016 among the Partnership, CBB and BEHI, on October 5, 2016, the Partnership purchased 6,667,695 Series A preferred units from each of Vitol and Charlesbank in a private placement for an aggregate purchase price of approximately $95.3 million. Vitol and Charlesbank each retained 2,488,789 (4,977,578 in aggregate) Series A preferred units upon completion of these transactions.

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

Overview

We are a publicly traded master limited partnership with operations in twenty-seven states. We provide integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and liquid asphalt cement.  We manage our operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling and storage services, (iii) crude oil pipeline services and (iv) crude oil trucking and producer field services.

Potential Impact of Recent Crude Oil Market Price Changes and Other Matters on Future Revenues

Since June of 2014, the market price of West Texas Intermediate crude oil has decreased by approximately 50%, from a peak of approximately $108 per barrel to approximately $50 per barrel in October of 2016. In addition, during the fourth quarter of 2014, the West Texas Intermediate crude oil forward price curve changed from a backwardated curve (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible) to a contango curve (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time). In addition to changes in the price of crude oil and changes in the forward pricing curve, there has been significant volatility in the overall energy industry and specifically in publicly traded midstream energy partnerships. As a result there are a number of trends that may impact our partnership in the near term. These include the market price for crude oil, decreased production in areas in which we serve, decreased demand for transportation capacity and an increased cost of capital. We expect these changes to have the following near-term impacts:

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

We also evaluated the current prospects of Knight Warrior, a previously announced East Texas Eaglebine/Woodbine crude oil pipeline project, and have decided to not pursue development of the project.  The Knight Warrior project was canceled during the three months ended June 30, 2016, due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil.  Consequently, shipper commitments related to the project have been canceled. In connection with the cancellation of the shipper commitments, we evaluated the Knight Warrior project for impairment and recognized an impairment expense of $22.6 million during the three months ended June 30, 2016.

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

Recent Events

Ergon Transactions (the “Transactions”)
Membership Interest Purchase Agreement
On July 19, 2016, we announced that Ergon, Inc. (“Ergon”) agreed to purchase 100% of the outstanding voting stock of Blueknight GP Holding, L.L.C., which owns 100% of the capital stock of our General Partner, pursuant to a Membership Interest Purchase Agreement dated July 19, 2016 among CB-Blueknight, LLC (“CBB”), an indirect wholly-owned subsidiary of Charlesbank, Blueknight Energy Holding, Inc. (“BEHI”), an indirect wholly-owned subsidiary of Vitol, and Ergon Asphalt Holdings, LLC, a wholly-owned subsidiary of Ergon. This transaction was consummated on October 5, 2016.
Contribution Agreement
In addition, Ergon (i) contributed nine asphalt terminals plus $22.1 million in cash in return for total consideration of approximately $130.9 million, which consists of the issuance of 18,312,968 of Series A preferred units in a private placement, and (ii) acquired an aggregate of $5.0 million of common units for cash in a private placement, pursuant to a Contribution Agreement between us, Blueknight Terminal Holding, L.L.C., and three indirect wholly-owned subsidiaries of Ergon. The asphalt terminals are located in (i) Wolcott, Kansas, (ii) Ennis, Texas, (iii) Chandler, Arizona, (iv) Mt. Pleasant, Texas, (v) Pleasanton, Texas, (vi) Birmingport, Alabama, (vii) Memphis, Tennessee, (viii) Nashville, Tennessee and (ix) Yellow Creek, Mississippi and include approximately 2.0 million barrels of storage capacity. As of the closing of the transactions in the Contribution Agreement, we own a network of 54 asphalt terminals in 26 states with a combined capacity of 9.6 million barrels of asphalt and residual fuel oil storage.
Storage, Throughput and Handling Agreement
In connection with the consummation of the Transactions, we and Ergon entered that certain Storage, Throughput and Handling Agreement, dated October 5, 2016 (the “Storage, Throughput and Handling Agreement”). Pursuant to the Storage, Throughput and Handling Agreement, we operate certain asphalt terminals, storage tanks and related real property, contracts, permits, assets and other interests (the “Terminal Assets”) previously owned by Ergon, and store and terminal Ergon’s asphalt products at the Terminal Assets, in exchange for the payment of certain fees by Ergon. The term of the agreement began on October 5, 2016, and will continue for a period of seven years. The agreement will then continue on a year-to-year basis unless cancelled by either party by delivering not less than 180 days’ notice. Each party has agreed to indemnify the other party (and its affiliates) for any and all liabilities arising from (i) its breach of the Storage, Throughput and Handling Agreement, (ii) its negligence or willful misconduct, or the negligence or willful misconduct of an affiliate, or (iii) its failure to comply with law with respect to the sale, transportation, storage, handling or disposal of product.
Omnibus Agreement
In connection with the consummation of the Transactions, we entered into the Omnibus Agreement, dated October 5, 2016, (the “Omnibus Agreement”) with Ergon pursuant to which Ergon was granted a right of first offer with respect to the (i) Wolcott, Kansas Asphalt Terminal; (ii) Ennis, Texas Asphalt Terminal; (iii) Chandler, Arizona Asphalt/Emulsion Terminal; (iv) Mt. Pleasant, Texas Emulsion Terminal; (v) Pleasanton, Texas Emulsion Terminal; (vi) Birmingport, Alabama Asphalt/Polymer/Emulsion Terminal; (vii) Memphis, Tennessee Asphalt/Polymer/Emulsion Terminal; (viii) Nashville, Tennessee Asphalt/Polymer Terminal; (ix) Yellow Creek, Mississippi Asphalt Terminal; (x) Fontana, California Asphalt/Emulsion Terminal; and (xi) Las Vegas, Nevada Asphalt/Emulsion/Polymer Terminal (collectively, the “ROFO Assets”) to the extent that the owner of the ROFO Assets proposes to transfer such ROFO Asset while the Omnibus Agreement is in effect. In addition, the Omnibus Agreement also granted Ergon a right of first refusal to purchase the (i) Fontana, California Asphalt/Emulsion Terminal and (ii) Las Vegas, Nevada Asphalt/Emulsion/Polymer Terminal (together, the “ROFR Assets”) if any owner of the ROFR Assets proposes or intends to sell any ROFR Asset to a third party through the period ending December 31, 2018.
Preferred Unit Purchase Agreement
Pursuant to a Preferred Unit Purchase Agreement dated July 19, 2016, among us, CBB and BEHI, on October 5, 2016, we purchased 6,667,695 Series A preferred units from each Vitol and Charlesbank in a private placement for an aggregate purchase price of approximately $95.3 million. Vitol and Charlesbank each retained 2,488,789 Series A preferred units upon completion of these transactions.
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

•
prior to the date on which we issue qualified senior notes (as defined in the credit agreement, but generally being unsecured indebtedness with no required principal payments prior to June 28, 2019) in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million (the “Qualified Senior Notes Date”), the maximum permitted consolidated total leverage ratio will be 5.00 to 1.00 for the fiscal quarter ended September 30, 2016, and 4.75 to 1.00 for each fiscal quarter ending thereafter; provided, that, the maximum permitted consolidated total leverage ratio will be 5.25 to 1.00 for certain quarters based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more, which will include the acquisition of the nine asphalt terminals from Ergon);

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

We were in compliance with all covenants of the credit agreement as of September 30, 2016.
Common Stock Issuance
On July 26, 2016, the Partnership issued and sold 3,795,000 common units for a public offering price of $5.90 per unit, resulting in proceeds of approximately $21.2 million, net of underwriters’ discount and offering expenses of $1.4 million.

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. For the three and nine months ended September 30, 2016, the Partnership recognized revenues of $5.4 million and $17.6 million, respectively, for services provided to Vitol. For the three and nine months ended September 30, 2016, the Partnership earned revenues of $0.3 million and $1.0 million for services provided to Advantage Pipeline. The remainder of our services was provided to third parties.

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

We have leases and storage agreements with third party customers for all of our 54 asphalt facilities.  We operate the asphalt facilities pursuant to the storage agreements, while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

As of October 28, 2016, we had approximately 6.0 million barrels of crude oil storage under service contracts with remaining terms ranging from 1 month to 60 months, including 0.5 million barrels of crude oil storage contracts that expire in 2016 and an additional 1.9 million barrels of crude oil contracts that expire in 2017. Storage contracts with Vitol represent 2.4 million barrels of crude oil storage capacity under contract. We are in negotiations to either extend contracts with existing customers or enter into new customer contracts for the storage capacity expiring in 2016; however, there is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as the expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

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

During the three months ended September 30, 2016, we transported approximately 28,000 barrels per day on our pipelines, which is a decrease of 50% compared to the three months ended September 30, 2015. During the nine months ended September 30, 2016, we transported approximately 40,000 barrels per day on our pipelines, which is a decrease of 22% compared to the nine months ended September 30, 2015. Vitol accounted for 39% and 32% of volumes transported in our pipelines in the three months ended September 30, 2016 and 2015, respectively. Vitol accounted for 28% and 31% of volumes transported in our pipelines in the nine months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016, we transported approximately 25,000 barrels per day on our crude oil transport trucks, a decrease of 52% as compared to the three months ended September 30, 2015. Vitol accounted for approximately 32% and 46% of volumes transported by our crude oil transport trucks in the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, we transported approximately 28,000 barrels per day on our crude oil transport trucks, a decrease of 48% as compared to the nine months ended September 30, 2015. Vitol accounted for approximately 29% and 44% of volumes transported by our crude oil transport trucks in the nine months ended September 30, 2016 and 2015, respectively. The year over year decrease in transported volumes is attributable to our exiting the West Texas trucking market in the fourth quarter of 2015 as previously noted.

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

Our Expenses

Operating expenses decreased by 18% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This is primarily a result of a decrease in compensation expense and fuel costs related to the restructuring of our trucking and field services operating segment initiated in the fourth quarter of 2015. General and administrative expenses, inclusive of $1.4 million of Ergon transaction fees, remained consistent for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Our interest expense increased by $0.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the increase in interest expense in 2016.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of September 30, 2016.

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

On October 20, 2016, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $6.3 million, for the quarter ending September 30, 2016.  We will pay this distribution on the preferred units on November 14, 2016, to unitholders of record as of November 4, 2016.

In addition, on October 20, 2016, the Board approved a cash distribution of $0.1450 per unit on our outstanding common units. The distribution will be paid on November 14, 2016, to unitholders of record on November 4, 2016. The distribution is for the three months ended September 30, 2016. The total distribution to be paid is approximately $6.0 million, with approximately $5.5 million and $0.4 million paid to our common unitholders and general partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our long-term incentive plan.

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

The table below summarizes our financial results for the three and nine months ended September 30, 2015 and 2016, reconciled to the most directly comparable GAAP measure:

Operating Results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(dollars in thousands)	2015	2016	2015	2016	$	%	$	%
Operating Margin, excluding depreciation and amortization:
Asphalt terminalling services operating margin	$15,481	$18,992	$36,754	$41,719	$3,511	23%	$4,965	14%
Crude oil terminalling and storage operating margin	5,240	5,012	14,191	15,307	(228)	(4)%	1,116	8%
Crude oil pipeline services operating margin	1,040	1,318	5,809	3,894	278	27%	(1,915)	(33)%
Crude oil trucking and producer field services operating margin	536	461	2,088	1,798	(75)	(14)%	(290)	(14)%
Total operating margin, excluding depreciation and amortization	22,297	25,783	58,842	62,718	3,486	16%	3,876	7%

Depreciation and amortization	(6,758)	(7,624)	(20,141)	(22,447)	(866)	(13)%	(2,306)	(11)%
General and administrative expense	(4,742)	(4,865)	(14,386)	(14,447)	(123)	(3)%	(61)	—%
Asset impairment expense	—	—	—	(22,845)	—	N/A	(22,845)	N/A
Gain on sale of assets	6,213	104	6,477	85	(6,109)	(98)%	(6,392)	(99)%

Operating income	17,010	13,398	30,792	3,064	(3,612)	(21)%	(27,728)	(90)%

Other income (expense):
Equity earnings in unconsolidated entity	1,399	305	3,338	1,086	(1,094)	(78)%	(2,252)	(67)%
Interest expense	(4,343)	(2,175)	(10,576)	(10,742)	2,168	50%	(166)	(2)%
Income tax expense	(99)	(109)	(296)	(199)	(10)	(10)%	97	33%
Net income (loss)	$13,967	$11,419	$23,258	$(6,791)	$(2,548)	(18)%	$(30,049)	(129)%

For the three months ended September 30, 2016, operating margin, excluding depreciation and amortization, increased in our asphalt terminalling and storage services and crude oil pipeline services segments. Asphalt terminalling services margin increased primarily due to the acquisition of three asphalt terminals since May 2015. Operating margin increased in our crude oil pipeline services segment during the three months ended September 30, 2016, primarily as a result of crude oil sales arising from product loss allowances. This was partially offset by a decrease in volume transported by our pipelines due to suspended service on our Mid-Continent pipeline system beginning in April 2016 due to a discovery of a pipeline exposure caused by recent heavy rains and erosion of a river in southern Oklahoma. Crude oil terminalling and storage services margin decreased as a result of the cancellation of an operating and maintenance agreement related to Vitol’s crude oil terminal located in Midland, Texas in the third quarter of 2015. Crude oil trucking and producer field services margin decreased primarily due to our exiting the West Texas trucking transportation market in the fourth quarter of 2015, continued pressure on trucking and producer field service rates due to the decline in crude oil prices and a decrease in transported volumes.

For the nine months ended September 30, 2016, operating margin, excluding depreciation and amortization, increased in our asphalt and crude oil terminalling and storage services segments as a result of acquisitions of three asphalt terminals, annual contract escalations, and new crude oil storage and terminalling contracts. These increases were offset by lower operating margins in our crude oil pipeline services and crude oil trucking and producer field services segments. The decrease in crude oil pipeline services margin resulted from the expiration of an increased tariff that was being charged from June 2014 through May 2015 on certain barrels transported on our East Texas pipeline system under a throughput and deficiency agreement. The tariff returned to a lower rate in June of 2015, which decreased the service revenues generated on the East Texas pipeline system by $4.6 million when comparing the nine months ended September 30, 2016 to the same period in 2015. This was partially offset by $3.2 million in sales of crude oil arising from product loss allowances in the nine months ended September 30, 2016. Crude oil trucking and producer field services operating margin, excluding depreciation and amortization, decreased due to continued pressure on trucking and producer field service rates resulting from the decline in crude oil prices and a decrease in transported volumes.

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

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(dollars in thousands)	2015	2016	2015	2016	$	%	$	%
Service Revenue:
Third Party Revenue	$21,307	$25,217	$54,934	$60,656	$3,910	18%	$5,722	10%
Related Party Revenue	482	242	887	800	(240)	(50)%	(87)	(10)%
Total Revenue	21,789	25,459	55,821	61,456	3,670	17%	5,635	10%
Operating Expense (excluding depreciation and amortization)	6,308	6,467	19,067	19,737	(159)	(3)%	(670)	(4)%
Operating Margin (excluding depreciation and amortization)	$15,481	$18,992	$36,754	$41,719	$3,511	23%	$4,965	14%

The following is a discussion of items impacting asphalt terminalling services segment operating margin for the periods indicated:

•
Third party revenues increased for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily as a result of the acquisition of one asphalt terminalling facility in May 2015 and two asphalt terminalling facilities in February 2016 as well as annual contract fee escalations and increased throughput at our terminals.

•
Related party revenues decreased for the three and nine months ended September 30, 2016 and 2015, primarily due to an additional storage tank that was utilized by Vitol on a short-term basis beginning in the second quarter of 2015 through the second quarter of 2016.

Crude oil terminalling and storage services segment

Our crude oil terminalling and storage segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling and storage segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(dollars in thousands)	2015	2016	2015	2016	$	%	$	%
Service Revenue:
Third Party Revenue	$3,524	$3,444	$9,721	$10,631	$(80)	(2)%	$910	9%
Related Party Revenue	3,041	2,344	9,052	7,747	(697)	(23)%	(1,305)	(14)%
Total Revenue	6,565	5,788	18,773	18,378	(777)	(12)%	(395)	(2)%
Operating Expense (excluding depreciation and amortization)	1,325	776	4,582	3,071	549	41%	1,511	33%
Operating Margin (excluding depreciation and amortization)	$5,240	$5,012	$14,191	$15,307	$(228)	(4)%	$1,116	8%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	5,532	5,604	5,289	5,620	72	1%	331	6%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	122	69	119	83	(53)	(43)%	(36)	(30)%

The following is a discussion of items impacting crude oil terminalling and storage segment operating margin for the periods indicated:

•
Third party revenues increased for the nine months ended September 30, 2016, compared to the same period in 2015 in connection with storage contract renewals. As contracts were expiring early in 2014, the rates at which we recontracted storage at the Cushing Interchange were impacted by a backwardated market for West Texas Intermediate crude which led to a decrease in average rates. However, in the fourth quarter of 2014, the market for West Texas Intermediate crude oil returned to contango in which future prices are higher than current prices. This has increased demand for storage services at the Cushing Interchange, resulting in an upward trend in storage rates. Due to the timing of the expiration of historical contracts and the execution of new storage contracts, the overall impact of the increase in storage rates began in the second quarter of 2015, and, as a result, third party revenues for the nine months ended September 30, 2016 have increased.

•
Related party revenues decreased for both periods due to the cancellation of the Operating and Maintenance agreement related to Vitol’s crude oil terminal located in Midland, Texas in the third quarter of 2015 and due to a reduction in the total storage capacity leased by Vitol in the comparative periods.

•
As of October 28, 2016, we had approximately 6.0 million barrels of crude oil storage under service contracts with remaining terms of up to 60 months, including 0.5 million barrels of crude oil storage contracts that expire in 2016 and an additional 1.9 million barrels of crude oil contracts that expire in 2017. Storage contracts with Vitol represent 2.4 million barrels of crude oil storage capacity under contract.

•
Operating expenses for the three and nine months ended September 30, 2016, decreased as compared to the three and nine months ended September 30, 2015, primarily as a result of decreases in utilities expense, as well as a decrease in compensation expense due to our no longer operating the Vitol Midland terminal.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(dollars in thousands)	2015	2016	2015	2016	$	%	$	%
Service revenue:
Third Party Revenue	$2,594	$1,107	$11,107	$6,061	$(1,487)	(57)%	$(5,046)	(45)%
Related Party Revenue	3,301	1,665	8,291	4,970	(1,636)	(50)%	(3,321)	(40)%
Product sales revenue:
Third Party Revenue	—	5,605	—	16,058	5,605	N/A	16,058	N/A
Total Revenue	5,895	8,377	19,398	27,089	2,482	42%	7,691	40%
Operating Expense (excluding depreciation and amortization)	4,855	3,349	13,589	11,288	1,506	31%	2,301	17%
Operating Expense (intersegment)	—	197	—	692	(197)	N/A	(692)	N/A
Cost of Product Sales	—	3,513	—	10,789	(3,513)	N/A	(10,789)	N/A
Cost of Product Sales (intersegment)	—	—	—	426	—	N/A	(426)	N/A
Operating Margin (excluding depreciation and amortization)	$1,040	$1,318	$5,809	$3,894	$278	27%	$(1,915)	(33)%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	42	18	35	29	(24)	(57)%	(6)	(17)%
East Texas	14	10	16	11	(4)	(29)%	(5)	(31)%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•
Service revenues decreased for the nine months ended September 30, 2016, compared to the same period in 2015 due to the expiration of an increased tariff that was being charged from June 2014 through May 2015 on certain barrels transported on our East Texas pipeline system under a throughput and deficiency agreement. The tariff returned to a lower rate in June of 2015, which decreased the service revenues generated on the East Texas pipeline system by $4.6 million when comparing the nine months ended September 30, 2016, to the same period in 2015.

•
In addition, in late April 2016, as a precautionary measure we suspended service on our Mid-Continent pipeline system due to a discovery of a pipeline exposure caused by recent heavy rains and the erosion of a riverbed in southern Oklahoma. There was no damage to the pipe and no loss of product. In the second quarter of 2016, we took action to mitigate the service suspension and worked with customers to divert volumes, and, in certain circumstances, transported volumes to a third-party pipeline system via truck. In addition, the term of the throughput and deficiency agreement on our Eagle North system expired at June 30, 2016, and in July of 2016 we completed a connection of the southeastern most portion of our Mid-Continent pipeline system to our Eagle North system and concurrently reversed the Eagle North system. This enabled us to recapture diverted volumes and deliver those barrels to Cushing, Oklahoma. As a result, we are currently operating one Oklahoma mainline system, which is a combination of both the

Mid-Continent and Eagle Pipeline systems instead of two separate systems. We continue to evaluate the timing of and long-term repair necessary to allow us to operate two separate Oklahoma pipeline systems as well as the overall potential financial impact. The timing, cost and overall potential financial impact of re-establishing a second Oklahoma pipeline system is dependent on the overall scope of our condensate pipeline project, which we continue to evaluate and will be dependent on customer demand and/or volume commitments.

•
Product sales revenues increased for the three and nine months ended September 30, 2016, compared to the same period in 2015 due to our acquisition of the Red River pipeline in November 2015. In conjunction with our acquisition of the Red River pipeline, we began marketing crude oil that we purchase at production leases. Revenue from this activity is reflected in product sales revenue. In addition to the marketing revenue, we also had $1.6 million and $3.2 million in sales of crude oil arising from product loss allowances in the three and nine months ended September 30, 2016. There were no such sales of crude oil arising from product loss allowances in the three and nine months ended September 30, 2015.

•
Cost of product sales incurred for the three and nine months ended September 30, 2016, represent the cost of the marketed crude oil barrels transported on the Red River pipeline that was acquired in November 2015.

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

The following table sets forth our operating results from our crude oil trucking and producer field services segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(dollars in thousands)	2015	2016	2015	2016	$	%	$	%
Service revenue:
Third Party Revenue	$8,935	$5,832	$29,110	$19,363	$(3,103)	(35)%	$(9,747)	(33)%
Related Party Revenue	4,033	1,483	13,045	5,088	(2,550)	(63)%	(7,957)	(61)%
Intersegment Revenue	—	197	—	692	197	N/A	692	N/A
Product sales revenue:
Intersegment Revenue	—	—	—	426	—	N/A	426	N/A
Total Revenue	12,968	7,512	42,155	25,569	(5,456)	(42)%	(16,586)	(39)%
Operating Expense (excluding depreciation and amortization)	12,432	7,051	40,067	23,771	5,381	43%	16,296	41%
Operating Margin (excluding depreciation and amortization)	$536	$461	$2,088	$1,798	$(75)	(14)%	$(290)	(14)%

Average volume (in thousands of barrels per day)	52	25	54	28	(27)	(52)%	(26)	(48)%

The following is a discussion of items impacting crude oil trucking and producer field services segment operating margin for the periods indicated:

•
Operating margin (excluding depreciation and amortization) decreased for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015 primarily as a result of declining crude oil prices and production volumes in the areas we serve. We continue to experience downward rate pressure in our trucking and producer field services business as producers and marketers attempt to renegotiate service rates to preserve their operating margins in the changing market. In addition, during the second half of 2015, our West Texas operating margins and transported volumes were negatively impacted by increased competition from transporters moving equipment from crude oil shale areas to West Texas, where crude oil volumes have remained relatively consistent, and by producers and marketers quickly pipe-connecting transported barrels. As a result, we decided to cease trucking barrels in West Texas and refocus our efforts on transporting barrels around our owned crude oil pipelines and storage assets in Oklahoma and Kansas.

Other Income and Expenses

Depreciation and amortization. Depreciation and amortization increased by $0.9 million to $7.6 million for the three months ended September 30, 2016, compared to $6.8 million for the three months ended September 30, 2015. Depreciation and amortization increased by $2.3 million to $22.4 million for the nine months ended September 30, 2016, compared to $20.1 million for the nine months ended September 30, 2015. This increase is primarily due to depreciation of the asphalt terminal acquired in the second quarter of 2015 as well as the two asphalt terminals acquired in the first quarter of 2016.

General and administrative expenses.  General and administrative expenses increased to $4.9 million for the three months ended September 30, 2016, compared to $4.7 million for the three months ended September 30, 2015. This increase is primarily due to $0.9 million of transaction fees related to the Ergon transaction, offset by decreases in compensation expense and insurance premiums due to decreases in headcount. General and administrative expenses were consistent at $14.4 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. A decrease in compensation expense related to reduced headcount and a reduction in insurance premiums was offset by approximately $1.4 million of transaction fees related to the Ergon transactions during the nine months ended September 30, 2016.

Asset impairment expense. We evaluated the current prospects of Knight Warrior, a previously announced East Texas Eaglebine/Woodbine crude oil pipeline project, and decided to not pursue development of the project.  The Knight Warrior project is being canceled due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil.  Consequently, shipper commitments related to the project have been canceled. In connection with the cancellation of the shipper commitments, we evaluated the Knight Warrior project for impairment and recognized an impairment expense of $22.6 million during the three months ended June 30, 2016.

Gain on sale of assets. The gain on sale of assets for the three and nine months ended September 30, 2015 includes a $6.0 million gain on the sale of crude oil pipeline linefill and storage tank bottoms realized in relation to the settlement of litigation with SemCorp in September 2015. Gains in the three and nine months ended September 30, 2016 primarily comprised of sales of surplus, used property and equipment.

Equity earnings in unconsolidated affiliate. The equity earnings are attributed to our investment in Advantage Pipeline. Earnings have decreased in the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, as a result of a decreased tariff that became effective in March 2016 as well as decreased volumes transported by Advantage Pipeline.

Interest expense. Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps.

Total interest expense for the three months ended September 30, 2016 decreased by $2.2 million compared to the three months ended September 30, 2015. During the three months ended September 30, 2016, we recorded unrealized gains of $1.3 million due to the change in the fair value of interest rate swaps compared to unrealized losses of $1.6 million during the three months ended September 30, 2015. We also incurred interest expense in connection with settlement payments under our interest rate swap agreements of $0.6 million during the three months ended September 30, 2016. During the three months ended September 30, 2015, we incurred interest expense in connection with settlement payments under our interest rate swap agreements of $0.8 million. In addition, interest on our credit facility increased by $0.7 million due to increases in our average debt outstanding and increases in the weighted average interest rate under our credit agreement.

Total interest expense for the nine months ended September 30, 2016 increased by $0.2 million compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we recorded unrealized losses of $0.9 million due to the change in fair value of interest rate swaps compared to unrealized losses of $2.6 million during the nine months ended September 30, 2015. We also incurred interest expense in connection with settlement payments under our interest rate swap agreements of $1.9 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we incurred interest expense in connection with settlement payments under our interest rate swap agreements of $2.2 million. In addition, interest on our credit facility increased by $1.9 million due to increases in our average debt outstanding and increases in the weighted average interest rate under our credit agreement.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2015 and 2016:

	Nine Months ended September 30,
	2015	2016
	(in millions)
Net cash provided by operating activities	$43.2	$39.9
Net cash used in investing activities	$(27.7)	$(33.1)
Net cash used in financing activities	$(17.0)	$(5.5)

Operating Activities.  Net cash provided by operating activities was $39.9 million for the nine months ended September 30, 2016, as compared to $43.2 million for the nine months ended September 30, 2015. The nine months ended September 30, 2015 includes $3.7 million in distributions received from Advantage Pipeline classified as a return on capital.

Investing Activities.  Net cash used in investing activities was $33.1 million for the nine months ended September 30, 2016, as compared to $27.7 million for the nine months ended September 30, 2015.  We acquired two asphalt terminalling facilities for $19.0 million during the nine months ended September 30, 2016. Capital expenditures for the nine months ended September 30, 2016 and 2015 included gross maintenance capital expenditures of $7.5 million and $6.0 million, respectively, and expansion capital expenditures of $8.1 million and $24.1 million, respectively. The nine months ended September 30, 2015 also included $0.3 million in distributions received from Advantage Pipeline classified as a return of capital and $2.3 million in proceeds related to the sale of 30,393 Class A Common Units of SemCorp we received in connection with the settlement of two unsecured claims we filed in connection with SemCorp’s predecessor’s bankruptcy filing in 2008.

Financing Activities.  Net cash used in financing activities was $5.5 million for the nine months ended September 30, 2016, as compared to $17.0 million for the nine months ended September 30, 2015.  Cash used in financing activities for the nine months ended September 30, 2016 consisted primarily of $32.5 million in distributions to our unitholders, partially offset by $21.3 million in net proceeds from equity issuances and net borrowings on long-term debt of $9.0 million. Net cash used in financing activities for the nine months ended September 30, 2015 consisted primarily of $31.0 million in distributions to our unitholders, partially offset by net borrowings on long-term debt of $16.0 million.

Our Liquidity and Capital Resources

Cash flows from operations and our credit facility are our primary sources of liquidity. At September 30, 2016, we had a working capital surplus of $3.3 million. At September 30, 2016, we had approximately $144.7 million of availability under our credit facility, although our ability to borrow such funds may be limited by the financial covenants in our credit facility.  As of September 30, 2016, we could borrow up to $323.8 million, or an additional $68.4 million, under our credit facility within our covenant restrictions. As of October 28, 2016, we have aggregate unused commitments under our revolving credit facility of approximately $83.6 million and cash on hand of approximately $0.9 million.  The credit agreement will mature on June 28, 2018, and all amounts will become due and payable on such date.  See the caption “Debt” in Note 6 to our unaudited condensed consolidated financial statements for further details.

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

Expansion capital expenditures for organic growth projects, net of reimbursable expenditures of less than $0.1 million, totaled $8.0 million in the nine months ended September 30, 2016, compared to $24.1 million in the nine months ended September 30, 2015.  We currently expect our expansion capital expenditures for organic growth projects to be approximately $8.5 million to $9.5 million for all of 2016.  Maintenance capital expenditures totaled $5.9 million, net of reimbursable expenditures of $1.7 million, in the nine months ended September 30, 2016, compared to $5.7 million in the nine months ended September 30, 2015.  We currently expect maintenance capital expenditures to be approximately $7.0 million to $8.0 million, net of reimbursable expenditures, for all of 2016.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several years as of September 30, 2016, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$271.1	9.8	261.3	—	—
Operating lease obligations	$17.5	5.3	7.9	2.8	1.5
____________________

(1)
Represents required future principal repayments of borrowings of $254.0 million and variable rate interest payments of $17.1 million.  All amounts outstanding under our credit agreement mature in June 2018.  For our variable-rate debt, we calculated interest obligations assuming the weighted-average interest rate of our variable-rate debt at September 30, 2016 on amounts outstanding through the assumed repayment date.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 16 to our unaudited condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to variable interest rates under our credit facility.

As of October 28, 2016, we had $315.0 million outstanding under our credit facility that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement became effective June 28, 2014, and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, we pay a fixed rate of 1.45% and receive one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015, and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we pay a fixed rate of 1.97% and receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at September 30, 2016 is a liability of $4.0 million and is recorded in long-term interest rate swap liabilities on the unaudited condensed consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2016, the weighted average interest rate under our credit agreement was 3.92%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of September 30, 2016, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased annual interest expense of approximately $0.5 million and decreased annual interest expense of $0.3 million, respectively.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of September 30, 2016, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There can be no assurances that the expected benefits of such acquisition will be realized. If this risk or other expected costs and liabilities were to materialize, any desired benefits of the Transactions may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted.
Ergon may compete with us, which could adversely affect our existing business and limit our ability to acquire additional assets or businesses.
As a result of the consummation of the Transactions, Ergon indirectly owns our general partner. Neither our partnership agreement nor any other agreement with Ergon prohibits Ergon from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, Ergon may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Ergon is privately owned company with a presence in over 12 countries worldwide, and is one of the largest asphalt emulsion marketers in the United States. Ergon has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with Ergon with respect to commercial activities as well as for acquisition candidates. As a result, competition from Ergon could adversely impact our results of operations and cash available for distribution.

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

The Partnership’s affiliates include members of the Vitol Group of companies (“Vitol”). Vitol is one of the world’s largest traders of oil and oil products. Following the relaxation of Iran related sanctions on January 16, 2016 an affiliate of the Partnership, Vitol Bahrain (“VBA”), has undertaken transactions with Iranian state controlled companies. During the period from 1 July 2016 to 30 September 2016, VBA bought fuel oil  and naphtha from the National Iranian Oil Company (“NIOC”) for a total cost of Emirati Dirham (AED) 742,467,963.49. During the same period, VBA also bought naphthas from the Persian Gulf Petrochemical Industry Trading Co (“PGPI”) for a cost of AED 149,413,345.86. VBA does not calculate net profits on a per-customer transactional basis; however, Vitol estimates that the net profits attributable to the disclosed activity would not exceed 0.5% of Vitol’s annual profit. VBA anticipates that it will continue to do business with NIOC and PGPI provided that such activity continues to be permitted by applicable sanctions regimes.

Facilities Lease Agreements

In addition, affiliates of the Partnership have previously entered into the following three material agreements with affiliates of Ergon, each as described more fully below: (i) Facilities Lease Agreement, dated May 18, 2009, by and among BKEP Materials, L.L.C. (“BKEP Materials”) and BKEP Asphalt, L.L.C. (“BKEP Asphalt”), and Ergon Asphalt & Emulsions, Inc. (“Ergon A&E”) (the “2009 Facilities Lease Agreement”); (ii) Master Facilities Lease Agreement, dated November 11, 2010, by and among BKEP Materials, BKEP Asphalt and Ergon A&E (the “2010 Master Facilities Lease Agreement”); and (iii) Second Amendment to Master Facilities Lease Agreement, dated July 2, 2012, by and among BKEP Materials, BKEP Asphalt and Ergon A&E (the “2012 Master Facilities Lease Amendment”).

Pursuant to the 2009 Facilities Lease Agreement, as amended, Ergon A&E, as lessee, may use certain asphalt facilities owned by BKEP Materials and BKEP Asphalt, as lessors, for the receipt, storage, manufacturing, blending and shipping of asphalt products and associated raw materials. These asphalt facilities are located in Austin, Texas; Dodge City, Kansas; Ennis, Texas; Halstead, Kansas; Lawton, Oklahoma; Little Rock, Arkansas; Memphis, Tennessee; Reading, Pennsylvania; Salina, Kansas; North Salt Lake City, Utah; Woods Cross, Utah; Northumberland, Pennsylvania; and Garden City, Georgia. In addition, the 2009 Facilities Lease Agreement provided for certain rail leases in Dodge City, Kansas; Las Vegas, Nevada; and Memphis, Tennessee. The lease terminated on December 31, 2011, but was extended and modified as described below. Ergon A&E agreed to indemnify BKEP Materials and BKEP Asphalt for any and all losses and suits arising from (i) operation of the premises or (ii) any violation of environmental or health and safety laws, unless such violations are caused by the negligence, gross negligence or willful misconduct of BKEP Materials and BKEP Asphalt or their affiliates. BKEP Materials and BKEP Asphalt agreed to indemnify Ergon A&E for any and all damages arising out of acts or omissions of BKEP Materials and BKEP Asphalt or their affiliates while on the premises, except to the extent the damages were caused by the negligence, gross negligence or willful misconduct of Ergon A&E.

Pursuant to the 2010 Master Facilities Lease Agreement, the 2009 Facilities Lease Agreement was amended, restated and consolidated to provide that BKEP Materials and BKEP Asphalt would act as lessor of the asphalt facilities and rail leases covered by the 2009 Facilities Lease Agreement, plus the Northumberland, Pennsylvania asphalt facility, and the parties would continue to perform their respective obligations as provided under the 2009 Facilities Lease Agreement. In addition, pursuant to the 2012 Master Facilities Lease Amendment, the term of the 2010 Master Facilities Lease Agreement was extended to December 31, 2018.

Item 6.    Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	November 2, 2016	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	November 2, 2016	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
2.1
Contribution Agreement, dated July 19, 2016 among Blueknight Energy Partners, L.P., Blueknight Terminal Holding, L.L.C., Ergon Asphalt & Emulsions, Inc., Ergon Terminaling, Inc. and Ergon Asphalt Holdings, LLC (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed July 20, 2016, and incorporated herein by reference).

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

4.1
Registration Rights Agreement, dated October 5, 2016 by and among Blueknight Energy Partners, L.P., Ergon Asphalt & Emulsions, Inc., Ergon Terminaling, Inc. and Ergon Asphalt Holdings, LLC (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed October 5, 2016, and incorporated herein by reference).

10.1
Preferred Unit Repurchase Agreement, dated July 19, 2016 among Blueknight Energy Partners, L.P., CB-Blueknight, LLC and Blueknight Energy Holding, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 20, 2016, and incorporated herein by reference).

10.2
Second Amendment to Amended and Restated Credit Agreement, dated July 19, 2016 among Blueknight Energy Partners, L.P., Wells Fargo Bank, National Association as Administrative Agent and the several lenders from time to time thereto (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed July 20, 2016, and incorporated herein by reference).

10.3
Third Amendment to Crude Oil Storage Services Agreement, dated August 12, 2016 but effective as of May 1, 2017 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed August 19, 2016, and incorporated herein by reference).

10.4
Storage, Throughput and Handling Agreement, dated October 5, 2016 by and among BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to to the Partnership’s Current Report on Form 8-K, filed October 5, 2016, and incorporated herein by reference).

10.5
Omnibus Agreement, dated October 5, 2016 by and among Ergon Asphalt & Emulsions, Inc., Blueknight Energy Partners G.P., L.L.C., Blueknight Energy Partners, L.P., Blueknight Terminalling, L.L.C., BKEP Materials, L.L.C. and BKEP Asphalt, L.L.C. (filed as Exhibit 10.2 to to the Partnership’s Current Report on Form 8-K, filed October 5, 2016, and incorporated herein by reference).

10.6*	Facilities Lease Agreement, dated May 18, 2009 by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc.
10.7*	Master Facilities Lease Agreement, dated November 11, 2010 by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc.
10.8	Second Amendment to Master Facilities Lease Agreement, dated July 2, 2012 by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101*
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2016; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital for the nine months ended September 30, 2016; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2016; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________
*     Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been separately filed with the Securities and Exchange Commission.

#     Furnished herewith