Form 10-K
period 2016-12-31
Blueknight Energy Partners, L.P.
filed 2017-03-09
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $82.4 million, based on $5.22 per common unit, the closing price of the common units as reported on the NASDAQ Global Market on such date.

As of March 2, 2017, there were 35,125,202 Series A Preferred Units and 38,155,434 common units outstanding.

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

ii

PART I.
As used in this annual report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P. , together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C., (3) “Vitol” refers to Vitol Holding B.V., its affiliates and subsidiaries, (4) “Charlesbank” refers to Charlesbank Capital Partners, LLC, its affiliates and subsidiaries and (5) “Ergon” refers to Ergon, Inc., its affiliates and subsidiaries (other than our General Partner and us).
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
Item 1.    Business

Overview

We are a publicly traded master limited partnership with operations in 26 states. We provide integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and liquid asphalt cement.  We manage our operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling and storage services, (iii) crude oil pipeline services, and (iv) crude oil trucking and producer field services.

Our Operations

We were formed as a Delaware limited partnership in 2007 to own, operate and develop a diversified portfolio of complementary midstream energy assets.  Our operating assets are owned by, and our operations are conducted through, our subsidiaries.  Our General Partner has sole responsibility for conducting our business and for managing our operations.  Our General Partner is owned by Blueknight Energy Holding GP, LLC.  On October 5, 2016, Ergon, Inc (“Ergon”) purchased 100% of the outstanding voting stock of Blueknight GP Holding, L.L.C., which owns 100% of the capital stock of our General Partner, pursuant to a Membership Interest Purchase Agreement dated July 19, 2016 among CB-Blueknight, LLC (“CBB”), an indirect wholly-owned subsidiary of Charlesbank Capital Partners, LLC (“Charlesbank”), Blueknight Energy Holding, Inc. (“BEHI”), an indirect wholly-owned subsidiary of Vitol, and Ergon Asphalt Holdings, LLC, a wholly-owned subsidiary of Ergon (the “Ergon Change of Control”). In conjunction with the Ergon Change of Control, Ergon contributed nine asphalt terminals plus $22.1 million in cash in return for total consideration of approximately $144.7 million, which consisted of the issuance of 18,312,968 of Series A preferred units in a private placement. We also repurchased 6,667,695 Series A Preferred Units from each Vitol and Charlesbank in a private placement for an aggregate purchase price of approximately $95.3 million. Vitol and Charlesbank each retained 2,488,789 Series A Preferred Units upon completion of these transactions. In addition,

Ergon acquired an aggregate of $5.0 million of common units for cash in a private placement, pursuant to a Contribution Agreement between us, Blueknight Terminal Holding, L.L.C., and three indirect wholly-owned subsidiaries of Ergon.

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

The following diagram depicts our organizational structure, including our relationship with our affiliates and subsidiaries, as of March 2, 2017:

Our Strengths and Strategies

Strategically placed assets.  We own and operate a diversified portfolio of complementary midstream energy assets consisting of approximately 9.6 million barrels of combined asphalt product and residual fuel oil storage located at 54 terminals in 26 states that we believe are well positioned to provide services in the market areas they serve throughout the continental United States. Our primary crude oil terminalling and storage facilities are located within the Cushing Interchange in Cushing, Oklahoma, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all New York Mercantile Exchange (“NYMEX”) crude oil futures contracts. We believe that the Cushing Interchange will continue to serve as one of the largest crude oil marketing hubs in the United States.  In addition, we have approximately 760 miles of strategically positioned gathering and transportation pipelines in Oklahoma and Texas.

Growth opportunities.  Ergon has indicated that it intends to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets.  We cannot say with any certainty whether or not Ergon will develop any projects or, if they do, which, if any, future acquisition opportunities may be made available to us, or if we will choose to pursue any such opportunity.

Experienced management team.  Our General Partner has an experienced and knowledgeable management team with extensive experience in the energy industry. We expect to directly benefit from this management team’s strengths, including significant relationships throughout the energy industry with customers of our asphalt terminalling services and with producers, marketers and refiners of crude oil.

Our relationship with Ergon.  Ergon owns our General Partner and therefore controls our operations.  Ergon is a privately held company formed in 1954 and is based in Jackson, Mississippi, with over 2,500 employees globally. Ergon and its subsidiaries are engaged in a wide range of operations that are categorized into six primary business segments which include: Refining & Marketing, Asphalt & Emulsions, Transportation & Terminalling, Oil & Gas, Real Estate and Corporate & Other. This relationship may provide us with additional capital sources for future growth as well as increased opportunities to provide terminalling, storage, processing, gathering and transportation services.  While this relationship may benefit us, it may also be a source of potential conflicts.  Ergon is not restricted from competing with us and both have ownership interests in other publicly traded midstream partnerships and may acquire, construct or dispose of additional midstream or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

Industry Overview

Asphalt Industry

We provide asphalt terminalling services to marketers and distributors of liquid asphalt cement and asphalt-related products. Our business model begins with the unloading of product at one of our terminals and extends to the point of distribution to our customers. We do not take title to the product - we lease certain facilities for operation by our customers and at some facilities we process, blend and manufacture products to meet our customers’ specifications. Our terminal network consists of 54 facilities located coast-to-coast throughout the United States.

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

In its normal state, liquid asphalt cement is too viscous to be used at ambient temperatures. For paving applications, asphalt cement can be heated (hot mix asphalt), diluted or cut back with petroleum solvents (cutback asphalts), or emulsified in a water base with emulsifying chemicals by a colloid mill (asphalt emulsions). Hot mix asphalt is produced by mixing hot asphalt cement and heated aggregate (stone, sand and/or gravel). The hot mix asphalt is loaded into trucks for transport to the paving site, where it is placed on the road surface by paving machines and compacted by rollers. Hot mix asphalt is used for new construction, reconstruction and for thin maintenance overlay on existing roads.

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

Storage and terminalling assets generate revenues through a combination of storage and throughput charges to third parties. Storage fees are generated when tank capacity is provided to third parties. Terminalling services fees, also referred to as throughput services fees, are generated when a terminal receives crude oil from a shipper and redelivers it to another shipper. Both storage services fees and terminalling services fees are earned from refiners and gatherers that need segregated storage for refining feedstocks, pipeline operators, refiners or traders that need segregated storage, traders who make or take delivery under NYMEX contracts and producers and marketers that seek to increase their marketing alternatives.

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
Enbridge, Inc
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

Asphalt Terminalling Services

With approximately 9.6 million barrels of total asphalt product and residual fuel oil storage capacity, we are able to provide our customers the ability to effectively manage their asphalt product storage and processing and marketing activities. As of March 2, 2017, we have 54 terminals located in 26 states and as such are well-positioned to provide asphalt terminalling services in the market areas we serve throughout the continental United States.

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

As of March 2, 2017, we have leases and storage agreements relating to all of our asphalt facilities.  Lease and storage agreements related to 20 of these facilities have terms that expire by the end of 2018, while the agreements relating to our additional 34 facilities have on average 6.5 years remaining under their terms.  We operate the asphalt facilities that are contracted by storage, throughput and handling agreements while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

At facilities where we have storage contracts, we receive, store and/or process our customer’s asphalt products until we deliver those products to our customers or other third parties.  Our asphalt assets include the logistics assets, such as docks and rail spurs and the piping and pumping equipment necessary to facilitate the unloading of liquid asphalt cement into our terminalling and storage facilities, as well as the processing and manufacturing equipment required for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and other related finished asphalt products. After initial unloading, the liquid asphalt cement is moved via heat-traced pipe into storage tanks. Those tanks are insulated and contain heating elements that allow the asphalt cement to be stored in a heated state. The asphalt cement can then be directly sold by our customers to end users or used as a raw material for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and related finished asphalt products that we process in accordance with the formulations and specifications provided by our customers.  Depending on the product, the processing of asphalt entails combining asphalt cement and various other products such as emulsifying chemicals and polymers to achieve the desired specification and application requirements.

At leased facilities, our customers conduct the operations at the asphalt facility, including the storage and processing of asphalt products, and we collect a monthly rental fee relating to the lease of such facility.  Generally, under the terms of those leases, (i) title to the asphalt, raw materials or finished asphalt products received, unloaded, stored or otherwise handled at such asphalt facility is in the name of the lessee, (ii) the lessee is responsible for complying with environmental, health, safety, transportation and security laws, (iii) the lessee is required to obtain and maintain necessary permits, licenses, plans, approvals or other such authorizations and is responsible for insuring such asphalt facility, and (iv) most routine maintenance and repair of such asphalt facility is the responsibility of the lessee.

We do not take title to, or have marketing responsibility for, the liquid asphalt product that we terminal, store and/or process. As a result, our asphalt operations have minimal direct exposure to changes in commodity prices, but the volumes of liquid asphalt cement we receive, store and/or process are indirectly affected by commodity prices.

The following table provides an overview of our asphalt facilities as of March 2, 2017:

Location	Number of Facilities	Total Tankage (in thousands of Bbls)(1)
Alabama	1	212
Arizona	1	66
Arkansas	1	21
California	1	66
Colorado	4	401
Georgia	1	38
Idaho	1	285
Illinois	2	232
Indiana	1	156
Kansas	5	662
Missouri	3	643
Mississippi	1	202
Montana	1	123
Nebraska	1	292
New Jersey	1	459
Nevada	1	280
North Carolina	1	259
Ohio	1	38
Oklahoma	6	905
Pennsylvania	1	59
Tennessee	5	1,596
Texas	6	1,001
Utah	2	300
Virginia	2	635
Washington	3	470
Wyoming	1	220
Total	54	9,621
_______________
(1)    Total tankage refers to the approximate total capacity of all tanks.

Our asphalt assets range in age from one year to over fifty years, and we expect that our storage tanks and related assets will have an average remaining life in excess of 20 years.

Significant Customers.  For the year ended December 31, 2016, Ergon accounted for at least 20% but not more than 30% of our total asphalt terminalling services revenue. Axeon Marketing, LLC, Heartland Asphalt Materials, Inc. and Suncor Energy USA each accounted for at least 10% but not more than 20% of asphalt terminalling services revenue in 2016.  The loss of any of those customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our asphalt terminalling services revenue during 2016. As of March 2, 2017, we have storage, throughput and handling agreements or operating leases with Ergon for 27 of our asphalt terminals. For more information regarding the Ergon agreements, please see “Item 13-Certain Relationships and Related Party Transactions, and Director Independence-Agreements with Ergon.”

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

Our crude oil terminals and storage assets receive crude oil products from pipelines, including those owned by us, and distribute those products to interstate common carrier pipelines and regional independent refiners, among other third parties.  Our crude oil terminals derive most of their revenues from terminalling services fees charged to customers.

The table below sets forth the total average barrels stored at and delivered out of our Cushing terminal in each of the periods presented and the total storage capacity at our Cushing terminal and at our other terminals at the end of such periods:

	For the year ended December 31,
	2015	2016
	(in thousands)
Average crude oil barrels stored per month at our Cushing terminal	5,322	5,536
Average crude oil delivered (Bpd) to our Cushing terminal	117	78
Total storage capacity at our Cushing terminal (barrels at end of period)	6,600	6,600
Total other storage capacity (barrels at end of period)	824	834

The following table outlines the location of our crude oil terminals and their storage capacities and number of tanks as of December 31, 2016:

Location	Storage Capacity (thousands of barrels)	Number of Tanks
Cushing, Oklahoma	6,600	34
Longview, Texas	238	4
Other(1)	596	208
Total	7,434	246
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

Our Cushing terminal was constructed over the last 50 years and has an expected remaining life of at least 20 years. Over 90% of our total storage capacity in our Cushing terminal has been built since 2002. We estimate that our storage tanks have a weighted average age of thirteen years.

The design and construction specifications of our storage tanks meet or exceed the minimums established by the American Petroleum Institute (“API”). Our storage tanks also undergo regular maintenance inspection programs that are more stringent than established governmental guidelines. We believe that these design specifications and inspection programs will result in lower future maintenance capital costs to us.

A key attribute of our Cushing terminal is that through our pipeline interface, we have access and connectivity to almost all of the terminals located within the Cushing Interchange. This connectivity is a key attribute of our Cushing terminal because it provides us the ability to deliver to virtually any customer within the Cushing Interchange.

Our Cushing terminal can receive crude oil from our Mid-Continent system as well as other terminals owned by Magellan Midstream Partners, Enterprise Products Partners, Sunoco Logistics Partners, Plains All American Pipeline, L.P., Seaway Crude Pipeline Company, LLC, Enbridge Energy Partners, L.P., Rose Rock Midstream Partners, Deeprock Energy Resources, LLC and two truck stations. Our Cushing terminal’s pipeline connections to major markets in the Mid-Continent region provide our customers with marketing flexibility. Our Cushing terminal can deliver crude oil via pipeline and, in the aggregate, is capable of receiving and/or delivering approximately 350,000 Bpd of crude oil.

Longview Terminal.  We own and operate the Longview terminal, located in Longview, Texas, consisting of four tanks with a total storage capacity of 238,000 barrels. We use our Longview terminal in connection with our East Texas system. A number of other potential customers have access to the Longview terminal. The Longview terminal was constructed beginning in the 1940s, and we believe it has a remaining life of at least 20 years. As of December 31, 2016, the Longview Terminal is classified as held-for-sale. We expect to finalize a sale of the Longview Terminal within a year.

Significant Customers.  For the year ended December 31, 2016, Vitol accounted for at least 40% but not more than 50% of our total crude oil terminalling and storage revenue, and MV Purchasing, LLC and Sunoco Logistics Partners L.P. each accounted for at least 10% but not more than 20% of our total crude oil terminalling and storage revenue.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil terminalling and storage revenue during 2016.

Crude Oil Pipeline Services

We own and operate a crude oil transportation system in the Mid-Continent region of the United States with a combined length of approximately 550 miles and a 210 mile tariff-regulated crude oil gathering and transportation pipeline in the Longview, Texas area.

System	Asset Type	Approximate Length (miles)	Average Throughput for Year Ended December 31, 2015 (Bpd)	Average Throughput for Year Ended December 31, 2016 (Bpd)	Pipe Diameter Range
Mid-Continent	Gathering and transportation pipelines	550	35,995	26,505	4” to 20”
East Texas	Gathering and transportation pipelines	210	15,645	9,146	6” to 8”

Mid-Continent System.  Our Mid-Continent transportation system provides access to our Cushing terminal and other storage facilities. The Oklahoma portion of our Mid-Continent system consists of approximately 550 miles of various sized pipeline, of which approximately 50 miles are currently idle, and has a capacity of approximately 25,000 Bpd. Crude oil delivered into the Oklahoma portion of our Mid-Continent system is transported to our Cushing terminal or delivered to local area refiners. The Mid-Continent system includes an approximately 115-mile gathering and transportation system in southern Oklahoma acquired in November 2015, on which we market approximately 900 Bpd. The marketed barrels are delivered to a single customer in southern Oklahoma. The Mid-Continent system also includes a 35-mile gathering and transportation system in the Texas Panhandle near Dumas, Texas. Crude oil collected through the Texas Panhandle portion of our Mid-Continent system is transported by pipeline to a station where it is then delivered to market via tanker truck.  The Mid-Continent system was constructed in various stages beginning in the 1940s, and we believe it has a remaining life of at least 20 years. In late April 2016, as a precautionary measure we suspended service on a segment of our Oklahoma Mid-Continent pipeline system due to a discovery of a pipeline exposure caused by heavy rains and the erosion of a riverbed in southern Oklahoma. There was no damage to the pipe and no loss of product. In the second quarter of 2016, we took action to mitigate the service suspension and worked with customers to divert volumes, and, in certain circumstances, transported volumes to a third-party pipeline system via truck.

Included in volumes for the Mid-Continent system is the Eagle North system, a 145-mile, 8-inch pipeline. The throughput and deficiency agreement on our Eagle North system expired at June 30, 2016. In July of 2016, because of the suspension of service of a portion of the Oklahoma Mid-Continent pipeline, we completed a connection between our Mid-Continent pipeline system and our Eagle North system and concurrently reversed the Eagle North system to deliver barrels from southern Oklahoma to Cushing, Oklahoma. As a result, we are currently operating one Oklahoma mainline system, which is a combination of both the Mid-Continent and Eagle Pipeline systems instead of two separate systems. We are working to restore service of the second Oklahoma pipeline system and expect to put the line back in condensate service with a capacity of 20,000 Bpd during the second half of 2017. The ability to fully utilize the capacity of these systems may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve.

 East Texas System.  Our East Texas system consists of approximately 210 miles of tariff-regulated crude oil gathering pipeline, of which approximately 121 miles are comprised of currently idle, inactive gathering lines. The East Texas portion of this system delivers to crude oil terminalling, refinery and storage facilities at various delivery points in the East Texas region. For the years ended December 31, 2015 and 2016, our East Texas system gathered an average of approximately 15,645 Bpd and 9,146 Bpd, respectively.  Shippers on the East Texas system include Eastex Crude Co, Exxon Mobil Corporation, First River Energy, LLC, and Rio Energy International, Inc. The East Texas system was constructed in various stages beginning in the 1940s and we believe it has a remaining life of at least 20 years. As of December 31, 2016, the East Texas system is classified as held-for-sale. We expect to finalize a sale of the East Texas pipeline within a year.

Significant Customers. For the year ended December 31, 2016, CVR Energy, Inc. accounted for at least 40% but not more than 50% of crude oil pipeline services revenue and Vitol accounted for at least 10% but not more than 20% of our total crude oil pipeline services revenue.  The loss of either of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil pipeline services revenue during 2016.

Crude Oil Trucking and Producer Field Services

We provide two types of trucking services: crude oil trucking and producer field services.

Crude Oil Trucking Services.  To complement our pipeline gathering, marketing and transportation business, we use our approximately 125 owned or leased tanker trucks, which have an average tank size of approximately 200 barrels, to move crude oil to aggregation points, pipeline injection stations and storage facilities. Our tanker trucks moved an average of 51,000 Bpd and 27,000 Bpd, respectively, for the years ended December 31, 2015 and 2016 from wellhead locations not served by pipeline gathering systems to aggregation points and storage facilities. The following table outlines the distribution of our trucking assets among our operating areas as of March 2, 2017:

Location	Number of Trucks
Oklahoma	100
Kansas	15
Texas	10
Total	125

During the second half of 2015, our West Texas operating margins and transported volumes were negatively impacted by increased competition from transporters moving equipment from crude oil shale areas to West Texas, where crude oil volumes have remained fairly steady, and producers and marketers quickly pipe-connecting barrels for transport. As a result, we decided to cease trucking barrels in West Texas and refocus our efforts on transporting barrels around our owned crude oil pipelines and storage assets in Oklahoma and Kansas. Due to this change we recognized a $1.6 million restructuring expense in December 2015, comprised of employee severance costs and the recognition of future lease expense on idled equipment as of December 31, 2015. The severance costs were paid in the first quarter of 2016 and the lease payments will be made over the remaining lease terms, which extend through July 2019. See Note 5 to our Consolidated Financial Statements for additional detail regarding this restructuring expense. Additionally, in December 2015 we recorded a $0.5 million impairment expense to write down the assets related to our West Texas trucking stations to their estimated fair value.

Producer Field Services.  We provide various producer field services for companies such as Pioneer Natural Resources Co., Parallel Energy, L.P., Regency Gas Services, LLC, DCP Midstream, LLC and ConocoPhillips Co. These services may include gathering condensates by way of bobtail trucks for natural gas companies to hauling produced water to disposal wells, providing hot and cold fresh water, chemical and down-hole well treating, wet oil clean up, and building and maintaining separation facilities. We provide these services at contracted hourly rates. Our producer service fleet consists of approximately 80 trucks in a number of different sizes.

Significant Customers. For the year ended December 31, 2016, MV Purchasing, LLC, Vitol, DCP Midstream, LLC and Regency Energy Partners LP each accounted for at least 10% but not more than 25% of crude oil trucking and producer field services revenue.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil trucking and producer field services revenue during 2016.

Competition

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

The asphalt industry is highly fragmented and regional in nature. Participants range in size from major oil companies to small family-owned businesses.  Participants in the asphalt business include refiners such as BP p.l.c., Flint Hills Resources, L.P., CHS, Inc., Exxon Mobil Corporation, ConocoPhillips Co., NuStar Energy L.P., Ergon, Inc., Marathon Petroleum Company LLC, Alon USA LP, Suncor Energy Inc. and Valero Energy Corporation; resellers such as Associated Asphalt Partners, LLC, Idaho Asphalt Supply, Inc. and Asphalt Materials, Inc.; and large road construction firms such as Old Castle Materials, Inc. and Colas SA. We compete for asphalt terminalling services with the national, regional and local industry participants as well as liquid asphalt cement terminalling and storage companies including the major integrated oil companies and a variety of others, such as KinderMorgan Inc., International-Matex Tank Terminals and Houston Fuel Oil Terminal Company.

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

Pipeline Regulation

Currently, we have tariff rates that are regulated by the Texas Railroad Commission. We currently do not offer interstate transportation service regulated by the Federal Energy Regulatory Commission (“FERC”) with the exception of two short interstate segments where the sole shipper is our affiliate. Our interstate pipeline segments are subject to regulatory enforcement by the U.S. Department of Transportation’s (“DOT”) Pipeline Hazardous Materials Safety Administration (“PHMSA”).

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

Pipeline Safety.  Our pipelines are subject to state and federal laws and regulations governing design, construction, operation and maintenance of the lines; qualifications of pipeline personnel; public awareness; emergency response and other aspects of pipeline safety.  These laws and regulations are subject to change, resulting in potentially more stringent requirements and increased costs. Applicable pipeline safety regulations establish minimum safety requirements and, for pipelines that pose a greater risk to populated areas or environmentally sensitive areas, impose a more rigorous requirement for the implementation of pipeline integrity management programs for our pipelines. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“Pipeline Safety Act”) was enacted in January 2012.  That legislation increased the maximum civil penalties for pipeline safety administrative enforcement actions; required the DOT to study and report on the expansion of integrity management requirements, the sufficiency of existing gathering line regulations to ensure safety and the feasibility of leak detection systems for hazardous liquid pipelines; required pipeline operators to verify their records on maximum allowable operating pressure; and imposed new emergency response and incident notification requirements. In 2015, the Pipeline Safety Act was amended to add additional construction inspection requirements, clarify integrity management rules, and update federally incorporated standards. In addition, on January 13, 2017, the DOT’s PHMSA issued, but has yet to publish, its final rule for hazardous liquids pipelines. That rule extends regulatory requirements to all liquid gathering lines, requires additional event-driven and periodic inspections, requires use of leak detection systems on all hazardous liquid pipelines, modifies repair criteria, and requires certain pipelines to eventually accommodate inline inspection tools. It is unclear when or if this rule will go into effect as, on January 20, 2017, the Trump administration directed that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. The states in which we operate pipelines incorporate into their state rules those federal safety standards for hazardous liquids pipelines contained in Title 49, Part 195 of the Federal Code of Regulations. As a result, the issuance of any new pipeline safety regulations, including additional requirements for integrity management, is likely to increase the operating costs of our pipelines subject to such new requirements, and such future costs may be material.

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

Environmental, Health and Safety Risks

General.  Our midstream crude oil gathering, transportation, terminalling and storage operations, as well as our asphalt assets, are subject to stringent federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to protection of the environment, health and safety. Various permits or other authorizations are required under these laws for the operation of our terminals, pipelines and related operations, and may be subject to revocation, modification and renewal. As with the midstream and liquid asphalt cement industries generally, compliance with current and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and/or criminal penalties, the imposition of investigatory and remedial liabilities, and issuance of injunctions that may restrict or prohibit some or all of our operations. We believe that our operations are in substantial compliance with applicable laws, regulations and permits. However, environmental laws and regulations are subject to change, along with varying degrees of interpretation and departmental policies, resulting in potentially more stringent requirements. The recent legislative and regulatory trend has been to place increasingly stringent restrictions and limitations on activities that may affect the environment; however, the impact of the new administration on future changes to environmental laws and regulations remains uncertain. We cannot provide any assurance that the cost of compliance with current and future laws and regulations will not have a material effect on our results of operations or earnings.

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

Water.  The federal Clean Water Act (“CWA”) and analogous state and local laws impose restrictions, strict controls and permitting requirements on the discharge of pollutants into waters of the United States and state waters. We note that the term “waters of the United States” is already broadly construed and, in 2015, the United States Environmental Protection Agency (“EPA”) and U.S. Army Corps of Engineers adopted a rule to clarify the meaning of the term “waters of the United States.” Many interested parties believe that the rule expands federal jurisdiction under the CWA. The effectiveness of the new rule has been stayed pending ongoing judicial challenges. Although the outcome of these legal challenges remains uncertain, with the change in administration, the “waters of the United States” rule is not currently expected to survive those challenges. The CWA and analogous laws provide significant penalties for unauthorized discharges and impose substantial potential liabilities for cleaning up releases into water. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. We believe that we are in substantial compliance with any such applicable state requirements.

The federal Oil Pollution Act, as amended (“OPA”), was enacted in 1990 and amended provisions of the Federal Water Pollution Control Act of 1972, the CWA, and other statutes as they pertain to prevention and response to oil spills. The OPA, and analogous state and local laws, subject owners of facilities used for storing, handling or transporting oil, including trucks and pipelines, to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. The OPA, the CWA and other analogous laws also impose certain spill prevention, control and countermeasure requirements, such as the preparation of detailed oil spill emergency response plans and the construction of dikes and other containment structures to prevent contamination of navigable or other waters in the event of an oil overflow, rupture or leak. We believe that we are in substantial compliance with applicable OPA and analogous state and local requirements.

Air Emissions.  Our operations are subject to the federal Clean Air Act (“CAA”), as amended, as well as to comparable state and local laws. We believe that our operations are in substantial compliance with applicable laws in those areas in which we operate. Amendments to the CAA enacted in 1990 imposed a federal operating permit requirement for major sources of air emissions. Our crude oil terminal located in Cushing, Oklahoma holds such a permit, which is referred to as a “Title V permit.”  The EPA approved final rules under the CAA that established new air emission controls for oil and natural gas production, pipelines and processing operations that took effect on October 15, 2012. To respond to challenges, the EPA revised certain aspects of the rules and has indicated it may reconsider other aspects. The EPA finalized a rule, that took effect August 2, 2016, to set standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector, including transmission. The costs of compliance with any modified or newly issued rules cannot be predicted. The Obama administration also announced in January 2015 that other federal agencies, including the Bureau of Land Management (“BLM”), PHMSA, and the Department of Energy, will impose new or more stringent regulations on the oil and gas sector that are said to have the effect of reducing methane emissions. For example, the BLM adopted rules that took effect on January 17, 2017, to reduce venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian leases. Compliance with these rules could result in additional compliance costs for us and for others in our industry. In response to these and other regulatory developments, we may be required to incur certain capital expenditures in the next several years for air pollution control equipment and operational changes in connection with obtaining or maintaining permits and approvals and complying with applicable regulations addressing air emission related issues. However, the status of recent and future rules and rulemaking initiatives under the new administration is uncertain. Although we can provide no assurance, we believe future compliance with the CAA, as currently amended, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Climate Change.  Legislative and regulatory measures to address concerns that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”), may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional, and state levels. The oil and gas industry is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. In the United States, the U.S. Congress, in the past, has considered but not enacted federal legislation requiring GHG controls. The EPA has adopted regulations under existing provisions of the CAA that require Prevention of Significant Deterioration (“PSD”) pre-construction permits, and Title V operating permits for GHG emissions from certain large stationary sources. Furthermore, in 2009, the EPA adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States., including, among others, certain onshore oil and natural gas processing and fractionating facilities. Monitoring obligations began in 2010 and the emissions reporting requirements took effect in 2011. These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities. In addition, efforts have been and continue to be made in the international community toward the adoption of international treaties or protocols. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the adoption of the Paris Agreement that will require countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. With the change in administration, the United States’ continued participation in the Paris Agreement is uncertain. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on our operations.

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

In addition to potential impacts on our business directly or indirectly resulting from climate-change legislation or regulations, our business also could be negatively affected by climate related physical changes or changes in weather patterns.  Severe weather could result in damages to or loss of our physical assets, impact our ability to conduct operations and/or result in a disruption of our customer’s operations.  These types of physical changes could also affect entities that provide goods and services to us and indirectly have an adverse effect on our business as a result of increases in costs or availability of goods and services.  Changes of this nature could have a material adverse impact on our business.

Solid Waste Disposal and Environmental Remediation.  The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as Superfund, as well as comparable state and local laws, impose liability without regard to fault or the legality of the original act, on certain classes of persons associated with the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site or sites where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, such persons may be subject to strict and, under certain circumstances, joint and several liability for cleanup costs, for damages to natural resources, and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by releases of hazardous substances or other pollutants. We generate materials in the course of our operations that fall within CERCLA’s hazardous substance definition. Beyond the federal statute, many states have enacted environmental response statutes that are analogous to CERCLA.

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

We currently own or lease properties where hazardous substances are being handled, transported or stored or have been handled, transported or stored for many years. Although we believe that operating and disposal practices that were standard in the midstream, field services and liquid asphalt cement industries at the time were utilized at properties leased or owned by us, historical releases of hazardous substances or associated generated wastes may have occurred on or under the properties owned or leased by us, or on or under other locations where these wastes were taken for disposal. In addition, many of these properties have been operated in the past by third parties whose treatment and disposal or release of hazardous substances or associated generated wastes were not under our control. These properties and the materials disposed on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously released hazardous materials or associated generated wastes (including wastes disposed of or released by other site occupants or by prior owners or operators), or to clean up contaminated property (including contaminated groundwater).

Contamination resulting from the release of hazardous substances or associated generated wastes is not unusual within the midstream and liquid asphalt cement industries.  Other assets we have acquired or will acquire in the future may have environmental remediation liabilities for which we are not indemnified. In the future, we may experience releases of hazardous materials, including petroleum products, into the environment from our pipeline terminalling and storage operations, or discover releases that were previously unidentified. Although we maintain a program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to environmental releases from our assets may substantially affect our business.

Regulation of Hydraulic Fracturing. A portion of our customers’ production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into shale formations to stimulate crude oil and/or gas production. The practice of hydraulic fracturing has been subject to public scrutiny in recent years and various efforts to regulate, or in some cases prohibit, hydraulic fracturing have been pursued at the local, state and federal levels of government, and may be pursued in the future. For example, several states, including states in which we operate, have imposed disclosure requirements on hydraulic fracturing, and several local governments have prohibited or severely restricted hydraulic fracturing within their jurisdictions. Restrictions on hydraulic fracturing could adversely affect our operations by reducing the volumes of crude oil that we transport.

Seismicity Related to Wastewater Disposal Wells. Wastewater injection into disposal wells has been tied to increased seismic activity in Oklahoma and other producing states. In some seismically active areas, regulators have responded with permanent and temporary restrictions on the volume and rate of wastewater injection into disposal wells. Such restrictions on wastewater disposal wells or taxation imposed on injected fluids could have a negative impact on us and others in the industry.

Endangered Species and Migratory Birds. The Endangered Species Act (“ESA”), restricts activities that may affect endangered or threatened species or their habitats. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unlisted endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans or limit future development in the affected areas. The Migratory Bird Treaty Act (“MBTA”), implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds. Pursuant to the MBTA, the taking, killing or possessing of migratory birds is unlawful without a permit, thereby potentially requiring the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas. We believe that we are in substantial compliance with the MBTA.

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

Anti-Terrorism Measures.  The federal Department of Homeland Security Appropriations Act of 2007 (“Appropriations Act”) requires the Department of Homeland Security (“DHS”) to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 known as the Chemical Facility Anti-Terrorism Standards (“CFATS”) regarding risk-based performance standards to be attained pursuant to the Appropriations Act and, on November 20, 2007, issued an Appendix A to CFATS that established chemicals of interest and their respective threshold quantities that trigger compliance with the interim rules. In December 2014, the Protecting and Securing Chemical Facilities from Terrorist Attacks Act of 2014 (“CFATS Act”) was enacted. The CFATS Act reauthorized the CFATS program for four years. The CFATS program utilizes a Chemical Security Assessment Tool (“CSAT”) to identify chemical facilities potentially deemed “high risk.” The first step of CSAT is user registration, followed by the completion of a top-screen evaluation. The top-screen evaluation analyzes whether a facility stores regulated chemicals above specified thresholds. If it does, the facility must complete a Security Vulnerability Assessment, which identifies a facility’s security vulnerabilities, and develop and implement a Site Security Plan, which must include measures that satisfy the identified risk-based performance standards. DHS must review and approve or deny all security vulnerability assessments and site security plans. CFATS also requires regulated facilities to keep detailed security records and allow DHS the right to enter, inspect, and audit the property, equipment, operations and records of such facilities. We believe we are in substantial compliance with the CFATS program at our facilities that handle, store, use or process COI above the applicable threshold. Our Birmingport, Alabama asphalt facility handles one chemical substance subject to CFATS security requirements. The site security plan for the Brimingport asphalt facility is under review by DHS. We cannot determine the certainty of the costs associated with any security measures DHS may require under the CFATS program.

Operational Hazards and Insurance

Pipelines, terminals, storage tanks and similar facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We have maintained insurance of various types and varying levels of coverage that we consider adequate under the circumstances to cover our operations and properties, including coverage for pollution related events. However, such insurance does not cover every potential risk associated with operating pipelines, terminals and other facilities. Notwithstanding what we believe is a favorable claims history, the overall cost of the insurance program as well as the deductibles and overall retention levels that we maintain have increased. Through the utilization of deductibles and retentions we self-insure the “working layer” of loss activity to create a more efficient and cost effective program. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. As we continue to grow, we will continue to monitor our retentions as they relate to the overall cost and scope of our insurance program.

Employees

As of December 31, 2016, we employed approximately 380 persons.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that relations with these employees are satisfactory.

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

In order to make cash distributions on our Preferred Units at the preference distribution rate of $0.17875 per unit per quarter, or $0.715 per unit per year, and on our common units at the minimum quarterly distribution of $0.11 per unit per quarter, or $0.44 per unit per year, we will require available cash of approximately $10.7 million per quarter, or $42.7 million per year. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions on our Preferred Units at the preference rate or on our common units at the minimum quarterly distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described herein.

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

We have a total of 6.6 million barrels of storage capacity at the Cushing terminal.  Customer storage contracts for 2.5 million barrels of storage at this location are month-to-month or expire in 2017.  We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace.  In addition, to the degree that we operate outside of long-term contracts, our revenues can be significantly more volatile than would be the case with a pricing structure negotiated through a long-term storage contract.  If we cannot successfully renew significant contracts or must renew them on less favorable terms, our revenues from these arrangements could decline which could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on certain key customers for a portion of our revenues and are exposed to credit risks of these customers. The loss of or material nonpayment or nonperformance by any of these key customers could adversely affect our cash flow and results of operations.

We rely on certain key customers for a portion of revenues. For example, Ergon Asphalt & Emulsions, Inc. represented approximately $22.2 million, or 25%, of our total asphalt terminalling services revenue in 2016. Vitol represented approximately $10.1 million, or 42%, of our total crude oil terminalling and storage revenue, $5.6 million, or 16%, of our crude oil pipeline services revenue, and $6.4 million, or 20%, of our total crude oil trucking and producer field services revenue.  Vitol and Ergon are private companies and we have limited information regarding their financial condition.  Vitol and Ergon Asphalt & Emulsions, Inc. comprised 10% and 19%, respectively, of total accounts receivable at December 31, 2016.

In addition to Vitol and Ergon Asphalt & Emulsions, Inc., other key customers include Axeon Marketing, LLC, Heartland Asphalt Materials, Inc. and Suncor Energy USA, which each accounted for at least 10% but not more than 20% of total asphalt terminalling services revenue in 2016. MV Purchasing, LLC and Sunoco Logistics Partners L.P. each accounted for at least 10% but no more than 20% of total crude oil terminalling and storage revenue. MV Purchasing, LLC, DCP Midstream, LLC and Regency Energy Partners LP each accounted for at least 10% but no more than 25% of total crude oil trucking and producer field services revenue in 2016. CVR Energy, Inc. accounted for approximately 40% of total crude oil pipeline services revenue in 2016.

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

As of December 31, 2016, we had approximately $325.5 million in outstanding indebtedness, including approximately $1.5 million in outstanding letters of credit, under our $400.0 million credit facility.  Our level of debt under the credit facility could have important consequences for us, including the following:

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

As of March 2, 2017, we have aggregate unused credit availability under our revolving credit facility of approximately $76.5 million, although our ability to borrow such funds may be limited by the financial covenants in our credit facility, and cash on hand of approximately $2.1 million. Our ability to access the public capital markets on terms acceptable to us or at all may be limited due to, among other things, commodity price volatility and deterioration, general economic conditions, rising interest rates, capital market volatility, the uncertainty of our future cash flows, adverse business developments and other contingencies.  In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower than it otherwise would be due to these uncertainties.  The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets on terms acceptable to us or at all, and may increase significantly the costs of financing our growth potential.

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

Our operations have minimal direct exposure to changes in asphalt and crude oil prices.  However, the volumes of asphalt and crude oil we gather, market, transport or store are affected by commodity prices because many of our customers have direct commodity price exposure.  Many of our customers have been, and continue to be, adversely affected by significant changes in commodity prices. If our customers continue to be negatively impacted by commodity price volatility or a sustained period of depressed commodity prices or other adverse conditions of the energy industry, they may, among other things, decrease the amount of services that we provide to them.  The prices of asphalt and crude oil are inherently volatile, and we expect this volatility to continue.  Any significant reduction in the amount of services we provide to our customers would have a material adverse effect on our results of operations and cash flows.

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

As of March 2, 2017, we had leases or storage agreements with third party customers relating to each of our 54 asphalt facilities.  Lease or storage agreements related to 20 of these facilities have terms that expire by the end of 2018.  We may not be able to renew or extend our existing contracts or enter into new leases or storage agreements when such contracts expire on terms acceptable to us or at all.  In addition, certain key customers account for a significant portion of our asphalt terminalling services revenues, the loss of which could result in a significant decrease in revenues from our asphalt operations.  A significant decrease in the revenues we receive from our asphalt operations could result in violations of covenants under our credit facility and could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

In addition, certain of our asphalt facilities are located on land that we lease from third parties.  Some of these leases may be terminated by the lessor with as short as thirty days’ notice.  We also have not yet received consent from certain of the lessors to sublease such facilities, which may result in a default under such lease or invalidate the subleases.  If such leases were terminated, it could have a material adverse effect on our ability to provide asphalt terminalling services, which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, unit price, results of operations and ability to conduct our business.  In addition, in certain instances, we have not entered into new leases with a lessor although we continue to operate under expired leases and make payments to the lessor and are in the process of negotiating new leases.  If it were determined that we did not have rights under these expired leases, it could have a material adverse effect on our ability to conduct our asphalt operations and on our financial condition, results of operations and cash flows.

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

The throughput on our crude oil pipelines depends on the availability and demand for transportation and storage of crude oil produced from the oil fields served by such pipelines or through connections with pipelines owned by third parties. Crude oil production may decline for a number of reasons, including natural declines due to depleting wells, a material decrease in the price of crude oil, or the inability of producers to obtain necessary drilling or other permits from applicable governmental authorities. Recently, commodity prices declined significantly. If prices remain depressed for any sustained period of time, production may slow and our customers may decrease the volumes we transport or store for them. If we are unable to replace volumes lost due to a temporary or permanent material decrease in production from the oil fields served by our crude oil pipelines, our throughput could decline, reducing our revenue and cash flow and adversely affecting our financial condition and results of operations.  In addition, it is difficult to attract producers to a new gathering system if the producer is already connected to an existing system. As a result, third-party shippers on our pipeline systems may experience difficulty acquiring crude oil at the wellhead in areas where there are existing relationships between producers and other gatherers and purchasers of crude oil.

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

Our ability to grow in the future will depend, in part, on our ability to make acquisitions that result in an increase in the cash generated per unit from operations.  Ergon has indicated that it intends to use us as a growth vehicle to pursue the acquisition and expansion of midstream energy businesses and assets.  We also cannot say with any certainty whether or not Ergon will develop any projects or, if they do, which, if any, of these future acquisition opportunities may be made available to us, or if we will choose to pursue any such opportunity.

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

Effective in July 2008, the DOT broadened the scope of coverage of its existing pipeline safety standards, including its integrity management programs, to include certain rural onshore hazardous liquid and low-stress pipeline systems found near “unusually sensitive areas,” including non-populated areas requiring extra protection because of the presence of sole source drinking water resources, endangered species or other ecological resources. Also, in December 2006, the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (“PIPES”) was enacted. PIPES reauthorized and amended the DOT’s pipeline safety programs and included a provision eliminating the regulatory exemption for low-stress hazardous liquid pipelines. The Pipeline Safety Act established additional safety requirements for newly constructed pipelines and required the DOT to study safety issues that could result in the adoption of additional regulatory requirements for existing pipelines. On August 13, 2012, PHMSA published rules to update pipeline safety regulations, including increasing maximum civil penalties from $0.1 million to $0.2 million per day of violation and from $1.0 million to $2.0 million as a maximum account for a related series of violations as well as changing PHMSA’s enforcement process. This maximum penalty authority established by statute has been and will continue to be adjusted periodically to account for inflation. PHMSA also issued an Advisory Bulletin in May 2012 which advised pipeline operators that they must have records to document the maximum operating pressure for each section of their pipeline and that the records must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing (including hydrostatic testing) or modifying or replacing facilities to meet the demands of verifiable pressures, could significantly increase an operator’s costs of compliance. In addition, PHMSA issued, but has yet to publish, its final rule for hazardous liquids pipelines. That rule extends regulatory reporting requirements to all liquid gathering lines, requires additional event-driven and periodic inspections, requires use of leak detection systems on all hazardous liquid pipelines, modifies repair criteria, and requires certain pipelines to eventually accommodate inline inspection tools. It is unclear when or if this rule will go into effect as, on January 20, 2017, the Trump administration directed that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. Adoption of new or more stringent pipeline safety regulations affecting our rural gathering or low-stress pipelines could result in more rigorous and costly integrity management planning requirements being imposed on those lines, which could have a material adverse effect on our results of operations. Please read “Item 1. Business-Regulation-Pipeline Safety” for more information.

We may be subject to significant costs related to environmental investigations and/or remediation activities at our asphalt facilities.

We acquired a significant portion of our asphalt assets from SemCorp in 2008 and 2009. The majority of these assets were previously acquired by SemCorp from Koch Industries, Inc. (together with its subsidiaries, “Koch”) in 2005. Koch retained certain liabilities, including certain environmental liabilities, when it sold the assets to SemCorp. Since 2005, Koch has been conducting environmental investigation and/or remediation activities at certain of our asphalt facilities in connection with these retained environmental liabilities. Koch may allege that they are not responsible for retained environmental liabilities at certain of our asphalt facilities. Although we intend to defend any such allegations, if we are found to be liable for such environmental liabilities, it could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

Our operations are subject to environmental and worker safety laws and regulations that may expose us to significant costs and liabilities. Failure to comply with these laws and regulations could adversely affect our ability to make distributions to our unitholders.

Our operations are subject to stringent federal, state and local laws and regulations relating to the protection of the environment. Various governmental authorities, including the EPA, have the power to enforce compliance with these laws and regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Joint and several strict liability may be incurred without regard to the legality of the original conduct under CERCLA, RCRA and analogous state laws for the remediation of contaminated areas. Private parties also may have the right to pursue legal actions to enforce compliance, as well as seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. Moreover, new laws, regulations or enforcement policies could be implemented that significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material.

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

The crude oil and petroleum-based product business is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Federal legislation requiring GHG controls has been considered in the past but has not been enacted.  The EPA has adopted regulations under existing provisions of the CAA that require Prevention of Significant Deterioration (“PSD”) pre-construction permits, and Title V operating permits for GHG emissions from certain large stationary sources. These EPA rulemakings could affect our operations by effectively reducing demand for motor fuels from crude oil and could affect our ability to obtain air permits for new or modified facilities. Furthermore, in 2009, the EPA adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. Monitoring obligations began in 2010 and the emissions reporting requirements took effect in 2011. Some of our facilities include natural gas-fired combustion units that may become subject to this rule. These facilities are required to annually calculate their GHG emissions to determine whether they trigger reporting and monitoring requirements. To date, none of our facilities have exceeded the thresholds established for reporting or monitoring requirements. Although this rule does not control GHG emission levels from any facilities, it has caused us to incur monitoring and reporting costs relating to GHG emissions.  We also note, as previously mentioned, that the EPA finalized rules that took effect in August 2016 to set standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector, including transmission. This action was taken pursuant to President Obama’s Climate Action Plan; however, given the change in administration, it is unclear whether the plan may give rise to other regulations affecting our business. We continue to monitor and review these regulations to determine future impacts, including potential reporting requirements. Legislation and regulations relating to control or reporting of GHG emissions are also in various stages of discussions or implementation in many of the states in which we operate.

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

In addition to potential impacts on our business directly or indirectly resulting from climate-change legislation or regulations, our business also could be negatively affected by climate related physical changes or changes in weather patterns.  A loss of coastline in the vicinity of our facilities or an increase in severe weather patterns could result in damages to or loss of our physical assets, impact our ability to conduct operations and/or result in a disruption of our customer’s operations.  These kinds of physical changes could also affect entities that provide goods and services to us and indirectly have an adverse effect on our business as a result of increases in costs or availability of goods and services.  Changes of this nature could have a material adverse impact on our business.

A portion of our customers’ production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into shale formations to stimulate crude oil and/or gas production. The practice of hydraulic fracturing has been subject to public scrutiny in recent years and various efforts to regulate, or in some cases prohibit, hydraulic fracturing have been pursued at the local, state and federal levels of government and may be pursued in the future. For example, several states, including states in which we operate, have imposed disclosure requirements on hydraulic fracturing, and several local governments have prohibited or severely restricted hydraulic fracturing within their jurisdictions. Restrictions on hydraulic fracturing could adversely affect our operations by reducing the volumes of crude oil that we transport.

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

Risks Inherent in an Investment in Us

Ergon controls our General Partner, which has sole responsibility for conducting our business and managing our operations.  Our General Partner has conflicts of interest with us and limited fiduciary duties, which may permit it to favor its own interests to the detriment of our unitholders.

Ergon owns and controls our General Partner.  Some of our General Partner’s directors are directors and officers of Ergon.  Therefore, conflicts of interest may arise between our General Partner, on the one hand, and us and our unitholders, on the other hand.  In resolving those conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Although the conflicts committee of the board of directors of our General Partner (the “Board”) may review such conflicts of interest, the Board is not required to submit such matters to the conflicts committee. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires our General Partner or Ergon to pursue a business strategy that favors us.  Such persons may make decisions in their best interest, which may be contrary to our interests;

•	our General Partner is allowed to take into account the interests of parties other than us and our unitholders, such as Ergon and its affiliates, in resolving conflicts of interest;

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

•
Ergon is a holder of our Preferred Units and may favor its own interests in actions relating to such units, including causing us to make distributions on such units even if no distributions are made on the common units;

•	Ergon may compete with us, including with respect to future acquisition opportunities;

•	Ergon may favor its own interests in proposing the terms of any acquisitions we make directly from them, and such terms may not be as favorable as those we could receive from an unrelated third party;

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

Neither our partnership agreement nor any other agreement with Ergon prohibits Ergon from owning assets or engaging in businesses that compete directly or indirectly with us.  In addition, Ergon may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets.  Ergon is a privately held company engaged in a wide range of operations. Ergon has significantly greater resources and experience than we have, which may make it more difficult for us to compete with Ergon with respect to commercial activities as well as for acquisition candidates.  As a result, competition from Ergon could adversely impact our results of operations and cash available for distribution.

Cost reimbursements due to our General Partner and its affiliates for services provided, which are determined by our General Partner, may be substantial and will reduce our cash available for distribution to our unitholders.

Pursuant to our partnership agreement, our General Partner is entitled to receive reimbursement for the payment of expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services may be substantial and reduce the amount of cash available for distribution to unitholders. In addition, under Delaware partnership law, our General Partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our General Partner. To the extent our General Partner incurs obligations on our behalf, we are obligated under our partnership agreement to reimburse or indemnify our General Partner. If we are unable or unwilling to reimburse or indemnify our General Partner, our General Partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Holders of our Preferred Units and common units have limited voting rights and are not entitled to elect our General Partner or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our General Partner or the Board and have no right to elect our General Partner or the Board on an annual or other continuing basis. The Board is chosen by Ergon. Furthermore, if the unitholders are dissatisfied with the performance of our General Partner, they have little ability to remove our General Partner. Amendments to our partnership agreement may be proposed only by or with the consent of our General Partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Control of our General Partner may be transferred to a third party without unitholder consent.

Our General Partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of Ergon, the owner of our General Partner, from transferring all or a portion of their ownership interest in our General Partner to a third party. The new owner of our General Partner would then be in a position to replace the Board and officers of our General Partner with its own choices and thereby influence the decisions made by the Board and officers.

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

Our partnership agreement restricts the voting rights of unitholders, other than our General Partner and its affiliates, including Ergon, owning 20% or more of any class of our partnership securities.

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

It will be difficult for our public unitholders to remove our General Partner without its consent because our General Partner and its affiliates own a substantial number of our units. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the General Partner. As of March 2, 2017, Ergon owned approximately 26.1% of our aggregate outstanding Preferred Units and common units.

Affiliates of our General Partner may sell units in the public markets, which sales could have an adverse impact on the trading price of the units.

As of March 2, 2017, the executive officers and directors of our General Partner beneficially own an aggregate of 734,050 common units and 20,400 Preferred Units and Ergon owns 18,312,968 Preferred Units. The sale of these units in the public markets could have an adverse impact on the public trading price of the units or on any trading market that may develop.

Our General Partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of any class of units then outstanding, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of such class of units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. As of March 2, 2017, Ergon owned 52.1% of our outstanding Preferred Units.

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

We have the right in certain circumstances to force the conversion of all outstanding Preferred Units to common units.  These circumstances include a situation in which holders of a certain number of Preferred Units have elected for the Preferred Units that they hold to be converted to common units, then we could then force all remaining outstanding Preferred Units to convert to common units.  Ergon, the owner of our General Partner, owns enough Preferred Units such that if they were all converted to common units, we would be able to exercise this mandatory conversion right.  In addition, we also have the right, effective October 25, 2015, to force the conversion of the outstanding Preferred Units at any time if (i) the daily volume-weighted average trading price of our common units is greater than $8.45 for twenty out of the trailing thirty trading days ending two trading days before we furnish notice of conversion and (ii) the average trading volume of our common units has exceeded 20,000 common units for twenty out of the trailing thirty trading days ending two trading days before we furnish notice of conversion.  As a result, our preferred unitholders may be required to convert their Preferred Units at an undesirable time and may not receive their expected return on investment.

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

Our General Partner has the right under our partnership agreement to institute procedures, by giving notice to each of our unitholders, that would require transferees of units and, upon the request of our General Partner, existing holders of our units to certify that they are Eligible Holders. The purpose of these certification procedures would be to enable us to establish a federal income tax expense as a component of the pipeline’s cost of service for ratemaking purposes under current FERC policy applicable to entities that pass through their taxable income to their owners. Eligible Holders are individuals or entities subject to U.S. federal income taxation on the income generated by us or entities not subject to U.S. federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If these tax certification procedures are implemented, we will have the right to redeem the units held by persons who are not Eligible Holders at the lesser of the holder’s purchase price and the then-current market price of the units. The redemption price would be paid in cash or by delivery of a promissory note, as determined by our General Partner.

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

In addition, recently enacted legislation applicable to partnership tax years beginning after 2017 changes the audit procedures for large partnerships and in certain circumstances would permit the IRS to assess and collect taxes (including any applicable penalties and interest) resulting from partnership-level federal income tax audits directly from us in the year in which the audit is completed. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced. Moreover, changes in current state law may subject us to entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay annually a Texas franchise tax on our total revenue, as adjusted and apportioned to the state under the applicable Texas rules and regulations, at a maximum effective tax rate of 0.525%.  Imposition of such a tax on us by Texas and, if applicable, by any other state will reduce the cash available for distribution to our unitholders.

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

Investment in our units by tax-exempt entities, such as individual retirement accounts (known as IRAs), pension plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If a potential unitholder is a tax-exempt entity or a non-U.S. person, it should consult its tax advisor before investing in our units.

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

We will be considered to have terminated for federal income tax purposes if there are one or more transfers of interests in our partnership that together represent sales or exchanges of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple transfers of the same interest within a twelve month period will be counted only once.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in certain of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in several states, most of which currently impose income taxes on corporations, and many of which impose income taxes on other entities and nonresident individuals.  We may own property or conduct business in other states or foreign countries in the future. It is each unitholder’s responsibility to file all federal, state, local and foreign tax returns. Under the tax laws of some states where we will conduct business, we may be required to withhold a percentage from amounts to be distributed to a unitholder who is not a resident of that state. For example, in the case of Oklahoma, we are required to either obtain a withholding exemption affidavit from and generally report detailed tax information about our non-Oklahoma resident unitholders or withhold an amount equal to 5% of the portion of our distributions to unitholders which is deemed to be the Oklahoma share of our income.

We hold certain assets located at certain of our asphalt facilities in a subsidiary taxed as a corporation.  Such subsidiary is subject to entity level federal and state income taxes on its net taxable income and, if a material amount of entity-level taxes were incurred, then our cash available for distribution to our unitholders could be substantially reduced.

We hold certain of our asphalt processing assets and related fee income through BKEP Asphalt, L.L.C., that is a subsidiary taxed as a corporation. Such subsidiary is required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates. Distributions from such subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of such subsidiary will flow through to our unitholders. Currently, the maximum federal income tax rate applicable to dividend income from such subsidiary which is allocable to individuals is 20% plus an unearned Medicare tax of 3.8%. An individual unitholder’s share of dividend and interest income from such subsidiary would constitute portfolio income that could not be offset by the unitholder’s share of our other losses or deductions. If a material amount of entity-level taxes is incurred by such subsidiary, then our cash available for distribution to our unitholders could be substantially reduced.

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

On January 24, 2017, the U.S. Treasury Department and the IRS published final regulations (the “Final Regulations”), regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Final Regulations provide guidance on the activities that generate qualifying income. In addition, under special transition rules, publicly traded partnerships are permitted to treat income from certain activities that the partnership engaged in prior to May 6, 2015, and that would not otherwise be considered to generate qualifying income under the Final Regulations, as qualifying income for ten years. Under the Final Regulations, income we realize from the blending and storage of asphalt emulsions and certain types of polymer modified asphalt products, which we have historically treated as generating qualifying income, might be considered to no longer constitute qualifying income. Moreover, we may not be able to apply the special transition rules with respect to a portion of such income. In such cases, we may determine to transfer part of the assets that are used to generate such income, as well as the income itself, to a subsidiary taxed as a corporation. Any such subsidiary would be subject to entity level federal and state income taxes on its net taxable income and, if a material amount of entity-level taxes were incurred, then our cash available for distribution to our unitholders could be substantially reduced.

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

We may adopt certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss or deduction between our General Partner and our common unitholders.  The IRS may challenge this treatment, which could adversely affect the value of our outstanding units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our common unitholders and our General Partner.  Our methodology may be viewed as understating the value of our assets.  In that case, there may be a shift of income, gain, loss or deduction between certain common unitholders and our General Partner, which may be unfavorable to such unitholders.  Moreover, under our valuation methods, subsequent purchasers of units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets.  The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss or deduction between our General Partner and certain of our common unitholders.

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

Title to Properties

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have also obtained, where necessary, easement agreements, licenses or permits from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In the event of a challenge to our pipeline location, we generally have the right of eminent domain or other recourse to retain the pipeline in place. In some cases, property on which our pipelines were built was purchased in fee. Our crude oil terminals are on real property owned or leased by us.

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

Item 3.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 16 to our consolidated financial statements, and is incorporated herein by reference thereto.

Item 4.    Mine Safety Disclosures.

None.

PART II. OTHER INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our common units are traded on the Nasdaq Global Market under the symbol “BKEP” and our Preferred Units are traded on the Nasdaq Global Market under the symbol “BKEPP”.

On March 2, 2017, there were 38,155,434 common units outstanding, held by approximately 960 unitholders of record and 35,125,202 Preferred Units outstanding held by approximately 3 unitholders of record.  The actual number of unitholders is greater than the number of holders of record.  2.2% of the common units and 52.1% of the Preferred Units are held by Ergon.

The following table shows the high and low sales prices per common unit and Preferred Unit, as reported by Nasdaq, as well as distributions declared by quarter during the periods indicated.

Common Units	Low	High	Cash Distribution per Unit
2015:
First Quarter	$5.91	$8.45	$0.1395
Second Quarter	7.25	8.40	0.1425
Third Quarter	5.38	7.52	0.1450
Fourth Quarter	4.54	6.69	0.1450

2016:
First Quarter	$3.81	$5.77	$0.1450
Second Quarter	4.56	5.61	0.1450
Third Quarter	5.07	6.50	0.1450
Fourth Quarter	5.72	7.00	0.1450

Preferred Units
2015:
First Quarter	$8.06	$9.48	$0.17875
Second Quarter	8.41	9.52	0.17875
Third Quarter	6.34	8.75	0.17875
Fourth Quarter	6.00	7.51	0.17875

2016:
First Quarter	$5.71	$7.13	$0.17875
Second Quarter	4.56	5.61	0.17875
Third Quarter	6.84	8.75	0.17875
Fourth Quarter	7.60	8.39	0.17875

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

Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter in the following manner:

•
first, 98.4% to the holders of Preferred Units, pro rata, and 1.6% to our General Partner, until we distribute for each outstanding Preferred Unit an amount equal to the Series A Quarterly Distribution Amount (as defined in the partnership agreement) for that quarter;

•
second, 98.4% to the holders of Preferred Units, pro rata, and 1.6% to our General Partner, until we distribute for each outstanding Preferred Unit an amount equal to any arrearages in the payment of the Series A Quarterly Distribution Amount for any prior quarters;

•
third, 98.4% to all common unitholders and Class B unitholders (if any), pro rata, and 1.6% to our General Partner, until we distribute for each outstanding common and Class B unit an amount equal to the minimum quarterly distribution of $0.11 per unit for that quarter; and

•	thereafter, in the manner described in “-General Partner Interest and Incentive Distribution Rights” below.

The preceding discussion is based on the assumptions that our General Partner maintains its 1.6% general partner interest and that we do not issue additional classes of equity securities.

General Partner Interest and Incentive Distribution Rights

The following discussion assumes that our General Partner maintains its approximate 1.6% general partner’s interest and continues to own the incentive distribution rights.

Our partnership agreement provides that our General Partner will be entitled to an approximate 1.6% of all distributions that we make prior to our liquidation. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its approximate 1.6% general partner interest if we issue additional units. Our General Partner’s approximate 1.6% interest, and the percentage of our cash distributions to which it is entitled, will be proportionately reduced if we issue additional units in the future (other than the issuance of partnership securities issued in connection with a reset of the incentive distribution target levels relating to our General Partner’s incentive distribution rights or the issuance of partnership securities upon conversion of outstanding partnership securities) and our General Partner does not contribute a proportionate amount of capital to us in order to maintain its then current general partner interest. Our General Partner will be entitled to make a capital contribution in order to maintain its then current general partner interest in the form of the contribution to us of common units based on the current market value of the contributed common units.

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

•
first, 98.4% to all unitholders holding common units or Class B units, pro rata, and 1.6% to our General Partner, until each unitholder receives a total of $0.1265 per unit for that quarter (the “first target distribution”);

•
second, 85.4% to all unitholders holding common units or Class B units, pro rata, and 14.6% to our General Partner, until each unitholder receives a total of $0.1375 per unit for that quarter (the “second target distribution”);

•
third, 75.4% to all unitholders holding common units or Class B units, pro rata, and 24.6% to our General Partner, until each unitholder receives a total of $0.1825 per unit for that quarter (the “third target distribution”); and

•	thereafter, 50.4% to all unitholders holding common units or Class B units, pro rata, and 49.6% to our General Partner.

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

	2012	2013	2014	2015	2016
Statement of Operations Data:	(in thousands, except for per unit data)
Service revenues:
Third party revenue	$130,696	$142,916	$139,426	$137,415	$126,215
Related party revenue(1)	48,153	51,755	42,788	39,103	30,211
Product sales revenue:
Third party revenue	—	—	4,412	3,511	20,968
Total revenue	178,849	194,671	186,626	180,029	177,394
Costs and expenses:
Operating expense	122,746	133,610	134,184	127,974	111,091
Cost of product sales	—	—	61	3,231	14,130
General and administrative expense	19,795	17,482	17,498	18,976	20,029
Asset impairment expense	1,942	524	—	21,996	25,761
Total expenses	144,483	151,616	151,743	172,177	171,011
Gain on sale of assets	7,271	1,073	2,464	6,137	108
Operating income	41,637	44,128	37,347	13,989	6,491
Other income (expense)
Equity earnings (loss) in unconsolidated entity	—	(502)	883	3,932	1,483
Interest expense(2)	(11,705)	(11,615)	(12,268)	(11,202)	(12,554)
Unrealized gains on investments	—	—	2,079	—	—
Income (loss) before income taxes	29,932	32,011	28,041	6,719	(4,580)
Provision for income taxes	318	593	469	323	260
Net income (loss) from continuing operations	29,614	31,418	27,572	6,396	(4,840)
Income (loss) from discontinued operations	1,951	(3,383)	—	—	—
Net income (loss)	$31,565	$28,035	$27,572	$6,396	$(4,840)
Allocation of net income (loss) for purpose of calculating earnings per unit:
General partners interest in net income	$774	$647	$641	$554	$433
Preferred partners interest in net income	$21,564	$21,564	$21,563	$21,564	$25,824
Beneficial conversion feature attributable to preferred units	$1,853	$—	$—	$—	$—
Net income (loss) available to limited partners	$7,374	$5,824	$5,368	$(15,722)	$(31,097)

Basic and diluted income (loss) per common unit	$0.32	$0.25	$0.20	$(0.47)	$(0.87)

Cash distributions per unit to limited partners(3):
Paid	$0.44	$0.48	$0.52	$0.56	$0.58
Declared	$0.45	$0.49	$0.53	$0.57	$0.58
Cash distributions per unit to preferred partners:
Paid	$0.71	$0.72	$0.72	$0.72	$0.72
Declared	$0.72	$0.72	$0.72	$0.72	$0.72

Balance Sheet Data (at period end):
Property, plant and equipment, net	$267,741	$297,400	$310,163	$312,934	$307,334
Total assets	$299,825	$354,748	$364,395	$364,746	$375,663
Long-term debt and capital lease obligations	$212,006	$275,707	$219,736	$247,548	$327,599
Total partners’ capital	$58,655	$55,458	$119,956	$87,219	$25,576
________________

(1)
For the years ended December 31, 2012, 2013, 2014, 2015 and 2016, we recognized revenues of $48.2 million, $51.2 million, $41.8 million, $37.8 million and $23.2 million, respectively, for services provided to Vitol. Of these amounts, $5.3 million are classified as third party revenues for the years ended December 31, 2016, while all other amounts are classified as related party revenues. Additionally, we provide services to Ergon. For the years ended December 31, 2012, 2013, 2014, 2015 and 2016, we recognized revenues of $15.4 million, $15.5 million, $15.3 million, $15.5 million and $22.2 million, respectively, for services provided to Ergon. In the years ended December 31, 2016, $10.9 million in revenue for services provided to Ergon subsequent to the Ergon Change of Control (as defined below) is classified as related party revenue, while all other amounts are classified as third party revenues.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a publicly traded master limited partnership with operations in twenty-six states. We provide integrated terminalling, storage, gathering and transportation services for companies engaged in the production, distribution and marketing of liquid asphalt cement and crude oil.  We manage our operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling and storage services, (iii) crude oil pipeline services and (iv) crude oil trucking and producer field services.

Potential Impact of Recent Crude Oil Market Price Changes on Future Revenues

Since June of 2014, the market price of West Texas Intermediate crude oil has fluctuated significantly from a peak of approximately $108 per barrel to a low of approximately $30 per barrel (as of March 2, 2017, the price per barrel was $54).  Furthermore, during the fourth quarter of 2014, the West Texas Intermediate crude oil forward price curve changed from a backwardated curve (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible) to a contango curve (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time).  In addition to changes in the price of crude oil and changes in the forward pricing curve, there has been significant volatility in the overall energy industry and specifically in publicly traded midstream energy partnerships. As a result there are a number of trends that may impact our partnership in the near term. These include the overall market price for crude oil and whether or not the forward price curve remains in contango or changes to backwardation, changes in production and the demand for transportation capacity in the areas in which we serve, and overall changes in our cost of capital. We expect this volatility to have the following near-term impacts:

Asphalt Terminalling Services - Although there is no direct correlation between the price of crude oil and the price of asphalt, the asphalt industry tends to benefit from a lower crude oil price environment, strong economy and an increase in infrastructure spend.  As a result, we do not expect the changes in the price of crude oil to significantly impact our asphalt terminalling services operating segment.

Crude Oil Terminalling and Storage Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into a future month.  In September 2014, we had approximately 4.8 million barrels of storage with contracts that had expired or would expire between September 30, 2014 and May 31, 2015.  As a result of the decrease in the crude oil price and change in the crude oil futures pricing curve, our weighted average storage rates increased from September 2014 to March 2016 and have since leveled out. We have approximately 2.5 million barrels of storage with contracts that expire during 2017. A change in the crude oil futures pricing curve from contango to backwardated may impact our ability to recontract expiring contracts or the rate upon which they are recontracted.

Crude Oil Pipeline Services - Throughput volumes on our Mid-Continent pipeline system remained fairly consistent from 2014 through the first quarter of 2016 and were not significantly impacted by the significant changes in the market price of crude oil. However, in late April 2016, as a precautionary measure we suspended service on a segment of our Mid-Continent pipeline system due to a discovery of a pipeline exposure caused by heavy rains and the erosion of a riverbed in southern Oklahoma. There was no damage to the pipeline and no loss of product. In the second quarter of 2016, we took action to mitigate the service suspension and worked with customers to divert volumes, and, in certain circumstances, transported volumes to a third-party pipeline system via truck. In addition, the term of the throughput and deficiency agreement on our Eagle North system expired at June 30, 2016, and, in July of 2016, we completed a connection of the southeastern most portion of our Mid-Continent pipeline system to our Eagle North system and concurrently reversed the Eagle North system.

We are currently operating one Oklahoma mainline system, which is a combination of both the Mid-Continent and Eagle Pipeline systems instead of two separate systems, providing us with a current capacity of approximately 20,000 to 25,000 Bpd. We are working to restore service of the second Oklahoma pipeline system and expect to put the line back in condensate service with a capacity of 20,000 Bpd during the second half of 2017. The ability to fully utilize the capacity of these systems may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve.

We experienced a decrease in revenue on our East Texas pipeline system as a result of an overall decrease in production in the area and the expiration of an incentive tariff on a section of the system. As a result of the decrease in revenues and resulting decline in market values, we recognized non-cash impairment expenses of $12.6 million and $1.4 million related to our East Texas pipeline system and a portion of our Mid-Continent pipeline system, respectively, in the fourth quarter of 2015 and an additional $2.3 million related to our East Texas pipeline system in the fourth quarter of 2016. The East Texas pipeline system is classified as held-for-sale as of December 31, 2016.

We also evaluated the current prospects of Knight Warrior and decided not to pursue development of the project.  The Knight Warrior project was canceled during the second quarter of 2016 due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil.  Consequently, shipper commitments related to the project have been cancelled. In connection with the cancellation of the shipper commitments, we evaluated the Knight Warrior project for impairment and recognized an impairment expense of $22.6 million in June 2016.

On February 12, 2017, we announced that Advantage Pipeline, L.L.C., in which we own an approximate 30% equity ownership interest, entered into a definitive agreement whereby Advantage Pipeline will be acquired by a joint venture (“JV”) formed by affiliates of Plains All American Pipeline, L.P. (“PAA”) and Noble Midstream Partners LP. The closing of the transaction is expected to occur in the first quarter of 2017 and is subject to customary closing conditions, including the satisfactory receipt of regulatory approvals. We expect to receive all cash proceeds from the sale of Advantage Pipeline, and anticipate net proceeds of approximately $27.0 million to $29.0 million.

Crude Oil Trucking and Producer Field Services - A backwardated crude oil curve tends to favor the crude oil transportation services business as crude oil marketers are incentivized to deliver crude oil to market and sell as soon as possible. When the crude oil market curve changed from a backwardated curve to a contango curve in the fourth quarter of 2014, coupled with a decrease in the absolute price of crude oil, transported volumes started decreasing. Throughout 2015, we experienced downward rate pressure in our trucking and producer field services business as producers and marketers attempted to renegotiate service rates to preserve their operating margins in the changing market. In addition, during the second half of 2015, our West Texas operating margins and transported volumes were negatively impacted by increased competition from transporters moving equipment from crude oil shale areas to West Texas, where crude oil volumes have remained relatively consistent, and by producers and marketers quickly pipe-connecting transported barrels. As a result, we decided to cease trucking barrels in West Texas and refocus our efforts on transporting barrels around our owned crude oil pipelines and storage assets in Oklahoma and Kansas. We recorded a restructuring charge of $1.6 million associated with our exit from West Texas in addition to a non-cash impairment expense of $0.5 million associated with a write-down of assets to their estimated net realizable value. See Note 5 to our consolidated financial statements for additional detail regarding this restructuring expense.

Recent Events

A time line of certain recent events is set forth below.

•	October 5, 2016 - We completed the Ergon Transactions which consisted of the following transactions and agreements:

◦
Ergon purchased 100% of the outstanding voting stock of Blueknight GP Holding, L.L.C., which owns 100% of the capital stock of our General Partner, pursuant to a Membership Interest Purchase Agreement dated July 19, 2016 among CBB, an indirect wholly-owned subsidiary of Charlesbank, BEHI, an indirect wholly-owned subsidiary of Vitol, and Ergon Asphalt Holdings, LLC, a wholly-owned subsidiary of Ergon (the “Ergon Change of Control”);

◦
Ergon contributed nine asphalt terminals plus $22.1 million in cash in return for total consideration of approximately $144.7 million, which consisted of the issuance of 18,312,968 of Series A Preferred Units in a private placement;

◦
We repurchased 6,667,695 Series A Preferred Units from each Vitol and Charlesbank in a private placement for an aggregate purchase price of approximately $95.3 million. Vitol and Charlesbank each retained 2,488,789 Series A Preferred Units upon completion of these transactions;

◦
Ergon acquired an aggregate of $5.0 million of common units for cash in a private placement, pursuant to a Contribution Agreement between us, Blueknight Terminal Holding, L.L.C., and three indirect wholly-owned subsidiaries of Ergon;

◦
We and Ergon entered into the Storage, Throughput and Handling Agreement under which we operate certain asphalt terminals, storage tanks and related real property, contracts, permits, and related assets previously owned by Ergon, and we store and terminal Ergon’s asphalt products in exchange for the payment of certain fees by Ergon. The term of the agreement began on October 5, 2016, and will continue for a period of seven years. The agreement will then continue on a year-to-year basis unless cancelled by either party by delivering not less than 180 days’ notice;

◦
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

•
July 26, 2016 - We issued and sold 3,795,000 common units for a public offering price of $5.90 per unit, resulting in proceeds of approximately $21.2 million, net of underwriters’ discount and offering expenses of $1.5 million.

•
July 19, 2016 - We entered into a Second Amendment to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which amended the Amended and Restated Credit Agreement, dated as of June 28, 2013, with Wells Fargo Bank, National Association as administrative agent and the several lenders from time to time party thereto.

•
June 2016 - We evaluated the prospects of Knight Warrior, a previously announced East Texas Eaglebine/Woodbine crude oil pipeline project, and decided to not pursue development of the project due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil. Consequently, shipper commitments related to the project were canceled. In connection with the cancellation of the shipper commitments, we evaluated the Knight Warrior project for impairment and recognized an impairment expense of $22.6 million in June 2016.

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

•
August 6, 2014 - We announced our intention to build the Knight Warrior Pipeline, which would link the emerging East Texas Woodbine/Eaglebine crude oil resource play to Oiltanking Houston, a crude oil and product terminal on the Houston Ship Channel, owned and operated by Oiltanking Partners, L.P.

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

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues and (iii) fuel surcharge revenues. On October 5, 2016, Ergon acquired 100% of the outstanding voting stock of our

General Partner from Vitol and Charlesbank. Beginning on October 5, 2016, revenue from services provided to Ergon is presented as related party revenue and revenue from services provided to Vitol is presented as a third party revenue. During the year ended December 31, 2016, we derived approximately $30.2 million of our revenues from services we provided to related parties, with $17.9 million, $11.0 million and $1.3 million attributable to Vitol, Ergon and Advantage Pipeline L.L.C. (“Advantage Pipeline”), respectively. An additional $5.3 million and $11.3 million of revenues from services provided to Vitol and Ergon, respectively, are classified as third party revenue for the year ended December 31, 2016.

Terminalling and storage revenues consist of (i) storage service fees from actual storage used on a month-to-month basis; (ii) storage service fees resulting from short-term and long-term contracts for committed space that may or may not be utilized by the customer in a given month; and (iii) terminal throughput service charges to pump crude oil to connecting carriers or to deliver asphalt product out of our terminals. Terminal throughput service charges are recognized as the crude oil exits the terminal and is delivered to a connecting crude oil carrier or third-party terminal and as the asphalt product is delivered out of our terminal. Storage service revenues are recognized as the services are provided on a monthly basis. We earn terminalling and storage revenues in two of our segments: (i) crude oil terminalling and storage services and (ii) asphalt terminalling services.

As of March 2, 2017, we have approximately 6.0 million barrels of crude oil storage under service contracts, including 2.5 million barrels of crude oil storage contracts that are either month-to-month contracts or expire in 2017. The weighted average remaining term on the service contracts is approximately twenty months, with one contract having a remaining term of fifty-eight months. Storage contracts with Vitol represent 2.4 million barrels of crude oil storage capacity under contract.

We have leases or storage agreements with third party customers relating to our 54 asphalt facilities.  Lease and storage agreements related to 20 of these facilities have terms that expire by the end of 2018, while the agreements relating to our additional 34 facilities have on average 6.5 years remaining under their terms.  We operate the asphalt facilities pursuant to storage agreements while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

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

During the year ended December 31, 2016, we transported approximately 36,000 Bpd on our pipelines, a decrease of 31% as compared to the year ended December 31, 2015. The decrease in volumes is primarily attributable to suspended service on our Mid-Continent pipeline system due to a discovery of a pipeline exposure in April 2016. See Crude oil pipeline services within our results of operations discussion for additional detail. Vitol accounted for 33% and 31% of volumes transported in 2016 and 2015, respectively.

During the year ended December 31, 2016, we transported approximately 27,000 Bpd on our crude transport trucks, a decrease of 47% as compared to the year ended December 31, 2015. The decrease is primarily due to our decision to cease trucking barrels in West Texas and refocus our efforts on transporting barrels around our owned crude oil pipelines and storage assets in Oklahoma and Kansas. See Crude oil trucking and producer field services within our results of operations discussion for additional detail. Vitol accounted for approximately 30% and 44% of volumes transported in 2016 and 2015, respectively.

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate our asphalt product storage tanks and terminals.  We recognize fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

Our Expenses

Operating expenses decreased by 13% in 2016 as compared to 2015. This decrease is primarily attributable to our exit from the West Texas trucking market in December 2015. General and administrative expenses increased by 6% in 2016 as compared to 2015. This increase is primarily attributable to $1.8 million in professional expenses incurred in connection with the Ergon Transactions. Our interest expense increased by $1.4 million in 2016 as compared to 2015. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the increase in interest expense in 2016.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of December 31, 2016.

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

•
Asphalt Terminalling Services.  Our 54 asphalt terminals are located in 26 states and are well positioned to provide asphalt terminalling services in the market areas they serve throughout the continental United States.  With our approximately 9.6 million barrels of total asphalt product and residual fuel oil storage capacity, we are able to provide our customers the ability to effectively manage their asphalt product storage and processing and marketing activities.  We currently have storage contracts or leases with customers for all of our 54 asphalt facilities.

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

•
Crude oil pipeline assets and services.  We currently own and operate two pipeline systems, the Mid-Continent system and the East Texas system, collectively consisting of approximately 760 miles of pipelines that gather crude oil for our customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by us and others.  Our pipeline system located in Oklahoma and the Texas

Panhandle, which we refer to as the Mid-Continent system, has a combined length of approximately 550 miles.  Our second pipeline gathering and transportation system located in East Texas, which we refer to as the East Texas system, consists of approximately 210 miles of tariff-regulated crude oil gathering pipeline.

•
Crude oil trucking and producer field services.  In addition to our pipelines, we use our approximately 125 owned or leased tanker trucks to gather crude oil in Kansas, Oklahoma, Texas, New Mexico and Colorado for our customers at remote wellhead locations generally not connected to pipeline and gathering systems and transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems.  In connection with our gathering services, we also provide a number of producer field services, ranging from gathering condensates from natural gas producers to hauling production waste water to disposal wells. Our producer service fleet consists of approximately 80 trucks in a number of different sizes.

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

Vitol Storage Agreements

In recent years, a significant portion of our crude oil storage capacity has been dedicated to Vitol under multiple agreements. As of December 31, 2014, 2015 and 2016, 3.1 million barrels, 2.2 million barrels and 2.2 million barrels of storage capacity, respectively, were contracted to Vitol under these storage agreements. Service revenues under these agreements are based on the barrels of storage contracted to Vitol under the applicable agreement at rates that, we believe, are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. The Board’s conflicts committee reviewed and approved these agreements in accordance with our procedures for approval of related party transactions and the provisions of the partnership agreement. We generated revenues under these agreements of approximately $12.0 million, $9.4 million and $9.6 million during the years ended December 31, 2014, 2015 and 2016, respectively. Of this amount, $2.1 million was classified as third party revenue for 2016 while all other amounts are classified as related party revenue for the respective periods.

As of March 2, 2017, 2.2 million barrels of storage capacity were dedicated to Vitol under the crude oil storage agreement with the current term scheduled to expire on May 1, 2018.

Ergon Agreements

Twenty-seven of our asphalt terminals are contracted to Ergon under multiple agreements. Service revenues under these agreements are primarily based on contracted monthly fees under the applicable agreement at rates that, we believe, are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. The Board’s conflicts committee reviewed and approved these agreements in accordance with our procedures for approval of related party transactions and the provisions of the partnership agreement. We generated revenues under these agreements of approximately $15.8 million, $15.5 million, and $22.1 million during the years ended December 31, 2014, 2015 and 2016, respectively. Of these amounts, $10.9 million generated subsequent to the October 5, 2016 Ergon Change of Control is classified as related party revenue for 2016 while all other amounts are classified as third party.

Eaglebine Crude Throughput and Deficiency Agreement

On August 6, 2014, we announced our intention to build the Knight Warrior Pipeline, which would have linked the emerging East Texas Woodbine/Eaglebine crude oil resource play to Oiltanking Houston, a crude oil and product terminal on the Houston Ship Channel, owned and operated by Oiltanking Partners, L.P. On August 29, 2014 we entered into a Crude Oil Throughput and Deficiency Agreement with Eaglebine Crude Oil Marketing LLC (“Eaglebine Crude”), a joint venture partly owned by Vitol Inc., effective as of August 28, 2014, pursuant to which we would have provided certain crude oil transportation services on the Knight Warrior Pipeline for Eaglebine Crude. The Knight Warrior project was canceled during the second quarter of 2016 due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil. Consequently, shipper commitments related to the project have been canceled. In connection with the cancellation of the shipper commitments, we evaluated the Knight Warrior project for impairment and recognized an impairment expense of $22.6 million in June 2016.

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

The table below summarizes our financial results for the year ended December 31, 2014, 2015 and 2016, reconciled to the most directly comparable GAAP measure:

	For the year			Favorable/(Unfavorable)
Operating Results	ended December 31,			2014-2015		2015-2016
(dollars in thousands)	2014	2015	2016	$	%	$	%
Operating Margin, excluding depreciation and amortization
Asphalt terminalling services operating margin	$41,244	$48,212	$56,769	$6,968	17%	$8,557	18%
Crude oil terminalling and storage operating margin	18,818	18,842	20,048	24	—%	1,206	6%
Crude oil pipeline services operating margin	10,457	7,694	4,347	(2,763)	(26)%	(3,347)	(44)%
Crude oil trucking and producer field services operating margin	7,907	1,304	1,829	(6,603)	(84)%	525	40%
Total operating margin, excluding depreciation and amortization	78,426	76,052	82,993	(2,374)	(3)%	6,941	9%

Depreciation and amortization	26,045	27,228	30,820	(1,183)	(5)%	(3,592)	(13)%
General and administrative expenses	17,498	18,976	20,029	(1,478)	(8)%	(1,053)	(6)%
Asset impairment expense	—	21,996	25,761	(21,996)	NA	(3,765)	(17)%
Gain on sale of assets	2,464	6,137	108	3,673	149%	(6,029)	(98)%

Operating income:	37,347	13,989	6,491	(23,358)	(63)%	(7,498)	(54)%

Other income (expense)
Equity earnings in unconsolidated entity	883	3,932	1,483	3,049	345%	(2,449)	(62)%
Interest expense	(12,268)	(11,202)	(12,554)	1,066	9%	(1,352)	(12)%
Unrealized gains on investments	2,079	—	—	(2,079)	(100)%	—	—%
Income tax expense	(469)	(323)	(260)	146	31%	63	20%
Net income (loss)	$27,572	$6,396	$(4,840)	$(21,176)	(77)%	$(11,236)	(176)%

Total operating margin excluding depreciation and amortization increased 9% from 2015 to 2016. Asphalt terminalling services margin increased $8.6 million or 18% from 2015 to 2016 as a result of the acquisition of eleven asphalt terminals in 2016, increased product throughput volumes, and renegotiated throughput fees for some of our asphalt facilities. This increase was partially offset by decreases in our crude oil pipeline services operating segment primarily due to a decrease in volume transported by our pipelines related to suspended service on our Mid-Continent pipeline system beginning in April 2016 after a discovery of a pipeline exposure caused by heavy rains and erosion of a river in southern Oklahoma.

Total operating margin excluding depreciation and amortization decreased from 2014 to 2015 due primarily to decreases in our crude oil pipeline services and crude oil trucking and producer field services operating segments. The 2014 crude oil pipeline services margin included $4.2 million in sales of crude oil related to accumulated pipeline loss allowances and a $1.5 million insurance claim settlement realized in the third quarter of 2014 that decreased operating expenses. There were no sales of crude oil related to accumulated pipeline loss allowances in 2015. Crude oil trucking and producer field service volumes decreased approximately 20% for 2015 as compared to 2014. This was due to the decrease in crude oil prices and production volumes and increases in pipeline-connected barrels and competition. In addition, 2015 crude oil trucking and producer field services’ operating margin was impacted by $1.6 million of expenses related to restructuring the segment. See Note 5 to our Consolidated Financial Statements for additional detail regarding this restructuring expense. These decreases were partially offset by increased operating margin in our asphalt terminalling services segment due to a 9% increase in revenues as a result of increased product throughput volumes, our acquisition of an asphalt terminal in Cheyenne, Wyoming in May 2015, renegotiated throughput fees for some of our asphalt facilities, and decreased operating expenses.

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

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

	For the year			Favorable/(Unfavorable)
Operating results	ended December 31,			2014-2015		2015-2016
(dollars in thousands)	2014	2015	2016	$	%	$	%
Revenues
Third Party Revenues	$66,273	$72,152	$75,655	$5,879	9%	$3,503	5%
Related Party Revenues	1,119	1,278	11,762	159	14%	10,484	820%
Total Revenues	67,392	73,430	87,417	6,038	9%	13,987	19%
Operating Expenses (excluding depreciation and amortization)	26,148	25,218	30,648	930	4%	(5,430)	(22)%
Operating Margin (excluding depreciation and amortization)	$41,244	$48,212	$56,769	$6,968	17%	$8,557	18%

The following is a discussion of items impacting our asphalt terminalling services segment operating margin for the periods indicated:

•
Third party revenues increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to the acquisition of two asphalt terminals in February 2016 as well as increased product throughput at our terminals, and renegotiated throughput fees for some of our asphalt facilities. Related party revenues increased due to the acquisition of nine asphalt facilities from Ergon in October 2016 in conjunction with the Ergon Change of Control, resulting in all revenues generated from services provided to Ergon after October 5, 2016 being classified as related party revenues.

•
Operating expenses increased in 2016 as compared to 2015 as a result of an increase in utilities, compensation and maintenance and repair expense primarily due to the acquisition of eleven new terminals in 2016.

•
Third party revenues increased for 2015 as compared to 2014 primarily as a result of the acquisition of one asphalt terminalling facility in May 2015 as well as annual contract fee escalations and increased throughput at our terminals.

•	Operating expenses decreased in 2015 as compared to 2014 primarily as a result of a decrease in utilities expense.

Crude oil terminalling and storage segment

Our terminalling and storage segment operations generally consist of fee based activities associated with providing storage, terminalling, and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling and storage segment for the periods indicated:

	For the year			Favorable/(Unfavorable)
Operating results	ended December 31,			2014-2015		2015-2016
(dollars in thousands)	2014	2015	2016	$	%	$	%
Revenues
Third Party Revenues	$9,258	$13,076	$16,387	$3,818	41%	$3,311	25%
Related Party Revenues	13,524	11,522	7,858	(2,002)	(15)%	(3,664)	(32)%
Total Revenues	22,782	24,598	24,245	1,816	8%	(353)	(1)%
Operating Expenses (excluding depreciation and amortization)	3,964	5,756	4,197	(1,792)	(45)%	1,559	27%
Operating Margin (excluding depreciation and amortization)	$18,818	$18,842	$20,048	$24	—%	$1,206	6%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	1,724	5,322	5,536	3,598	209%	214	4%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	77	117	78	40	52%	(39)	(33)%

The following is a discussion of items impacting our crude oil terminalling and storage segment operating margin for the periods indicated:

•
Revenues are impacted by changes in market dynamics at the Cushing Interchange. In the fourth quarter of 2014, the market for West Texas Intermediate crude oil returned to contango in which future prices are higher than current prices, resulting in increased demand for storage services at the Cushing Interchange. Storage contracts were executed in the second quarter of 2015 for higher rates, leading to increased revenue for 2015 as compared to 2014. In the second half of 2016 storage rates leveled out or slightly decreased.

•
Revenues have moved from related party to third party due to two factors. We have increased our customer diversity and reduced volumes leased to Vitol, who was a related party until October 2016. In addition, revenues generated from services provided to Vitol subsequent to the October 2016 Ergon Change of Control are classified as third party.

•
Operating expenses for 2016 decreased compared to 2015, primarily as a result of decreases in utilities expense, as well as a decrease in compensation expense due to the cancellation of an operating and maintenance agreement related to Vitol’s crude oil terminal located in Midland, Texas in the third quarter of 2015.

•
Operating expenses for 2015 increased compared to 2014 due primarily to the timing of tank inspections and related maintenance and repair and increases in utility expenses due to increased product movements through the terminal.

•
As of March 2, 2017, we have approximately 6.0 million barrels of crude oil storage under service contracts, including 2.5 million barrels of crude oil storage contracts that are month-to-month or expire in 2017. The weighted average remaining term on the service contracts is approximately twenty months, with one contract having a remaining term of fifty-eight months. Storage contracts with Vitol represent 2.4 million barrels of crude oil storage capacity under contract.

Crude oil pipeline services

Our crude oil pipeline services segment operations generally consist of fee-based activity associated with transporting crude oil products on pipelines. Revenues are generated primarily through tariffs and other transportation fees.

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

	For the year			Favorable/(Unfavorable)
Operating results	ended December 31,			2014-2015		2015-2016
(dollars in thousands)	2014	2015	2016	$	%	$	%
Revenues
Third Party Revenues	$13,834	$15,148	$8,662	$1,314	9%	$(6,486)	(43)%
Related Party Revenues	8,381	10,687	5,433	2,306	28%	(5,254)	(49)%
Product sales revenue:
Third Party Revenue	4,190	3,511	20,968	(679)	(16)%	17,457	497%
Total Revenues	26,405	29,346	35,063	2,941	11%	5,717	19%
Operating Expenses (excluding depreciation and amortization)	15,948	18,162	15,270	(2,214)	(14)%	2,892	16%
Operating Expenses (intersegment)	—	259	890	(259)	NA	(631)	(244)%
Cost Product Sales	—	3,231	14,130	(3,231)	NA	(10,899)	(337)%
Cost of Product Sales (intersegment)	—	—	426	—	—%	(426)	NA
Operating Margin (excluding depreciation and amortization)	$10,457	$7,694	$4,347	$(2,763)	(26)%	$(3,347)	(44)%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	32	36	27	4	13%	(9)	(25)%
East Texas	18	16	9	(2)	(11)%	(7)	(44)%

The following is a discussion of items impacting our crude oil pipeline services segment operating margin for the periods indicated:

•
Service revenues decreased from 2015 to 2016 due to the expiration of an increased tariff that was being charged from June 2014 through May 2015 on certain barrels transported on our East Texas pipeline system under a throughput and deficiency agreement. The tariff returned to a lower rate in June of 2015, which decreased the service revenues generated on the East Texas pipeline system by $4.6 million compared to 2015. The East Texas pipeline system is classified as held-for-sale as of December 31, 2016.

•
In late April 2016, as a precautionary measure we suspended service on our Mid-Continent pipeline system due to a discovery of a pipeline exposure caused by heavy rains and the erosion of a riverbed in southern Oklahoma. There was no damage to the pipe and no loss of product. In the second quarter of 2016, we took action to mitigate the service suspension and worked with customers to divert volumes, and, in certain circumstances, transported volumes to a third-party pipeline system via truck. In addition, the term of the throughput and deficiency agreement on our Eagle North system expired on June 30, 2016, and in July of 2016 we completed a connection of the southeastern most portion of our Mid-Continent pipeline system to our Eagle North system and concurrently reversed the Eagle North system. This enabled us to recapture diverted volumes and deliver those barrels to Cushing, Oklahoma. We are currently operating one Oklahoma mainline system, which is a combination of both the Mid-Continent and Eagle Pipeline systems instead of two separate systems providing us with a current capacity of approximately 20,000 to 25,000 Bpd. We are working to restore service of the second Oklahoma pipeline system and expect to put the line back in condensate service with a capacity of 20,000 Bpd during the second half of 2017. The ability to fully utilize the capacity of these systems may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve.

•
Product sales revenues and cost of product sales increased from 2015 to 2016 due to our acquisition of the Red River pipeline in November 2015. In conjunction with our acquisition of the Red River pipeline, we began marketing crude oil that we purchase at production leases. Revenue from this activity is reflected in product sales revenue. In addition to the marketing revenue, we also had $4.2 million in sales of crude oil arising from accumulated product loss allowances in 2016. There were no sales of accumulated pipeline loss allowances during 2015. 2014 product sales revenues also reflect $4.2 million in sales of crude oil related to accumulated pipeline loss allowance. We expect the sale of accumulated pipeline loss allowances to occur in the future in connection with the pipeline systems we operate; however, future revenue may be lower than that realized historically.

•
Operating expenses decreased from 2015 to 2016 primarily due to decreases in maintenance and repairs. A $1.5 million insurance claim settlement was received in September 2014 that reduced operating expenses for 2014.

Crude oil trucking and producer field services

Our crude oil trucking and producer field services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking and producer field services segment for the periods indicated:

	For the year			Favorable/(Unfavorable)
Operating results	ended December 31,			2014-2015		2015-2016
(dollars in thousands)	2014	2015	2016	$	%	$	%
Revenues
Third Party Revenues	$50,061	$37,039	$25,511	$(13,022)	(26)%	$(11,528)	(31)%
Related Party Revenues	19,764	15,616	5,158	(4,148)	(21)%	(10,458)	(67)%
Intersegment Revenues	—	259	890	259	NA	631	244%
Product sales revenue:
Third Party Revenues	222	—	—	(222)	(100)%	—	—%
Intersegment Revenue	—	—	426	—	—%	426	NA
Total Revenues	70,047	52,914	31,985	(17,133)	(24)%	(20,929)	(40)%
Operating Expenses (excluding depreciation and amortization)	62,140	51,610	30,156	10,530	17%	21,454	42%
Operating Margin (excluding depreciation and amortization)	$7,907	$1,304	$1,829	$(6,603)	(84)%	$525	40%

Average volume (in thousands of barrels per day)	64	51	27	(13)	(20)%	(24)	(47)%

The following is a discussion of items impacting our crude oil trucking and producer field services segment operating margin for the periods indicated:

•
Service revenues and operating expenses have decreased over the past two years due to decreased volumes and transportation rates as a result of declining crude oil prices and production volumes in the areas we serve. We continue to experience downward rate pressure in our trucking and producer field services business as producers and marketers attempt to renegotiate service rates to preserve their operating margins in the changing market.

•
During the second half of 2015, our West Texas operating margins and transported volumes were negatively impacted by increased competition from transporters and marketers quickly pipe-connecting transported barrels. As a result, we decided to cease trucking barrels in West Texas and refocus our efforts on transporting barrels around our owned crude oil pipelines and storage assets in Oklahoma and Kansas. We recorded a restructuring expense of $1.6 million related to employee severance and idle equipment costs related to our exit from the West Texas trucking business in 2015. This restructuring lead to the improvement in operating margin from 2015 to 2016 despite decreased volumes and rates.

Other Income and Expenses

Depreciation and amortization. Depreciation and amortization increased to $30.8 million for 2016 compared to $27.2 million for 2015 and $26.0 million for 2014. These increases are primarily the result of pipeline and asphalt facility acquisitions made during the past two years.

General and administrative expenses.  General and administrative expenses were $20.0 million for the year ended December 31, 2016 compared to $19.0 million for 2015 and $17.5 million for 2014. The increase from 2015 to 2016 is primarily due to $1.8 million of transaction fees related to the Ergon Change of Control and acquisition transactions, partially offset by a decrease in insurance premiums. The increase from 2014 to 2015 is primarily attributable to employee compensation-related expenses and increased legal expenses incurred in connection with litigation that was settled in the third quarter of 2015.

Asset impairment expense. During 2016, we recorded fixed asset impairment expense of $25.8 million, primarily due to an impairment recognized on the Knight Warrior pipeline project and the East Texas pipeline system. The Knight Warrior pipeline project was canceled due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil.  Consequently, shipper commitments related to the project were canceled. In connection with the cancellation of the shipper commitments, we evaluated the Knight Warrior project for impairment and recognized an impairment expense of $22.6 million during the second quarter of 2016. During 2015, we recorded fixed asset impairment expenses of $12.6 million, $1.4 million, and $0.5 million related to the write-down of our East Texas pipeline system, a portion of our Mid-Continent pipeline system, and our West Texas trucking stations, respectively, to their estimated fair value. We also recorded an impairment expense of $7.5 million related to goodwill associated with our pipeline services reporting unit. No asset impairment expenses were recorded in 2014. We used a discounted cash flow model, supplemented by a market approach to evaluate goodwill and the estimated fair value of assets. Key assumptions in the analysis include the use of an appropriate discount rate, volume and rate forecasts and estimates of operating costs. Due to the imprecise nature of our projections and assumptions, actual results can and often do differ from our estimates. If the assumptions used in our projections and analysis prove to be inaccurate or if the markets in which we operate experience future adverse conditions, we could incur additional impairment charges in the future.

Gain on sale of assets. Gain on sale of assets was $0.1 million in 2016 compared to $6.1 million and $2.5 million for 2015 and 2014, respectively. The gain on sale of assets in 2016 consists of the sale of surplus, used property and equipment. The gain on sale of assets in 2015 includes a $6.0 million gain on the sale of crude oil pipeline linefill and storage tank bottoms related to the settlement of litigation with SemCorp in September 2015. The $2.5 million gain recorded in 2014 primarily consist of the sale of surplus, used property and equipment.

Equity earnings in unconsolidated affiliate. The equity earnings in unconsolidated affiliate are attributed to our investment in Advantage Pipeline. The completion of the Crane West station in the second quarter of 2014 increased throughput on the pipeline and Phase II of the system began commercial service in October 2014. The full effect of this was reflected in the increased earnings in 2015. Earnings have decreased in 2016 as a result of a decreased tariff that became effective in March 2016 as well as decreased volumes transported by Advantage Pipeline resulting from competing pipelines in the west Texas market Advantage Pipeline serves. On February 12, 2017, we announced that Advantage Pipeline entered into a definitive agreement whereby Advantage Pipeline will be acquired by a JV formed by affiliates of PAA and Noble Midstream Partners LP. The closing of the transaction is expected to occur in the first quarter of 2017 and is subject to customary closing conditions, including the satisfactory receipt of regulatory approvals. We expect to receive all cash proceeds from the sale of Advantage Pipeline, and anticipate net proceeds of approximately $27.0 million to $29.0 million, subject to certain customary closing conditions.

Interest expense.  Interest expense was $12.6 million for 2016 compared to $11.2 million and $12.3 million for 2015 and 2014, respectively. Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs.

The increase in interest expense from 2015 to 2016 was primarily a result of increases in the weighted average interest rate and in the weighted average debt outstanding during the periods. During 2015 and 2016, the weighted average interest rate under the credit agreement was 3.37% and 3.95%, respectively. In addition, the interest expense resulting from the amortization of debt issuance costs increased by $0.2 million in 2016. These increases were partially offset by decreases in interest expense related to our interest rate swap agreements of $2.1 million. As of December 31, 2016, borrowings under our amended and restated credit agreement bore interest at a weighted average interest rate of 4.08%, inclusive of interest expense associated with the amortization of debt issuance costs.

The decrease in interest expense from 2014 to 2015 was due primarily to decreases in the weighted average interest rate and in the weighted average debt outstanding during the periods. During 2014 and 2015, the weighted average interest rate under the credit agreement was 3.44% and 3.37%, respectively. This decrease was partially offset by capitalized interest, which decreased by $0.1 million to $0.2 million in 2015 as compared to 2014. As of December 31, 2015, borrowings under our amended and restated credit agreement bore interest at a weighted average interest rate of 3.38%, inclusive of interest expense associated with the amortization of debt issuance costs.

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

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the year ended December 31, 2014, 2015 and 2016:

	Year ended December 31,
	2014	2015	2016
	(in millions)
Net cash provided by operating activities	$58.2	$60.5	$52.8
Net cash used in investing activities	(34.3)	(44.6)	(159.6)
Net cash provided by (used in) financing activities	(24.5)	(15.6)	107.0

Operating Activities.  Net cash provided by operating activities was $52.8 million for the year ended December 31, 2016, as compared to $60.5 million for the year ended December 31, 2015.  The decrease in cash provided by operating activities is primarily the result of changes in working capital.

Net cash provided by operating activities was $60.5 million for the year ended December 31, 2015, as compared to $58.2 million for the year ended December 31, 2014. The increase in cash provided by operating activities is primarily the result of changes in working capital.

Investing Activities.  Net cash used in investing activities was $159.6 million for the year ended December 31, 2016, as compared to $44.6 million for the year ended December 31, 2015.  Capital expenditures for the year ended December 31, 2016, included acquiring nine asphalt terminal facilities from Ergon for $122.6 million, net of $22.1 million cash received, maintenance capital expenditures of $8.7 million, net of reimbursable expenditures of $1.9 million, expansion capital expenditures of $9.4 million, and other acquisitions of $19.0 million. These expenditures were partially offset by proceeds from the sale of assets of $2.0 million.

Net cash used in investing activities was $44.6 million for the year ended December 31, 2015, as compared to $34.3 million for the year ended December 31, 2014.  Capital expenditures for the year ended December 31, 2015, included maintenance capital expenditures of $7.9 million, net of reimbursable expenditures of $0.5 million, expansion capital expenditures of $33.2 million, primarily related to the Knight Warrior pipeline project, and acquisitions of $21.0 million. These expenditures were partially offset by proceeds from the sale of assets of $14.7 million, as well as $2.3 million related to proceeds from the sale of investments in 2015.

Financing Activities.  Net cash provided by financing activities was $107.0 million for the year ended December 31, 2016. Financing activities for the year ended December 31, 2016, included net borrowings under our credit facility of $79.0 million and distributions of $47.2 million. In addition, we received proceeds from equity issuances of $26.3 million and repurchased $95.3 million of Series A Preferred Units.

 Net cash used in financing activities was $15.6 million for the year ended December 31, 2015, as compared to $24.5 million for the year ended December 31, 2014.  Financing activities for the year ended December 31, 2015 consisted primarily of net borrowings under our credit facility of $29.0 million and distributions of $41.6 million.

Our Liquidity and Capital Resources

Cash flow from operations and our credit facility are our primary sources of liquidity. Our ability to borrow funds under our credit facility may be limited by financial covenants. At December 31, 2016, we had working capital of $5.9 million. This is primarily a function of our approach to cash management. At December 31, 2016, we had approximately $74.5 million of availability under our revolving credit facility, and we could borrow all of the remaining availability and still remain within our covenant restrictions. As of March 2, 2017, we have aggregate unused commitments under our revolving credit facility of approximately $76.5 million and cash on hand of approximately $2.1 million.

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

Expansion capital expenditures for organic growth projects totaled $9.4 million in the year ended December 31, 2016, compared to $33.2 million in the year ended December 31, 2015.  These capital expenditures were funded by cash flows from operations, borrowings under our credit facility and proceeds from the issuance of common units. We currently expect our expansion capital expenditures for organic growth projects to be approximately $8.0 million to $10.0 million in 2017. Maintenance capital expenditures totaled $8.7 million, net of reimbursable expenditures of $1.9 million, in the year ended December 31, 2016 compared to $7.9 million in the year ended December 31, 2015.  We currently expect maintenance capital expenditures to be approximately $10.0 million to $11.5 million, net of reimbursable expenditures, in 2017. Our sources of liquidity for these expansion and maintenance capital expenditures in 2017 are expected to be a combination of cash flows from operations and borrowings under our credit facility.

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

Prior to the date on which we issue qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 4.75 to 1.00; provided that the maximum permitted consolidated total leverage ratio will be 5.25 to 1.00 for certain quarters based on the occurrence of a specified acquisition (as defined in the Partnership’s credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more). The acquisition of the nine asphalt terminals from Ergon qualified as a specified acquisition.

From and after the date on which we issue qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 5.00 to 1.00; provided that from and after the fiscal quarter ending immediately preceding the fiscal quarter in which a specified acquisition occurs to and including the last day of the second full fiscal quarter following the fiscal quarter in which such acquisition occurred, the maximum permitted consolidated total leverage ratio is 5.50 to 1.00.

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

At December 31, 2016, our consolidated total leverage ratio was 4.22 to 1.00 and our consolidated interest coverage ratio was 6.09 to 1.00.  We were in compliance with all covenants of our credit agreement as of December 31, 2016.

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

In addition to other customary events of default, the credit agreement includes an event of default if (i) our General Partner ceases to own 100% of our general partner interest or ceases to control us, or (ii) Ergon ceases to own and control 50.0% or more of the membership interests of our General Partner.
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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years, as of December 31, 2016, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Debt obligations(1)	$341.9	$12.0	$329.9	$—	$—
Operating lease obligations	16.3	5.1	7.4	2.2	1.6
____________________

(1)
Represents required future principal repayments of borrowings of $324.0 million and variable rate interest payments of $17.9 million. All amounts outstanding under our credit agreement mature in June 2018. For our variable-rate debt, we calculated interest obligations assuming the weighted-average interest rate of our variable-rate debt at December 31, 2016, on amounts outstanding through the assumed repayment date.

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

We capitalize certain costs directly related to the construction of assets, including interest and engineering costs. Upon disposition or retirement of property, plant and equipment, any gain or loss is included in operating income in the consolidated statements of operations.

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

Goodwill. Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but is tested annually for impairment and when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The impairment test is generally based on the estimated discounted future net cash flows of the respective reporting unit, utilizing discount rates and other factors in determining the fair value of the reporting unit.  Inputs in the Partnership’s estimated discounted future net cash flows include existing and estimated future asset utilization, estimated growth rates in future cash flows, and estimated terminal values. During the fourth quarter of 2015, our goodwill impairment test indicated that the fair value of the crude oil trucking and producer field services and asphalt services reporting units exceeded their carrying values and no impairments were indicated. However, an impairment was indicated in the crude oil pipeline services reporting unit and an impairment expense of $7.5 million was recorded in 2015. Our goodwill impairment tests for 2016 indicated that the fair value of all reporting units exceeded their carrying values and no impairments were indicated.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 21 to our Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to market risk due to variable interest rates under our credit facility. As of March 2, 2017, we had $322.0 million outstanding under our credit facility that was subject to a variable interest rate. Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first agreement became effective June 28, 2014 and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, we pay a fixed rate of 1.45% and receive one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015 and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we pay a fixed rate of 1.97% and receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at December 31, 2016 is a liability of $1.9 million and is recorded in long-term interest rate swap liabilities on the consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the consolidated statements of operations.

During the year ended December 31, 2016, the weighted average interest rate under our credit agreement was 3.95%. As of December 31, 2016, borrowings under our credit facility bore interest at a weighted average interest rate of 4.08%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of December 31, 2016, the terms of our credit agreement, current interest rates and the effect of our interest rate swap agreements, an increase or decrease of 100 basis points in the interest rate would result in increased annual interest expense of approximately $1.2 million or decreased annual interest expense of $1.0 million, respectively.

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

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm PricewaterhouseCoopers LLP, are set forth on pages F-1 through F-30 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of December 31, 2016, were effective.

Management’s Report on Internal Control Over Financial Reporting.  Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing on page F-1.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2016, our affiliates included members of the Vitol Group of companies (“Vitol”). Vitol is one of the world’s largest traders of oil and oil products. Following the relaxation of Iran related sanctions on January 16, 2016 an affiliate of Blueknight, Vitol Bahrain (VBA), has undertaken transactions with Iranian state controlled companies. During the period from the date on which the Iran sanctions were relaxed and December 31, 2016,  VBA bought fuel, gasoil and naphtha from the National Iranian Oil Company (“NIOC”) for a total cost of Emirati Dirham (AED) 2,121,532,898.95. During the same period, VBA also bought (1)fuel and gasoil from the Naftiran Intertrade Co (NICO) Ltd for a total cost of AED 904,751,835.19; (2) gasoil, LPG and naphta from the Persian Gulf Petrochemical Industry Trading Co for a cost of AED 751,876,785.61; and (3) naphta from  the Kharg Petrochemical Company for a total cost of AED 38,963,698.22 . In addition, during the same period, VBA sold gasoline to NIOC for a total cost of AED 392,952,507.48. VBA does not calculate net profits on a per-customer transactional basis; however, Vitol estimates that the net profits attributable to the disclosed activity would not exceed 1% of Vitol’s annual profits. VBA anticipates that it will continue to do business with the Iranian entities referred to above provided that such activity continues to be permitted by applicable sanctions regimes. Vitol ceased being an affiliate on October 5, 2016 pursuant to the Ergon Change of Control.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance.

Our General Partner manages our operations and activities. Our General Partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. The directors of our General Partner oversee our operations. Unitholders are not entitled to elect the directors of our General Partner or directly or indirectly participate in our management or operations. Our General Partner owes a limited fiduciary duty to our unitholders. Our General Partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our General Partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse to it. Borrowings under our existing credit facility are nonrecourse to our General Partner.

Directors and Executive Officers

The Board currently consists of Donald M. Brooks (affiliated with Ergon), Edward D. Brooks (affiliated with Ergon), Jimmy A. Langdon (affiliated with Ergon), Robert H. Lampton (affiliated with Ergon), William W. Lampton (affiliated with Ergon), Duke R. Ligon (an independent director), Steven M. Bradshaw (an independent director) and John A. Shapiro (an independent director).  Mr. Ligon serves as the Chairman of the Board, the chairman of the audit committee and a member of the compensation committee and the conflicts committee of the Board.  Mr. Bradshaw serves as the chairman of the conflicts committee and a member of the compensation committee and the audit committee of the Board.  Mr. Shapiro serves as the chairman of the compensation committee and a member of the conflicts committee and the audit committee of the Board.

The following table shows information regarding the current directors and executive officers of our General Partner as of March 2, 2017.

Name	Age	Position with Blueknight Energy Partners G.P., L.L.C.
Mark A. Hurley	58	Chief Executive Officer
Alex G. Stallings	49	Chief Financial Officer and Secretary
Joel W. Kanvik	48	Chief Legal Officer and General Counsel
James R. Griffin	39	Chief Accounting Officer
Jeffery A. Speer	50	Chief Operating Officer
Brian L. Melton	47	Chief Commercial Officer
Duke R. Ligon	75	Director, Chairman of the Board and Audit Committee
Steven M. Bradshaw	68	Director, Chairman of the Conflicts Committee
John A. Shapiro	65	Director, Chairman of the Compensation Committee
Donald M. Brooks	63	Director
Edward D. Brooks	34	Director
Jimmy A. Langdon	52	Director
Robert H. Lampton	56	Director
William W. Lampton	61	Director

Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified.  Officers serve at the discretion of the Board. Robert H. Lampton and William W. Lampton are brothers. There are no other family relationships between officers and directors.

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

Alex G. Stallings has served as Chief Financial Officer and Secretary of our General Partner since March 2009.  Mr. Stallings served as Chief Accounting Officer and Secretary of our General Partner from February 2007 to March 2009.  Additionally, Mr. Stallings served as SemCorp’s Chief Accounting Officer from September 2002 to July 2008. Prior to joining SemCorp, Mr. Stallings served as Chief Accounting Officer for Staffmark, Inc., a temporary staffing company where he was responsible for the public reporting and integration of numerous acquisitions during his tenure. Mr. Stallings also previously was an audit manager for the public accounting firm of Coopers & Lybrand, working in its Tulsa, Oklahoma office.  Mr. Stallings graduated from Baylor University with a bachelor of business administration degree in accounting and is a certified public accountant in the state of Oklahoma.

Joel W. Kanvik has served as General Counsel and Chief Legal Officer of our General Partner since November 2016. Mr. Kanvik previously served as the Director of U.S. Law and Assistant Secretary for Enbridge Energy Company, Inc, which he joined in January 2001. He provided legal and business counsel to a family of corporations/limited partnerships, including the development and execution for large-scale construction/acquisition projects, mergers and acquisitions, contracts and licenses, intellectual property, litigation management and corporate governance. Mr. Kanvik received his B.A. in Political Science from Northwestern University and his J.D. from the University of Wisconsin.

James R. Griffin has served as the Chief Accounting Officer of our General Partner since March 2009.  Mr. Griffin served as our General Partner’s controller from May of 2007 to March 2009. Mr. Griffin is a certified public accountant in the state of Oklahoma, and has previously served as an audit manager for the public accounting firm of PricewaterhouseCoopers LLP. Mr. Griffin received his bachelor of science in business administration from Oklahoma State University.

Jeffery A. Speer has served as Chief Operating Officer of our General Partner since July 2013 and previously as Senior Vice President-Operations of our General Partner since February 2010.  Previously, Mr. Speer had served as the Vice President of Operations for one of our subsidiaries since June 2009.  He served as Vice President of Operations for SemCorp’s asphalt and emulsion business from June 2005 to June 2009.  Prior to joining SemCorp, Mr. Speer served as Vice President of Operations for Koch Industries, Inc. and had operational responsibility for Koch’s crude oil and pipeline divisions in Oklahoma, Texas and Canada as well as Koch’s agricultural and asphalt and emulsion businesses.  Mr. Speer has more than 25 years of experience in the energy industry and holds a Bachelor’s degree in mechanical engineering from Kansas State University.

Brian L. Melton has served as Chief Commercial Officer and Vice President Pipeline Marketing and Business Development of our General Partner since December 2013. Previously, he served as Vice President of Business Development / Corporate Strategy for Crestwood Equity Partners, L.P., Crestwood Midstream Energy Partners, L.P. and Inergy, L.P. from September 2008 until December 2013. Prior to joining Inergy in 2008, he was a director in the Energy Corporate Investment Banking groups of Wachovia Securities and A.G. Edwards. He has served on the Board of Directors of Abraxas Petroleum Corporation (AXAS) since October of 2009. Mr. Melton received a Bachelor of Science degree in Management and a Master of Business Administration degree from Arkansas State University.

Duke R. Ligon has served as a director of our General Partner since October 2008. He is an attorney, an owner and manager of Mekusukey Oil Company, LLC, and served as senior vice president and general counsel of Devon Energy Corporation from January 1997 until he retired in February 2007. From February 2007 to February 2010, Mr. Ligon served in the capacity of Strategic Advisor to Love’s Travel Stops & Country Stores, Inc., based in Oklahoma City, and has previously acted as Executive Director of the Love’s Entrepreneurship Center at Oklahoma City University. He is also a member of the Board of Directors of Heritage Trust Company, Security State Bank (in which he has a 14% beneficial ownership), Cavaloz Holdings and Pardus Oil and Gas (formerly ENXP). He was formerly on the Board of Directors of PostRock Energy Corporation (PSTR), System One, Orion California LP, Emerald Oil, Inc. (EOX), SteelPath MLP, TransMontaigne Partners L.P. (TLP), Pre-Paid Legal Services, Inc. (PPD), Panhandle Oil and Gas Inc. (PHX),Vantage Drilling Company (VTG) and TEPPCO Partners, L.P. (TPP). Mr. Ligon received an undergraduate degree in chemistry from Westminster College and a law degree from the University of Texas School of Law. Mr. Ligon was selected to serve as a director on the Board due to his extensive business and leadership experience derived from his background as a director of various companies in the energy industry as well as his financial and legal expertise.

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

John A. Shapiro has served as a director of our General Partner since November 2009.  Mr. Shapiro retired as an officer at Morgan Stanley & Co. where he had served for more than 24 years in various capacities, most recently as Global Head of Commodities. While an officer at Morgan Stanley, Mr. Shapiro participated in the successful acquisitions of TransMontaigne Inc. and Heidmar Inc. and served as a member of the board of directors of both companies. Prior to joining Morgan Stanley & Co., Mr. Shapiro worked for Conoco, Inc. and New England Merchants National Bank. Mr. Shapiro has been a lecturer at Princeton University, Harvard University School of Government, HEC Business School (Paris, France) and Oxford University Energy Program (Oxford, UK). In addition, he serves on the board of directors of Citymeals-on-Wheels, serves as a senior advisor to Mountain Capital Partners, a Houston-based private equity firm focused on Upstream E&P investments, and holds an MBA from Harvard University and a Bachelor’s degree in economics from Princeton University.  Mr. Shapiro has served on the board of directors of Blue Wolf Mongolia Holdings. Mr. Shapiro was selected to serve as a director on the Board due to his financial expertise and extensive industry experience developed through his work at Morgan Stanley & Co. and by serving as a director of other energy companies.

Donald M. Brooks has served as a director of our General Partner since October 2016. Mr. Brooks has been the President and a member of the Board of Directors of Crafco, Inc. since 2010, and serves on the Board of Directors of one of Crafco Inc.’s sister companies, Ergon A&E. When Ergon formed a joint venture in California with another independent refiner, he was appointed to that Board of Directors and is Ergon’s representative in that entity. In addition, he was appointed President of the joint venture, Tricor Refining, LLC in 2010. Mr. Brooks presently serves on the Advisory Board to the National Center for Pavement Preservation (NCPP) at Michigan State University and formerly has served on the Advisory Board for the Foundation for Pavement Preservation (FP2). As a graduate of Northern Arizona University in 1976, he holds a Bachelor’s of Science Degree in Accounting and is a certified public accountant. Mr. Brooks was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

Edward D. Brooks has served as a director of our General Partner since October 2016. Mr. Brooks has served as the Vice President of Business Development for Ergon A&E since 2013. Mr. Brooks joined Ergon in 2007 to serve as the Manager of Business Development. Prior to joining Ergon, Mr. Brooks worked with Haddox, Reid, Burkes &Calhoun, PLLC as a manager in the assurance services division. Mr. Brooks was educated at Mississippi College, where he received a Bachelor’s Degree in Accounting and a Masters of Business Administration. Mr. Brooks is a certified public accountant and also holds a Chartered Global Management Accountant license. Mr. Brooks was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

Jimmy A. Langdon has served as a director of our General Partner since October 2016. Mr. Langdon currently holds the following positions: Executive Vice President and Chief Operating Officer for Ergon, Sr. Vice President for ISO Panels, Inc., Senior Vice President for ETI, Ergon Baton Rouge, Inc., Ergon Knoxville, Inc., Ergon St. James, Inc., Ergon Texas Pipeline, Inc., and Ergon-Ironton, LLC. He also serves on the Ergon Operating Committee as the chairman and serves on the Executive Committee as a member. Mr. Langdon began his full time professional career with Tenneco working as an Associate Engineer with their Tennessee Gas Pipeline group based in Houston, Texas. He joined Ergon Refining, Inc. in 1989 as a Maintenance Engineer in Vicksburg, Mississippi and held various other positions through 1997. In 1997, he assisted Ergon with the formation of Ergon-West Virginia, Inc. in Newell, West Virginia and held the position of Maintenance/Engineering Manager until 2000. In 2000, Mr. Langdon joined the Ergon corporate office group and assisted the Real Estate segment of the company for the next two years in the development business. Over the next fourteen years, he held various positions within Ergon including Vice President-Corporate Engineering and Vice President- Corporate Maintenance along with Sr. Vice President for Ergon A&E. Mr. Langdon is a 1987 Graduate of Mississippi State University with a degree in Civil Engineering. Mr. Langdon was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

Robert H. Lampton has served as a director of our General Partner since October 2016. Mr. Lampton has been with Ergon since 1983, and currently serves as President of the Supply and Distribution Division, President of ETI, and Ergon Trucking, Inc. He is also President of Ergon Marine and Industrial Supply and Ergon Real Estate. He is an Executive Committee Member and Board Member of Ergon. He was a Board Member for Mississippi Valley Title Company from 2005 to 2015. Mr. Lampton is a 1983 graduate of The University of Mississippi with a degree in Business Administration and a Minor in Business Psychology. Mr. Lampton was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

William W. Lampton has served as a director of our General Partner since October 2016. Mr. Lampton has been with Ergon since 1979, and currently serves as President of Ergon’s Asphalt Groups and as Chairman of the Board of Directors of Ergon A&E. He serves on Ergon’s Executive Committee and is a member of the Board of Directors. Mr. Lampton currently is a board member of Mississippi Economic Council, Boy Scouts of America Andrew Jackson Council and Greater Jackson Chamber Partnership (of which he is a past chairman). He sits on the Dean’s Advisory Council of Mississippi State University’s Bagley College of Engineering. He also served as co-chair of Mississippi Works initiative under Governor Phil Bryant. Mr. Lampton was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

Independence of Directors

Our General Partner currently has eight directors, three of whom (Messrs. Bradshaw, Ligon and Shapiro) are “independent” as defined under the independence standards established by Nasdaq.  Nasdaq’s independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.  Nasdaq does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a nominating committee.

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

Compensation Committee.  The members of the compensation committee are Messrs. Bradshaw, Ligon and Shapiro (chairman).  The primary responsibility of the compensation committee is to oversee compensation decisions for the outside directors of our General Partner and executive officers of our General Partner, as well as administer the General Partner’s Long-Term Incentive Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we believe that all directors, officers, beneficial owners of more than 10% of any class of our securities or any other person subject to Section 16 of the Exchange Act complied with the Section 16(a) filing requirements of them during the year ended December 31, 2016.

Reimbursement of Expenses of our General Partner

Pursuant to our partnership agreement, our General Partner and its affiliates are entitled to receive reimbursement for the payment of expenses related to our operations and for the provision of various general and administrative services for our benefit.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during 2016, each person who served as the Principal Financial Officer (“PFO”) during 2016 and the three most highly compensated executive officers other than the PEO and PFO serving at December 31, 2016, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2016 are referred to as the Named Executive Officers (“NEOs”).  The NEOs include the following:

•	Mark A. Hurley, Chief Executive Officer;

•	Alex G. Stallings, Chief Financial Officer and Secretary;

•	James R. Griffin, Chief Accounting Officer;

•	Jeffery A. Speer, Chief Operating Officer;

•	Brian L. Melton, Chief Commercial Officer; and

•	Chris A. Paul, Chief Legal Officer and General Counsel until August 31, 2016.

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

 In 2015, management, for the benefit of the compensation committee of the Board, engaged BDO USA, LLP (“BDO”) as its independent compensation consultant to provide the compensation committee comparable market based compensation data and other data regarding compensation programs and methodologies applicable to the NEOs and other employees of our General Partner.  In its consultation role, BDO was tasked with conducting an assessment of our peer group, and benchmarking the compensation of our NEOs against our peer group.  The compensation committee will utilize the compensation survey data when making decisions to change any individual named executive officer’s compensation, or when making changes or additions to any compensation program or methodologies.  BDO’s work for the compensation committee did not raise any conflicts of interest in 2015. The compensation committee of the Board did not engage a consultant in 2016 or 2014.

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

Each of the NEOs other than Messrs. Speer and Melton has entered into employment agreements with a subsidiary of our General Partner. As of December 31, 2016, the employment agreements for our NEOs provide for, or in the case of Mr. Paul, provided for, an annual base salary of $445,000, $319,800, $221,500 and $285,000 for Messrs. Hurley, Stallings, Griffin and Paul, respectively, and in 2016, Messrs. Speer and Melton’s base salary was $240,000 and $237,000, respectively.  These base salary amounts were originally determined based upon the scope of each executive’s responsibilities that were commensurate with such executive’s position as well as the added responsibilities the executives have that were typical of executives in publicly traded partnerships, taking into account competitive market compensation paid by similar companies for comparable positions.  In addition, the base salary amounts payable to Messrs. Hurley, Speer, Paul, and Melton were determined, in part, by the base salary amount and other benefits each such individual received prior to joining our General Partner’s management team. In March 2014, our General Partner’s compensation committee decided to increase the base salaries of Messrs. Hurley, Stallings, Griffin, Speer and Paul to $435,000, $312,000, $217,210, $220,420 and $278,100, respectively. In March 2015, our General Partner’s compensation committee decided to increase the base salaries of Messrs. Hurley, Stallings, Griffin, Speer, Paul and Melton to $445,000, $319,800, $221,500, $228,000, $285,000 and $237,000, respectively. In March 2016, our General Partner’s compensation committee decided to increase the base salary of Mr. Speer to $240,000. In March 2017, our General Partner’s compensation committee decided to increase the base salary of Messrs. Hurley, Stallings, Griffin, Speer and Melton to $450,000, $326,000, $227,000, $252,000, and $244,000, respectively.

Discretionary Bonus Awards.  Our General Partner’s compensation committee may also award discretionary bonus awards to the NEOs. Our General Partner may use discretionary bonus awards for achieving financial and operational goals and for achieving individual performance objectives.

During March 2015, the compensation committee awarded discretionary bonuses of $400,000, $130,000, $86,600, $110,200, $115,000 and $105,800 to each of Messrs. Hurley, Stallings, Griffin, Speer, Paul and Melton, respectively, relating to our results of operations in 2014.  Please see “-2014 Incentive Compensation” for a discussion of these discretionary bonuses.

During March 2016, the compensation committee awarded discretionary bonuses of $450,000, $145,000, $90,000, $135,000, $125,000 and $110,000 to each of Messrs. Hurley, Stallings, Griffin, Speer, Paul and Melton, respectively, relating to our results of operations in 2015.  Please see “-2015 Incentive Compensation” for a discussion of these discretionary bonuses.

During March 2017, the compensation committee awarded discretionary bonuses of $475,000, $165,000, $110,000, $160,000 and $110,000 to each of Messrs. Hurley, Stallings, Griffin, Speer and Melton, respectively, relating to our results of operations in 2016.  Please see “-2016 Incentive Compensation” for a discussion of these discretionary bonuses.

Long-Term Incentive Plan Awards.  Our General Partner has adopted the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates who perform services for us. Each of the NEOs is, or in the case of Mr. Paul, was, eligible to participate in the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. For a more detailed description of our Long-Term Incentive Plan, please see “-Long-Term Incentive Plan.”

During September 2012, in connection with his appointment as our Chief Executive Officer, the compensation committee made an award of 500,000 phantom units to Mr. Hurley. The award vests ratably in 20% increments on each of September 20, 2013, 2014, 2015, 2016 and 2017, respectively. These phantom units do not contain distribution equivalent rights.

During March 2014, the compensation committee made awards of phantom units of 17,089 units, 9,438 units, 16,538 units, 17,089 units and 12,679 units to Messrs. Stallings, Griffin, Speer, Paul and Melton, respectively, relating to our results of operations in 2013.  The awards vested on January 1, 2017. These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2014 Incentive Compensation” for a discussion of these awards.

During March 2015, the compensation committee made awards of phantom units of 15,528 units, 9,607 units, 13,818 units, 14,963 units, and 13,160 units to Messrs. Stallings, Speer, Paul and Melton, respectively, relating to our results of operations in 2014.  The awards vest on January 1, 2018. These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2015 Incentive Compensation” for a discussion of these awards.

During March 2016, the compensation committee made awards of phantom units of 29,880 units, 16,932 units, 26,892 units, 29,880 units and 21,912 units to Messrs. Stallings, Griffin, Speer, Paul and Melton, respectively, relating to our results of operations in 2015.  The awards vest on January 1, 2019. These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2016 Incentive Compensation” for a discussion of these awards.

During March 2017, the compensation committee made awards of phantom units of 21,800 units, 14,065 units, 22,504 units and 15,471 units to Messrs. Stallings, Griffin, Speer and Melton, respectively, relating to our results of operations in 2016.  The awards vest on January 1, 2020. These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2016 Incentive Compensation” for a discussion of these awards.

Mr. Paul’s employment with our General Partner was ended on August 31, 2016, and, accordingly, his unvested phantom units were forfeited at such time.

Other Benefits. The employment agreements entered into by each of the NEOs other than Messrs. Speer and Melton with our General Partner provide that such NEO is eligible to participate in any employee benefit plans maintained by our General Partner during the term of his employment with the General Partner. During 2014, 2015 and 2016, our General Partner maintained an employee health insurance plan and an Exec-U-Care plan under which our officers were reimbursed for certain co-pays and deductibles for medical expenses in addition to the Long-Term Incentive Plan described above. In addition, the employment agreements provide that each NEO is entitled to reimbursement for out-of-pocket expenses incurred while performing his duties under the employment agreement. Furthermore, we currently provide auto allowances to our NEOs.

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

During March 2015, our General Partner’s chief executive officer proposed to the compensation committee that each of our NEOs (other than Mr. Hurley) receive (i) a discretionary bonus award relating to our results of operations in 2014 as follows: $130,000, $86,600, $110,200, $115,000 and $105,800 for Messrs. Stallings, Griffin, Speer, Paul and Melton, respectively, and (ii) awards of phantom units relating to our results of operations for 2014 as follows: 15,528 units, 9,607 units, 13,818 units, 14,963 units and 13,160 units to Messrs. Stallings, Griffin, Speer, Paul and Melton, respectively.  The compensation committee agreed with these recommendations and on March 6, 2015, made discretionary bonus awards and phantom unit grants in accordance with such recommendations and also awarded Mr. Hurley a discretionary bonus award of $400,000 relating to our results of operations in 2014. The discretionary bonus awards were paid in March 2015.  The compensation committee considered the achievement of performance metrics outlined in the prior paragraph as well as the performance of the individual NEO in determining to make such awards.

2015 Incentive Compensation. For 2015, the Board approved a cash bonus plan whereby a bonus pool for all employees, including the NEOs, was established. The bonus pool equaled a percentage of a performance metric equal to cash flow generated prior to distributions, incentive compensation, reserves established by our General Partner and certain other adjustments (which was set at approximately $46.5 million for 2015). Between 35% and 50% of the bonus pool was to be funded based on the achievement of this performance metric (with up to an additional 20% being contributed based on achieving results in excess of this performance metric). An additional 15% to 35% of the bonus pool was to be funded based on the achievement of our growth goals, with an additional 15% of the bonus pool based on the achievement of partnership wide goals and an additional 10% of the bonus pool based on the achievement of environmental, health and safety targets. Individual awards (which, as in prior years, were expected to be paid in a combination of cash bonuses and equity compensation) was to be determined by the compensation committee in its discretion based on individual performance, exceptional service to the Partnership, challenges and opportunities not reasonably foreseeable at the beginning of the year, internal equities and external competition or opportunities. In 2015, actual cash flow generated prior to distributions, incentive compensation and reserves established by our General Partner was $59.1 million, resulting in 60% of the bonus pool being contributed based on this metric. In addition, company growth goals were partially achieved resulting in 15% of the bonus pool being contributed, company-wide goals were achieved resulting in 15% of the bonus pool being contributed, and 10% of the bonus pool was contributed based on the partial achievement of environmental, health and safety targets.

During March 2016, our General Partner’s chief executive officer proposed to the compensation committee that each of our NEOs (other than Mr. Hurley) receive (i) a discretionary bonus award relating to our results of operations in 2015 as follows: $145,000, $90,000, $135,000, $125,000 and $110,000 for Messrs. Stallings, Griffin, Speer, Paul and Melton, respectively, and (ii) awards of phantom units relating to our results of operations for 2015 as follows: 29,880 units, 16,932 units, 26,892 units, 29,880 units and 21,912 units to Messrs. Stallings, Griffin Speer, Paul and Melton, respectively.  The compensation committee agreed with these recommendations and on March 4, 2016 made discretionary bonus awards and phantom unit grants in accordance with such recommendations and also awarded Mr. Hurley a discretionary bonus award of $450,000 relating to our results of operations in 2015. The discretionary bonus awards were paid in March 2016.  The compensation committee considered the achievement of performance metrics outlined in the prior paragraph as well as the performance of the individual NEO in determining to make such awards.

2016 Incentive Compensation. For 2016, the Board approved a cash bonus plan whereby a bonus pool for all employees, including the NEOs, was established. The bonus pool equaled a percentage of a performance metric equal to cash flow generated prior to distributions, incentive compensation, reserves established by our General Partner and certain other adjustments (which was set at approximately $50.1 million for 2016). Between 35% and 50% of the bonus pool was to be funded based on the achievement of this performance metric (with up to an additional 20% being contributed based on achieving results in excess of this performance metric). An additional 15% to 35% of the bonus pool was to be funded based on the achievement of our growth goals, with an additional 15% of the bonus pool based on the achievement of partnership wide goals and an additional 10% of the bonus pool based on the achievement of environmental, health and safety targets. Individual awards (which, as in prior years, were expected to be paid in a combination of cash bonuses and equity compensation) was to be determined by the compensation committee in its discretion based on individual performance, exceptional service to the Partnership, challenges and opportunities not reasonably foreseeable at the beginning of the year, internal equities and external competition or opportunities. In 2016, actual cash flow generated prior to distributions, incentive compensation and reserves established by our General Partner was $51.4 million, resulting in 50% of the bonus pool being contributed based on this metric. In addition, company growth goals were exceeded resulting in 35% of the bonus pool being contributed, company-wide goals were achieved resulting in 15% of the bonus pool being contributed, and 9% of the bonus pool was contributed based on the partial achievement of environmental, health and safety targets.

During March 2017, our General Partner’s chief executive officer proposed to the compensation committee that each of our NEOs (other than Mr. Hurley) receive (i) a discretionary bonus award relating to our results of operations in 2016 as follows: $165,000, $160,000, $110,000 and $110,000 for Messrs. Stallings, Speer, Griffin and Melton, respectively, and (ii) awards of phantom units relating to our results of operations for 2016 as follows: 21,800 units, 22,504 units, 14,065 units and 15,471 units to Messrs. Stallings, Speer, Griffin and Melton, respectively.  The compensation committee agreed with these recommendations and on March 7, 2017 made discretionary bonus awards and phantom unit grants in accordance with such recommendations and also awarded Mr. Hurley a discretionary bonus award of $475,000 relating to our results of operations in 2016. The discretionary bonus awards were paid in March 2017.  The compensation committee considered the achievement of performance metrics outlined in the prior paragraph as well as the performance of the individual NEO in determining to make such awards.

2017 Incentive Compensation. For 2017, the Board has considered a cash bonus plan whereby a bonus pool for all employees, including the NEOs, would be established. The Board has not yet established the plan or performance metrics by which the bonus pool will be determined.

Compensation Mix. Our General Partner’s compensation committee determines the mix of compensation, both among short- and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the NEOs.

Role of Executive Officers in Executive Compensation.  Our General Partner’s compensation committee determines the compensation of the NEOs. Our General Partner’s chief executive officer, Mr. Hurley, made recommendations to the compensation committee for the awards of phantom units and discretionary bonuses to be paid to our NEOs relating to our results of operations in 2014, 2015 and 2016. However, Mr. Hurley does not make any recommendations regarding his personal compensation. In addition, the employment agreements entered into by Mssrs. Stallings and Griffin were originally approved by the management committee of SemCorp’s general partner pursuant to its limited liability company agreement.

Employment Agreements.  As indicated above, each of the NEOs except Messrs. Speer and Melton has entered into an employment agreement with our General Partner or one of its subsidiaries.

Employment Agreement of Mr. Hurley. Pursuant to Mr. Hurley’s employment agreement, Mr. Hurley was paid an initial annual base salary of $425,000. In March 2014, our General Partner’s compensation committee increased the base salary of Mr. Hurley to $435,000. In March 2015, our General Partner’s compensation committee increased the base salary of Mr. Hurley to $445,000. Mr. Hurley’s employment agreement has an initial five year term that automatically renews for subsequent one year periods unless either party gives 90 days advance notice. Mr. Hurley also received 500,000 non-participating phantom units in September 2012 under the General Partner’s Long-Term Incentive Plan, which vest ratably over five years pursuant to the Phantom Unit Agreement he entered into with the General Partner. The employment agreement also provides that Mr. Hurley is eligible to participate in any employee benefit plans maintained by the General Partner and is entitled to reimbursement for certain out-of-pocket expenses.  Mr. Hurley has agreed not to disclose any confidential information obtained by him while employed under his employment agreement and has agreed to a one year non-solicitation covenant.

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

“Change of Control” means any of the following events: (i) Charlesbank or Vitol, or their respective affiliates, ceases to be the beneficial owner, on a combined basis, of 50% or more of the combined voting power of the equity interests in the General Partner; (ii) our limited partners approve, in one or a series of transactions, a plan of complete liquidation of us; (iii) the sale or other disposition either by the General Partner or by us of all or substantially all of the assets of the General Partner or us in one or more transactions to any person other than the General Partner and its affiliates; or (iv) a transaction resulting in a person other than the General Partner or an affiliate of the General Partner being our general partner. On October 5, 2016, Ergon purchased 100% of the outstanding voting stock of Blueknight GP Holding, L.L.C. from Charlesbank Capital Partner, LLC and Vitol Holding B.V., triggering a Change of Control.

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

In October 2012, Vitol and Charlesbank, the former owners of Blueknight GP Holding, LLC (“HoldCo”), the owner of our General Partner, admitted Mr. Hurley as a member of HoldCo.  In connection with his admission as a member of HoldCo, Mr. Hurley was issued a non-voting economic interest in HoldCo (the “Profits Interest”).   Mr. Hurley’s Profits Interest in HoldCo were to vest in 20% increments on each of October 4, 2013, 2014, 2015, 2016 and 2017 and entitled Mr. Hurley, to the extent vested, to (i) 2% of the total amount of proceeds and/or distributions in excess of $100,000,000 received by HoldCo in connection with a transaction resulting in a change of control of us, and (ii) 2% of the portion of any interim quarterly distribution received by HoldCo in excess of $1,250,000.  Upon completion of the Ergon Transactions in October 2016, Vitol and Charlesbank repurchased and cancelled the Profits Interest from Mr. Hurley for $660,000.

Although the entire economic burden of the Profits Interest, which is equity classified, was borne solely by HoldCo and does not impact our cash or units outstanding, the intent of the Profits Interest was to provide a performance incentive and encourage retention of Mr. Hurley. Therefore, we recognized the grant date fair value of the Profits Interest as compensation expense over the service period and the repurchase price as compensation expense in the period paid. The expense is also reflected as a capital contribution and, thus, results in a corresponding credit to Partners’ capital in our consolidated financial statements.  Our expense was $0.1 million for each of the years 2014 and 2015 and $0.9 million for 2016.

Employment Agreements of Messrs. Stallings and Griffin.  The employment agreements entered into by Messrs. Stallings and Griffin had initial terms of two years that automatically renew for subsequent one year periods unless either party gives 90 days advance notice.  These employment agreements provide for the initial annual base salaries described above. In addition, Messrs. Stallings and Griffin are eligible for discretionary bonus awards and long-term incentives which may be made from time to time in the sole discretion of the Board.  The employment agreements also provide that Messrs. Stallings and Griffin are eligible to participate in any employee benefit plans maintained by our General Partner during the term of his employment with the General Partner and for up to 12 months thereafter and are entitled to reimbursement for certain out-of-pocket expenses.

Pursuant to the employment agreements, Messrs. Stallings and Griffin have agreed not to disclose any confidential information obtained by him while employed under the agreement. In addition, the employment agreement contains payment obligations that may be triggered by a termination after a Change of Control as defined therein.  See “- Potential Payments Upon Change of Control or Termination.”

Under the employment agreements entered into with Messrs. Stallings and Griffin, our General Partner may be required to pay certain amounts upon a change of control of us or our General Partner or upon the termination of Messrs. Stallings or Griffin in certain circumstances. Except in the event of termination for Cause, termination by Messrs. Stallings or Griffin other than for Good Reason, or termination after the expiration of the term of the employment agreements, the employment agreements provide for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to twelve months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.

The employment agreements also provide that if, within one year after a Change of Control occurs, Messrs. Stallings or Griffin is terminated by our General Partner without Cause or Messrs. Stallings or Griffin terminates the agreement for Good Reason, he will be entitled to payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to 24 months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.  Based upon Messrs. Stallings’ and Griffin’s current base salary, the maximum amount of the lump sum severance payment would be approximately $0.6 million and $0.4 million, respectively, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of earned but unpaid base salary and benefits under any incentive plans.

For purposes of the employment agreements with Messrs. Stallings and Griffin:

“Cause” means (i) conviction of Messrs. Stallings or Griffin by a court of competent jurisdiction of any felony or a crime involving moral turpitude; (ii) Messrs. Stallings’ or Griffin’s willful and intentional failure or willful intentional refusal to follow reasonable and lawful instructions of the Board; (iii) Messrs. Stallings’ or Griffin’s material breach or default in the performance of his obligations under the employment agreement; or (iv) Messrs. Stallings’ or Griffin’s act of misappropriation, embezzlement, intentional fraud or similar conduct involving our General Partner.

“Good Reason” means (i) a material reduction in Messrs. Stallings’ or Griffin’s base salary; (ii) a material diminution of Messrs. Stallings’ or Griffin’s duties, authority or responsibilities as in effect immediately prior to such diminution; or (iii) the relocation of Messrs. Stallings’ or Griffin’s principal work location to a location more than 50 miles from its current location.

“Change of Control” means any of the following events: (i) any person or group other than SemGroup, L.P., Manchester Securities Corp., Alerian Finance Partners, LP, or their respective Affiliates shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the equity interests in us or our General Partner; (ii) our limited partners approve, in one or a series of transactions, a plan of complete liquidation of us; (iii) the sale or other disposition either by our General Partner or us of all or substantially all of the assets of our General Partner or us in one or more transactions to any person other than our General Partner and its affiliates; or (iv) a transaction resulting in a person other than our General Partner or an affiliate of our General Partner being our general partner. On October 5, 2016, Ergon purchased 100% of the outstanding voting stock of Blueknight GP Holding, L.L.C. from Charlesbank Capital Partner, LLC and Vitol Holding B.V., triggering a Change of Control.

Potential Payments Upon Change of Control.

Employment Agreements.  The employment agreements with Messrs. Hurley, Stallings and Griffin contain provisions that could result in the payment of amounts to such individuals upon a termination or change of control (as defined in such employment agreements).

As described above, under Messrs. Hurley’s, Stallings’ and Griffin’s employment agreements, the applicable NEO is entitled to certain payments if the employment agreement is terminated in certain circumstances as described above.  Upon a termination, Messrs. Hurley, Stallings and Griffin would be entitled to a lump sum payment of approximately $0.4 million, $0.3 million and $0.2 million, respectively, in addition to continued participation in our General Partner’s welfare benefit programs and the amounts of unpaid base salary and benefits under any incentive plans.  In addition, as described above, Messrs.

Hurley’s, Stallings’ and Griffin’s employment agreements provide that, if such individual’s employment is terminated in certain circumstances within one year, in the case of Messrs. Stallings or Griffin, or eighteen months, in the case of Mr. Hurley, after a Change of Control (as defined in the applicable agreement and described above) occurs, he will be entitled to certain payments as described above.  Upon such an event, Messrs. Hurley, Stallings and Griffin would be entitled to a lump sum payment of approximately $0.8 million, $0.6 million and $0.4 million, respectively, in addition to continued participation in our General Partner’s welfare benefit programs and the amounts of earned but unpaid base salary and benefits under any incentive plans.

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

Unit Purchase Plan

On June 23, 2014, the Partnership’s unitholders approved the Blueknight Energy Partners, L.P. Employee Unit Purchase Plan (the “Unit Purchase Plan”). The Unit Purchase Plan provides employees of the General Partner and its affiliates who perform services for the Partnership the opportunity to acquire or increase their ownership of common units. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage (ranging from 1% to 15%) of their eligible compensation for each pay period withheld for the purchase of common units. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization or similar event pursuant to the terms of the Unit Purchase Plan. The purpose of the Unit Purchase Plan is to promote our interests by providing employees of the General Partner and its affiliates a cost-effective program to enable them to acquire or increase their ownership of common units and to provide a means whereby such individuals may develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests. As of December 31, 2016, 101,882 common units have been delivered under the Unit Purchase Plan.

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the years ended 2016, 2015 and 2014.

Name and Position(1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(3)(4)	Option Awards ($)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)(5)(6)	Total ($)
Mark A. Hurley Chief Executive Officer	2016	445,000	475,000	—	—	—	43,075	963,075
	2015	442,500	450,000	—	—	—	43,929	936,429
	2014	432,917	400,000	—	—	—	37,122	870,039
Alex G. Stallings Chief Financial Officer and Secretary	2016	319,800	165,000	142,528	—	—	71,237	698,565
	2015	317,850	145,000	120,187	—	—	63,228	646,265
	2014	310,750	130,000	154,826	—	—	66,760	662,336
James R. Griffin Chief Accounting Officer	2016	221,500	110,000	80,766	—	—	41,272	453,538
	2015	220,428	90,000	73,004	—	—	35,863	419,295
	2014	216,541	86,600	85,508	—	—	35,143	423,792
Jeffery A. Speer Chief Operating Officer	2016	237,000	160,000	175,784	—	—	65,310	638,094
	2015	226,105	135,000	106,951	—	—	59,535	527,591
	2014	219,083	110,200	149,834	—	—	57,322	536,439
Brian L. Melton Chief Commercial Officer	2016	237,000	110,000	104,520	—	—	102,005	553,525
	2015	235,250	110,000	101,858	—	—	90,154	537,262
	2014	230,000	105,800	114,872	—	—	125,911	576,583
Chris A. Paul Chief Legal Officer and General Counsel	2016	190,000	—	142,528	—	—	62,155	394,683
	2015	283,275	125,000	115,814	—	—	50,524	574,613
	2014	276,412	115,000	154,826	—	—	35,584	581,822
_______________

(1)
Mr. Hurley was appointed as our General Partner’s Chief Executive Officer in September 2012.  Mr. Stallings has served as our General Partner’s Chief Financial Officer and Secretary since March 2009.  Mr. Griffin has served as our General Partner’s Chief Accounting Officer since March 2009. Mr. Speer served as the Vice President of Operations for one of our subsidiaries prior to February 2010 and has served as our General Partner’s Senior Vice President - Operations since February 2010 and Chief Operating Officer since July 2013. Mr. Melton has served as our General Partner’s Chief Commercial Officer since December 2013.  Mr. Paul served as our General Partner’s Chief Legal Officer from October 2013 to August 2016.

(2)
In March 2014, Messrs. Hurley’s, Stallings’, Griffin’s, Speer’s, Melton’s and Paul’s annual base salary was increased to $435,000, $312,000, $217,210, $220,420, $230,000 and $278,100, respectively. In March 2015, Messrs. Hurley’s, Stallings’, Griffin’s, Speer’s, Melton’s and Paul’s annual base salary was increased to $445,000, $319,800, $221,500, $228,000, $237,000 and $285,000, respectively. In March 2016, Mr. Speer’ annual base salary was increased to $240,000.

(3)
Dollar amounts represent the grant date fair value of awards granted in each year with respect to phantom unit grants under the Long-Term Incentive Plan. See Note 13 to our consolidated financial statements for assumptions used in calculating these amounts.

(4)	Mr. Paul’s employment with our General Partner ended effective August 31, 2016. Accordingly, Mr. Paul’s unvested phantom units were forfeited at such time.

(5)
We provide distribution equivalent rights (“DERs”) under the Long-Term Incentive Plan, auto allowances, reimbursement of certain deductibles and co-payments for medical expenses and discretionary matching and profit sharing contributions to our 401(k) plan to our NEOs. In 2016, payments of $31,916, $18,412, $30,749, $24,518 and $22,608 related to the DERs were made to Messrs. Stallings, Griffin, Speer, Melton and Paul, respectively. In 2016, auto allowances of $10,800 were paid each to Messrs. Hurley, Stallings, Speer and Melton. In 2016, an auto allowance of $6,300 was paid to Mr. Paul and no auto allowance was paid to Mr. Griffin. In 2016, matching and profit sharing contributions to our 401(k) plan of $26,175, $26,175, $22,375, $22,055, $18,682 and $19,575 were made for Messrs. Hurley, Stallings, Griffin, Speer, Melton and Paul, respectively.

(6)
In connection with his appointment as Chief Commercial Officer, Mr. Melton received a signing bonus of $45,000 and a relocation benefit of $42,500, both of which were paid in 2014, a signing bonus of $45,000 paid in 2015 and a signing bonus of $45,000 paid in 2016.

Pension Benefits

We do not have a pension plan in which our named executive officers are eligible to participate.

Non-Qualified Deferred Compensation

We do not have a non-qualified deferred compensation plan.

Grants of Plan-Based Awards Table for Fiscal Year 2016

The following tables provide information concerning each grant of an award made to a NEO during 2016, including, but not limited to, awards made under our General Partner’s Long-Term Incentive Plan.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Units (#)(1)(2)	All Other Unit Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit and Option Awards ($)
Alex G. Stallings	March 9, 2016	—	—	—	—	—	—	29,880	—	—	142,528
James R. Griffin	March 9, 2016	—	—	—	—	—	—	16,932			80,766
Brian L. Melton	March 9, 2016	—	—	—	—	—	—	21,912	—	—	104,520
Chris A. Paul(3)	March 9, 2016	—	—	—	—	—	—	14,963	—	—	115,814
Jeffrey A. Speer	March 9, 2016	—	—	—	—	—	—	26,892	—	—	128,275
	October 26, 2016	—	—	—	—	—	—	9,960	—	—	58,266
____________________

(1)	This amount represents grants of phantom units under our General Partner’s Long-Term Incentive Plan. See Note 13 to our Consolidated Financial Statements.

(2)	No awards were granted to Mr. Hurley in 2016.

(3)	Mr. Paul’s employment with our General Partner ended effective August 31, 2016. Accordingly, Mr. Paul’s unvested phantom units were forfeited at such time.

Outstanding Equity Awards at Fiscal Year-End 2016

The following tables provide information concerning all outstanding equity awards made to a NEO as of December 31, 2016, including, but not limited to, awards made under our General Partner’s Long-Term Incentive Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
Mark A. Hurley	—	—	—	—	—	—	—	100,000	(1)	659,627	(2)
Alex G. Stallings	—	—	—	—	—	—	—	17,089	(4)	117,060	(3)
	—	—	—	—	—	—	—	15,528	(5)	106,367	(3)
	—	—	—	—	—	—	—	29,880	(6)	204,678	(3)
James R. Griffin	—	—	—	—	—	—	—	9,438	(4)	64,650	(3)
	—	—	—	—	—	—	—	9,607	(5)	65,808	(3)
	—	—	—	—	—	—	—	16,932	(6)	115,984	(3)
Jeffery A. Speer	—	—	—	—	—	—	—	16,538	(4)	113,285	(3)
	—	—	—	—	—	—	—	13,818	(5)	94,653	(3)
	—	—	—	—	—	—	—	26,892	(6)	184,210	(3)
Brian L. Melton	—	—	—	—	—	—	—	12,679	(4)	86,851	(3)
	—	—	—	—	—	—	—	13,160	(5)	90,146	(3)
	—	—	—	—	—	—	—	21,912	(6)	150,097	(3)
____________________

(1)
Represents phantom units granted in 2012 under our General Partner’s Long-Term Incentive Plan. These phantom units will vest ratably over five years, with 20% vesting on each anniversary of the September 20, 2012 grant date. These phantom units do not contain distribution equivalent rights.

(2)
Market value of awards is calculated as the product of the closing market price of $6.85 of the Partnership’s common units at December 30, 2016, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award, and the number of phantom units outstanding at December 31, 2016.

(3)
Market value of awards is calculated as the product of the closing market price of $6.85 of the Partnership’s common units at December 30, 2016 and the number of phantom units outstanding at December 31, 2016.

(4)
Represents phantom units granted in 2014 under our General Partner’s Long-Term Incentive Plan. These phantom units will vest on January 1, 2017. All of the distribution equivalent rights associated with these phantom units are currently payable.

(5)
Represents phantom units granted in 2015 under our General Partner’s Long-Term Incentive Plan. These phantom units will vest on January 1, 2018. All of the distribution equivalent rights associated with these phantom units are currently payable.

(6)
Represents phantom units granted in 2016 under our General Partner’s Long-Term Incentive Plan. These phantom units will vest on January 1, 2019. All of the distribution equivalent rights associated with these phantom units are currently payable.

Option Exercises and Stock Vested Table for Fiscal Year 2016

The following table provides information regarding each vesting of phantom units held by our NEOs in 2016. Our NEOs have not been granted stock option awards.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark A. Hurley	100,000	582,000	(2)
Alex G. Stallings	16,770	78,819	(3)
James R. Griffin	9,317	43,790	(3)
Jeffrey A. Speer	16,149	75,900	(3)
____________________

(1)	No awards vested in 2016 for Messrs. Paul or Melton.

(2)	This value is based on the average of the high and low trading prices of our common unit on September 21, 2016, the date of issuance of such common units.

(3)	This value is based on the average of the high and low trading prices of our common units on January 15, 2016, the date of issuance of such common units.

Director Compensation for Fiscal Year 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Duke R. Ligon	143,000	55,000	—	—	—	—	198,000
Steven M. Bradshaw	145,000	45,000	—	—	—	—	190,000
John A. Shapiro	145,000	45,000	—	—	—	—	190,000
Donald M. Brooks(1)	—	—	—	—	—	—	—
Edward D. Brooks(1)	—	—	—	—	—	—	—
Jimmy A. Langdon(1)	—	—	—	—	—	—	—
Robert H. Lampton(1)	—	—	—	—	—	—	—
William W. Lampton(1)	—	—	—	—	—	—	—
____________________

(1)	Affiliated with Ergon.

(2)
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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2016, the compensation committee of our General Partner was comprised of Messrs. Ligon, Bradshaw and Shapiro (Chairman).  No member of the compensation committee was an officer or employee of our General Partner.

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

The Compensation Committee

John A. Shapiro, Committee Chair
Steven M. Bradshaw
Duke R. Ligon

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of March 2, 2017 held by:

•	each person or group of persons who beneficially own 5% or more of the then outstanding common or preferred units;

•	all of the directors of our General Partner;

•	each NEO of our General Partner; and

•	all current directors and NEOs of our General Partner as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Percentage of total common and Preferred Units beneficially owned is based on 38,155,434 common units and 35,125,202 Preferred Units outstanding as of March 2, 2017.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Percentage of Total Common and Preferred Units Beneficially Owned
Ergon Asphalt & Emulsions, Inc.(2)	847,457	2.2%	18,312,968	52.1%	26.1%
Mark A. Hurley(5)	300,534	*	—	—	*
Alex G. Stallings(3)(5)	113,822	*	20,000	*	*
James R. Griffin(5)	54,585	*	—	—	*
Jeffery A. Speer(5)	54,067	*	—	—	*
Joel W. Kanvik	—	—	—	—	—
Brian L. Melton(5)	13,695	*	400	*	*
Duke R. Ligon(4)	47,923	*	—	—	*
Steven M. Bradshaw(4)	34,057	*	—	—	*
John A. Shapiro(4)	36,117	*	—	—	*
Donald M. Brooks(2)(6)	—	—	—	—	—
Edward D. Brooks(2)(6)	—	—	—	—	—
Jimmy A. Langdon(2)(6)	—	—	—	—	—
Robert H. Lampton(2)(6)	50,800	*	—	—	*
William W. Lampton(2)(6)	28,450	*	—	—	*
Blueknight Energy Holding, Inc.(7)	—	—	2,488,789	7.1%	3.4%
CB-Blueknight, LLC(8)	—	—	2,488,789	7.1%	3.4%
MSD Capital, L.P.(9)	3,256,390	8.5%	1,935,842	5.5%	7.1%
Swank Capital, L.L.C.(10)	3,268,195	8.6%	2,278,929	6.5%	7.6%
Neuberger Berman Group LLC(11)	5,847,163	15.3%	—	—	8.0%
DG Capital Management, Inc.(12)	2,600,520	6.8%	—	—	3.5%
Clearbridge Investments, LLC(13)	3,368,894	8.8%	—	—	4.6%
All current executive officers and directors as a group (14 persons)	734,050	1.9%	20,400	*	1.0%
_______________

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 6060 American Plaza, Suite 600, Tulsa, Oklahoma 74135.

(2)
Ergon Asphalt & Emulsions, Inc. owns Ergon Asphalt Holdings, LLC.  The address for Ergon is 2829 Lakeland Drive, Suite 2000, Jackson, Mississippi 39215. Ergon Asphalt Holdings, LLC owns 100% of Blueknight GP Holding, LLC, which owns the membership interest in our General Partner.

(3)	Mr. Stallings has pledged as collateral to a bank 78,054 common units and 20,000 preferred units.

(4)	Does not include unvested restricted units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.

(5)	Does not include unvested phantom units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.

(6)	Messrs. D. Brooks, E. Brooks, Langdon, R. Lampton and W. Lampton are affiliated with Ergon.

(7)
Blueknight Energy Holding, Inc. is a subsidiary of Vitol. The address for Vitol is 1100 Louisiana Street, Suite 5500, Houston, Texas 77002. Blueknight Energy Holding, Inc. previously owned 50% of Blueknight GP Holding, LLC, which owns the membership interest in our General Partner, but this ownership was terminated effective October 6, 2016.

(8)
CB-Blueknight, LLC is a subsidiary of Charlesbank.  The address for Charlesbank is 200 Clarendon Street, 54th Floor, Boston, Massachusetts. CB-Blueknight, LLC previously owned 50% of Blueknight GP Holding, LLC, which owns the membership interest in our General Partner, but this ownership was terminated effective October 6, 2016.

(9)
Based on a Schedule 13D/A, filed August 26, 2016 by MSD Partners, L.P. with the SEC. The filing is made jointly with MSD Torchlight Partners, L.P., MSD Partners (GP), LLC, Glenn R. Fuhrman and Marc R. Lisker. The filers report that they have shared voting power with respect to 3,256,390 common units and 1,935,842 preferred units and that their address is 645 Fifth Avenue, 21st Floor, New York, New York 10022.

(10)
Based on a Schedule 13G/A filed on February 14, 2017 with the SEC by Swank Capital, LLC. The filing was made jointly with Cushing Asset Management, LP and Jerry V. Swank, and reported that they have shared voting power with respect to 3,268,195 common units and 2,278,929 preferred units, and that their address is 8117 Preston Road, Suite 440, Dallas, Texas, 75225.

(11)
Based on a Schedule 13G/A, filed February 14, 2017 by Neuberger Berman Group LLC with the SEC. The filing is made jointly with Neuberger Berman Investment Advisers LLC. The filers report that they have shared voting power with respect to 5,618,885 common units and shared dispositive power with respect to 5,847,163 common units.  Their address as reported in such Schedule 13G/A is 1290 Avenue of the Americas, New York, New York 10104.

(12)
Based on a Schedule 13G/A, filed February 10, 2017 by DG Capital Management, LLC with the SEC. This filing is made jointly with Dov Gertzulin. The filers report that they each have shared voting power with respect to 2,600,520 common units. Their address as reported in such Schedule 13G/A is 460 Park Avenue, 22nd Floor, New York, NY 10022.

(13)	Based on a Schedule 13G, filed February 14, 2017 by Clearbridge Investments, LLC with the SEC. Their address as reported in such Schedule 13G is 620 8th Avenue, New York, New York 10018.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information(1)
	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	701,257	$—	2,645,312
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	701,257	$—	2,645,312
________________

(1)
Our General Partner has adopted and maintains the Long-Term Incentive Plan for employees, consultants and directors of our General Partner and its affiliates who perform services for us.  An aggregate of 690,307 phantom units that have been granted to our executive officers and other employees remain outstanding and have not yet vested. Excluding phantom unit grants, the responses are as follows: (a)10,950, (b) $0 and (c) 3,335,619. No value is shown in column (b) of the table because the phantom units and restricted units do not have an exercise price.  For more information about the Long-Term Incentive Plan, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Long-Term Incentive Plan.” In addition, on June 23, 2014, our unitholders approved the Unit Purchase Plan. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization or similar event pursuant to the terms of the Unit Purchase Plan. As of March 2, 2017, 120,956 common units had been delivered under the Unit Purchase Plan. For more information about the Unit Purchase Plan, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Unit Purchase Plan.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Distributions and Payments to Our General Partner and Its Affiliates

Our General Partner is owned by Ergon, which also owns 18,312,968 of the 35,125,202 outstanding Preferred Units and 847,457 of the 38,155,434 outstanding common units, representing an aggregate 26.1% limited partner interest in us as of March 2, 2017.  In addition, our General Partner owns a 1.6% general partner interest in us and the incentive distribution rights.  For a description of the distributions and payments our General Partner is entitled to receive, see “Item 5-Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities-General Partner Interest and Incentive Distribution Rights.”

Prior to October 5, 2016, our General Partner was owned by Vitol and Charlesbank, which each owned 9,156,484 of the 30,147,624 then outstanding Preferred Units, representing an aggregate 28% limited partner interest in us as of that date. We repurchased 6,667,695 Preferred Units each from Vitol and Charlesbank on October 5, 2016, leaving them each a 3.4% limited partner interest in us as of March 2, 2017.

Agreements with Related Parties and Affiliates

For information regarding material agreements with related parties and affiliates, see Note 12 to our Consolidated Financial Statements.

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

Item 14.    Principal Accountant Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we have paid PricewaterhouseCoopers LLP for independent auditing, tax and related services for each of the last two fiscal years:

	Year ended December 31,
	2015	2016
Audit fees(1)	$702,489	$817,822
Audit-related fees(2)	—	—
Tax fees(3)	235,556	238,697
All other fees(4)	—	—
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
4.6
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

10.36
Preferred Unit Repurchase Agreement, dated July 19, 2016 among Blueknight Energy Partners, L.P., CB-Blueknight, LLC and Blueknight Energy Holding, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 20, 2016, and incorporated herein by reference).

10.37
Second Amendment to Amended and Restated Credit Agreement, dated July 19, 2016 among Blueknight Energy Partners, L.P., Wells Fargo Bank, National Association as Administrative Agent and the several lenders from time to time thereto (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed July 20, 2016, and incorporated herein by reference).

10.38
Third Amendment to Crude Oil Storage Services Agreement, dated August 12, 2016 but effective as of May 1, 2017 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed August 19, 2016, and incorporated herein by reference).

10.39#
Storage, Throughput and Handling Agreement, dated October 5, 2016 by and among BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 5, 2016, and incorporated herein by reference).

10.40
Omnibus Agreement, dated October 5, 2016 by and among Ergon Asphalt & Emulsions, Inc., Blueknight Energy Partners G.P., L.L.C., Blueknight Energy Partners, L.P., Blueknight Terminalling, L.L.C., BKEP Materials, L.L.C. and BKEP Asphalt, L.L.C. (filed as Exhibit 10.2 to to the Partnership’s Current Report on Form 8-K, filed October 5, 2016, and incorporated herein by reference).

10.41#
Facilities Lease Agreement, dated May 18, 2009 by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 2, 2016, and incorporated herein by reference).

10.42#
Master Facilities Lease Agreement, dated November 11, 2010 by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 2, 2016, and incorporated herein by reference).

10.43#
Second Amendment to Master Facilities Lease Agreement, dated July 2, 2012 by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 2, 2016, and incorporated herein by reference).

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

101**
The following financial information from Blueknight Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Consolidated Balance Sheets as of December 31, 2015 and 2016; (iii) Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016; (iv) Consolidated Statement of Changes in Partners’ Capital for the years ended December 31, 2014, 2015 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016; and (vi) Notes to Consolidated Financial Statements.

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

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners G.P., L.L.C.
Its General Partner

March 9, 2017	By:	/s/ Alex G Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2017.

Signature	Title

/s/ Mark A. Hurley	Chief Executive Officer and Director (Principal Executive Officer)
Mark A. Hurley

/s/ Alex G. Stallings	Chief Financial Officer and Secretary (Principal Financial Officer)
Alex G. Stallings

/s/ James R. Griffin	Chief Accounting Officer (Principal Accounting Officer)
James R. Griffin

/s/ Duke R. Ligon	Director
Duke R. Ligon

/s/ Steven M. Bradshaw	Director
Steven M. Bradshaw

/s/ John A. Shapiro	Director
John A. Shapiro

/s/ Donald M. Brooks	Director
Donald. M. Brooks

/s/ Edward D. Brooks	Director
Edward D. Brooks

/s/ Jimmy A. Langdon	Director
Jimmy A. Langdon

/s/ Robert H. Lampton	Director
Robert H. Lampton

/s/ William W. Lampton	Director
William W. Lampton

Item 16.    Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Blueknight Energy Partners GP, L.L.C. and Unitholders of Blueknight Energy Partners, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statement of changes in partners’ capital and consolidated statements of cash flows present fairly, in all material respects, the financial position of Blueknight Energy Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A in the Partnership’s Form 10-K for the year ended December 31, 2016. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
March 9, 2017

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS (in thousands, except per unit data)

	As of December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,038	$3,304
Accounts receivable, net of allowance for doubtful accounts of $38 and $49 at December 31, 2015 and 2016, respectively	8,697	7,544
Receivables from related parties, net of allowance for doubtful accounts of $225 and $0 at December 31, 2015 and 2016, respectively	1,844	1,860
Prepaid insurance	1,397	1,578
Assets held for sale, net of accumulated depreciation of $3,041 at December 31, 2016	—	4,237
Other current assets	4,384	7,934
Total current assets	19,360	26,457
Property, plant and equipment, net of accumulated depreciation of $205,967 and $292,117 at December 31, 2015 and 2016, respectively	312,934	307,334
Investment in unconsolidated affiliate	19,078	20,561
Goodwill	4,387	4,746
Debt issuance costs, net	2,201	2,050
Intangibles and other assets, net	6,786	14,515
Total assets	$364,746	$375,663
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$5,236	$3,174
Accounts payable to related parties	—	1,053
Accrued interest payable	191	413
Accrued property taxes payable	2,773	2,531
Unearned revenue	4,299	2,350
Unearned revenue with related parties	756	383
Accrued payroll	7,263	6,358
Other current liabilities	6,358	4,279
Total current liabilities	26,876	20,541
Long-term unearned revenue with related parties	80	640
Other long-term liabilities	2,468	2,959
Interest rate swap liabilities	3,103	1,947
Long-term debt	245,000	324,000
Commitments and contingencies (Note 16)
Partners’ capital:
Series A Preferred Units (30,158,619 and 35,125,202 units issued and outstanding at December 31, 2015 and 2016, respectively)	204,599	253,923
Common unitholders (33,039,818 and 38,003,397 units issued and outstanding at December 31, 2015 and December 31, 2016, respectively)	493,824	471,180
General partner interest (1.8% with 1,127,755 general partner units outstanding at December 31, 2015 and 1.7% with 1,225,409 general partner units outstanding at December 31, 2016)	(611,204)	(699,527)
Total partners’ capital	87,219	25,576
Total liabilities and partners’ capital	$364,746	$375,663

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Year ended December 31,
	2014	2015	2016
Service revenue:
Third party revenue	$139,426	$137,415	$126,215
Related party revenue	42,788	39,103	30,211
Product sales revenue:
Third party revenue	4,412	3,511	20,968
Total revenue	186,626	180,029	177,394
Costs and expenses:
Operating expense	134,184	127,974	111,091
Cost of product sales	61	3,231	14,130
General and administrative expense	17,498	18,976	20,029
Asset impairment expense	—	21,996	25,761
Total costs and expenses	151,743	172,177	171,011
Gain on sale of assets	2,464	6,137	108
Operating income	37,347	13,989	6,491
Other income (expense):
Equity earnings in unconsolidated affiliate	883	3,932	1,483
Interest expense (net of capitalized interest of $291, $184, and $41, respectively)	(12,268)	(11,202)	(12,554)
Unrealized gains on investments	2,079	—	—
Income (loss) before income taxes	28,041	6,719	(4,580)
Provision for income taxes	469	323	260
Net income (loss)	$27,572	$6,396	$(4,840)

Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income	$641	$554	$433
Preferred interest in net income	$21,563	$21,564	$25,824
Net income (loss) available to limited partners	$5,368	$(15,722)	$(31,097)

Basic and diluted net income (loss) per common unit	$0.20	$(0.47)	$(0.87)

Weighted average common units outstanding - basic and diluted	25,670	32,945	35,093

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
Balance, December 31, 2013	$461,149	$204,599	$(610,290)	$55,458
Net income	5,517	21,564	491	27,572
Equity-based incentive compensation	1,590	—	29	1,619
Profits interest contribution	—	—	150	150
Distributions	(13,671)	(21,564)	(790)	(36,025)
Proceeds from sale of 9,775,000 common units, net of underwriters’ discount and offering expenses of $3.2 million	71,182	—	—	71,182
Balance, December 31, 2014	$525,767	$204,599	$(610,410)	$119,956
Net income (loss)	(15,281)	21,564	113	6,396
Equity-based incentive compensation	2,095	—	36	2,131
Profits interest contribution	—	—	150	150
Distributions	(18,943)	(21,564)	(1,093)	(41,600)
Proceeds from sale of 30,075 common units pursuant to the Employee Unit Purchase Plan	186	—	—	186
Balance, December 31, 2015	$493,824	$204,599	$(611,204)	$87,219
Net income (loss)	(30,004)	24,939	225	(4,840)
Equity-based incentive compensation	2,051	—	36	2,087
Profits interest contribution	—	—	923	923
Distributions	(20,960)	(24,939)	(1,320)	(47,219)
Capital contributions	—	—	2,384	2,384
Proceeds from sale of 3,795,000 common units, net of underwriters’ discount and offering expenses of $1.5 million	20,931	—	—	20,931
Proceeds from sale of 71,807 common units pursuant to the Employee Unit Purchase Plan	338	—	—	338
Repurchase of 13,335,390 Series A Preferred Units	—	(95,348)	—	(95,348)
Proceeds from issuance of 18,312,968 Series A Preferred Units	—	144,672	—	144,672
Proceeds from issuance of 847,457 common units	5,000	—	—	5,000
Proceeds from issuance of 97,654 general partner units	—	—	680	680
Consideration paid in excess of historical cost of assets acquired from Ergon	—	—	(91,251)	(91,251)
Balance, December 31, 2016	$471,180	$253,923	$(699,527)	$25,576

The accompanying notes are an integral part of this consolidated financial statement.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net income (loss)	$27,572	$6,396	$(4,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	126	(184)	15
Provision for uncollectible receivables from related parties	225	—	(229)
Depreciation and amortization	26,045	27,228	30,820
Impairment of intangible assets	—	7,498	—
Amortization of debt issuance costs	821	884	1,107
Unrealized loss (gain) related to interest rate swaps	2,634	469	(1,156)
Fixed asset impairment charge	—	14,498	25,761
Gain on sale of assets	(2,464)	(6,137)	(108)
Equity-based incentive compensation	1,538	2,131	2,087
Equity earnings in unconsolidated affiliate	(883)	(3,932)	(1,483)
Distributions from unconsolidated affiliate	—	4,313	—
Gain related to investments	(2,079)	(267)	—
Changes in assets and liabilities
Decrease in accounts receivable	3,067	538	1,138
Decrease in receivables from related parties	608	472	213
Decrease in prepaid insurance	2,943	3,998	3,008
Decrease (increase) in other current assets	516	(579)	237
Increase in other assets	(299)	(1,485)	(498)
Decrease in accounts payable	(580)	(792)	(237)
Increase in accounts payable to related parties	—	—	1,053
Increase (decrease) in accrued interest payable	(249)	(42)	222
Increase (decrease) in accrued property taxes	236	727	(242)
Increase (decrease) in unearned revenue	(82)	2,075	(1,568)
Increase (decrease) in unearned revenue from related parties	782	(189)	187
Increase (decrease) in accrued payroll	(859)	743	(905)
Increase (decrease) in other accrued liabilities	(1,378)	2,169	(1,733)
Net cash provided by operating activities	58,240	60,532	52,849
Cash flows from investing activities:
Acquisition of assets from Ergon	—	—	(122,572)
Acquisitions	—	(20,951)	(18,989)
Capital expenditures	(37,368)	(41,609)	(19,995)
Proceeds from sale of assets	3,063	14,687	1,993
Distributions from unconsolidated affiliate	—	922	—
Proceeds from sale of investments	—	2,346	—
Net cash used in investing activities	(34,305)	(44,605)	(159,563)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(2,518)	(3,286)	(3,425)
Debt issuance costs	(326)	—	(956)
Borrowings under credit facility	60,733	112,000	170,000
Payments under credit facility	(117,733)	(83,000)	(91,000)
Proceeds from issuance of common units, net of offering costs	71,182	186	26,269
Proceeds from issuance of Series A Preferred Units	—	—	144,672
Proceeds from issuance of general partner units	—	—	680
Repurchase of Series A Preferred Units	—	—	(95,348)
Capital contributions	—	—	2,384
Capital contributions related to profits interest	150	150	923
Distributions	(35,944)	(41,600)	(47,219)
Net cash provided by (used in) financing activities	(24,456)	(15,550)	106,980
Net increase (decrease) in cash and cash equivalents	(521)	377	266
Cash and cash equivalents at beginning of period	3,182	2,661	3,038

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2014	2015	2016
Cash and cash equivalents at end of period	$2,661	$3,038	$3,304

Supplemental disclosure of cash flow information:
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$1,669	$(1,598)	$(1,825)
Increase in accrued liabilities related to insurance premium financing agreement	$2,494	$3,813	$3,189
Cash paid for interest, net of amounts capitalized	$9,085	$9,915	$12,404
Cash paid for income taxes	$508	$412	$282

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. and subsidiaries (collectively, the “Partnership”) is a publicly traded master limited partnership with operations in 26 states. The Partnership provides integrated terminalling, storage, processing, gathering and transportation services for companies engaged in the production, distribution and marketing of crude oil and asphalt products. The Partnership manages its operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling and storage services, (iii) crude oil pipeline services and (iv) crude oil trucking and producer field services. The Partnership’s common units and preferred units, which represent limited partnership interests in the Partnership, are listed on the NASDAQ Global Market under the symbols “BKEP” and “BKEPP,” respectively. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

On October 5, 2016, the Partnership completed the following transactions (the “Ergon Transactions”): (i) a subsidiary of Ergon, Inc. (together with its subsidiaries, “Ergon”) purchased 100% of the outstanding voting stock of Blueknight GP Holding, L.L.C., which owns 100% of the capital stock of the Partnership’s general partner, Blueknight Energy Partners G.P., L.L.C., pursuant to a Membership Interest Purchase Agreement dated July 19, 2016 among CB-Blueknight, LLC, an indirect wholly-owned subsidiary of Charlesbank, Blueknight Energy Holding, Inc., an indirect wholly-owned subsidiary of Vitol Holding B.V. (together with its affiliates and subsidiaries “Vitol”), and Ergon Asphalt Holdings, LLC, a wholly-owned subsidiary of Ergon (the “Ergon Change of Control”); (ii) Ergon contributed nine asphalt terminals plus $22.1 million in cash in return for total consideration of approximately $144.7 million, which consisted of the issuance of 18,312,968 of Series A preferred units in a private placement; and (iii) Ergon acquired an aggregate of $5.0 million of common units for cash in a private placement, pursuant to a Contribution Agreement between the Partnership and Ergon.

The Partnership’s acquisition of nine asphalt terminals from Ergon on October 5, 2016 was accounted for as a transaction among entities under common control. As a result, the Partnership recorded the acquired assets at Ergon’s historical cost of $31.3 million, net of accumulated depreciation of $63.0 million. The $91.3 million of consideration in excess of Ergon’s historical net book value was recorded as a deemed distribution to the Partnership’s general partner and is reflected as Consideration paid in excess of historical cost of assets acquired from Ergon on the Partnership’s consolidated statement of changes in partners’ capital.

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements and related notes present and discuss the Partnership’s consolidated financial position as of December 31, 2015 and 2016, and the consolidated results of the Partnership’s operations, cash flows and changes in partners’ capital for the years ended December 31, 2014, 2015 and 2016. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. Certain reclassifications have been made in the consolidated financial statements for the years ended December 31, 2014 and 2015 to conform to the 2016 financial statement presentation. These were reclassifications of product sales from third party service revenue and cost of product sales from operating expenses. The reclassifications have no impact on net income.

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

ACCOUNTS RECEIVABLE - The majority of the Partnership’s accounts receivable relates to its trucking and producer field services and asphalt terminalling services activities. Accounts receivable included in the consolidated balance sheets are reflected net of the allowance for doubtful accounts of less than $0.1 million at both December 31, 2015 and 2016.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS - Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. A long-lived asset is tested for impairment when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows.  The Partnership recognized fixed asset impairment charges of $25.8 million during the year ended December 31, 2016, primarily due to an impairment recognized on the Knight Warrior pipeline project and the East Texas pipeline system. The Knight Warrior pipeline project was canceled due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil.  Consequently, shipper commitments related to the project were canceled. In connection with the cancellation of the shipper commitments, the Partnership evaluated the Knight Warrior project for impairment and recognized an impairment expense of $22.6 million during the year ended December 31, 2016. During the year ended December 31, 2015, the Partnership recognized fixed asset impairment charges of $12.6 million, $1.4 million, and $0.5 million related to the East Texas pipeline system, a portion of the Mid-Continent pipeline system, and the West Texas trucking stations, respectively. The Partnership had no impairment charges during the year ended December 31, 2014.

Acquired customer relationships and non-compete agreements are capitalized and amortized over useful lives ranging from 4 to 20 years using the straight-line method of amortization. An impairment loss is recognized for definite-lived intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment charge was recognized during the years ended December 31, 2014, 2015 or 2016 with respect to intangible assets.

EQUITY METHOD INVESTMENTS - The Partnership’s investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership has significant influence but not control, is accounted for by the equity method. The Partnership does not consolidate any part of the assets or liabilities of its equity investee. As of December 31, 2016, the Partnership’s investment represents a 30% ownership interest in Advantage Pipeline. The Partnership’s share of net income or loss is reflected as one line item on the Partnership’s consolidated statements of operations entitled “Equity earnings in unconsolidated affiliate” and will increase or decrease, as applicable, the carrying value of the Partnership’s investment in the unconsolidated affiliate on the consolidated balance sheets. Distributions to the Partnership reduce the carrying value of its investment and will be reflected in the Partnership’s consolidated statements of cash flows in the line item “Distributions from unconsolidated affiliate.” In turn, contributions will increase the carrying value of the Partnership’s investment and will be reflected in the Partnership’s consolidated statements of cash flows in investing activities. The Partnership evaluates its equity investment for impairment in accordance with FASB guidance with respect to the equity method of accounting for investments in common stock. An impairment of an equity investment results when factors indicate that the investment’s fair value is less than its carrying value and the reduction in value is other than temporary in nature.

DEBT ISSUANCE COSTS - Costs incurred in connection with the issuance of long-term debt related to the Partnership’s credit facilities are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

INVESTMENTS - In November 2014, the Partnership received 30,393 Class A Common Units of SemCorp in connection with the settlement of two unsecured claims the Partnership filed in connection with SemCorp’s predecessor’s bankruptcy filing in 2008. The fair market value of these units on the date of receipt was $2.5 million. An unrealized loss of $0.4 million was incurred as a result of marking the units to their fair market value of $68.39 per unit as of December 31, 2014. The Partnership presents the unrealized gains and losses related to these units as one line item on the Partnership’s consolidated statements of operations entitled “Unrealized gains on investments.” In March 2015, the Partnership sold all of these units for a total of $2.3 million.

GOODWILL - Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested annually for impairment and when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Partnership has four reporting units comprised of (i) its asphalt services, (ii) its crude oil terminalling and storage services, (iii) its crude oil pipeline services, and (iv) its crude oil trucking and producer field services.  The Partnership has recorded goodwill of $0.9 million related to its crude oil trucking and producer field services reporting unit and $3.9 million related to its asphalt terminalling services reporting unit. During 2015, the Partnership recorded goodwill of $3.5 million attributable to its asphalt terminalling services reporting unit related to the acquisition of an asphalt terminalling facility in Cheyenne, Wyoming, as well as $1.2 million attributable to its crude oil pipeline services reporting unit related to the acquisition of a pipeline system and related crude oil marketing business in southern Oklahoma. During 2016, the Partnership recorded goodwill of $0.4 million attributable to its asphalt terminalling services reporting unit related to the acquisition of asphalt terminalling facilities in Wilmington, North Carolina and Dumfries, Virginia. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The impairment test is generally based on the estimated discounted future net cash flows of the respective reporting unit, utilizing discount rates and other factors in determining the fair value of the reporting unit.  Inputs in the Partnership’s estimated discounted future net cash flows include existing and estimated future asset utilization, estimated growth rates in future cash flows, and estimated terminal values (these are all considered Level 3 inputs). During the fourth quarter of 2015 impairment testing indicated that the fair value of the pipeline services reporting unit was less than the carrying value, and the Partnership recognized impairment of goodwill of $7.5 million related to its crude oil pipeline services reporting unit. Impairment testing indicated there was no impairment of goodwill in 2016.

ENVIRONMENTAL MATTERS - Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Partnership recorded loss contingencies related to environmental matters of less than $0.1 million as of December 31, 2015. The Partnership had no such loss contingencies as of December 31, 2016.

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

INCOME AND OTHER TAXES - For federal and most state income tax purposes, the majority of income, gains, losses, expenses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership. In 2007, the state of Texas implemented a partnership-level tax based on a percentage of the revenue earned for services provided in the state of Texas. The Partnership has estimated its liability related to this tax to be $0.3 million for both December 31, 2015 and 2016, which is reported as a provision for income taxes on its consolidated statements of operations.  See Note 20 for a discussion of certain risks related to the Partnership’s ability to be treated as a partnership for federal income tax purposes.

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

The Partnership classifies unit award grants as either equity or liability awards. All award grants made under the LTIP from its inception through December 31, 2016 have been classified as equity awards. Fair value for award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period of unit award grants, which generally is the vesting period. Fair value for equity awards is calculated as the closing price of the Partnership’s common units representing limited partner interests in the Partnership (“common units”) on the grant date and is reduced by the present value of estimated cash distributions to be paid on common units during the vesting period to the extent a unit award does not include DERs. Compensation expense related to unit-based payments is included in operating and general and administrative expenses on the Partnership’s consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Partnership measures all financial instruments, including derivatives embedded in other contracts, at fair value and recognizes them in the consolidated balance sheets as an asset or a liability, depending on its rights and obligations under the applicable contract.  The changes in the fair value of financial instruments are recognized currently in earnings in the consolidated statements of operations.

4.    EQUITY METHOD INVESTMENT

The Partnership’s investment in Advantage Pipeline, over which the Partnership has significant influence but not control, is accounted for by the equity method. As of December 31, 2016, the Partnership’s investment represents a 30% ownership interest in Advantage Pipeline. On February 12, 2017, Advantage Pipeline entered into a definitive agreement whereby Advantage Pipeline will be acquired by a joint venture (“JV”) formed by Plains All American Pipeline, L.P. (“PAA”) and Noble Midstream Partners LP. The closing of the transaction is expected to occur either late first quarter or early second quarter of 2017 and is subject to customary closing conditions, including the receipt of regulatory approvals. The Partnership expects to elect to receive all cash proceeds from the sale of Advantage Pipeline, and anticipates net proceeds of approximately $27.0 million to $29.0 million, subject to certain customary closing conditions. Once the transaction is closed, the Partnership will no longer maintain an equity ownership interest in Advantage Pipeline.
Summarized financial information for Advantage Pipeline is set forth in the tables below for the periods indicated.

	As of December 31,
	2015	2016
	(in thousands)
Balance sheets
Current assets	$2,496	$2,075
Noncurrent assets	86,702	89,065
Total assets	$89,198	$91,140
Current liabilities	2,534	1,327
Long-term liabilities	23,194	20,910
Member’s equity	63,470	68,903
Total liabilities and member’s equity	$89,198	$91,140

	Year ended December 31,
	2014	2015	2016
	(in thousands)
Income statements
Operating revenues	$10,894	$26,398	$17,091
Net income	$3,354	$14,909	$5,434

5.     RESTRUCTURING CHARGES

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

For the year ended December 31,
2015
(in thousands)
Severance charges	$315
Lease payments related to operating leases for idled equipment	1,250
Total restructuring costs	$1,565

Changes in the accrued amounts pertaining to the above charges are summarized as follows:

	Year ended December 31,
	2015	2016
	(in thousands)
Beginning Balance	$—	$1,565
Charged to expense	1,565	—
Cash Payments	—	1,091
Ending Balance	$1,565	$474

The remaining accrual relates to lease payments that will be paid over the remaining lease terms, which extend through July 2019.

6.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2015	December 31, 2016

		(dollars in thousands)
Land	N/A	$19,680	$25,863
Land improvements	10-20	6,382	6,698
Pipelines and facilities	5-30	165,497	165,293
Storage and terminal facilities	10-35	251,051	347,656
Transportation equipment	3-10	13,728	12,391
Office property and equipment and other	3-20	28,453	35,578
Pipeline linefill and tank bottoms	N/A	3,474	3,234
Construction-in-progress	N/A	30,636	2,738
Property, plant and equipment, gross		518,901	599,451
Accumulated depreciation and impairments		(205,967)	(292,117)
Property, plant and equipment, net		$312,934	$307,334

Depreciation expense for the years ended December 31, 2014, 2015 and 2016 was $26.0 million, $27.0 million and $29.6 million, respectively. During the year ended December 31, 2015, the Partnership recorded fixed asset impairment expense of $14.0 million related to its crude oil pipeline services reporting unit and $0.5 million related to its crude oil trucking and field services reporting unit. During the year ended December 31, 2016, the Partnership recorded fixed asset impairment expense of $25.8 million, primarily due to an impairment recognized on the Knight Warrior pipeline project and the East Texas pipeline system. There was no impairment expense recorded during the year ended December 31, 2014.

Included in assets held for sale on the consolidated balance sheets is the East Texas pipeline, with a net book value of $4.2 million. The Partnership expects to finalize a sale of the East Texas pipeline within a year.

7.    INTANGIBLES AND OTHER ASSETS, NET

Other assets, net of accumulated amortization, consist of the following:

	December 31,
	2015	2016
	(in thousands)
Customer relationships	$4,132	$12,579
Deferred charges related to pipeline connection agreements	2,627	2,653
Deposits	307	435
Prepaid insurance	12	428
Other prepaid expenses	70	24
Intangibles and other assets, gross	7,148	16,119
Accumulated amortization of intangible assets	(362)	(1,604)
Intangibles and other assets, net	$6,786	$14,515

Amortization expense related to intangibles for the years ended December 31, 2014, 2015 and 2016 was less than $0.1 million, $0.2 million and $1.2 million, respectively. The estimated aggregate amortization expense on amortizable intangible assets currently owned by the Partnership is as follows (in thousands):

For year ending:
December 31, 2017	$1,287
December 31, 2018	1,287
December 31, 2019	1,286
December 31, 2020	1,285
December 31, 2021	1,285
Thereafter	7,198
Total estimated aggregate amortization expense	$13,628

Customer relationships include $8.4 million related to the acquisition of asphalt facilities in February 2016, $3.5 million related to the acquisition of a pipeline and crude oil marketing business in November 2015, and $0.7 million related to the acquisition of a producer field services business in December 2010. The customer relationships are being amortized over a range of 4 to 20 years.

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

As of March 2, 2017, approximately $322.0 million of revolver borrowings and $1.5 million of letters of credit were outstanding under the credit facility, leaving the Partnership with approximately $76.5 million available capacity for additional revolver borrowings and letters of credit under the credit facility, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit facility. The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement refer to the amended and restated credit agreement, as amended on July 19, 2016.

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

Prior to the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 4.75 to 1.00; provided that the maximum permitted consolidated total leverage ratio will be 5.25 to 1.00 for certain quarters based on the occurrence of a specified acquisition (as defined in the Partnership’s credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more). The acquisition of the nine asphalt terminals from Ergon qualified as a specified acquisition.

From and after the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 5.00 to 1.00; provided that from and after the fiscal quarter ending immediately preceding the fiscal quarter in which a specified acquisition occurs to and including the last day of the second full fiscal quarter following the fiscal quarter in which such acquisition occurred, the maximum permitted consolidated total leverage ratio is 5.50 to 1.00.

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

At December 31, 2016, the Partnership’s consolidated total leverage ratio was 4.22 to 1.00 and the consolidated interest coverage ratio was 6.09 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of December 31, 2016.

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

In addition to other customary events of default, the credit agreement includes an event of default if (i) the General Partner ceases to own 100% of the Partnership’s general partner interest or ceases to control the Partnership, or (ii) Ergon ceases to own and control 50.0% or more of the membership interests of the General Partner.
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

During the year ended December 31, 2014, the Partnership capitalized debt issuance costs of $0.3 million related to the credit facility. During the year ended December 31, 2015, the Partnership capitalized no debt issuance costs. During the year ended December 31, 2016, the Partnership capitalized $1.0 million of debt issuance costs related to the credit facility. The debt issuance costs are being amortized over the term of the amended and restated credit agreement. Interest expense related to debt issuance cost amortization for the years ended December 31, 2014, 2015 and 2016 was $0.8 million, $0.9 million and $1.1 million, respectively.

During the years ended December 31, 2014, 2015 and 2016, the weighted average interest rate under the Partnership’s credit agreement was 3.44%, 3.37% and 3.95%, respectively, resulting in interest expense of approximately $9.2 million, $7.9 million and $11.2 million, respectively. As of December 31, 2016, borrowings under the Partnership’s amended and restated credit agreement bore interest at a weighted average interest rate of 4.08%.

During the years ended December 31, 2014, 2015 and 2016, the Partnership capitalized interest of $0.3 million, $0.2 million and less than $0.1 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014 the Partnership entered into two interest rate swap agreements with an aggregate notional amount of $200.0 million. The first agreement has a notional amount of $100.0 million, became effective June 28, 2014, and matures on June 28, 2018. Under the terms of the first interest rate swap agreement, the Partnership pays a fixed rate of 1.45% and receives one-month LIBOR with monthly settlement. The second agreement has a notional amount of $100.0 million, became effective January 28, 2015, and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, the Partnership pays a fixed rate of 1.97% and receives one-month LIBOR with monthly settlement. During the years ended December 31, 2014, 2015 and 2016, the Partnership recorded swap interest expense of $0.7 million, $2.9 million and $2.5 million, respectively. The fair market value of the interest rate swaps at December 31, 2015 and 2016 is a liability of $3.1 million and $1.9 million, respectively, and is recorded in long-term interest rate swap liabilities on the consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the consolidated statements of operations.

9.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Year ended December 31,
	2014	2015	2016
Net income (loss)	$27,572	$6,396	$(4,840)
General partner interest in net income	641	554	433
Preferred interest in net income	21,563	21,564	25,824
Income (loss) available to limited partners	$5,368	$(15,722)	$(31,097)

Basic and diluted weighted average number of units:
Common units	25,670	32,945	35,093
Restricted and phantom units	675	685	803

Basic and diluted net income (loss) per common unit	$0.20	$(0.47)	$(0.87)

10.    PARTNERS’ CAPTIAL AND DISTRIBUTIONS

On October 5, 2016, the Partnership issued 847,457 common units to Ergon in a private placement for $5.0 million. In addition, on October 5, 2016, the Partnership repurchased 6,667,695 Series A Preferred Units from each Vitol and Charlesbank for an aggregate purchase price of approximately $95.3 million. Vitol and Charlesbank each retained 2,488,789 Series A Preferred Units upon completion of these transactions. Also, on October, 5, 2016, the Partnership issued 18,312,968 Series A Preferred Units to Ergon for $144.7 million, as well as 97,654 general partner units to Ergon for $0.7 million.

On July 26, 2016, the Partnership issued and sold 3,795,000 common units for a public offering price of $5.90 per unit, resulting in proceeds of approximately $20.9 million, net of underwriters’ discount and offering expenses of $1.5 million.

On September 22, 2014, the Partnership issued and sold 9,775,000 common units for a public offering price of $7.61 per unit, resulting in proceeds of approximately $71.2 million, net of underwriters’ discount and offering expenses of $3.2 million. The Partnership used the net proceeds from the offering for general partnership purposes, including the repayment of a portion of the outstanding borrowings under the Partnership’s credit facility and partially funding the Knight Warrior pipeline project that was cancelled in the second quarter of 2016 .

In accordance with the terms of its partnership agreement, each quarter the Partnership distributes all of its available cash (as defined in the partnership agreement) to its unitholders. Generally, distributions are allocated: first, 98.4% to the Series A Preferred Unitholders and 1.6% to its general partner until the Partnership distributes for each Series A Preferred Unit an amount equal to the Series A quarterly distribution amount discussed below; then 98.4% to the Series A Preferred Unitholders and 1.6% to its general partner until the Partnership distributes for each Series A Preferred Unit an amount equal to any Series A cumulative distribution arrearage; and, thereafter, 98.4% to the common unitholders and 1.6% to its general partner. Distributions are also paid to the holders of restricted units and phantom units as disclosed in Note 13.

 The Preferred Units are convertible at the holders’ option into common units. Holders of the Preferred Units are entitled to quarterly distributions of 2.75% per unit per quarter (or 11.0% per unit on an annual basis). If the Partnership fails to pay in full any distribution on the Preferred Units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full.

The Partnership paid distributions totaling $21.6 million during 2014 on the Preferred Units for the quarters ending December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014. The Partnership paid distributions totaling $21.6 million during 2015 on the Preferred Units for the quarters ending December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015. The Partnership paid distributions totaling $22.4 million during 2016 on the Preferred Units for the quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016. On January 19, 2017, the Board approved a distribution of $0.17875 per Preferred Unit, or a total distribution of $6.3 million, for the quarter ending December 31, 2016.  The Partnership paid this distribution on the Preferred Units on February 14, 2017 to unitholders of record as of February 3, 2017.

The Partnership paid distributions totaling $14.5 million during 2014 on the common units for the quarters ending December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014. Of the $14.5 million paid during 2014, approximately $0.8 million and $0.3 million was paid to the Partnership’s general partner and to holders of phantom and restricted units under the LTIP, respectively. The Partnership paid distributions totaling $20.0 million during 2015 on the common units for the quarters ending December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015. Of the $20.0 million paid during 2015, approximately $1.1 million and $0.4 million was paid to the Partnership’s general partner and to holders of phantom and restricted units under the LTIP, respectively. The Partnership paid distributions totaling $20.5 million during 2016 on the common units for the quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016. Of the $20.5 million paid during 2016, approximately $1.3 million and $0.5 million was paid to the Partnership’s general partner and to holders of phantom and restricted units under the LTIP, respectively. In addition, on January 19, 2017, the Board declared a cash distribution of $0.1450 per unit on its outstanding common units for the quarter ending December 31, 2016. The distribution was paid on February 14, 2017 to unitholders of record on February 3, 2017. The total distribution was approximately $6.0 million, with approximately $5.5 million and $0.4 million paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under the LTIP.

11.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For the year ended December 31, 2016, Ergon accounted for at least 20% but not more than 30% of asphalt terminalling services revenue. Axeon Marketing, LLC, Heartland Asphalt Materials, Inc. and Suncor Energy USA each accounted for at least 10% but not more than 20% of asphalt terminalling services revenue.  Vitol accounted for at least 40% but not more than 50% of total crude oil terminalling and storage revenue, and MV Purchasing, LLC and Sunoco Logistics Partners L.P. each accounted for at least 10% but not more than 20% of total crude oil terminalling and storage revenue. CVR Energy, Inc. accounted for at least 40% but not more than 50% of crude oil pipeline services revenue, and Vitol accounted for at least 10% but no more than 20% of crude oil pipeline services revenue in 2016. MV Purchasing, LLC, Vitol, DCP Midstream, LLC and Regency Energy Partners LP each accounted for at least 10% but not more than 25% of crude oil trucking and producer field services revenue in 2016.  Vitol, Ergon and Ascent Midstream Partners, LLC. each comprised at least 10% but not more than 20% of total accounts receivable at December 31, 2016.

For the year ended December 31, 2015, Ergon, Heartland Asphalt Materials, Inc., Suncor Energy USA, Axeon Marketing, LLC and Western States Asphalt, Inc. each accounted for at least 10% but not more than 25% of asphalt terminalling services revenue. Vitol accounted for at least 45% but not more than 55% of total crude oil terminalling and storage revenue, and MV Purchasing, LLC and Sunoco Partners Marketing & Terminals, L.P. each accounted for at least 10% but not more than 20% of total crude oil terminalling and storage revenue. Vitol accounted for at least 30% but not more than 40% of crude oil pipeline services revenue, and XTO Energy, Inc. and Valero Marketing & Supply Co. each accounted for at least 10% but no more than 25% of crude oil pipeline services revenue in 2015. Vitol accounted for at least 40% but no more than 50% of crude oil trucking and producer field services revenue, and MV Purchasing, LLC and Devon Energy Production Co. accounted for at least 10% but not more than 25% of crude oil trucking and producer field services revenue in 2015. Vitol and Coffeyville Resources each comprised at least 15% but not more than 25% of total accounts receivable at December 31, 2015.

For the year ended December 31, 2014, Ergon, Heartland Asphalt Materials, Inc., Axeon Marketing, LLC and Suncor Energy USA accounted for at least 10% but not more than 25% of asphalt terminalling services revenue. Vitol accounted for at least 50% but not more than 60% of total crude oil terminalling and storage revenue, and MV Purchasing, LLC accounted for at least 10% but not more than 20% of total crude oil terminalling and storage revenue. Vitol and XTO Energy Inc. each accounted for at least 20% but no more than 30% of crude oil pipeline services revenue in 2014. Vitol and MV Purchasing, LLC accounted for at least 25% but not more than 40% of crude oil trucking and producer field services revenue in 2014. Vitol comprised 20% of total accounts receivable at December 31, 2014.

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

12.    RELATED PARTY TRANSACTIONS

On October 5, 2016, Ergon purchased 100% of the Partnership’s General Partner from Vitol and Charlesbank, resulting in Ergon being classified as a related party and Vitol and Charlesbank no longer being classified as related parties as of October 5, 2016.

The Partnership leases facilities to Ergon and provides asphalt product and residual fuel terminalling, storage and blending services to Ergon. For the years ended December 31, 2014, 2015 and 2016, the Partnership recognized revenues of $15.8 million, $15.5 million and $22.2 million, respectively, for services provided to Ergon.  For the year ended December 31, 2016, $11.0 million is classified as related party revenues, while all other amounts for the respective periods are classified as third party revenue. As of December 31, 2015, and 2016 the Partnership had receivables from Ergon of $0.7 million and $1.7 million, respectively.

The Partnership also provides operating and administrative services to Advantage Pipeline. For the years ended December 31, 2014, 2015 and 2016, the Partnership recognized revenues of $1.0 million, $1.3 million and $1.3 million, respectively, for services provided to Advantage Pipeline. At December 31, 2015 and 2016, the Partnership had receivables from Advantage Pipeline of less than $0.1 million and $0.1 million, respectively.

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol as well as certain operating, strategic assessment, economic evaluation and project design services.  For the years ended December 31, 2014, 2015 and 2016, the Partnership recognized revenues of $41.8 million, $37.8 million and $17.9 million, respectively, for services provided to Vitol.  For the year ended December 31, 2016, $5.3 million is classified as third party revenues, while all other amounts for the respective periods are classified as related party. As of December 31, 2015, and 2016 the Partnership had receivables, net of allowances for doubtful accounts, from Vitol of $1.8 million and $1.0 million, respectively.

Ergon 2016 Storage and Handling Agreement

In October 2016, the Partnership and Ergon entered into a storage, throughput and handling agreement (the “Ergon 2016 Storage, Throughput and Handling Agreement”) pursuant to which the Partnership provides Ergon storage and terminalling services at nine asphalt terminal facilities. The term of the Ergon 2016 Storage, Throughput and Handling Agreement commenced on October 5, 2016 and continues for seven years. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement. During the year ended December 31, 2016, the Partnership generated revenue under this agreement of $6.2 million, all of which is classified as related party revenue.

Ergon Master Facilities Lease Agreement

In May 2009, the Partnership and Ergon entered into a facilities lease agreement and sublease agreements (the “Ergon Master Facilities Lease and Sublease Agreements”) pursuant to which the Partnership leases Ergon certain facilities. The original term of the Ergon Multiple Sites Facilities Lease Agreement commenced on May 18, 2009 for two years, until December 31, 2011. The Ergon Master Facilities Lease has been amended and extended several times and the current term is scheduled to expire on December 31, 2018. The Ergon Master Facilities Lease agreement currently encompasses ten facilities. The Board’s conflicts committee reviewed and approved these agreements in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement. During the years ended December 31, 2014, 2015 and 2016, the Partnership generated revenues of $10.7 million, $10.5 million and $9.2 million, respectively. Of these amounts, $1.8 million was classified as related party revenue for 2016 while all other amounts are classified as third party revenue for the respective periods.

Ergon Master Facilities Sublease and Sublicense Agreement

In May 2009, the Partnership and Ergon entered into multiple sublease and sublicense agreements covering six facilities. The original terms of these agreements commenced on May 18, 2009 for two years, until December 31, 2011. In November 2010, these multiple leases were consolidated under one master sublease and sublicense agreement (the “Ergon Master Facilities Sublease and Sublicense Agreement”). This agreement was amended in June 2015 and has a term scheduled to expire on December 31, 2018. During the years ended December 31, 2014, 2015 and 2016, the Partnership generated revenues under this agreement of $3.3 million, $3.2 million and $3.6 million, respectively. Of these amounts, $1.0 million was classified as related party for 2016 while all other amounts are classified as third party for the respective periods.

Vitol Storage Agreements

In recent years, a significant portion of the Partnership’s crude oil storage capacity has been dedicated to Vitol under multiple agreements. As of December 31, 2014, 2015 and 2016, 3.1 million barrels, 2.2 million barrels and 2.2 million barrels of storage capacity, respectively, were dedicated to Vitol under these storage agreements. Service revenues under these agreements are based on the barrels of storage capacity dedicated to Vitol under the applicable agreement at rates that, the Partnership believes, are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved these agreements in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement. The Partnership generated revenues under these agreements of approximately $12.0 million, $9.4 million and $9.6 million for the years ended December 31, 2014, 2015 and 2016, respectively. Of this amount, $2.1 million was classified as third party revenue for 2016 while all other amounts are classified as related party revenue for the respective periods.

As of March 2, 2017, 2.2 million barrels of storage capacity were dedicated to Vitol under the crude oil storage agreement with the current term scheduled to expire on May 1, 2018.

Vitol Operating and Maintenance Agreement

In August 2011, the Partnership and Vitol entered into an operating and maintenance agreement (the “Vitol O&M Agreement”) relating to the operation and maintenance of Vitol’s crude oil terminal located in Midland, Texas (the “Midland Terminal”) and Vitol’s crude oil gathering system located near Midland, Texas (the “Midland Gathering System”). Pursuant to the Vitol O&M Agreement, the Partnership provides certain operating and maintenance services with respect to the Midland Terminal and Midland Gathering System. The five year term of the Vitol O&M Agreement commenced on September 1, 2012. During the years ended December 31, 2014 and 2015, the Partnership generated revenues of $1.6 million and $2.5 million, respectively, under the Vitol O&M Agreement. The Vitol O&M Agreement was terminated in July 2015. Revenues for the year ended December 31, 2015 include a termination fee of $1.2 million and transition services fees of $0.1 million. The Partnership believes that the rates it charged Vitol under the Vitol O&M Agreement were fair and reasonable to the Partnership and its unitholders and were comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved the Vitol O&M Agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.

Vitol Shared Services Agreement

In August 2012, the Partnership and Vitol entered into a shared services agreement (the “Vitol Shared Services Agreement”) pursuant to which the Partnership provides Vitol certain strategic assessment, economic evaluation and project design services. The original term of the Vitol Shared Services Agreement commenced on August 1, 2012 and continued for one year. In August 2013, the term of the Vitol Shared Services Agreement was automatically renewed for one year. The Vitol Shared Services Agreement was terminated in March 2015. During the years ended December 31, 2014 and 2015, the Partnership generated revenues of $0.1 million and less than $0.1 million, respectively, under the Vitol Shared Services Agreement. The Partnership believes that the rates it charged Vitol under the Vitol Shared Services Agreement are fair and reasonable to the Partnership and its unitholders. The Board’s conflicts committee reviewed and approved the Vitol Shared Services Agreement in accordance with the Partnership’s procedures for approval of related party transactions and the provisions of the partnership agreement.

Advantage Pipeline Operating and Administrative Services Agreement

In January 2013, the Partnership and Advantage Pipeline entered into an operating and administrative services agreement (the “Advantage O&A Services Agreement”) pursuant to which the Partnership operates Advantage Pipeline’s Pecos River Pipeline in west Texas. Under the Advantage O&A Services Agreement, the Partnership provides certain administrative services to Advantage Pipeline. The initial term of the Advantage O&A Services Agreement commenced on January 31, 2013 with an initial term of ten years, with the Partnership and Advantage Pipeline each having an option to extend the term for an additional five years. On February 12, 2017, Advantage Pipeline entered into a definitive agreement whereby Advantage Pipeline will be acquired by a JV formed by PAA and Noble Midstream Partners LP. After a brief transition period, the Advantage O&A Services Agreement will be terminated. See Note 4 for additional information. During each of the years ended December 31, 2014, 2015 and 2016, the Partnership earned revenues of $0.5 million under this agreement.

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

In connection with each anniversary of joining the Board, restricted common units are granted to the independent directors. The units vest in one-third increments over three years. The following table includes information on grants made to the directors under the LTIP:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value	Grant Date Total Fair Value
			(in thousands)
December 2014	7,500	$6.43	$48
December 2015	15,120	5.06	77
December 2016	10,950	6.85	75

Additionally, in December 2016, 10,220 common units were granted that have no vesting requirements. This grant was made as part of the independent directors’ compensation. The fair value of this grant was $0.1 million.

In October 2016, all of the independent directors’ remaining unvested 2014 and 2015 units vested due to the Ergon Change of Control. The Partnership recorded compensation cost of $0.1 million during the year ended December 31, 2016 related to this early vesting.

The Partnership also grants phantom units to employees. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The following table includes information on the outstanding grants:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value	Grant Date Total Fair Value
			(in thousands)
March 2014	276,773	$9.06	$2,508
March 2015	266,076	7.74	2,059
March 2016	416,131	4.77	1,985
October 2016	9,960	5.85	58

The unrecognized estimated compensation cost of outstanding phantom units at December 31, 2016 was $1.8 million, which will be recognized over the remaining vesting period. On January 1, 2017, 213,923 units of the March 2014 grant vested.

In September 2012, Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the General Partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the General Partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at December 31, 2016 was $0.4 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the years ended December 31, 2014, 2015 and 2016 was $2.3 million, $2.7 million and $2.5 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the LTIP is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	915,541	$7.81
Granted	447,261	4.89
Vested	347,193	7.55
Forfeited	100,429	6.72
Nonvested at December 31, 2016	915,180	$6.61

14.    EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $1.5 million for both of the years ended December 31, 2014 and 2015, and $1.2 million for the year ended December 31, 2016 for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.9 million for each of the years ended December 31, 2014 and 2015, and $0.8 million for the year ended December 31, 2016, for discretionary profit sharing contributions under the 401(k) Plan.

15.    PROFITS INTEREST OF BLUEKNIGHT GP HOLDING, LLC

In October 2012, the owners of Blueknight GP Holding, LLC (“HoldCo”), the owner of the General Partner, admitted Mr. Hurley as a member of HoldCo.  In connection with his admission as a member of HoldCo, Mr. Hurley was issued a non-voting economic interest in HoldCo (the “Profits Interest”).   Upon the Ergon Change of Control, Vitol and Charlesbank, the previous owners of HoldCo, repurchased and canceled the Profits Interest.

Although the entire economic burden of the Profits Interest, which was equity classified, was borne solely by HoldCo and did not impact the Partnership’s cash or units outstanding, the intent of the Profits Interest was to provide a performance incentive and encourage retention of Mr. Hurley. Therefore, the Partnership recognized the grant date fair value of the Profits Interest as compensation expense over the service period and the repurchase of the Profits Interest in the period paid. The expense is also reflected as a capital contribution and thus, results in a corresponding credit to Partners’ Capital in the Partnership’s Consolidated Financial Statements.  The Partnership recognized expense of $0.1 million in relation to the Profits Interest for each of years ended December 31, 2014 and 2015, and $0.9 million for the year ended December 31, 2016.

16.    COMMITMENTS AND CONTINGENCIES

The Partnership leases certain real property, equipment and operating facilities under various operating and capital leases. It also incurs costs associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations. Future non-cancellable commitments related to these items at December 31, 2016, are summarized below (in thousands):

Operating Leases
For years ending:
December 31, 2017	$5,087
December 31, 2018	4,307
December 31, 2019	3,042
December 31, 2020	1,494
December 31, 2021	746
Thereafter	1,630
Total future minimum lease payments	$16,306

Rental expense related to operating leases was $8.4 million, $9.5 million and $6.5 million for each of the years ended December 31, 2014, 2015 and 2016, respectively.

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

At December 31, 2015 and 2016, the Partnership was aware of existing conditions that may cause it to incur expenditures in the future for the remediation of existing environmental matters. The Partnership recorded loss contingencies related to environmental matters of less than $0.1 million as of December 31, 2015, and had no such loss contingencies as of

December 31, 2016. Changes in the Partnership’s estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$3,103	$—	$3,103	$—
Total	$3,103	$—	$3,103	$—

	Fair Value Measurements as of December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$1,947	$—	$1,947	$—
Total	$1,947	$—	$1,947	$—

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

At December 31, 2016, the carrying values on the consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at December 31, 2016 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

19.    OPERATING SEGMENTS

The Partnership’s operations consist of four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling and storage services, (iii) crude oil pipeline services and (iv) crude oil trucking and producer field services.

ASPHALT TERMINALLING SERVICES —The Partnership provides asphalt product and residual fuel terminalling, storage and blending services at its 54 terminalling and storage facilities located in 26 states.

CRUDE OIL TERMINALLING AND STORAGE SERVICES —The Partnership provides crude oil terminalling and storage services at its terminalling and storage facilities located in Oklahoma and Texas.

CRUDE OIL PIPELINE SERVICES —The Partnership owns and operates two pipeline systems, the Mid-Continent system which includes the Eagle North system, and the East Texas system, that gather crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its pipeline system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. The Mid-Continents system also includes the Eagle North system that originates in Cushing, Oklahoma and terminates in Ardmore, Oklahoma. It refers to its second pipeline system, which is located in Texas, as the East Texas system.  Crude oil marketing revenues consist of sales proceeds recognized for the sale of crude oil to third party customers. Revenue for the sale of crude oil is recognized when title to the crude oil transfers to the customer and is based on contractual prices for the sale of crude oil.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	For the year ended December 31,
	2014	2015	2016
Asphalt Terminalling Services
Service revenue
Third party revenue	$66,273	$72,152	$75,655
Related party revenue	1,119	1,278	11,762
Total revenue for reportable segments	67,392	73,430	87,417
Operating expense (excluding depreciation and amortization)	26,148	25,218	30,648
Operating margin (excluding depreciation and amortization)	41,244	48,212	56,769
Additions to long-lived assets	6,766	19,769	148,622
Total assets (end of period)	$92,628	$98,848	$141,280

Crude Oil Terminalling and Storage Services
Service revenue
Third party revenue	$9,258	$13,076	$16,387
Related party revenue	13,524	11,522	7,858
Total revenue for reportable segments	22,782	24,598	24,245
Operating expense (excluding depreciation and amortization)	3,964	5,756	4,197
Operating margin (excluding depreciation and amortization)	18,818	18,842	20,048
Additions to long-lived assets	8,551	3,282	2,126
Total assets (end of period)	$69,469	$73,502	$71,689

Crude Oil Pipeline Services
Service revenue
Third party revenue	$13,834	$15,148	$8,662
Related party revenue	8,381	10,687	5,433
Product sales revenue
Third party revenue	4,190	3,511	20,968
Total revenue for reportable segments	26,405	29,346	35,063
Operating expense (excluding depreciation and amortization)	15,948	18,162	15,270
Operating expense (intersegment)	—	259	890
Cost of product sales	—	3,231	14,130
Cost of product sales (intersegment)	—	—	426
Operating margin (excluding depreciation and amortization)	10,457	7,694	4,347
Additions to long-lived assets	20,970	34,953	8,250
Total assets (end of period)	$184,933	$175,142	$150,043

Crude Oil Trucking and Producer Field Services
Service revenue
Third party revenue	$50,061	$37,039	$25,511
Related party revenue	19,764	15,616	5,158
Intersegment revenue	—	259	890
Product sales revenue
Third party revenue	222	—	—
Intersegment revenue	—	—	426

	For the year ended December 31,
	2014	2015	2016
Total revenue for reportable segments	70,047	52,914	31,985
Operating expense (excluding depreciation and amortization)	62,140	51,610	30,156
Operating margin (excluding depreciation and amortization)	7,907	1,304	1,829
Additions to long-lived assets	1,081	4,556	2,558
Total assets (end of period)	$17,365	$17,256	$12,651

Total operating margin (excluding depreciation and amortization)(1)	$78,426	$76,052	$82,993

Total Segment Revenues	186,626	180,288	178,710
Elimination of Intersegment Revenues	—	(259)	(1,316)
Consolidated Revenues	186,626	180,029	177,394
____________________

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes (in thousands):

	For the year ended December 31,
	2014	2015	2016
Operating margin (excluding depreciation and amortization)	$78,426	$76,052	$82,993
Depreciation and amortization	(26,045)	(27,228)	(30,820)
General and administrative expenses	(17,498)	(18,976)	(20,029)
Asset impairment expense	—	(21,996)	(25,761)
Gain on sale of assets	2,464	6,137	108
Equity earnings in unconsolidated entity	883	3,932	1,483
Interest expense	(12,268)	(11,202)	(12,554)
Unrealized gains on investments	2,079	—	—
Income (loss) before income taxes	$28,041	$6,719	$(4,580)

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at December 31, 2016 are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$844
Deferred tax asset	844

Less: valuation allowance	(844)
Net deferred tax asset	$—

The Partnership has considered the taxable income projections in future years, whether the carryforward period is so brief that it would limit realization of tax benefits, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a full valuation allowance against its deferred tax asset as of December 31, 2016.

21.    RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Throughout 2015 and 2016, the FASB has issued a series of subsequent updates to the revenue recognition guidance in Topic 606, including ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 are effective for public entities for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016. We are evaluating the impact of this standard on us, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2018. Our evaluation process includes a review of our contracts and transaction types across all of the business segments. In addition, we are currently evaluating the methods of adoption and analyzing the impact of the standard on our internal controls, accounting policies and financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern.” The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Partnership adopted this update for the period ending December 30, 2016, and there was no impact on the Partnership’s financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The objective of this Update is to simplify the income statement presentation requirements by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Partnership adopted this update in the three month period ending March 31, 2016, and there was no impact on the Partnership’s financial position, results of operations or cash flow.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. The Partnership adopted this update in the three month period ending March 31, 2016, and there was no material impact on the Partnership’s financial position, results of operations or cash flow.

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

The amendments in ASU 2015-06 specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Partnership adopted this update in the three month period ending March 31, 2016, and there was no material impact on the Partnership’s financial position, results of operations or cash flow.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Partnership adopted this update in the three month period ending March 31, 2016, and there was no material impact on the Partnership’s financial position, results of operations or cash flow.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” This update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The amendments in the Update eliminates the prohibition of recognizing current and deferred income taxes for an intra-entity asset transfer other than inventory until the asset has been sold to an outside party. This update is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2018.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a Consenus of the FASB Emerging Issues Task Force.” This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2018.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2018.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This update is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2020.

22.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015:
Revenues	$42,356	$46,574	$47,217	$43,882	$180,029
Operating income (loss)	5,297	8,484	17,010	(16,802)	13,989
Net income (loss)	1,579	7,710	13,967	(16,860)	6,396
Basic net income (loss) per common unit	(0.12)	0.06	0.24	(0.65)	(0.47)
Diluted net income (loss) per common unit	(0.12)	0.06	0.21	(0.65)	(0.47)

2016:
Revenues	$41,009	$43,425	$46,939	$46,021	$177,394
Operating income (loss)	5,013	(15,348)	13,398	3,428	6,491
Net income (loss)	726	(18,936)	11,419	1,951	(4,840)
Basic net income (loss) per common unit	(0.14)	(0.71)	0.13	(0.18)	(0.87)
Diluted net income (loss) per common unit	(0.14)	(0.71)	0.13	(0.18)	(0.87)