Form 10-Q
period 2017-06-30
Blueknight Energy Partners, L.P.
filed 2017-08-02
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, there were 35,125,202 Series A Preferred Units and 38,183,975 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2016	June 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,304	$3,274
Accounts receivable, net of allowance for doubtful accounts of $49 and $37 at December 31, 2016 and June 30, 2017, respectively	7,544	9,341
Receivables from related parties, net of allowance for doubtful accounts of $0 at both dates	1,860	1,534
Prepaid insurance	1,578	2,665
Other current assets	7,934	7,671
Total current assets	22,220	24,485
Property, plant and equipment, net of accumulated depreciation of $292,117 and $300,615 at December 31, 2016 and June 30, 2017, respectively	307,334	298,345
Assets held for sale, net of accumulated depreciation of $3,041 at December 31, 2016	4,237	—
Investment in unconsolidated affiliate	20,561	—
Goodwill	4,746	4,746
Debt issuance costs, net	2,050	4,759
Intangibles and other assets, net	14,515	13,761
Total assets	$375,663	$346,096
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$3,174	$4,430
Accounts payable to related parties	1,053	1,680
Accrued interest payable	413	729
Accrued property taxes payable	2,531	2,736
Unearned revenue	2,350	3,224
Unearned revenue with related parties	383	4,413
Accrued payroll	6,358	4,341
Other current liabilities	4,279	4,393
Total current liabilities	20,541	25,946
Long-term unearned revenue with related parties	640	563
Other long-term liabilities	2,959	3,372
Interest rate swap liabilities	1,947	972
Long-term debt	324,000	303,592
Commitments and contingencies (Note 14)
Partners’ capital:
Common unitholders (38,003,397 and 38,155,434 units issued and outstanding at December 31, 2016 and June 30, 2017, respectively)	471,180	457,375
Series A Preferred Units (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.7% and 1.6% interest at December 31, 2016 and June 30, 2017, respectively, with 1,225,409 general partner units outstanding at both dates)	(699,527)	(699,647)
Total partners’ capital	25,576	11,651
Total liabilities and partners’ capital	$375,663	$346,096
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2017	2016	2017
	(unaudited)
Service revenue:
Third party revenue	$30,854	$28,145	$61,110	$56,808
Related party revenue	5,862	13,505	12,871	27,147
Product sales revenue:
Third party revenue	6,709	2,227	10,454	6,262
Total revenue	43,425	43,877	84,435	90,217
Costs and expenses:
Operating	27,290	30,610	55,050	62,516
Cost of product sales	4,089	1,669	7,276	4,808
General and administrative	4,834	4,322	9,579	8,907
Asset impairment expense	22,574	17	22,845	45
Total costs and expenses	58,787	36,618	94,750	76,276
Gain (loss) on sale of assets	14	(754)	(19)	(879)
Operating income (loss)	(15,348)	6,505	(10,334)	13,062
Other income (expense):
Equity earnings in unconsolidated affiliate	157	—	781	61
Gain on sale of unconsolidated affiliate	—	4,172	—	4,172
Interest expense (net of capitalized interest of $7, $3, $41 and $5, respectively)	(3,697)	(4,265)	(8,567)	(7,295)
Income (loss) before income taxes	(18,888)	6,412	(18,120)	10,000
Provision for income taxes	48	41	90	87
Net income (loss)	$(18,936)	$6,371	$(18,210)	$9,913

Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income (loss)	$(195)	$256	$(51)	$465
Preferred interest in net income	$5,389	$6,279	$10,780	$12,558
Loss available to limited partners	$(24,130)	$(164)	$(28,939)	$(3,110)

Basic and diluted net loss per common unit	$(0.71)	$—	$(0.85)	$(0.08)

Weighted average common units outstanding - basic and diluted	33,206	38,155	33,191	38,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
Balance, December 31, 2016	$471,180	$253,923	$(699,527)	$25,576
Net income (loss)	(3,119)	12,558	474	9,913
Equity-based incentive compensation	516	—	8	524
Distributions	(11,286)	(12,558)	(706)	(24,550)
Capital contributions	—	—	104	104
Proceeds from sale of 24,538 common units pursuant to the Employee Unit Purchase Plan	84	—	—	84
Balance, June 30, 2017	$457,375	$253,923	$(699,647)	$11,651

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months ended June 30,
	2016	2017
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(18,210)	$9,913
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	(17)	(12)
Provision for uncollectible receivables from related parties	(229)	—
Depreciation and amortization	14,823	15,905
Amortization and write-off of debt issuance costs	440	1,307
Unrealized (gain) loss related to interest rate swaps	2,194	(975)
Asset impairment charge	22,845	45
Loss on sale of assets	19	879
Gain on sale of unconsolidated affiliate	—	(4,172)
Equity-based incentive compensation	815	524
Equity earnings in unconsolidated affiliate	(781)	(61)
Changes in assets and liabilities
Increase in accounts receivable	(1,950)	(1,785)
Decrease in receivables from related parties	510	326
Decrease in prepaid insurance	1,181	1,194
Decrease (increase) in other current assets	(123)	148
Decrease in other assets	37	111
Increase in accounts payable	1,043	183
Increase in payables to related parties	—	156
Increase in accrued interest payable	8	316
Increase in accrued property taxes	577	232
Increase (decrease) in unearned revenue	(823)	1,352
Increase (decrease) in unearned revenue from related parties	(716)	3,953
Decrease in accrued payroll	(2,703)	(2,017)
Increase (decrease) in other accrued liabilities	39	(961)
Net cash provided by operating activities	18,979	26,561
Cash flows from investing activities:
Acquisitions	(18,989)	—
Capital expenditures	(11,577)	(10,331)
Proceeds from sale of assets	1,233	8,474
Proceeds from sale of unconsolidated affiliate	—	25,324
Net cash provided by (used in) investing activities	(29,333)	23,467
Cash flows from financing activities:
Payment on insurance premium financing agreement	(2,612)	(1,271)
Debt issuance costs	(17)	(4,017)
Borrowings under credit facility	65,000	335,592
Payments under credit facility	(31,000)	(356,000)
Proceeds from equity issuance, net of offering costs	154	84
Capital contributions	—	104
Capital contribution related to profits interest	75	—
Distributions	(21,250)	(24,550)
Net cash provided by (used in) financing activities	10,350	(50,058)
Net decrease in cash and cash equivalents	(4)	(30)
Cash and cash equivalents at beginning of period	3,038	3,304
Cash and cash equivalents at end of period	$3,034	$3,274

Supplemental disclosure of non-cash financing and investing cash flow information:
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$(1,432)	$1,545
Increase in accrued liabilities related to insurance premium financing agreement	$2,469	$2,281
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. (together with its subsidiaries, the “Partnership”) is a publicly traded master limited partnership with operations in twenty-six states. The Partnership provides integrated terminalling, storage, processing, gathering, transportation and marketing services for companies engaged in the production, distribution and marketing of crude oil and asphalt products. The Partnership manages its operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling and storage services, (iii) crude oil pipeline services and (iv) crude oil trucking and producer field services. The Partnership’s common units and preferred units, which represent limited partnership interests in the Partnership, are listed on the NASDAQ Global Market under the symbols “BKEP” and “BKEPP,” respectively. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

On October 5, 2016, the Partnership completed the following transactions (the “Ergon Transactions”): (i) a subsidiary of Ergon, Inc. (together with its subsidiaries, “Ergon”) purchased 100% of the outstanding voting stock of Blueknight GP Holding, L.L.C., which owns 100% of the capital stock of the Partnership’s general partner, Blueknight Energy Partners G.P., L.L.C., pursuant to a Membership Interest Purchase Agreement dated July 19, 2016 among CB-Blueknight, LLC, an indirect wholly-owned subsidiary of Charlesbank Capital Partners, LLC (together with its affiliates and subsidiaries, “Charlesbank”), Blueknight Energy Holding, Inc., an indirect wholly-owned subsidiary of Vitol Holding B.V. (together with its affiliates and subsidiaries “Vitol”), and Ergon Asphalt Holdings, LLC, a wholly-owned subsidiary of Ergon (the “Ergon Change of Control”); (ii) Ergon contributed nine asphalt terminals plus $22.1 million in cash in return for total consideration of approximately $144.7 million, which consisted of the issuance of 18,312,968 of Series A preferred units in a private placement; and (iii) Ergon acquired an aggregate of $5.0 million of common units for cash in a private placement, pursuant to a Contribution Agreement between the Partnership and Ergon.

The Partnership’s acquisition of nine asphalt terminals from Ergon on October 5, 2016 was accounted for as a transaction among entities under common control. As a result, the Partnership recorded the acquired assets at Ergon’s historical cost of $31.3 million, net of accumulated depreciation of $63.0 million. The $91.3 million of consideration in excess of Ergon’s historical net book value was recorded as a deemed distribution to the Partnership’s general partner and was reflected as Consideration paid in excess of historical cost of assets acquired from Ergon on the Partnership’s consolidated statement of changes in partners’ capital.

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2017, the condensed consolidated statement of changes in partners’ capital for the six months ended June 30, 2017, the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2017, and the condensed consolidated balance sheet as of June 30, 2017, are unaudited.  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2016 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017 (the “2016 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2016 Form 10-K.

The Partnership’s investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership had significant influence but not control, was accounted for by the equity method. The Partnership did not consolidate any part of the assets or liabilities of its equity investee. The Partnership’s share of net income or loss is reflected as one line item on the Partnership’s unaudited condensed consolidated statements of operations entitled “Equity earnings in unconsolidated affiliate” and increased or decreased, as applicable, the carrying value of the Partnership’s “Investment in unconsolidated affiliate” on the unaudited condensed consolidated balance sheets. Distributions to the Partnership reduced the carrying value of its investment and, to the extent received, were reflected in the Partnership’s unaudited condensed consolidated statements of cash flows in the line item “Distributions from unconsolidated affiliate.” Contributions increased the carrying value of the Partnership’s investment and were reflected in the Partnership’s unaudited condensed consolidated statements of cash flows in investing activities. On April 3, 2017, the Partnership sold its investment in Advantage Pipeline. See Note 4 for additional information.

3.     RESTRUCTURING CHARGES

During the fourth quarter of 2015, the Partnership recognized certain restructuring charges in the crude oil trucking and producer field services segment pursuant to an approved plan to exit the trucking market in West Texas.

Changes in the accrued amounts pertaining to the restructuring charges are summarized as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2016	2017	2016	2017
Beginning balance	$1,003	$428	$1,565	$474
Charged to expense	—	—	—	—
Cash payments	208	46	770	92
Ending balance	$795	$382	$795	$382

The remaining accrued amounts relate to lease payments that will be paid over the remaining lease terms, which extend through July 2019.

4.    EQUITY METHOD INVESTMENT

The Partnership’s investment in Advantage Pipeline, over which the Partnership had significant influence but not control, was accounted for by the equity method. On April 3, 2017, Advantage Pipeline was acquired by a joint venture formed by affiliates of Plains All American Pipeline, L.P. and Noble Midstream Partners LP. The Partnership received cash proceeds at closing from the sale of its approximate 30% equity ownership interest in Advantage Pipeline of approximately $25.3 million and recorded a gain on the sale of the investment of $4.2 million. Approximately 10% of the gross sale proceeds are currently being held in escrow, subject to certain post-closing settlement terms and conditions. The Partnership expects to receive its approximately 30% pro rata portion of the net escrow proceeds by the end of 2017. The Partnership’s initial net proceeds received at closing were used to prepay revolving debt (without a commitment reduction). The operating and administrative services agreement to which the Partnership and Advantage Pipeline were parties and under which the Partnership operated the 70-mile, 16-inch Advantage crude oil pipeline, located in the southern Delaware Basin in Texas, was terminated at closing. The Partnership and the Plains/Noble joint venture have entered into a short-term transition services agreement under which the Partnership provides certain services.
Summarized financial information for Advantage Pipeline is set forth in the tables below for the periods indicated in which the Partnership held the investment in Advantage Pipeline (in thousands):

December 31, 2016
Balance sheet
Current assets	$2,075
Noncurrent assets	89,065
Total assets	$91,140
Current liabilities	1,327
Long-term liabilities	20,910
Member’s equity	68,903
Total liabilities and member’s equity	$91,140

	Three Months ended	Six Months ended	Three Months ended
	June 30, 2016		March 31, 2017
Income statements
Operating revenues	$3,370	$8,475	$3,150
Operating expenses	$2,763	$5,464	$465
Net income	$607	$3,011	$187

5.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2016	June 30, 2017

		(dollars in thousands)
Land	N/A	$25,863	$24,668
Land improvements	10-20	6,698	6,799
Pipelines and facilities	5-30	165,293	164,971
Storage and terminal facilities	10-35	347,656	354,609
Transportation equipment	3-10	12,391	7,230
Office property and equipment and other	3-20	35,578	33,706
Pipeline linefill and tank bottoms	N/A	3,234	3,234
Construction-in-progress	N/A	2,738	3,743
Property, plant and equipment, gross		599,451	598,960
Accumulated depreciation		(292,117)	(300,615)
Property, plant and equipment, net		$307,334	$298,345

Depreciation expense for three months ended June 30, 2016 and 2017 was $7.4 million and $7.5 million, respectively, and depreciation expense for the six months ended June 30, 2016 and 2017 was $14.3 million and $15.3 million, respectively.

On April 18, 2017, the Partnership sold its East Texas pipeline system. The Partnership received cash proceeds at closing of approximately $4.8 million and recorded a gain of less than $0.1 million. The Partnership used the proceeds received at closing to prepay revolving debt (without a commitment reduction).

6.    DEBT

On May 11, 2017, the Partnership entered into an amended and restated credit agreement that consists of a $450.0 million revolving loan facility.

As of July 27, 2017, approximately $300.6 million of revolver borrowings and $1.5 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $147.9 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement. In connection with entering the amended and restated credit agreement, the Partnership paid certain upfront fees to the lenders thereunder, and the Partnership paid certain arrangement and other fees to the arranger and administrative agent of the credit agreement. The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after May 11, 2017, refer to the amended and restated credit agreement.

The credit agreement is guaranteed by all of the Partnership’s existing subsidiaries. Obligations under the credit agreement are secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors.

The credit agreement includes procedures for additional financial institutions to become revolving lenders, or for any existing lender to increase its revolving commitment thereunder, subject to an aggregate maximum of $600.0 million for all revolving loan commitments under the credit agreement.

The credit agreement will mature on May 11, 2022, and all amounts outstanding under the credit agreement will become due and payable on such date. The credit agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, property or casualty insurance claims, and condemnation proceedings, unless the Partnership reinvests such proceeds in accordance with the credit agreement, but these mandatory prepayments will not require any reduction of the lenders’ commitments under the credit agreement.

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

At June 30, 2017, the Partnership’s consolidated total leverage ratio was 4.17 to 1.00 and the consolidated interest coverage ratio was 5.36 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of June 30, 2017.

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

In addition to other customary events of default, the credit agreement includes an event of default if (i) the general partner ceases to own 100% of the Partnership’s general partner interest or ceases to control the Partnership, or (ii) Ergon ceases to own and control 50.0% or more of the membership interests of the general partner, or (iii) during any period of 12 consecutive months, a majority of the members of the Board of the general partner ceases to be composed of individuals (A) who were members of the Board on the first day of such period, (B) whose election or nomination to the Board was approved by individuals referred to in clause (A) above constituting at the time of such election or nomination at least a majority of the Board or (C) whose election or nomination to the Board was approved by individuals referred to in clauses (A) and (B) above constituting at the time of such election or nomination at least a majority of the Board; provided that, any changes to the composition of individuals serving as members of the Board approved by Ergon will not cause an event of default.

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

Upon the execution of the amended and restated credit agreement, the Partnership expensed $0.7 million of debt issuance costs related to the prior revolving loan facility, leaving a remaining balance of $0.9 million ascribed to those lenders with commitments under both the prior and the amended and restated credit facility. The Partnership capitalized debt issuance costs of less than $0.1 million and $4.0 million during the three months ended June 30, 2016 and 2017, respectively. The Partnership capitalized debt issuance costs of less than $0.1 million and $4.0 million during the six months ended June 30, 2016 and 2017, respectively. Debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for the three months ended June 30, 2016 and 2017, was $0.2 million and $0.3 million, respectively. Interest expense related to debt issuance cost amortization for the six months ended June 30, 2016 and 2017, was $0.4 million and $0.6 million, respectively.

During the three months ended June 30, 2016 and 2017, the weighted average interest rate under the Partnership’s credit agreement, excluding the $0.7 million of debt issuance costs related to the prior credit facility that was expensed during the three months ended June 30, 2017, was 3.89% and 4.44%, respectively, resulting in interest expense of approximately $2.7 million and $3.4 million, respectively. During the six months ended June 30, 2016 and 2017, the weighted average interest rate under the Partnership’s credit agreement, excluding the $0.7 million of debt issuance costs related to the prior credit facility that was expensed during the six months ended June 30, 2017, was 3.75% and 4.27%, respectively, resulting in interest expense of approximately $5.1 million and $6.7 million, respectively.

During each of the three and six months ended June 30, 2016 and 2017, the Partnership capitalized interest of less than $0.1 million.

The Partnership is exposed to market risk for changes in interest rates related to its credit facility. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. As of December 31, 2016 and June 30, 2017, the Partnership had interest rate swaps with notional amounts totaling $200.0 million to hedge the variability of its LIBOR-based interest payments, with half maturing on June 28, 2018, and the other half on January 28, 2019. During the three months ended June 30, 2016 and 2017, the Partnership recorded swap interest expense of $0.6 million and $0.4 million, respectively. During the six months ended June 30, 2016 and 2017, the Partnership recorded swap interest expense of $1.3 million and $0.8 million, respectively. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging.

The following provides information regarding the Partnership’s liabilities related to its interest rate swap agreements as of the periods indicated (in thousands):

	Fair Values of Liability Derivative Instruments
	December 31, 2016		June 30, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate swap liabilities	$1,947	Interest rate swap liabilities	$972

Changes in the fair value of the interest rate swaps are reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Net Income on Derivative	Amount of Gain (Loss) Recognized in Net Income on Derivative
		Three Months ended June 30,		Six Months ended June 30,
		2016	2017	2016	2017
Interest rate swaps	Interest expense, net of capitalized interest	$(314)	$223	$(2,194)	$975

7.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended June 30,		Six Months ended June 30,
	2016	2017	2016	2017
Net income (loss)	$(18,936)	$6,371	$(18,210)	$9,913
General partner interest in net income (loss)	(195)	256	(51)	465
Preferred interest in net income	5,389	6,279	10,780	12,558
Loss available to limited partners	$(24,130)	$(164)	$(28,939)	$(3,110)

Basic and diluted weighted average number of units:
Common units	33,206	38,155	33,191	38,151
Restricted and phantom units	906	923	761	806
Total units	34,112	39,078	33,952	38,957

Basic and diluted net loss per common unit	$(0.71)	$—	$(0.85)	$(0.08)

8.    PARTNERS’ CAPITAL AND DISTRIBUTIONS

On October 5, 2016, the Partnership issued 847,457 common units to Ergon in a private placement for $5.0 million. In addition, on October 5, 2016, the Partnership repurchased 6,667,695 Series A Preferred Units from each of Vitol and Charlesbank for an aggregate purchase price of approximately $95.3 million. Vitol and Charlesbank each retained 2,488,789 Series A Preferred Units upon completion of these transactions. Also, on October, 5, 2016, the Partnership issued 18,312,968

Series A Preferred Units to Ergon for $144.7 million, as well as 97,654 general partner units to the Partnership’s general partner for $0.7 million.

On July 26, 2016, the Partnership issued and sold 3,795,000 common units for a public offering price of $5.90 per unit, resulting in proceeds of approximately $20.9 million, net of underwriters’ discount and offering expenses of $1.5 million.

On July 18, 2017, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $6.3 million, for the quarter ending June 30, 2017.  The Partnership will pay this distribution on the preferred units on August 14, 2017, to unitholders of record as of August 4, 2017.

In addition, on July 18, 2017, the Board declared a cash distribution of $0.1450 per unit on its outstanding common units. The distribution will be paid on August 14, 2017, to unitholders of record on August 4, 2017. The distribution is for the three months ended June 30, 2017. The total distribution will be approximately $5.9 million, with approximately $5.5 million and $0.3 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s long-term incentive plan.

9.    RELATED PARTY TRANSACTIONS

On October 5, 2016, Ergon purchased 100% of the Partnership’s general partner from Vitol and Charlesbank, resulting in Ergon being classified as a related party and Vitol and Charlesbank no longer being classified as related parties as of October 5, 2016.

The Partnership leases facilities to Ergon and provides asphalt product and residual fuel terminalling, storage and blending services to Ergon. For the three months ended June 30, 2016 and 2017, the Partnership recognized total revenues of $3.5 million and $13.5 million, respectively, for services provided to Ergon. For the six months ended June 30, 2016 and 2017, the Partnership recognized total revenues of $7.1 million and $26.8 million, respectively, for services provided to Ergon. For the three and six months ended June 30, 2016, all of the revenues are classified as third party revenue, while revenues for the three and six months ended June 30, 2017 are classified as related party revenue. As of December 31, 2016 and June 30, 2017, the Partnership had receivables from Ergon of $1.7 million and $1.5 million, respectively, net of allowance for doubtful accounts. As of December 31, 2016 and June 30, 2017, the Partnership had unearned revenues from Ergon of $1.0 million and $5.0 million, respectively.

The Partnership provides crude oil gathering, transportation, terminalling and storage services to Vitol.  For the three months ended June 30, 2016, the Partnership recognized related party revenues of $5.5 million for services provided to Vitol. For the six months ended June 30, 2016, the Partnership recognized related party revenues of $12.2 million for services provided to Vitol. All revenue from services provided to Vitol for the three and six months ended June 30, 2017 is classified as third party revenue.

The Partnership provided operating and administrative services to Advantage Pipeline. On April 3, 2017, the Partnership sold its investment in Advantage Pipeline and the operating and administrative services agreement was terminated at closing. See Note 4 for additional information. For the three months ended June 30, 2016, the Partnership earned revenues of $0.3 million for services provided to Advantage Pipeline. For the six months ended June 30, 2016 and 2017, the Partnership earned revenues of $0.7 million and $0.3 million, respectively, for services provided to Advantage Pipeline. As of December 31, 2016, the Partnership had receivables from Advantage Pipeline of $0.1 million.

10.    LONG-TERM INCENTIVE PLAN

In July 2007, the general partner adopted the Long-Term Incentive Plan (the “LTIP”). The compensation committee of the Board administers the LTIP. Effective April 29, 2014, the Partnership’s unitholders approved an amendment to the LTIP to increase the number of common units reserved for issuance under the incentive plan to 4,100,000 common units. The common units are deliverable upon vesting.  Although other types of awards are contemplated under the LTIP, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. Certain of the phantom unit awards also include distribution equivalent rights (“DERs”).

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

The unrecognized estimated compensation cost of outstanding phantom units at June 30, 2017 was $2.9 million, which will be recognized over the remaining vesting period.

In September 2012, Mr. Mark Hurley was granted 500,000 phantom units under the LTIP upon his employment as the Chief Executive Officer of the general partner. These grants are equity awards under ASC 718 – Stock Compensation, and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. These units vest ratably over five years pursuant to the Employee Phantom Unit Agreement between Mr. Hurley and the general partner and do not include DERs. The weighted average grant date fair value for the units of $5.62 was determined based on the closing market price of the Partnership’s common units on the grant date of the award, less the present value of the estimated distributions to be paid to holders of an outstanding common unit prior to the vesting of the underlying award. The value of this award grant was approximately $2.8 million on the grant date, and the unrecognized estimated compensation cost at June 30, 2017 was $0.1 million and will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for each of the three months ended June 30, 2016 and 2017 was $0.6 million. The Partnership’s equity-based incentive compensation expense for the six months ended June 30, 2016 and 2017 was $1.2 million and $1.1 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	915,180	$6.61
Granted	323,339	7.15
Vested	213,923	9.06
Forfeited	1,316	7.74
Nonvested at June 30, 2017	1,023,280	$6.26

11.    EMPLOYEE BENEFIT PLANS

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.3 million for each of the three months ended June 30, 2016 and 2017, for discretionary contributions under the 401(k) Plan. The Partnership recognized expense of $0.6 million for each of the six months ended June 30, 2016 and 2017, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.2 million for each of the three months ended June 30, 2016 and 2017, for discretionary profit sharing contributions under the 401(k) Plan. The Partnership recognized expense of $0.4 million for each of the six months ended June 30, 2016 and 2017, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized compensation expense of less than $0.1 million during each of the three and six months ended June 30, 2016 and 2017, in connection with the Unit Purchase Plan.

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

This hierarchy requires the use of observable market data, when available, to minimize the use of unobservable inputs when determining fair value.  In periods in which they occur, the Partnership recognizes transfers into and out of Level 3 as of the end of the reporting period. There were no transfers during the six months ended June 30, 2017. Transfers out of Level 3 represent existing assets and liabilities that were classified previously as Level 3 for which the observable inputs became a more significant portion of the fair value estimates. Determining the appropriate classification of the Partnership’s fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$1,947	$—	$1,947	$—
Total	$1,947	$—	$1,947	$—

	Fair Value Measurements as of June 30, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap liabilities	$972	$—	$972	$—
Total	$972	$—	$972	$—

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

At June 30, 2017, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at June 30, 2017 approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk-free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

CRUDE OIL TERMINALLING AND STORAGE SERVICES —The Partnership provides crude oil terminalling and storage services at its terminalling and storage facility located in Oklahoma.

CRUDE OIL PIPELINE SERVICES —The Partnership owns and operates pipeline systems that gather crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling and storage facilities owned by the Partnership and others. The Partnership refers to its pipeline system located in Oklahoma and the Texas Panhandle as the Mid-Continent system. Revenue for the sale of crude oil is recognized when title to the crude oil transfers to the customer and is based on contractual prices for the sale of crude oil. The Partnership previously owned and operated the East Texas pipeline system, which is located in Texas. On April 18, 2017, the Partnership sold the East Texas system. See Note 5 for additional information.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2016	2017	2016	2017
Asphalt Terminalling Services
Service revenue
Third party revenue	$18,132	$13,259	$35,438	$26,482
Related party revenue	256	13,505	558	26,837
Total revenue for reportable segments	18,388	26,764	35,996	53,319
Operating expense (excluding depreciation and amortization)	6,839	11,935	13,271	24,255
Segment operating margin	11,549	14,829	22,725	29,064
Total assets (end of period)	$117,096	$147,832	$117,096	$147,832

Crude Oil Terminalling and Storage Services
Service revenue
Third party revenue	$3,626	$5,726	$7,187	$11,851
Related party revenue	2,645	—	5,404	—
Total revenue for reportable segments	6,271	5,726	12,591	11,851
Operating expense (excluding depreciation and amortization)	1,134	992	2,295	2,003
Segment operating margin	5,137	4,734	10,296	9,848
Total assets (end of period)	$74,072	$69,834	$74,072	$69,834

Crude Oil Pipeline Services
Service revenue
Third party revenue	$2,702	$2,720	$4,954	$5,324
Related party revenue	985	—	3,305	310
Product sales revenue
Third party revenue	6,709	2,227	10,454	5,877
Total revenue for reportable segments	10,396	4,947	18,713	11,511
Operating expense (excluding depreciation and amortization)	3,711	3,142	7,939	6,383
Operating expense (intersegment)	235	74	495	244
Cost of product sales	4,089	1,669	7,276	4,808
Cost of product sales (intersegment)	426	—	426	—
Segment operating margin	1,935	62	2,577	76
Total assets (end of period)	$153,706	$117,222	$153,706	$117,222

Crude Oil Trucking and Producer Field Services
Service revenue
Third party revenue	$6,394	$6,440	$13,531	$13,151
Related party revenue	1,976	—	3,604	—
Intersegment revenue	235	74	495	244
Product sales revenue
Third party revenue	—	—	—	385
Intersegment revenue	426	—	426	—
Total revenue for reportable segments	9,031	6,514	18,056	13,780
Operating expense (excluding depreciation and amortization)	7,918	6,702	16,722	13,970
Segment operating margin	1,113	(188)	1,334	(190)
Total assets (end of period)	$13,503	$11,208	$13,503	$11,208

	Three Months ended June 30,		Six Months ended June 30,
	2016	2017	2016	2017
Total operating margin (excluding depreciation and amortization)(1)	$19,734	$19,437	$36,932	$38,798

Total segment revenues	$44,086	$43,951	$85,356	$90,461
Elimination of intersegment revenues	(661)	(74)	(921)	(244)
Consolidated revenues	$43,425	$43,877	$84,435	$90,217
____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income (loss) before income taxes (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2016	2017	2016	2017
Operating margin (excluding depreciation and amortization)	$19,734	$19,437	$36,932	$38,798
Depreciation and amortization	(7,688)	(7,839)	(14,823)	(15,905)
General and administrative expenses	(4,834)	(4,322)	(9,579)	(8,907)
Asset impairment expense	(22,574)	(17)	(22,845)	(45)
Gain (loss) on sale of assets	14	(754)	(19)	(879)
Equity earnings in unconsolidated affiliate	157	—	781	61
Gain on sale of unconsolidated affiliate	—	4,172	—	4,172
Interest expense	(3,697)	(4,265)	(8,567)	(7,295)
Income (loss) before income taxes	$(18,888)	$6,412	$(18,120)	$10,000

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at June 30, 2017, are presented below (dollars in thousands):

Deferred tax assets
Difference in bases of property, plant and equipment	$793
Deferred tax asset	793

Less: valuation allowance	793
Net deferred tax asset	$—

The Partnership has considered the taxable income projections in future years, whether the carryforward period is so brief that it would limit realization of tax benefits, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a full valuation allowance against its deferred tax asset as of June 30, 2017.

16.    RECENTLY ISSUED ACCOUNTING STANDARDS

Except as discussed below and in the 2016 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2017 that are of significance or potential significance to the Partnership.

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

The Partnership is evaluating the impact of this standard, which will be adopted as of January 1, 2018.

•	The Partnership is currently assessing implementation challenges, technical interpretations, industry-specific treatment of certain revenue contract types, and project status.

•
The Partnership is currently reviewing contracts for each revenue stream identified within each of our business segments. Through this process, the Partnership is evaluating potential changes in revenue recognition upon adoption of the revised guidance.

•	The Partnership is evaluating the potential information technology and internal control changes that will be required for adoption based on the findings of the contract review process.

•	The Partnership plans to provide internal training and awareness related to the revised guidance to the key stakeholders throughout the organization.

While the Partnership has tentatively concluded that the implementation of ASU 2014-09 will not have a material impact on the revenue recognition policies for a substantial number of contracts, management has identified several areas of potential impact through the contract review process currently underway, including accounting for non-cash consideration and the timing of revenue recognition with respect to deficiency payments in the crude oil pipeline services segment The Partnership is in the process of quantifying the impact of adoption, but cannot reasonably estimate the full impact of the standard until the industry reaches consensus on these issues. The Partnership is currently evaluating potential changes to disclosures based on the additional requirements prescribed by the standard. These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities. Additionally, the Partnership is evaluating the business processes, systems, and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.

The Partnership will continue to conduct the contract review process throughout 2017 and, as a result, additional areas of impact may be identified. The Partnership expects to adopt the new standard on January 1, 2018, using the modified retrospective approach. This approach allows for applying the new standard to (i) all new contracts entered into after January 1, 2018, and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of January 1, 2018, through a cumulative adjustment to equity. Consolidated revenues presented in the comparative financial statements for periods prior to January 1, 2018, would not be revised.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting.” This update provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance of Topic 718, Compensation - Stock Compensation, to a change in the terms or conditions of a share-based payment award. This update is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the period ending March 31, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “the Partnership,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P., together with its subsidiaries, (2) our “general partner” refers to Blueknight Energy Partners G.P., L.L.C., (3) “Ergon” refers to Ergon, Inc., its affiliates and subsidiaries (other than our General Partner and us) and (4) Vitol refers to Vitol Holding B.V., its affiliates and subsidiaries.  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017 (the “2016 Form 10-K”).

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

Potential Impact of Recent Crude Oil Market Price Changes and Other Matters on Future Revenues

Since June of 2014, the market price of West Texas Intermediate crude oil has fluctuated significantly from a peak of approximately $108 per barrel to a low of approximately $30 per barrel (as of July 27, 2017, the price per barrel was approximately $49). Also, during the fourth quarter of 2014, the West Texas Intermediate crude oil forward price curve changed from a backwardated curve (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible) to a contango curve (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time). In addition to changes in the price of crude oil and changes in the forward pricing curve, there has been significant volatility in the overall energy industry and specifically in publicly traded midstream energy partnerships. As a result, there are a number of trends that may impact our partnership in the near term. These include the market price for crude oil, decreased production in areas in which we serve, decreased demand for transportation capacity and an increased cost of capital. We expect these changes to have the following near-term impacts:

Asphalt Terminalling Services - Although there is no direct correlation between the price of crude oil and the price of asphalt, the asphalt industry tends to benefit from a lower crude oil price environment, strong economy and an increase in infrastructure investment. As a result, we do not expect recent changes in the price of crude oil to significantly impact our asphalt terminalling services operating segment.

Crude Oil Terminalling and Storage Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month. In September 2014, we had approximately 4.8 million barrels of storage with contracts that had expired or would expire between September 30, 2014 and May 31, 2015. As a result of the decrease in the crude oil price and change in the crude oil futures pricing curve, our weighted average storage rates increased from September 2014 to March 2016 and have since leveled out. We have approximately 1.9 million barrels of storage with contracts that expire during 2017. A change in the crude oil futures pricing curve from contango to backwardated may impact our ability to recontract expiring contracts or the rate upon which they are recontracted.

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

We are currently operating one Oklahoma mainline system, which is a combination of the Mid-Continent and Eagle North systems, instead of two separate systems, providing us with a current capacity of approximately 20,000 to 25,000 barrels per day (“Bpd”). We are working to restore service of the second Oklahoma pipeline system and expect to put the line back in condensate service with a capacity of 20,000 Bpd at the end of 2017. The ability to fully utilize the capacity of these systems may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve.

We experienced a decrease in revenue on our East Texas system as a result of an overall decrease in production in the area and the expiration of an incentive tariff on a section of the system. As a result of the decrease in revenues and resulting decline in market values, we recognized non-cash impairment expenses of $12.6 million and $1.4 million related to our East Texas system and a portion of our Mid-Continent pipeline system, respectively, in the fourth quarter of 2015 and an additional $2.3 million related to our East Texas system in the fourth quarter of 2016. On April 18, 2017, we sold the East Texas pipeline. We received cash proceeds at closing of approximately $4.8 million and recorded a gain of less than $0.1 million.

On April 3, 2017, Advantage Pipeline, L.L.C. (“Advantage Pipeline”), in which we owned an approximate 30% equity ownership interest, was acquired by a joint venture formed by affiliates of Plains All American Pipeline, L.P. and Noble Midstream Partners LP. We received cash proceeds at closing from the sale of our approximate 30% equity ownership interest in Advantage Pipeline of approximately $25.3 million and recorded a gain on the sale of the investment of $4.2 million. Approximately 10% of the gross sale proceeds are currently being held in escrow, subject to certain post-closing settlement terms and conditions. We expect to receive our approximately 30% pro rata portion of the net escrow proceeds, or approximately $2.5 million, by the end of 2017.

The Knight Warrior project, the East Texas Eaglebine/Woodbine crude oil pipeline project, was canceled during the second quarter of 2016 due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil.  Consequently, shipper commitments related to the project have been canceled. In connection with the cancellation of the shipper commitments, we evaluated the Knight Warrior project for impairment and recognized an impairment expense of $22.6 million in June 2016.

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

Our Revenues

Our revenues consist of (i) terminalling and storage revenues, (ii) gathering, transportation and producer field services revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. For the three and six months ended June 30, 2017, we recognized revenues of $13.5 million and $26.8 million, respectively, for services provided to Ergon. For the six months ended June 30, 2017, we recognized revenues of $0.3 million for services provided to Advantage Pipeline. The remainder of our services was provided to unrelated third parties.

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

We have leases and storage agreements for all of our 54 asphalt facilities.  We operate the asphalt facilities pursuant to the storage agreements, while our contract counterparties operate the asphalt facilities that are subject to the lease agreements.

As of July 27, 2017, we had approximately 6.0 million barrels of crude oil storage under service contracts with remaining terms ranging from one month to 53 months, including 1.9 million barrels of crude oil storage contracts that expire in 2017 and an additional 3.3 million barrels of crude oil contracts that expire in 2018. Storage contracts with Vitol represent 2.2 million barrels of crude oil storage capacity under contract. We are in negotiations to either extend contracts with existing customers or enter into new customer contracts for the storage capacity expiring in 2017; however, there is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as the expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

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

During the three months ended June 30, 2017, we transported approximately 23,000 barrels per day on our pipelines, which is a decrease of 41% compared to the three months ended June 30, 2016. During the six months ended June 30, 2017, we transported approximately 25,000 barrels per day on our pipelines, which is a decrease of 44% compared to the six months ended June 30, 2016. See Crude oil pipeline services segment within our results of operations discussion for additional detail. Vitol accounted for 61% and 15% of volumes transported in our pipelines in the three months ended June 30, 2017 and 2016, respectively. Vitol accounted for 56% and 24% of volumes transported in our pipelines in the six months ended June 30, 2017 and 2016, respectively.

For the three months ended June 30, 2017, we transported approximately 22,000 barrels per day on our crude oil transport trucks, a decrease of 21% as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, we transported approximately 22,000 barrels per day on our crude oil transport trucks, a decrease of 27% as compared to the six months ended June 30, 2016. Vitol accounted for approximately 55% and 29% of volumes transported by our crude oil transport trucks in the three months ended June 30, 2017 and 2016, respectively. Vitol accounted for approximately 50% and 30% of volumes transported by our crude oil transport trucks in the six months ended June 30, 2017 and 2016, respectively. The decrease in transported volumes is attributable to increased competition and lower crude oil production volume in the areas we serve.

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

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate our asphalt product storage terminals.  We recognize fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

Our Expenses

Operating expenses increased by 14% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This is primarily a result of the acquisition of the nine asphalt terminals from Ergon in October 2016. Decreases in general and administrative expenses for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 were primarily due to expenses incurred in 2016 related to the Ergon Transactions (as defined in Note 1 to our unaudited condensed consolidated financial statements). Our interest expense decreased by $1.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the decrease in interest expense in 2017.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of June 30, 2017.

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

On July 18, 2017, the Board approved a distribution of $0.17875 per preferred unit, or a total distribution of $6.3 million, for the quarter ending June 30, 2017.  We will pay this distribution on the preferred units on August 14, 2017, to unitholders of record as of August 4, 2017.

In addition, on July 18, 2017, the Board approved a cash distribution of $0.1450 per unit on our outstanding common units. The distribution will be paid on August 14, 2017, to unitholders of record on August 4, 2017. The distribution is for the three months ended June 30, 2017. The total distribution to be paid is approximately $5.9 million, with approximately $5.5 million and $0.3 million paid to our common unitholders and general partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our long-term incentive plan.

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

The table below summarizes our financial results for the three months ended June 30, 2016 and 2017, reconciled to the most directly comparable GAAP measure:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2016	2017	2016	2017	$	%	$	%
Operating margin, excluding depreciation and amortization:
Asphalt terminalling services operating margin	$11,549	$14,829	$22,725	$29,064	$3,280	28%	$6,339	28%
Crude oil terminalling and storage operating margin	5,137	4,734	10,296	9,848	(403)	(8)%	(448)	(4)%
Crude oil pipeline services operating margin	1,935	62	2,577	76	(1,873)	(97)%	(2,501)	(97)%
Crude oil trucking and producer field services operating margin	1,113	(188)	1,334	(190)	(1,301)	(117)%	(1,524)	(114)%
Total operating margin, excluding depreciation and amortization	19,734	19,437	36,932	38,798	(297)	(2)%	1,866	5%

Depreciation and amortization	(7,688)	(7,839)	(14,823)	(15,905)	(151)	(2)%	(1,082)	(7)%
General and administrative expense	(4,834)	(4,322)	(9,579)	(8,907)	512	11%	672	7%
Asset impairment expense	(22,574)	(17)	(22,845)	(45)	22,557	100%	22,800	100%
Gain (loss) on sale of assets	14	(754)	(19)	(879)	(768)	(5,486)%	(860)	(4,526)%
Operating income (loss)	(15,348)	6,505	(10,334)	13,062	21,853	142%	23,396	226%

Other income (expense):
Equity earnings in unconsolidated affiliate	157	—	781	61	(157)	(100)%	(720)	(92)%
Gain on sale of unconsolidated affiliate	—	4,172	—	4,172	4,172	N/A	4,172	N/A
Interest expense	(3,697)	(4,265)	(8,567)	(7,295)	(568)	(15)%	1,272	15%
Provision for income taxes	(48)	(41)	(90)	(87)	7	15%	3	3%
Net income (loss)	$(18,936)	$6,371	$(18,210)	$9,913	$25,307	134%	$28,123	154%

For the three and six months ended June 30, 2017, operating margin, excluding depreciation and amortization, increased in our asphalt terminalling segment primarily as a result of acquisitions of eleven asphalt terminals in 2016. These increases were offset by lower operating margins in our other segments. Crude oil terminalling and storage operating margin decreased slightly due to a decrease in market rates for short-term, monthly storage contracts. The decrease in crude oil pipeline services margin resulted from the suspended service on our Mid-Continent pipeline system due to a discovery of a pipeline exposure in April 2016 as well as the sale of our East Texas pipeline system in April 2017. Crude oil trucking and producer field services operating margin, excluding depreciation and amortization, decreased due to continued pressure on trucking and producer field service rates resulting from the decline in crude oil prices and a decrease in transported volumes.

A more detailed analysis of changes in operating margin by segment follows.

Analysis of Operating Segments

Asphalt terminalling services segment

Our asphalt terminalling services segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for asphalt product and residual fuel oil. Revenue is generated through short- and long-term contracts.

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2016	2017	2016	2017	$	%	$	%
Service revenue:
Third party revenue	$18,132	$13,259	$35,438	$26,482	$(4,873)	(27)%	$(8,956)	(25)%
Related party revenue	256	13,505	558	26,837	13,249	5,175%	26,279	4,709%
Total revenue	18,388	26,764	35,996	53,319	8,376	46%	17,323	48%
Operating expense (excluding depreciation and amortization)	6,839	11,935	13,271	24,255	(5,096)	(75)%	(10,984)	(83)%
Operating margin (excluding depreciation and amortization)	$11,549	$14,829	$22,725	$29,064	$3,280	28%	$6,339	28%

The following is a discussion of items impacting asphalt terminalling services segment operating margin for the periods indicated:

•
Overall revenues have increased for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016 primarily due to the acquisition of nine asphalt facilities from Ergon in October 2016 in addition to two asphalt terminals acquired in February 2016 from unrelated third parties. Also in October 2016, Ergon acquired our general partner, resulting in all revenues generated from services provided to Ergon after October 5, 2016 being classified as related party revenues when they were previously classified as third party.

•	Operating expenses also increased for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016 due to the acquisitions noted above.

Crude oil terminalling and storage services segment

Our crude oil terminalling and storage segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for crude oil. Revenue is generated through short- and long-term contracts.

The following table sets forth our operating results from our crude oil terminalling and storage segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2016	2017	2016	2017	$	%	$	%
Service revenue:
Third party revenue	$3,626	$5,726	$7,187	$11,851	$2,100	58%	$4,664	65%
Related party revenue	2,645	—	5,404	—	(2,645)	(100)%	(5,404)	(100)%
Total revenue	6,271	5,726	12,591	11,851	(545)	(9)%	(740)	(6)%
Operating expense (excluding depreciation and amortization)	1,134	992	2,295	2,003	142	13%	292	13%
Operating margin (excluding depreciation and amortization)	$5,137	$4,734	$10,296	$9,848	$(403)	(8)%	$(448)	(4)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	5,816	5,484	5,628	5,719	(332)	(6)%	91	2%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	72	50	90	47	(22)	(31)%	(43)	(48)%

The following is a discussion of items impacting crude oil terminalling and storage segment operating margin for the periods indicated:

•
Revenues have moved from related party to third party due to Ergon acquiring our general partner in October 2016, at which time Vitol ceased to be a related party. Total revenues for the three and six months ended June 30, 2017 have decreased due to a decrease in market rates for short-term, monthly storage contracts and throughput fees as lower volumes were transferred in and out of our facilities.

•
Operating expenses for the three and six months ended June 30, 2017, decreased as compared to the three and six months ended June 30, 2016, primarily as a result of decreases in maintenance and repair expense due to the timing of routine tank maintenance.

•
As of July 27, 2017, we had approximately 6.0 million barrels of crude oil storage under service contracts with remaining terms of up to 53 months, including 1.9 million barrels of crude oil storage contracts that expire in 2017 and an additional 3.3 million barrels of crude oil contracts that expire in 2018.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2016	2017	2016	2017	$	%	$	%
Service revenue:
Third party revenue	$2,702	$2,720	$4,954	$5,324	$18	1%	$370	7%
Related party revenue	985	—	3,305	310	(985)	(100)%	(2,995)	(91)%
Product sales revenue:
Third party revenue	6,709	2,227	10,454	5,877	(4,482)	(67)%	(4,577)	(44)%
Total revenue	10,396	4,947	18,713	11,511	(5,449)	(52)%	(7,202)	(38)%
Operating expense (excluding depreciation and amortization)	3,711	3,142	7,939	6,383	569	15%	1,556	20%
Operating expense (intersegment)	235	74	495	244	161	69%	251	51%
Cost of product sales	4,089	1,669	7,276	4,808	2,420	59%	2,468	34%
Cost of product sales (intersegment)	426	—	426	—	426	100%	426	100%
Operating margin (excluding depreciation and amortization)	$1,935	$62	$2,577	$76	$(1,873)	(97)%	$(2,501)	(97)%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	28	23	34	23	(5)	(18)%	(11)	(32)%
East Texas	11	—	11	2	(11)	(100)%	(9)	(82)%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•	Revenues have moved from related party to third party due to Ergon’s acquisition of our general partner in October 2016, at which time Vitol ceased to be a related party.

•
Included in product sales revenue for the three and six months ended June 30, 2016 is $1.6 million in sales of crude oil arising from accumulated product-loss allowances (“PLA”). There were no such PLA sales in the three and six months ended June 30, 2017.

•	On April 18, 2017, we sold the East Texas pipeline system. We received cash proceeds at closing of approximately $4.8 million and recorded a gain of less than $0.1 million.

•
For the three and six months ended June 30, 2017, revenues were negatively impacted by the suspended service on our Mid-Continent pipeline system due to pipeline exposure caused by heavy rains and the erosion of a riverbed in southern Oklahoma discovered in late April 2016. There was no damage to the pipe and no loss of product. In the second quarter of 2016, we took action to mitigate the service suspension and worked with customers to divert volumes, and, in certain circumstances, transported volumes to a third-party pipeline system via truck. In addition, the term of the throughput and deficiency agreement on our Eagle North system expired on June 30, 2016, and in July of 2016 we completed a connection of the southeastern most portion of our Mid-Continent pipeline system to our Eagle North system and concurrently reversed the Eagle North system. This enabled us to recapture diverted volumes and deliver those barrels to Cushing, Oklahoma. We are currently operating one Oklahoma mainline system, which is a combination of both the Mid-Continent and Eagle North systems instead of two separate systems providing us with a current capacity of approximately 20,000 to 25,000 Bpd. We are working to restore service of the second Oklahoma pipeline system and expect to put the line back in condensate service with a capacity of 20,000 Bpd at the end of 2017. The ability to fully utilize the capacity of these systems may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve.

•
For the three and six months ended June 30, 2017, operating expenses have decreased as a result of decreases in maintenance and repair and compensation expenses primarily due to decreased volumes transported on the Mid-Continent and East Texas pipeline systems. These decreases were partially offset by a leak remediation expense of approximately $0.1 million on the East Texas pipeline system during the three and six months ended June 30, 2017.

Crude oil trucking and producer field services segment

Our crude oil trucking and producer field services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking and producer field services segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2016	2017	2016	2017	$	%	$	%
Service revenue:
Third party revenue	$6,394	$6,440	$13,531	$13,151	$46	1%	$(380)	(3)%
Related party revenue	1,976	—	3,604	—	(1,976)	(100)%	(3,604)	(100)%
Intersegment revenue	235	74	495	244	(161)	(69)%	(251)	(51)%
Product sales revenue:
Third party revenue	—	—	—	385	—	—%	385	N/A
Intersegment revenue	426	—	426	—	(426)	(100)%	(426)	(100)%
Total revenue	9,031	6,514	18,056	13,780	(2,517)	(28)%	(4,276)	(24)%
Operating expense (excluding depreciation and amortization)	7,918	6,702	16,722	13,970	1,216	15%	2,752	16%
Operating margin (excluding depreciation and amortization)	$1,113	$(188)	$1,334	$(190)	$(1,301)	(117)%	$(1,524)	(114)%

Average volume (in thousands of barrels per day)	28	22	30	22	(6)	(21)%	(8)	(27)%

The following is a discussion of items impacting crude oil trucking and producer field services segment operating margin for the periods indicated:

•
Service revenues and operating expenses have decreased as a result of the continued low crude oil price environment and increased competition in the areas we serve. We continue to experience downward rate pressure in our trucking and producer field services business as producers and marketers attempt to renegotiate service rates to preserve their operating margins in the current market.

•	Revenues have moved from related party to third party due to Ergon’s acquisition of our general partner in October 2016, at which time Vitol ceased to be a related party.

•
Product sales revenues for the six months ended June 30, 2017 are the result of a crude oil sale in our field services business to a third party. Product sales revenues for the three and six months ended June 30, 2016 are the result of a crude oil sale in our field services business to our crude oil pipeline services segment.

•	Included in operating expense for the three and six months ended June 30, 2017 is approximately $0.1 million related to environmental remediation for a crude oil trucking station that we dismantled.

Other Income and Expenses

Depreciation and amortization expense. Depreciation and amortization increased by $0.1 million to $7.8 million for the three months ended June 30, 2017, compared to $7.7 million for the three months ended June 30, 2016. Depreciation and amortization increased by $1.1 million to $15.9 million for the six months ended June 30, 2017, compared to $14.8 million for the six months ended June 30, 2016. These increases are primarily the result of asphalt terminal acquisitions made during the past two years offset by sales of assets, including the sale of the East Texas pipeline system.

General and administrative expenses.  General and administrative expenses decreased to $4.3 million for the three months ended June 30, 2017, compared to $4.8 million for the three months ended June 30, 2016. General and administrative expenses decreased to $8.9 million for the six months ended June 30, 2017, compared to $9.6 million for the six months ended June 30, 2016. These decreases were primarily due to $0.5 million of expenses incurred in both the three and six months ended June 30, 2016, related to the Ergon Transactions.

Asset impairment expense. Asset impairment expense was less than $0.1 million and $22.6 million for the three months ended June 30, 2017 and 2016, respectively. Asset impairment expense was $0.1 million and $22.8 million for the six months ended June 30, 2017 and 2016, respectively. During the second quarter of 2016, we recorded fixed asset impairment expense of $22.6 million due to an impairment recognized on the Knight Warrior project. The Knight Warrior project was canceled due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil. Consequently, shipper commitments related to the project were canceled. In connection with the cancellation of the shipper commitments, we evaluated the Knight Warrior project for impairment and recognized an impairment expense of $22.6 million during the second quarter of 2016.

Gain (loss) on sale of assets. We recognized a loss on the sale of assets of $0.8 million for the three months ended June 30, 2017, compared to a gain on the sale of assets of less than $0.1 million for the three months ended June 30, 2016. Loss on sale of assets was $0.9 million and less than $0.1 million for the six months ended June 30, 2017 and 2016, respectively. Losses for the three and six months ended June 30, 2017, include $0.4 million related to the disposal of an asphalt tank floor that had to be prematurely replaced due to corrosion. Additional losses for the period relate to the sale of assets no longer utilized, including land purchased for the canceled Knight Warrior project. Gains and losses in 2016 were primarily comprised of sales of surplus, used property and equipment.

In addition, on April 18, 2017, we sold the East Texas pipeline. We received cash proceeds at closing of approximately $4.8 million and recorded a gain of less than $0.1 million.

Equity earnings in unconsolidated affiliate/Gain on sale of unconsolidated affiliate. The equity earnings are attributed to our investment in Advantage Pipeline. On April 3, 2017, we sold our investment in Advantage Pipeline and received cash proceeds at closing from the sale of approximately $25.3 million. Approximately 10% of the gross sale proceeds are currently being held in escrow, subject to certain post-closing settlement terms and conditions. We expect to receive our approximately 30% pro rata portion, or approximately $2.5 million, of the net escrow proceeds, which are scheduled to be paid out by the end of 2017.

Interest expense. Interest expense represents interest on borrowings under our credit facility as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps.

Total interest expense for the three months ended June 30, 2017 decreased by $0.6 million compared to the three months ended June 30, 2016. During the three months ended June 30, 2017, we recorded unrealized gains of $0.2 million due to the change in fair value of interest rate swaps compared to unrealized losses of $0.3 million during the three months ended June 30, 2016. This decrease in interest expense was offset by increased interest on our credit facility of $0.6 million due to increases in our average debt outstanding and the weighted average interest rate under our credit agreement. Also included in interest expense is the amortization of debt issuance costs of $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and an additional $0.7 million related to debt issuance costs that was written off due to the credit facility refinancing in May 2017. Monthly interest payments on the interest rate swaps totaled $0.4 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively.

Total interest expense for the six months ended June 30, 2017 decreased by $1.3 million compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, we recorded unrealized gains of $1.0 million due to the change in fair value of interest rate swaps compared to unrealized losses of $2.2 million during the six months ended June 30, 2016. This decrease in interest expense was offset by increased interest on our credit facility of $1.5 million due to increases in our average debt outstanding and the weighted average interest rate under our credit agreement. Also included in interest expense is the amortization of debt issuance costs of $0.6 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, and an additional $0.7 million related to debt issuance costs that was written off due to the credit facility refinancing in May 2017. Monthly interest payments on the interest rate swaps totaled $0.8 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the six months ended June 30, 2016 and 2017:

	Six Months ended June 30,
	2016	2017
	(in millions)
Net cash provided by operating activities	$19.0	$26.6
Net cash provided by (used in) investing activities	$(29.3)	$23.5
Net cash provided by (used in) financing activities	$10.4	$(50.1)

Operating Activities.  Net cash provided by operating activities increased to $26.6 million for the six months ended June 30, 2017, as compared to $19.0 million for the six months ended June 30, 2016 due to increased net income as discussed in additional detail in our “Results of Operations” above.

Investing Activities.  Net cash provided by investing activities was $23.5 million for the six months ended June 30, 2017, as compared to $29.3 million of net cash used in investing activities for the six months ended June 30, 2016.  We received proceeds of $25.3 million from our sale of Advantage Pipeline during the six months ended June 30, 2017. We acquired two asphalt terminalling facilities for $19.0 million during the six months ended June 30, 2016. Capital expenditures for the six months ended June 30, 2017 and 2016 included gross maintenance capital expenditures of $5.0 million and $7.3 million, respectively, and expansion capital expenditures of $5.3 million and $4.3 million, respectively.

Financing Activities.  Net cash used in financing activities was $50.1 million for the six months ended June 30, 2017, as compared to net cash provided by financing activities of $10.4 million for the six months ended June 30, 2016.  Cash used in financing activities for the six months ended June 30, 2017 consisted primarily of $24.6 million in distributions to our unitholders, as well as net payments on long-term debt of $20.4 million. Net cash provided by financing activities for the six months ended June 30, 2016 consisted primarily of net borrowings on long-term debt of $34.0 million, partially offset by $21.3 million in distributions to our unitholders.

Our Liquidity and Capital Resources

Cash flows from operations and our credit facility are our primary sources of liquidity. At June 30, 2017, we had a working capital deficit of $1.5 million. This is primarily a function of our approach to cash management.

At June 30, 2017, we had approximately $144.9 million of availability under our credit facility, and we could borrow up to $384.2 million, or an additional $79.1 million, and still remain within our covenant restrictions. As of July 27, 2017, we have cash on hand of approximately $4.0 million and aggregate unused commitments under our revolving credit facility of approximately $147.9 million. Any incremental borrowings under our credit facility will be subject to covenant limitations.  The credit agreement is scheduled to mature on May 11, 2022.

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

Expansion capital expenditures for organic growth projects, net of reimbursable expenditures of $0.1 million, totaled $5.2 million in the six months ended June 30, 2017, compared to $4.0 million in the six months ended June 30, 2016.  We currently expect our expansion capital expenditures for organic growth projects to be approximately $8.0 million to $10.0 million for all of 2017.  Maintenance capital expenditures totaled $4.5 million, net of reimbursable expenditures of $0.5 million, in the six months ended June 30, 2017, compared to $5.5 million in the six months ended June 30, 2016.  We currently expect maintenance capital expenditures to be approximately $9.5 million to $10.5 million, net of reimbursable expenditures, for all of 2017.

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

As of July 27, 2017, we had $300.6 million outstanding under our credit facility that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1.0%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. As of June 30, 2017 and December 31, 2016, the Partnership had three interest rate swaps with notional amounts totaling $200.0 million to hedge the variability of its LIBOR-based interest payments. Under the terms of the settlement agreements, we pay fixed rates of 1.48%, 2.00% and 1.97% on notional amounts of $100.0 million, $60.0 million and $40.0 million, respectively. On all of the agreements, we receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at June 30, 2017 is a liability of $1.0 million and is recorded in long-term interest rate swap liabilities on the unaudited condensed consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

During the six months ended June 30, 2017, the weighted average interest rate under our credit agreement was 4.27%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of June 30, 2017, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased or decreased annual interest expense of approximately $1.0 million.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures, as of June 30, 2017, were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its general partner

Date:	August 2, 2017	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	August 2, 2017	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
3.1
Amended and Restated Certificate of Limited Partnership of the Partnership, dated November 19, 2009 but effective as of December 1, 2009 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 25, 2009 (Commission File No. 001-33503), and incorporated herein by reference).

3.2
Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated September 14, 2011 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed September 14, 2011 (Commission File No. 001-33503), and incorporated herein by reference).

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

4.1
Registration Rights Agreement, dated October 5, 2016 by and among Blueknight Energy Partners, L.P., Ergon Asphalt & Emulsions, Inc., Ergon Terminaling, Inc. and Ergon Asphalt Holdings, LLC (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed October 5, 2016 (Commission File No. 001-33503), and incorporated herein by reference).

10.1
Amended and Restated Credit Agreement, dated as of May 11, 2017, by and among Blueknight Energy Partners, L.P. WElls Fargo Bank, National Association, as Administrative Agent, and the several lenders from time to time party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 12, 2017 (Commission File No. 001-33503), and incorporated herein by reference).

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

101#
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2017; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2017; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital for the six months ended June 30, 2017; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2017; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________
#     Furnished herewith