Form 10-Q
period 2018-06-30
Blueknight Energy Partners, L.P.
filed 2018-08-02
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 26, 2018, there were 35,125,202 Series A Preferred Units and 40,387,006 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2017	June 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,469	$1,193
Accounts receivable, net of allowance for doubtful accounts of $28 and $29 at December 31, 2017 and June 30, 2018, respectively	7,589	31,268
Receivables from related parties, net of allowance for doubtful accounts of $0 at both dates	3,070	1,219
Prepaid insurance	2,009	2,093
Other current assets	8,438	12,716
Total current assets	23,575	48,489
Property, plant and equipment, net of accumulated depreciation of $316,591 and $269,978 at December 31, 2017 and June 30, 2018, respectively	296,069	295,711
Assets held for sale, net of accumulated depreciation of $55,583 at June 30, 2018	—	16,857
Goodwill	3,870	6,728
Debt issuance costs, net	4,442	3,802
Intangibles and other assets, net	12,913	18,919
Total assets	$340,869	$390,506
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$4,439	$5,244
Accounts payable to related parties	2,268	12,878
Accrued interest payable	694	644
Accrued property taxes payable	2,432	3,365
Unearned revenue	2,393	2,039
Unearned revenue with related parties	551	4,384
Accrued payroll	6,119	3,671
Other current liabilities	4,747	17,379
Total current liabilities	23,643	49,604
Long-term unearned revenue with related parties	1,052	960
Other long-term liabilities	3,673	3,715
Long-term interest rate swap liabilities	225	—
Long-term debt	307,592	349,592
Commitments and contingencies (Note 15)
Partners’ capital:
Common unitholders (40,158,342 and 40,326,571 units issued and outstanding at December 31, 2017 and June 30, 2018, respectively)	454,358	436,416
Preferred Units (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(703,597)	(703,704)
Total partners’ capital	4,684	(13,365)
Total liabilities and partners’ capital	$340,869	$390,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2018	2017	2018
	(unaudited)
Service revenue:
Third-party revenue	$28,145	$14,103	$56,808	$31,421
Related-party revenue	13,505	6,063	27,147	12,384
Lease revenue:
Third-party revenue	—	10,237	—	20,041
Related-party revenue	—	7,475	—	15,178
Product sales revenue:
Third-party revenue	2,227	45,615	6,262	49,129
Total revenue	43,877	83,493	90,217	128,153
Costs and expenses:
Operating expense	30,610	28,988	62,516	60,123
Third-party cost of product sales	1,669	20,041	4,808	22,678
Related-party cost of product sales	—	23,747	—	23,747
General and administrative expense	4,322	4,486	8,907	8,707
Asset impairment expense	17	—	45	616
Total costs and expenses	36,618	77,262	76,276	115,871
Gain (loss) on sale of assets	(754)	599	(879)	363
Operating income	6,505	6,830	13,062	12,645
Other income (expenses):
Equity earnings in unconsolidated affiliate	—	—	61	—
Gain on sale of unconsolidated affiliate	4,172	—	4,172	2,225
Interest expense (net of capitalized interest of $3, $43, $5 and $72, respectively)	(4,265)	(5,024)	(7,295)	(8,593)
Income before income taxes	6,412	1,806	10,000	6,277
Provision for income taxes	41	21	87	50
Net income	$6,371	$1,785	$9,913	$6,227

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$256	$28	$465	$259
Preferred interest in net income	$6,279	$6,279	$12,558	$12,557
Net loss available to limited partners	$(164)	$(4,522)	$(3,110)	$(6,589)

Basic and diluted net loss per common unit	$—	$(0.11)	$(0.08)	$(0.16)

Weighted average common units outstanding - basic and diluted	38,155	40,324	38,151	40,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2017	$454,358	$253,923	$(703,597)	$4,684
Net income (loss)	(6,745)	12,557	415	6,227
Equity-based incentive compensation	669	—	18	687
Distributions	(11,958)	(12,557)	(723)	(25,238)
Capital contributions	—	—	183	183
Proceeds from sale of 21,246 common units pursuant to the Employee Unit Purchase Plan	92	—	—	92
Balance, June 30, 2018	$436,416	$253,923	$(703,704)	$(13,365)

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months ended June 30,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income	$9,913	$6,227
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	(12)	1
Depreciation and amortization	15,905	14,779
Amortization and write-off of debt issuance costs	1,307	949
Unrealized gain related to interest rate swaps	(975)	(314)
Intangible asset impairment charge	—	189
Fixed asset impairment charge	45	427
Loss (gain) on sale of assets	879	(363)
Gain on sale of unconsolidated affiliate	(4,172)	(2,225)
Equity-based incentive compensation	524	687
Equity earnings in unconsolidated affiliate	(61)	—
Changes in assets and liabilities:
Increase in accounts receivable	(1,785)	(23,680)
Decrease in receivables from related parties	326	1,851
Decrease in prepaid insurance	1,194	1,494
Decrease (increase) in other current assets	148	(2,920)
Decrease in other non-current assets	111	90
Increase (decrease) in accounts payable	183	(502)
Increase in payables to related parties	156	10,504
Increase (decrease) in accrued interest payable	316	(50)
Increase in accrued property taxes	232	933
Increase (decrease) in unearned revenue	1,352	(346)
Increase in unearned revenue from related parties	3,953	3,679
Decrease in accrued payroll	(2,017)	(2,448)
Increase (decrease) in other accrued liabilities	(961)	12,113
Net cash provided by operating activities	26,561	21,075
Cash flows from investing activities:
Acquisitions	—	(21,959)
Capital expenditures	(10,331)	(22,125)
Proceeds from sale of assets	8,474	3,893
Proceeds from sale of unconsolidated affiliate	25,324	2,225
Net cash provided by (used in) investing activities	23,467	(37,966)
Cash flows from financing activities:
Payment on insurance premium financing agreement	(1,271)	(1,113)
Debt issuance costs	(4,017)	(309)
Borrowings under credit agreement	335,592	113,000
Payments under credit agreement	(356,000)	(71,000)
Proceeds from equity issuance	84	92
Capital contributions	104	183
Distributions	(24,550)	(25,238)
Net cash provided by (used in) financing activities	(50,058)	15,615
Net decrease in cash and cash equivalents	(30)	(1,276)
Cash and cash equivalents at beginning of period	3,304	2,469
Cash and cash equivalents at end of period	$3,274	$1,193

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$1,545	$294
Increase in accrued liabilities related to insurance premium financing agreement	$2,281	$1,578
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. and subsidiaries (collectively, the “Partnership”) is a publicly traded master limited partnership with operations in 27 states. The Partnership provides integrated terminalling, gathering, transportation and marketing services for companies engaged in the production, distribution and marketing of crude oil and asphalt products. The Partnership manages its operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services and (iv) crude oil trucking services. On April 24, 2018, the Partnership sold the producer field services business. As a result of the sale of the producer field services business, the Partnership changed the name of the crude oil trucking and producer field services operating segment to crude oil trucking services during the second quarter of 2018. See Note 6 for additional information. The Partnership’s common units and preferred units, which represent limited partnership interests in the Partnership, are listed on the NASDAQ Global Market under the symbols “BKEP” and “BKEPP,” respectively. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2018, the condensed consolidated statement of changes in partners’ capital (deficit) for the six months ended June 30, 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2018, are unaudited.  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2017 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2018 (the “2017 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2017 Form 10-K.

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

The majority of the Partnership’s service revenue continues to be recognized as services are performed. Under the new revenue standard, the timing of revenue recognition on variable throughput fees will change, within a single reporting year, compared to the previous recognition.  The effect will be straight-line recognition of unconstrained estimated annual throughput volumes over each contract year.  See further discussion on variable throughput fees below. In addition, as a result of the adoption of the new revenue standard, revenue from leases is required to be presented separately from revenue from customers. As the Partnership applied the modified retrospective method, prior periods have not been reclassified.

Upon adoption of the new revenue standard, there was no cumulative adjustment to the balance sheet at January 1, 2018. Adoption of the new revenue standard resulted in recognition of an additional $0.2 million and $0.3 million of “Service revenue - Third-party revenue” in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively, and additional “Accounts receivable” of $0.3 million on the unaudited condensed consolidated balance sheet as of June 30, 2018, over what would have been recorded under ASC 605. While some revenue under storage, throughput and handling contracts in the asphalt terminalling segment will shift between quarters within a fiscal year, the impact of adoption of the new revenue standard is not expected to be material to net income on an ongoing basis because the analysis of contracts under the new revenue standard supports the recognition of revenue as services are performed, which is consistent with the previous revenue recognition model.

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

Asphalt storage, throughput and handling contracts also contain variable consideration in the form of reimbursements of utility, fuel and power expenses and throughput fees. Utility, fuel and power reimbursements are allocated entirely to the service component of the contracts. Utility, fuel and power reimbursements relate directly to the distinct monthly service that makes up the overall performance obligation and revenue is recognized in the period in which the service takes place. Variable consideration related to reimbursements of utility, fuel and power expenses is billed in the month subsequent to the period of service, and payment is due within 30 days of billing. Throughput fees are allocated to both the lease and service component of the contracts using the allocation percentages from contract inception. Total throughput fees are estimated at contract inception and updated at the beginning of each reporting period based on historical trends, current year throughput activities at the facilities, and analysis with customers regarding expectations for the current year. This consideration can be constrained when there is a lack of historical data or other uncertainties exist regarding expected throughput volumes. The service component of throughput fees is recognized on a straight-line basis over time as the customer receives and consumes benefits. In accordance with ASC 840, the lease component of variable throughput fees is recognized in the period when the changes in facts and circumstances on which the variable payment is based occur. Fees related to actual throughput are billed in the month subsequent to the period of movement, which can result in the recognition of un-billed accounts receivable (contract assets) when there is a variance in the straight-line revenue recognition and actual throughput fees billed. Payment on variable throughput consideration is due within 30 days of billing. Changes in estimated throughput fees affect the total transaction price and will be recorded as an adjustment to revenue in the period in which the change is identified. The Partnership recorded a $0.1 million adjustment related to changes in estimated throughput fees for both the three and six months ended June 30, 2018.

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

As of June 30, 2018, the Partnership has performance obligations satisfied over time under asphalt storage, throughput and handling contracts that are wholly or partially unsatisfied. The revenue related to these performance obligations will be recognized as follows (in thousands):

Revenue Related to Future Performance Obligations Due by Period(1)
Less than 1 year	$35,257
1-3 years	64,767
4-5 years	46,024
More than 5 years	13,591
Total revenue related to future performance obligations	$159,639
____________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of June 30, 2018.

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

Under crude oil pipeline services monthly transportation contracts, customers submit nominations for transportation monthly and a contract is created upon the Partnership’s acceptance of the nomination under its published tariffs. Crude oil pipeline services contracts have a single performance obligation to perform the transportation service. The transportation service is provided to the customer in the same month in which the customer makes the related nomination. Revenue is recorded in the month of service and invoiced in the following month. Payment is due within 30 days. The Partnership has elected to use the right-to-invoice expedient on crude oil pipeline services contracts as the right to consideration corresponds directly with the value to the customer of performance completed to date.

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

Services in the crude oil trucking segment are provided under master service agreements with customers that include rate sheets. Contracts are initiated when a customer requests service and both parties are committed upon the Partnership’s acceptance of the customer’s request. Crude oil trucking contracts have a single performance obligation to perform the service, which is completed in a day. Revenue is recorded in the month of service and invoiced in the following month. Payment is due within 30 days. The Partnership has elected to use the right-to-invoice expedient on crude oil trucking revenues as the right to consideration corresponds directly with the value to the customer of performance completed to date.

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers for each operating segment by revenue type is presented as follows (in thousands):

	Three Months ended June 30, 2018
	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
Third-party revenue:
Fixed storage, throughput and other revenue	$4,622	$2,767	$—	$—	$7,389
Variable throughput revenue	242	143	—	—	385
Variable reimbursement revenue	1,775	—	—	—	1,775
Crude oil transportation revenue	—	—	1,045	3,509	4,554
Crude oil product sales revenue	—	—	45,612	3	45,615
Related-party revenue:
Fixed storage, throughput and other revenue	4,632	—	48	—	4,680
Variable reimbursement revenue	1,349	—	34	—	1,383
Total revenue from contracts with customers	$12,620	$2,910	$46,739	$3,512	$65,781

	Six Months ended June 30, 2018
	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
Third-party revenue:
Fixed storage, throughput and other revenue	$8,171	$6,849	$—	$—	$15,020
Variable throughput revenue	359	647	—	—	1,006
Variable reimbursement revenue	3,241	—	—	—	3,241
Crude oil transportation revenue	—	—	3,105	9,049	12,154
Crude oil product sales revenue	—	—	49,120	9	49,129
Related-party revenue:
Fixed storage, throughput and other revenue	9,263	—	48	—	9,311
Variable reimbursement revenue	3,039	—	34	—	3,073
Total revenue from contracts with customers	$24,073	$7,496	$52,307	$9,058	$92,934

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

Billed accounts receivable from contracts with customers were $8.5 million and $27.9 million at December 31, 2017, and June 30, 2018, respectively.

Un-billed accounts receivable from contracts with customers were $0.3 million at June 30, 2018. There were no un-billed accounts receivable at December 31, 2017.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.7 million and $4.6 million at December 31, 2017, and June 30, 2018, respectively. The change in the unearned revenue balance for the six months ended June 30, 2018, is driven by $2.5 million in cash payments received in advance of satisfying performance obligations, partially offset by $1.6 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Practical Expedients and Exemptions

The Partnership does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Partnership has the right to invoice for services performed. The Partnership is using the right-to-invoice practical expedient on all contracts with customers in its crude oil terminalling services, crude oil pipeline services and crude oil trucking services segments.

4.     RESTRUCTURING CHARGES

During the fourth quarter of 2015, the Partnership recognized certain restructuring charges in its crude oil trucking services segment pursuant to an approved plan to exit the trucking market in West Texas. The restructuring charges included an accrual related to leased vehicles that were idled as part of the restructuring plan. This accrual was being amortized over the remaining lease term of the vehicles. In June 2018, the Partnership purchased the vehicles off lease and resold them to a third party, paying off the remaining liability.

Changes in the accrued amounts pertaining to the restructuring charges are summarized as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2017	2018	2017	2018
Beginning balance	$428	$237	$474	$286
Cash payments	46	237	92	286
Ending balance	$382	$—	$382	$—

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

Summarized financial information for Advantage Pipeline is set forth in the tables below for the period indicated in which the Partnership held the investment in Advantage Pipeline (in thousands):

Period ended April 3, 2017
Income Statement
Operating revenues	$3,150
Operating expenses	$465
Net income	$187

6.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2017	June 30, 2018

		(dollars in thousands)
Land	N/A	$24,776	$25,067
Land improvements	10-20	6,787	5,815
Pipelines and facilities	5-30	166,004	167,624
Storage and terminal facilities	10-35	370,056	319,344
Transportation equipment	3-10	3,293	1,056
Office property and equipment and other	3-20	32,011	26,958
Pipeline linefill and tank bottoms	N/A	3,233	11,694
Construction-in-progress	N/A	6,500	8,131
Property, plant and equipment, gross		612,660	565,689
Accumulated depreciation		(316,591)	(269,978)
Property, plant and equipment, net		$296,069	$295,711

Depreciation expense for the three months ended June 30, 2017 and 2018, was $7.5 million and $6.7 million, respectively. Depreciation expense for the six months ended June 30, 2017 and 2018, was $15.3 million and $13.7 million, respectively.

In April 2018, the Partnership sold its producer field services business. The Partnership received cash proceeds at closing of approximately $3.0 million and recorded a gain of $0.4 million. The sale of the producer field services business does not qualify as discontinued operations as it does not represent a strategic shift that will have a major effect on the Partnership’s operations or financial results.

In March 2018, the Partnership acquired an asphalt terminalling facility in Oklahoma from a third party for approximately $22.0 million, consisting of property, plant and equipment of $11.5 million, intangible assets of $7.6 million and goodwill of $2.9 million.

On December 1, 2017, the Partnership issued 1.9 million common units to Ergon in a private placement valued at $10.2 million in exchange for an asphalt terminalling facility in Bainbridge, Georgia.

In April 2017, the Partnership sold its East Texas pipeline system. The Partnership received cash proceeds at closing of approximately $4.8 million and recorded a gain of less than $0.1 million. The Partnership used the proceeds received at closing to prepay revolving debt (without a commitment reduction).

7.    DEBT

On May 11, 2017, the Partnership entered into an amended and restated credit agreement. On June 28, 2018, the credit agreement was amended to, among other things, reduce the revolving loan facility from $450.0 million to $400.0 million and amend the maximum permitted consolidated total leverage ratio as discussed below.

As of July 26, 2018, approximately $263.6 million of revolver borrowings and $3.4 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $133.0 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement. The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

Prior to the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 4.75 to 1.00; provided that:

•
the maximum permitted consolidated total leverage ratio will be 5.50 to 1.00 for the fiscal quarters ending June 30, 2018, through December 31, 2018; 5.25 to 1.00 for the fiscal quarters ending March 31, 2019, and June 30, 2019; 5.00 to 1.00 for the fiscal quarters ending September 30, 2019, and December 31, 2019; and 4.75 to 1.00 for the fiscal quarter ending March 31, 2020, and each fiscal quarter thereafter; and

•
based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more), the maximum permitted consolidated total leverage ratio may be increased to 5.25 to 1.00 for the fiscal quarter ending March 31, 2020, and for certain fiscal quarters thereafter.

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

At June 30, 2018, the Partnership’s consolidated total leverage ratio was 4.65 to 1.00 and the consolidated interest coverage ratio was 3.78 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of June 30, 2018.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as no default or event of default exists under the credit agreement on a pro forma basis after giving effect to such distribution, provided, however, commencing with the fiscal quarter ending September 30, 2018, in no event shall aggregate quarterly distributions in any individual fiscal quarter exceed $10.7 million through, and including, the fiscal quarter ending December 31, 2019. The Partnership is currently allowed to make distributions to its unitholders in accordance with this covenant; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Board of Directors (the “Board”) of Blueknight Energy Partners G.P., L.L.C (the “general partner”) in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business.  See Note 9 for additional information regarding distributions.

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

Upon the execution of the amended and restated credit agreement in May 2017, the Partnership expensed $0.7 million of debt issuance costs related to the prior revolving loan facility, leaving a remaining balance of $0.9 million ascribed to those lenders with commitments under both the prior and the amended and restated credit agreement. Additionally, due to the reduction in available borrowing capacity, the Partnership expensed $0.4 million of debt issuance costs upon the execution of the first amendment to its credit agreement in June 2018. The Partnership capitalized $4.0 million of debt issuance costs during each of the three and six months ended June 30, 2017, and capitalized $0.3 million of debt issuance costs during each of the three and six months ended June 30, 2018. Debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for each of the three months ended June 30, 2017 and 2018, was $0.3 million. Interest expense related to debt issuance cost amortization for the six months ended June 30, 2017 and 2018, was $0.6 million and $0.5 million, respectively.

During the three months ended June 30, 2017 and 2018, the weighted average interest rate under the Partnership’s credit agreement, excluding the $0.7 million and $0.4 million, respectively, of debt issuance costs that were expensed as described above, was 4.44% and 5.39%, respectively, resulting in interest expense of approximately $3.4 million and $4.7 million, respectively. During the six months ended June 30, 2017 and 2018, the weighted average interest rate under the Partnership’s credit agreement, excluding the $0.7 million and $0.4 million, respectively, of debt issuance costs that were expensed as described above, was 4.27% and 5.18%, respectively, resulting in interest expense of approximately $6.7 million and $8.6 million, respectively.

During each of the three months ended June 30, 2017 and 2018, the Partnership capitalized interest of less than $0.1 million. During the six months ended June 30, 2017 and 2018, the Partnership capitalized interest of less than $0.1 million and $0.1 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit agreement. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. As of December 31, 2017, and June 30, 2018, the Partnership had interest rate swap agreements with notional amounts totaling $200.0 million and $100.0 million, respectively, to hedge the variability of its LIBOR-based interest payments. An interest rate swap agreement with a notional amount of $100.0 million expired on June 28, 2018. Interest rate swap agreements with notional amounts totaling $100.0 million will mature on January 28, 2019. During the three months ended June 30, 2017 and 2018, the Partnership recorded swap interest expense of $0.4 million and $0.1 million, respectively. During the six months ended June 30, 2017 and 2018, the Partnership recorded swap interest expense of $0.8 million and less than $0.1 million, respectively. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging.

The following provides information regarding the Partnership’s assets and liabilities related to its interest rate swap agreements as of the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Derivatives
		December 31, 2017	June 30, 2018
Interest rate swap assets - current	Other current assets	$68	$157
Interest rate swap liabilities - noncurrent	Long-term interest rate swap liabilities	$225	$—

Changes in the fair value of the interest rate swaps are reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Net Income on Derivatives	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Three Months ended June 30,		Six Months ended June 30,
		2017	2018	2017	2018
Interest rate swaps	Interest expense, net of capitalized interest	$223	$(40)	$975	$314

8.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended June 30,		Six Months ended June 30,
	2017	2018	2017	2018
Net income	$6,371	$1,785	$9,913	$6,227
General partner interest in net income	256	28	465	259
Preferred interest in net income	6,279	6,279	12,558	12,557
Net loss available to limited partners	$(164)	$(4,522)	$(3,110)	$(6,589)

Basic and diluted weighted average number of units:
Common units	38,155	40,324	38,151	40,306
Restricted and phantom units	923	1,133	806	983
Total units	39,078	41,457	38,957	41,289

Basic and diluted net loss per common unit	$—	$(0.11)	$(0.08)	$(0.16)

9.    PARTNERS’ CAPITAL AND DISTRIBUTIONS

On December 1, 2017, the Partnership issued 1.9 million common units to Ergon in a private placement valued at $10.2 million in exchange for an asphalt terminalling facility in Bainbridge, Georgia.

On July 19, 2018, the Board approved a distribution of $0.17875 per outstanding Preferred Unit for the three months ended June 30, 2018. The Partnership will pay this distribution on August 14, 2018, to unitholders of record as of August 3, 2018. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, on July 19, 2018, the Board approved a cash distribution of $0.08 per outstanding common unit for the three months ended June 30, 2018. The Partnership will pay this distribution on August 14, 2018, to unitholders of record on August 3, 2018. The total distribution will be approximately $3.4 million, with approximately $3.2 million and $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

10.    RELATED-PARTY TRANSACTIONS

Transactions with Ergon

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. For both the three months ended June 30, 2017 and 2018, the Partnership recognized related-party revenues of $13.5 million for services provided to Ergon. For the six months ended June 30, 2017 and 2018, the Partnership recognized related-party revenues of $26.8 million and $27.5 million, respectively, for services provided to Ergon. As of December 31, 2017, and June 30, 2018, the Partnership had receivables from Ergon of $3.1 million and $1.2 million, respectively, net of allowance for doubtful accounts. As of December 31, 2017, and June 30, 2018, the Partnership had unearned revenues from Ergon of $1.6 million and $5.3 million, respectively.

Effective April 1, 2018, the Partnership entered into an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the three and six months ended June 30, 2018, the Partnership made purchases of crude oil under this agreement totaling $30.5 million. As of June 30, 2018, the Partnership has payables to Ergon related to this agreement of $9.8 million.

The Partnership and Ergon have an agreement (the “Agreement”) that gives each party rights concerning the purchase or sale of Ergon’s interest in Cimarron Express Pipeline, LLC (“Cimarron Express”), subject to certain terms and conditions. The Agreement was filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 14, 2018. The Cimarron Express will be a new 16-inch diameter, 65-mile crude oil pipeline running from northeastern Kingfisher County, Oklahoma to the Partnership’s Cushing, Oklahoma crude oil terminal. Ergon has formed a Delaware limited liability company, Ergon - Oklahoma Pipeline, LLC (“DEVCO”), which will hold Ergon’s 50% membership interest in Cimarron Express. Under the Agreement, the Partnership has the right, at any time, to purchase 100% of the authorized and outstanding member interests in DEVCO from Ergon for the Purchase Price, which shall be computed by taking Ergon’s total investment in the Cimarron Express plus interest, by giving written notice to Ergon (the “Call”). Ergon has the right to require BKEP to purchase 100% of the authorized and outstanding member interests of DEVCO for the Purchase Price (the “Put”) at any time beginning the earlier of (i) 18 months from the formation of the joint venture company to build the pipeline or (ii) six months after completion of the pipeline. Upon exercise of the Call or the Put, Ergon and the Partnership will execute the Member Interest Purchase Agreement which is attached to the Agreement as Exhibit B. Upon receipt of the Purchase Price, Ergon shall be obligated to convey 100% of the authorized and outstanding member interests in DEVCO to BKEP or its designee. There is not a separate amount of consideration for the put or the call exchanged between the parties. Therefore, based on applicable GAAP, no value was assigned to the combined instrument on the Partnership's balance sheet upon the execution of the put/call instrument. Construction of the Cimarron Express pipeline is anticipated to be complete and the pipeline placed in-service during the third quarter of 2019. As of June 30, 2018, neither Ergon nor the Partnership has exercised their options under the Agreement.

Transactions with Advantage Pipeline

The Partnership provided operating and administrative services to Advantage Pipeline. On April 3, 2017, the Partnership sold its investment in Advantage Pipeline. See Note 5 for additional information. For the six months ended June 30, 2017, the Partnership earned revenues of $0.3 million for services provided to Advantage Pipeline.

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

The unrecognized estimated compensation cost of outstanding phantom and restricted units at June 30, 2018, was $3.1 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for each of the three months ended June 30, 2017 and 2018, was $0.6 million. The Partnership’s equity-based incentive compensation expense for each of the six months ended June 30, 2017 and 2018 was $1.1 million.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	923,551	$6.29
Granted	457,984	4.77
Vested	241,629	7.46
Forfeited	10,865	5.39
Nonvested at June 30, 2018	1,129,041	$5.88

12.    EMPLOYEE BENEFIT PLANS

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.3 million for each of the three months ended June 30, 2017 and 2018, for discretionary contributions under the 401(k) Plan. The Partnership recognized expense of $0.6 million for each of the six months ended June 30, 2017 and 2018, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.2 million and less than $0.1 million for the three months ended June 30, 2017 and 2018, respectively, for discretionary profit sharing contributions under the 401(k) Plan. The Partnership recognized expense of $0.4 million and $0.1 million for the six months ended June 30, 2017 and 2018, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized compensation expense of less than $0.1 million during each of the three and six months ended June 30, 2017 and 2018, in connection with the Unit Purchase Plan.

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

This hierarchy requires the use of observable market data, when available, to minimize the use of unobservable inputs when determining fair value.  In periods in which they occur, the Partnership recognizes transfers into and out of Level 3 as of the end of the reporting period. There were no transfers during the six months ended June 30, 2018. Transfers out of Level 3 represent existing assets and liabilities that were classified previously as Level 3 for which the observable inputs became a more significant portion of the fair value estimates. Determining the appropriate classification of the Partnership’s fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap assets	$68	$—	$68	$—
Total swap assets	$68	$—	$68	$—
Liabilities:
Interest rate swap liabilities	$225	$—	$225	$—
Total swap liabilities	$225	$—	$225	$—

	Fair Value Measurements as of June 30, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap assets	$157	$—	$157	$—
Total swap assets	$157	$—	$157	$—

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

At June 30, 2018, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at June 30, 2018, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk-free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

14.    OPERATING SEGMENTS

The Partnership’s operations consist of four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services and (iv) crude oil trucking services.

ASPHALT TERMINALLING SERVICES —The Partnership provides asphalt product and residual fuel terminalling, storage and blending services. As of July 26, 2018, the Partnership has 53 terminalling and storage facilities located in 26 states.

CRUDE OIL TERMINALLING SERVICES —The Partnership provides crude oil terminalling services at its terminalling facility located in Oklahoma.

CRUDE OIL PIPELINE SERVICES —The Partnership owns and operates pipeline systems that gather crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling facilities owned by the Partnership and others. The Partnership refers to its pipeline system located in Oklahoma and the Texas Panhandle as the Mid-Continent pipeline system. The Partnership previously owned and operated the East Texas pipeline system, which was located in Texas. On April 17, 2017, the Partnership sold the East Texas pipeline system. See Note 6 for additional information. Crude oil product sales revenues consist of sales proceeds recognized for the sale of crude oil to third-party customers.

CRUDE OIL TRUCKING SERVICES — The Partnership uses its owned and leased tanker trucks to gather crude oil for its customers at remote wellhead locations generally not covered by pipeline and gathering systems and to transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems.  On April 24, 2018, the Partnership sold the producer field services business. As a result of the sale of the producer field services business, the Partnership changed the name of this operating segment to crude oil trucking services during the second quarter of 2018. See Note 6 for additional information.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2017	2018	2017	2018
Asphalt Terminalling Services
Service revenue:
Third-party revenue	$13,259	$6,639	$26,482	$11,771
Related-party revenue	13,505	5,981	26,837	12,302
Lease revenue:
Third-party revenue	—	10,016	—	19,473
Related-party revenue	—	7,475	—	15,178
Total revenue for reportable segment	26,764	30,111	53,319	58,724
Operating expense, excluding depreciation and amortization	11,935	13,393	24,255	26,728
Operating margin, excluding depreciation and amortization	$14,829	$16,718	$29,064	$31,996
Total assets (end of period)	$147,832	$167,849	$147,832	$167,849

Crude Oil Terminalling Services
Service revenue:
Third-party revenue	$5,726	$2,910	$11,851	$7,496
Intersegment revenue	—	170	—	170
Lease revenue:
Third-party revenue	—	12	—	27
Total revenue for reportable segment	5,726	3,092	11,851	7,693
Operating expense, excluding depreciation and amortization	992	913	2,003	2,188
Operating margin, excluding depreciation and amortization	$4,734	$2,179	$9,848	$5,505
Total assets (end of period)	$69,834	$67,150	$69,834	$67,150

Crude Oil Pipeline Services
Service revenue:
Third-party revenue	$2,720	$1,045	$5,324	$3,105
Related-party revenue	—	82	310	82
Lease revenue:
Third-party revenue	—	177	—	412
Product sales revenue:
Third-party revenue	2,227	45,612	5,877	49,120
Total revenue for reportable segment	4,947	46,916	11,511	52,719
Operating expense, excluding depreciation and amortization	3,142	2,542	6,383	5,327
Operating expense (intersegment)	74	1,156	244	1,599
Third-party cost of product sales	1,669	20,041	4,808	22,678
Related-party cost of product sales	—	23,747	—	23,747
Operating margin, excluding depreciation and amortization	$62	$(570)	$76	$(632)
Total assets (end of period)	$117,222	$152,105	$117,222	$152,105

	Three Months ended June 30,		Six Months ended June 30,
	2017	2018	2017	2018
Crude Oil Trucking Services
Service revenue:
Third-party revenue	$6,440	$3,509	$13,151	$9,049
Intersegment revenue	74	986	244	1,429
Lease revenue:
Third-party revenue	—	32	—	129
Product sales revenue:
Third-party revenue	—	3	385	9
Total revenue for reportable segment	6,514	4,530	13,780	10,616
Operating expense, excluding depreciation and amortization	6,702	4,727	13,970	11,101
Operating margin, excluding depreciation and amortization	$(188)	$(197)	$(190)	$(485)
Total assets (end of period)	$11,208	$3,402	$11,208	$3,402

Total operating margin, excluding depreciation and amortization(1)	$19,437	$18,130	$38,798	$36,384

Total segment revenues	$43,951	$84,649	$90,461	$129,752
Elimination of intersegment revenues	(74)	(1,156)	(244)	(1,599)
Consolidated revenues	$43,877	$83,493	$90,217	$128,153
____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2017	2018	2017	2018
Operating margin, excluding depreciation and amortization	$19,437	$18,130	$38,798	$36,384
Depreciation and amortization	(7,839)	(7,413)	(15,905)	(14,779)
General and administrative expense	(4,322)	(4,486)	(8,907)	(8,707)
Asset impairment expense	(17)	—	(45)	(616)
Gain (loss) on sale of assets	(754)	599	(879)	363
Interest expense	(4,265)	(5,024)	(7,295)	(8,593)
Gain on sale of unconsolidated affiliate	4,172	—	4,172	2,225
Equity earnings in unconsolidated affiliate	—	—	61	—
Income before income taxes	$6,412	$1,806	$10,000	$6,277

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

16.    INCOME TAXES

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at June 30, 2018, are presented below (dollars in thousands):

Deferred Tax Asset
Difference in bases of property, plant and equipment	$444
Net operating loss carryforwards	11
Deferred tax asset	455
Less: valuation allowance	444
Net deferred tax asset	$11

The Partnership has considered the taxable income projections in future years, whether the carryforward period is so brief that it would limit realization of tax benefits, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a valuation allowance against its deferred tax asset related to the difference in bases of property, plant and equipment as of June 30, 2018.

17.    RECENTLY ISSUED ACCOUNTING STANDARDS

Except as discussed below and in the 2017 Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2018, that are of significance or potential significance to the Partnership.

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

The amendments in ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are effective for public entities for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. The Partnership adopted these updates in the three-month period ending March 31, 2018. See Note 3 for disclosures related to the adoption of this standard and the impact on the Partnership’s financial position, results of operations and cash flows.

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

18.    SUBSEQUENT EVENTS

Sale of Asphalt Facilities
On June 29, 2018, the Partnership entered into a definitive agreement to sell certain asphalt terminals, storage tanks and related real property, contracts, permits, assets and other interests located in Lubbock and Saginaw, Texas and Memphis, Tennessee properties (the “Divestiture”) to Ergon Asphalt & Emulsion, Inc. (“Ergon A&E”) for a purchase price of $90.0 million, subject to customary adjustments. The Partnership closed the Divestiture on July 12, 2018, and filed a Current Report on Form 8-K on July 13, 2018. The Divestiture does not qualify as discontinued operations as it does not represent a strategic shift that will have a major effect on the Partnership’s operations or financial results. The Partnership used the proceeds received at closing to prepay revolving debt under its credit agreement.

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

Overview

We are a publicly traded master limited partnership with operations in 27 states. We provide integrated terminalling, gathering and transportation services for companies engaged in the production, distribution and marketing of liquid asphalt and crude oil.  We manage our operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services and (iv) crude oil trucking services.  In April 2018, we sold our producer field services business that has been historically reported along with the crude oil trucking services. As a result of the sale of the producer field services business, we changed the name of this operating segment to crude oil trucking services during the second quarter of 2018.

Potential Impact of Crude Oil Market Price Changes and Other Matters on Future Revenues

The crude oil market price and the corresponding forward market pricing curve may fluctuate significantly from period to period. In addition, volatility in the overall energy industry and specifically in publicly traded midstream energy partnerships may impact our partnership in the near term. Factors include the overall market price for crude oil and whether or not the forward price curve is in contango (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time) or backwardated (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible), changes in crude oil production volume and the demand for storage and transportation capacity in the areas in which we serve, geopolitical concerns and overall changes in our cost of capital. As of July 26, 2018, the forward price curve is backwardated. Potential impacts of these factors are discussed below.

Asphalt Terminalling Services - Although there is no direct correlation between the price of crude oil and the price of asphalt, the asphalt industry tends to benefit from a lower crude oil price environment, a strong economy and an increase in infrastructure spending. Accordingly, we do not currently anticipate a significant impact on our asphalt terminalling services operating segment as a result of crude oil market price changes.

On June 29, 2018, we entered into a definitive agreement to sell certain asphalt terminals, storage tanks and related real property, contracts, permits, assets and other interests located in Lubbock and Saginaw, Texas and Memphis, Tennessee (the “Divestiture”) to Ergon for a purchase price of $90.0 million, subject to customary adjustments. We closed the Divestiture on July 12, 2018, and filed a Current Report on Form 8-K on July 13, 2018.

Crude Oil Terminalling Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month. Since March 2016, the crude oil curve has generally been in a shallow contango or backwardation. In these shallow contango or backwardated markets there is no clear incentive for marketers to store barrels. A shallow contango or a backwardated market may impact our ability to re-contract expiring contracts and/or decrease the storage rate at which we are able to re-contract. Total Cushing inventories peaked at just under 70 million barrels stored in March 2017, and as of July 26, 2018, were at approximately 23.7 million barrels stored, which is approximately 51% below the 5-year average, 58% below last year’s storage level and the lowest level since November 2014. As a result of the current shape of the curve and lessened overall demand for Cushing storage, we anticipate a weak recontracting environment which may impact both the volume of storage we are able to successfully recontract and the rate at which we recontract.

Crude Oil Pipeline Services - A backwardated crude oil curve tends to favor the crude oil pipeline transportation business as crude oil marketers are incentivized to transport crude oil to market for sale as soon as possible. However, our crude oil pipeline services business has been impacted recently by an out-of-service pipeline. Since April 2016, we have been operating one Oklahoma pipeline system, instead of two systems, providing us with a capacity of approximately 20,000 to 25,000 barrels per day (Bpd). In July 2018, we were able to restore service to a second system which has increased the transportation capacity of our pipeline systems by approximately 20,000 Bpd. The ability to fully utilize the capacity of these systems may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve.

In the second quarter of 2018, we increased the volumes of crude oil transported for our internal crude oil marketing operations with the objective of increasing the overall utilization of our Oklahoma crude oil pipeline systems.  Typically, the volume of crude oil we purchase in a given month will be sold in the same month. However, we may have market price exposure for inventory that is carried over month-to-month as well as pipeline linefill we maintain. We may also be exposed to price risk with respect to the differing qualities of crude oil we transport and our ability to effectively blend them to market specifications.

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

Crude Oil Trucking Services - Crude oil trucking, while potentially influenced by the shape of the crude oil market curve, is typically impacted more by overall drilling activity and the ability to have the appropriate level of assets located properly to efficiently move the barrels to delivery points for customers.

In December 2017, we evaluated our producer field services business for impairment and recognized an impairment expense of $2.4 million to record our assets at their estimated fair value. On April 24, 2018, we sold our producer field services business, which has been historically reported along with the crude oil trucking services.

Our Revenues

Our revenues consist of (i) terminalling revenues, (ii) gathering and transportation revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. For the six months ended June 30, 2018, the Partnership recognized revenues of $27.5 million for services provided to Ergon, with the remainder of our services being provided to third parties.

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

As of June 30, 2018, we had leases and terminalling agreements with customers for all of our 56 asphalt facilities, including 26 facilities under contract with Ergon.  On July 12, 2018, we closed the sale of three of our asphalt facilities to Ergon (see Note 18 to our unaudited condensed consolidated financial statements for additional information). Lease and terminalling agreements related to 16 of the remaining facilities have terms that expire at the end of 2018, while the agreements relating to our additional 37 facilities have on average five years remaining under their respective terms. Fifteen of the contracts that expire in 2018 are with Ergon. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. We operate the asphalt facilities pursuant to the terminalling agreements, while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

As of July 27, 2018, we had approximately 5.0 million barrels of crude oil storage under service contracts, including an intercompany contract for 0.3 million barrels and a contract for 2.0 million barrels that commences November 1, 2018, out of our total storage capacity of 6.6 million barrels. Of these agreements, service contracts relating to 1.7 million barrels expire in 2018.

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

Gathering and transportation services revenues consist of service fees recognized for the gathering of crude oil for our customers and the transportation of crude oil to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling facilities owned by us and others. We earn gathering and transportation revenues in two of our segments: (i) crude oil pipeline services and (ii) crude oil trucking services. Revenue for the gathering and transportation of crude oil is recognized when the service is performed and is based upon regulated and non-regulated tariff rates and the related transport volumes.

During the three months ended June 30, 2018, we transported approximately 20,000 Bpd on our Mid-Continent pipeline system, which is a decrease of 13% compared to the three months ended June 30, 2017. During the six months ended June 30, 2018, we transported approximately 21,000 Bpd on our Mid-Continent pipeline system, which is a decrease of 9% compared to the six months ended June 30, 2017. We completed work on the Eagle pipeline system and restored service in July 2018, increasing the transportation capacity of our pipeline systems by approximately 20,000 Bpd. See Crude oil pipeline services segment within our results of operations discussion for additional detail. Vitol accounted for 61% and 25% of volumes transported in our pipelines in the three months ended June 30, 2017 and 2018, respectively. Vitol accounted for 56% and 43% of volumes transported in our pipelines in the six months ended June 30, 2017 and 2018, respectively.

For the three months ended June 30, 2018, we transported approximately 26,000 Bpd on our crude oil transport trucks, an increase of 18% as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, we transported approximately 25,000 Bpd on our crude oil transport trucks, an increase of 14% as compared to the six months ended June 30, 2017. Vitol accounted for approximately 55% and 4% of volumes transported by our crude oil transport trucks in the three months ended June 30, 2017 and 2018, respectively. Vitol accounted for approximately 50% and 16% of volumes transported by our crude oil transport trucks in the six months ended June 30, 2017 and 2018, respectively. With our second Oklahoma pipeline system resuming service, we anticipate additional increases in volumes transported by our crude oil transport trucks as we gather barrels to be transported on this pipeline.

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

Our Expenses

Operating expenses decreased by 4% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This is primarily a result of a decrease in depreciation expense due to certain assets reaching the end of their depreciable lives as well as a decrease in vehicle expenses due to a reduction in the size of our fleet. General and administrative expenses remained consistent for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Our interest expense increased by $1.3 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the increase in interest expense in 2018.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a valuation allowance against our deferred tax asset related to the difference in bases of property, plant and equipment as of June 30, 2018.

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

On July 19, 2018, the Board approved a distribution of $0.17875 per outstanding Preferred Unit for the three months ended June 30, 2018. We will pay this distribution on August 14, 2018, to unitholders of record as of August 3, 2018. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to our preferred unitholders and General Partner, respectively.

In addition, on July 19, 2018, the Board approved a cash distribution of $0.08 per outstanding common unit for the three months ended June 30, 2018. We will pay this distribution August 14, 2018, to unitholders of record on August 3, 2018. The total distribution will be approximately $3.4 million, with approximately $3.2 million and $0.1 million paid to our common unitholders and General Partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

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

The table below summarizes our financial results for the three and six months ended June 30, 2017 and 2018, reconciled to the most directly comparable GAAP measure:

Operating Results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2017	2018	2017	2018	$	%	$	%
Operating margin, excluding depreciation and amortization:
Asphalt terminalling services	$14,829	$16,718	$29,064	$31,996	$1,889	13%	$2,932	10%
Crude oil terminalling services	4,734	2,179	9,848	5,505	(2,555)	(54)%	(4,343)	(44)%
Crude oil pipeline services	62	(570)	76	(632)	(632)	(1,019)%	(708)	(932)%
Crude oil trucking services	(188)	(197)	(190)	(485)	(9)	(5)%	(295)	(155)%
Total operating margin, excluding depreciation and amortization	19,437	18,130	38,798	36,384	(1,307)	(7)%	(2,414)	(6)%

Depreciation and amortization	(7,839)	(7,413)	(15,905)	(14,779)	426	5%	1,126	7%
General and administrative expense	(4,322)	(4,486)	(8,907)	(8,707)	(164)	(4)%	200	2%
Asset impairment expense	(17)	—	(45)	(616)	17	100%	(571)	(1,269)%
Gain (loss) on sale of assets	(754)	599	(879)	363	1,353	179%	1,242	141%
Operating income	6,505	6,830	13,062	12,645	325	5%	(417)	(3)%

Other income (expenses):
Equity earnings in unconsolidated affiliate	—	—	61	—	N/A	N/A	(61)	(100)%
Gain on sale of unconsolidated affiliate	4,172	—	4,172	2,225	(4,172)	(100)%	(1,947)	(47)%
Interest expense	(4,265)	(5,024)	(7,295)	(8,593)	(759)	(18)%	(1,298)	(18)%
Provision for income taxes	(41)	(21)	(87)	(50)	20	49%	37	43%
Net income	$6,371	$1,785	$9,913	$6,227	$(4,586)	(72)%	$(3,686)	(37)%

For the three and six months ended June 30, 2018, operating margin, excluding depreciation and amortization, increased in our asphalt terminalling services segment as compared to the same period in 2017 primarily due to the acquisition of two asphalt facilities, one from Ergon in December 2017 and one from a third party in March 2018, as well as the conversion of another facility from a lease agreement to a storage, handling and throughput agreement. These increases were offset by lower operating margins in our other segments. The decrease in our crude oil terminalling services operating margin, excluding depreciation and amortization, was primarily due to lower storage rates as well as the expiration of a 2.2-million-barrel storage contract on April 30, 2018. The crude oil pipeline services margin, excluding depreciation and amortization, continues to be affected by the suspended service on our Mid-Continent pipeline system due to the discovery of a pipeline exposure in April

2016. Crude oil trucking services operating margin, excluding depreciation and amortization, decreased due to decreases in the average miles hauled per transaction, which results in lower revenues per barrel transported.

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

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2017	2018	2017	2018	$	%	$	%
Service revenue:
Third-party revenue	$13,259	$6,639	$26,482	$11,771	$(6,620)	(50)%	$(14,711)	(56)%
Related-party revenue	13,505	5,981	26,837	12,302	(7,524)	(56)%	(14,535)	(54)%
Lease revenue:
Third-party revenue	—	10,016	—	19,473	10,016	N/A	19,473	N/A
Related-party revenue	—	7,475	—	15,178	7,475	N/A	15,178	N/A
Total revenue	26,764	30,111	53,319	58,724	3,347	13%	5,405	10%
Operating expense, excluding depreciation and amortization	11,935	13,393	24,255	26,728	(1,458)	(12)%	(2,473)	(10)%
Operating margin, excluding depreciation and amortization	$14,829	$16,718	$29,064	$31,996	$1,889	13%	$2,932	10%

The following is a discussion of items impacting asphalt terminalling services segment operating margin for the periods indicated:

•	Due to the adoption of ASC 606 - Revenue from Contracts with Customers, revenue from contracts with customers is now presented separately from lease revenue. Prior periods were not reclassified.

•
Overall revenues have increased for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, primarily due to the acquisition of two asphalt facilities, one from Ergon in December 2017 and one from a third party in March 2018. In addition, a third facility converted from a lease contract to a storage, throughput and handling contract, which generates higher gross revenue. Third-party revenues also increased overall due to increases in fuel and power reimbursement revenues.

•
Operating expenses increased for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, primarily as a result of the acquisitions noted above. In addition, ad valorem taxes increased due to increases in the assessed values of some of our asphalt terminals.

Crude oil terminalling services segment

Our crude oil terminalling services segment operations generally consist of fee-based activities associated with providing terminalling services, including storage, blending, processing and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling services segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2017	2018	2017	2018	$	%	$	%
Service revenue:
Third-party revenue	$5,726	$2,910	$11,851	$7,496	$(2,816)	(49)%	$(4,355)	(37)%
Intersegment revenue	—	170	—	170	$170	N/A	$170	N/A
Lease revenue:
Third-party revenue	—	12	—	27	12	N/A	27	N/A
Total revenue	5,726	3,092	11,851	7,693	(2,634)	(46)%	(4,158)	(35)%
Operating expense, excluding depreciation and amortization	992	913	2,003	2,188	79	8%	(185)	(9)%
Operating margin, excluding depreciation and amortization	$4,734	$2,179	$9,848	$5,505	$(2,555)	(54)%	$(4,343)	(44)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	5,484	1,126	5,719	1,485	(4,358)	(79)%	(4,234)	(74)%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	50	36	47	59	(14)	(28)%	12	26%

The following is a discussion of items impacting crude oil terminalling services segment operating margin for the periods indicated:

•
Total revenues for three and six months ended June 30, 2018, have decreased as compared to the same period in 2017 due to a decrease in market rates for storage contracts. In addition, a 2.2-million-barrel storage contract expired on April 30, 2018, and was not renewed or replaced as of June 30, 2018.

•
Operating expenses for the three and six months ended June 30, 2018, varied compared to the three and six months ended June 30, 2017, primarily due to the timing of routine tank maintenance and utility costs.

•
As of July 27, 2018, we had approximately 5.0 million barrels of crude oil storage under service contracts, including an intercompany contract for 0.3 million barrels and a contract for 2.0 million barrels that commences November 1, 2018, out of our total storage capacity of 6.6 million barrels. Of these agreements, service contracts relating to 1.7 million barrels expire in 2018.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2017	2018	2017	2018	$	%	$	%
Service revenue:
Third-party revenue	$2,720	$1,045	$5,324	$3,105	$(1,675)	(62)%	$(2,219)	(42)%
Related-party revenue	—	82	310	82	82	N/A	(228)	(74)%
Product sales revenue:
Third-party revenue	2,227	45,612	5,877	49,120	43,385	1,948%	43,243	736%
Lease revenue:
Third-party revenue	—	177	—	412	177	N/A	412	N/A
Total revenue	4,947	46,916	11,511	52,719	41,969	848%	41,208	358%
Operating expense, excluding depreciation and amortization	3,142	2,542	6,383	5,327	600	19%	1,056	17%
Operating expense (intersegment)	74	1,156	244	1,599	(1,082)	(1,462)%	(1,355)	(555)%
Third-party cost of product sales	1,669	20,041	4,808	22,678	(18,372)	(1,101)%	(17,870)	(372)%
Related-party cost of product sales	—	23,747	—	23,747	(23,747)	N/A	(23,747)	N/A
Operating margin, excluding depreciation and amortization	$62	$(570)	$76	$(632)	$(632)	(1,019)%	$(708)	(932)%

Average throughput volume (in thousands of barrels per day)
Mid-Continent	23	20	23	21	(3)	(13)%	(2)	(9)%
East Texas(1)	—	—	2	—	—	N/A	(2)	(100)%

(1) Average throughput on the East Texas system for 2017 was calculated based on the period of time we operated the system (January 1, 2017 through April 18, 2017).

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•
In late April 2016, as a precautionary measure we suspended service on our Mid-Continent pipeline system due to discovery of a pipeline exposure caused by heavy rains and the erosion of a riverbed in southern Oklahoma. There was no damage to the pipe and no loss of product. In the second quarter of 2016, we took action to mitigate the service suspension and worked with customers to divert volumes and, in certain circumstances, transported volumes to a third-party pipeline system via truck. In addition, the term of the throughput and deficiency agreement on our Eagle pipeline system expired on June 30, 2016, and in July 2016 we completed a connection of the southeastern-most portion of our Mid-Continent pipeline system to our Eagle pipeline system and concurrently reversed the Eagle pipeline system. This enabled us to recapture diverted volumes and deliver those barrels to Cushing, Oklahoma. We are currently operating one Oklahoma mainline system, which is a combination of both the Mid-Continent and Eagle pipeline systems, instead of two separate systems, providing us with a current capacity of approximately 20,000 to 25,000 Bpd. We restored service of the second Oklahoma pipeline system in July 2018, increasing the transportation capacity of our pipeline systems by approximately 20,000 Bpd. The ability to fully utilize the capacity of these systems may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve.

•
Service revenues for the three and six months ended June 30, 2018, decreased as compared to the three and six months ended June 30, 2017, primarily as a result of a decrease in volume transported for third parties on our Mid-Continent pipeline system. For the three and six months ended June 30, 2018, approximately 39% and 20%, respectively, of the total volume transported on our Mid-Continent system was comprised of barrels that we are purchasing from producers in the field and transporting to our Cushing terminal to support our crude oil marketing operations.

•
Product sales revenues for the three and six months ended June 30, 2018, increased as compared to the three and six months ended June 30, 2017, as a result of supplementing a portion of the crude oil volumes transported for third party customers with barrels that are being transported for our internal crude oil marketing operations.  As a result of our marketing operations utilizing a portion of the capacity of our Mid-Continent system, we have increased our balance of the total linefill requirements of the pipeline system.  This increasing of our linefill balance during the three months ended June 30, 2018, resulted in the total volume of crude oil we purchased during this period exceeding the volume of crude oil we sold in the period, and we expect our operating margin in this segment to increase in future periods when we are no longer building linefill balances.

•
On April 18, 2017, we sold the East Texas pipeline system. We received cash proceeds at closing of approximately $4.8 million and recorded a gain of less than $0.1 million. The sale of the East Texas pipeline system resulted in decreased service revenues of $0.5 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.

•
Operating expenses decreased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, by $0.6 million as a result of the sale of the East Texas pipeline system, by $0.4 million as a result of decreased repair and maintenance expenses and by $0.2 million as a result of the sale of our investment in Advantage Pipeline, for which we provided operational and administrative services through August 1, 2017.

•
Intersegment operating expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, increased by $1.4 million as a result of an increase in our crude oil marketing operations. These expenses represent intersegment charges for our crude oil marketing operations’ utilization of our crude oil trucking services to gather crude oil purchased at production leases and deliver it to our pipelines.

Crude oil trucking services segment

Our crude oil trucking services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees. In April 2018, we sold our producer field services business that has been historically reported along with the crude oil trucking services. As a result of the sale of the producer field services business, the Partnership changed the name of this operating segment to crude oil trucking services during the second quarter of 2018.

The following table sets forth our operating results from our crude oil trucking services segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2017	2018	2017	2018	$	%	$	%
Service revenue:
Third-party revenue	$6,440	$3,509	$13,151	$9,049	$(2,931)	(46)%	$(4,102)	(31)%
Intersegment revenue	74	986	244	1,429	912	1,232%	1,185	486%
Product sales revenue:
Third-party revenue	—	3	385	9	3	N/A	(376)	(98)%
Lease revenue:
Third-party revenue	—	32	—	129	32	N/A	129	N/A
Total revenue	6,514	4,530	13,780	10,616	(1,984)	(30)%	(3,164)	(23)%
Operating expense, excluding depreciation and amortization	6,702	4,727	13,970	11,101	1,975	29%	2,869	21%
Operating margin, excluding depreciation and amortization	$(188)	$(197)	$(190)	$(485)	$(9)	(5)%	$(295)	(155)%

Average volume (in thousands of barrels per day)	22	26	22	25	4	18%	3	14%

The following is a discussion of items impacting crude oil trucking services segment operating margin for the periods indicated:

•
Service revenues have decreased despite an increase in volumes as the volumes hauled in 2018 were, on average, over a shorter distance than in 2017, which results in lower revenue per barrel transported. Additionally, service revenues decreased for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, by $1.8 million and $2.3 million, respectively, due to the sale of the producer field services business.

•
Employment costs and vehicle-related expenses decreased for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, as we reduced our headcount and fleet size to better match demand.

•
Operating expense, excluding depreciation and amortization, decreased for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, by $1.7 million and $2.0 million, respectively, due to the sale of our producer field services business.

•
Product sales revenues for the six months ended June 30, 2017, were the result of crude oil sales in our field services business, and there were minimal such sales during the three and six months ended June 30, 2018.

Other Income and Expenses

Depreciation and amortization expense. Depreciation and amortization decreased by $0.4 million to $7.4 million for the three months ended June 30, 2018, compared to $7.8 million for the three months ended June 30, 2017. Depreciation and amortization decreased by $1.1 million to $14.8 million for the six months ended June 30, 2018, compared to $15.9 million for the six months ended June 30, 2017. This decrease is primarily the result of certain assets reaching the end of their depreciable lives.

General and administrative expenses.  General and administrative expenses, inclusive of $0.6 million of fees related to the Divestiture, were relatively consistent at $4.5 million for the three months ended June 30, 2018, compared to $4.3 million for the three months ended June 30, 2017. General and administrative expenses decreased slightly to $8.7 million for the six months ended June 30, 2018, compared to $8.9 million for the six months ended June 30, 2017, with the change primarily resulting from decreases in compensation and travel expenses, partially offset by $0.6 million of fees related to the Divestiture.

Asset impairment expense. Asset impairment expense was $0.6 million and less than $0.1 million for the six months ended June 30, 2018 and 2017, respectively. Asset impairment expense for 2018 included approximately $0.4 million related to the value of obsolete trucking stations, as well as $0.2 million related to an intangible customer contract asset that was not renewed.

Gain (loss) on sale of assets. Gain on sale of assets was $0.6 million for the three months ended June 30, 2018, compared to a loss of $0.8 million for the three months ended June 30, 2017. Gain on sale of assets was $0.4 million for the six months ended June 30, 2018, compared to a loss of $0.9 million for the six months ended June 30, 2017. We recognized a gain on the sale of our producer field services business of $0.4 million in April 2018. Losses for the three and six months ended June 30, 2017, include $0.4 million related to the disposal of an asphalt tank floor that had to be prematurely replaced due to corrosion. Additional gains and losses in all periods were primarily comprised of sales of surplus, used property and equipment.

Equity earnings in unconsolidated affiliate/Gain on sale of unconsolidated affiliate. The equity earnings are attributable to our former investment in Advantage Pipeline. On April 3, 2017, we sold our investment in Advantage Pipeline and received cash proceeds at closing from the sale of approximately $25.3 million, recognizing a gain on sale of unconsolidated affiliate of $4.2 million. Approximately 10% of the gross sale proceeds were held in escrow, subject to certain post-closing settlement terms and conditions. We received approximately $1.1 million of the funds held in escrow in August 2017, for which we recognized an additional gain on sale of unconsolidated affiliate during the three months ended September 30, 2017. We received approximately $2.2 million for the pro rata portion of the remaining net escrow proceeds in January 2018, for which we recognized an additional gain on sale of unconsolidated affiliate during the six months ended June 30, 2018.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps.

Total interest expense for the three months ended June 30, 2018, increased by $0.8 million compared to the three months ended June 30, 2017. The increase was driven by additional interest on our credit agreement of approximately $1.3 million due to increases in our average debt outstanding and the weighted average interest rate under our credit agreement. In addition, during the three months ended June 30, 2018, we recorded unrealized losses of less than $0.1 million due to the change in fair value of interest rate swaps compared to unrealized gains of $0.2 million during the three months ended June 30, 2017. These increases in interest expense were partially offset by a decrease in monthly net interest payments on the interest rate swaps of $0.5 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Also included in interest expense is the amortization of debt issuance costs of $0.7 million and $1.0 million, which includes write-offs due to credit facility amendments of $0.4 million and $0.7 million, respectively, for the three months ended June 30, 2018, and 2017, respectively.

Total interest expense for the six months ended June 30, 2018, increased by $1.3 million compared to the six months ended June 30, 2017. The increase was driven by additional interest on our credit agreement of approximately $1.9 million due to increases in our average debt outstanding and the weighted average interest rate under our credit agreement. In addition, during the six months ended June 30, 2018, we recorded unrealized gains of $0.3 million due to the change in fair value of interest rate swaps compared to unrealized gains of $1.0 million during the six months ended June 30, 2017. These increases in interest expense were partially offset by a decrease in monthly net interest payments on the interest rate swaps of $0.9 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Also included in interest expense is the amortization of debt issuance costs of $0.9 million and $1.3 million, which includes write-offs due to credit facility amendments of $0.4 million and $0.7 million, respectively, for the six months ended June 30, 2018 and 2017, respectively.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the six months ended June 30, 2017 and 2018:

	Six Months ended June 30,
	2017	2018
	(in millions)
Net cash provided by operating activities	$26.6	$21.1
Net cash provided by (used in) investing activities	$23.5	$(38.0)
Net cash provided by (used in) financing activities	$(50.1)	$15.6

Operating Activities.  Net cash provided by operating activities decreased to $21.1 million for the six months ended June 30, 2018, as compared to $26.6 million for the six months ended June 30, 2017, due to decreased net income as discussed above and changes in working capital.

Investing Activities.  Net cash used in investing activities was $38.0 million for the six months ended June 30, 2018, as compared to net cash provided by $23.5 million for the six months ended June 30, 2017.  The six months ended June 30, 2017, included proceeds from the sale of an unconsolidated affiliate of $25.3 million. On March 7, 2018, we acquired an asphalt terminalling facility from a third party for $22.0 million. Capital expenditures for the six months ended June 30, 2018 and 2017, included gross maintenance capital expenditures of $4.2 million and $5.0 million, respectively, and expansion capital expenditures of $17.9 million and $5.3 million, respectively.

Financing Activities.  Net cash provided by financing activities was $15.6 million for the six months ended June 30, 2018, as compared to net cash used in financing activities of $50.1 million for the six months ended June 30, 2017.  Cash provided by financing activities for the six months ended June 30, 2018, consisted primarily of net borrowings on long-term debt of $42.0 million partially offset by $25.2 million in distributions to our unitholders. Net cash used in financing activities for the six months ended June 30, 2017, consisted primarily of $24.6 million in distributions to our unitholders and net payments on long-term debt of $20.4 million.

Our Liquidity and Capital Resources

Cash flows from operations and from our credit agreement are our primary sources of liquidity. At June 30, 2018, we had a working capital deficit of $1.1 million. This is primarily a function of our approach to cash management.

At June 30, 2018, we had approximately $47.0 million of availability under our credit agreement, and we could borrow all of the remaining availability and still remain within our covenant restrictions. On July 12, 2018, we used $88.0 million of proceeds received for the sale of three asphalt facilities to pay down the revolving debt balance (see Note 18 to our unaudited condensed consolidated financial statements). As of July 26, 2018, we have aggregate unused commitments under our revolving credit facility of approximately $133.0 million and cash on hand of approximately $1.4 million.  The credit agreement is scheduled to mature on May 11, 2022.  As previously indicated, because the current forward price curve for crude oil is slightly backwardated and total Cushing storage volumes are below the 5-year average, we are anticipating a relatively weak recontracting environment which may impact both the volume of storage and the storage rate we are able to successfully recontract in 2018. As of July 27, 2018, we had approximately 5.0 million barrels of crude oil storage under service contracts, including an intercompany contract for 0.3 million barrels and a contract for 2.0 million barrels that commences November 1, 2018, out of our total storage capacity of 6.6 million barrels. Of these agreements, service contracts relating to 1.7 million barrels expire in 2018.
.

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

Expansion capital expenditures for organic growth projects, net of reimbursable expenditures of $0.3 million, totaled $17.6 million in the six months ended June 30, 2018, compared to $5.2 million in the six months ended June 30, 2017.  Expansion capital expenditures for the six months ended June 30, 2018, included $9.8 million related to crude oil purchases for pipeline linefill and storage tank heels at the Cushing terminal. We currently expect our expansion capital expenditures for organic growth projects to be approximately $19.0 million to $22.0 million, inclusive of anticipated crude oil purchases for Cushing terminal and pipeline linefill and net of reimbursable expenditures, for all of 2018.  Maintenance capital expenditures totaled $3.8 million, net of reimbursable expenditures of $0.4 million, in the six months ended June 30, 2018, compared to $4.5 million in the six months ended June 30, 2017.  We currently expect maintenance capital expenditures to be approximately $8.0 million to $10.0 million, net of reimbursable expenditures, for all of 2018.

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

As of July 26, 2018, we had $263.6 million outstanding under our credit agreement that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first $100.0 million agreement became effective June 28, 2014, and matured on June 28, 2018. Under the terms of the first interest rate swap agreement, we paid a fixed rate of 1.45% and received one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015, and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we pay a fixed rate of 1.97% and receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at June 30, 2018, consists of a current asset of $0.2 million and is recorded in other current assets on our unaudited condensed consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

During the six months ended June 30, 2018, the weighted average interest rate under our credit agreement was 5.18%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of June 30, 2018, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased or decreased annual interest expense of approximately $2.5 million.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of June 30, 2018, were not effective because of the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in internal control over financial reporting.  Except for the remediation efforts noted above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2018, which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5.    Other Information.

On July 27, 2018, Jimmy Langdon, Executive Vice President and Chief Operating Officer of Ergon, Inc., and a member of our Board of Directors passed away.  A replacement for Mr. Langdon has not yet been determined.

Item 6.    Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	August 2, 2018	By:	/s/ Alex G. Stallings
Alex G. Stallings
Chief Financial Officer and Secretary

Date:	August 2, 2018	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated June 29, 2018, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed June 29, 2018, and incorporated herein by reference).

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

10.1
Agreement, dated May 9, 2018, by and between Ergon Terminaling, Inc. and Blueknight Energy Partners, L. P. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 14, 2018, and incorporated herein by reference).

10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of June 28, 2018, by and among the Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed June 29, 2018, and incorporated herein by reference).

10.3	Domestic Crude Oil and Condensate Agreement, dated March 28, 2018, by and between Ergon Oil Purchasing, Inc. and BKEP Supply and Marketing, LLC.
31.1#	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101#
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2018; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2018; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the six months ended June 30, 2018; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2018; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________
#     Furnished herewith