Form 10-Q
period 2018-09-30
Blueknight Energy Partners, L.P.
filed 2018-11-01
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 25, 2018, there were 35,125,202 Series A Preferred Units and 40,393,743 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2017	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,469	$1,926
Accounts receivable, net of allowance for doubtful accounts of $28 at both dates	7,589	46,917
Receivables from related parties, net of allowance for doubtful accounts of $0 at both dates	3,070	1,647
Prepaid insurance	2,009	2,146
Other current assets	8,438	9,834
Total current assets	23,575	62,470
Property, plant and equipment, net of accumulated depreciation of $316,591 and $276,290 at December 31, 2017, and September 30, 2018, respectively	296,069	295,272
Goodwill	3,870	6,728
Debt issuance costs, net	4,442	3,600
Intangibles and other assets, net	12,913	18,169
Total assets	$340,869	$386,239
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$4,439	$4,311
Accounts payable to related parties	2,268	3,093
Accrued crude oil purchases	1,115	15,142
Accrued crude oil purchases to related parties	—	16,681
Accrued interest payable	694	462
Accrued property taxes payable	2,432	3,776
Unearned revenue	2,393	3,207
Unearned revenue with related parties	551	2,809
Accrued payroll	6,119	3,838
Other current liabilities	3,632	3,820
Total current liabilities	23,643	57,139
Long-term unearned revenue with related parties	1,052	745
Other long-term liabilities	3,673	3,726
Long-term interest rate swap liabilities	225	—
Long-term debt	307,592	271,592
Commitments and contingencies (Note 15)
Partners’ capital:
Common unitholders (40,158,342 and 40,387,006 units issued and outstanding at December 31, 2017, and September 30, 2018, respectively)	454,358	429,959
Preferred Units (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(703,597)	(630,845)
Total partners’ capital	4,684	53,037
Total liabilities and partners’ capital	$340,869	$386,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2018	2017	2018
	(unaudited)
Service revenue:
Third-party revenue	$30,635	$12,743	$87,443	$44,164
Related-party revenue	14,464	5,396	41,611	17,780
Lease revenue:
Third-party revenue	—	11,368	—	31,409
Related-party revenue	—	5,406	—	20,584
Product sales revenue:
Third-party revenue	2,375	97,763	8,637	146,892
Related-party revenue	—	482	—	482
Total revenue	47,474	133,158	137,691	261,311
Costs and expenses:
Operating expense	29,380	27,174	91,896	87,297
Cost of product sales	1,675	50,815	6,483	73,493
Cost of product sales from related party	—	44,106	—	67,853
General and administrative expense	4,093	4,322	13,000	13,029
Asset impairment expense	—	15	45	631
Total costs and expenses	35,148	126,432	111,424	242,303
Gain (loss) on sale of assets	(107)	(63)	(986)	300
Operating income	12,219	6,663	25,281	19,308
Other income (expenses):
Equity earnings in unconsolidated affiliate	—	—	61	—
Gain on sale of unconsolidated affiliate	1,112	—	5,284	2,225
Interest expense	(3,500)	(4,090)	(10,795)	(12,683)
Income before income taxes	9,831	2,573	19,831	8,850
Provision for income taxes	60	165	147	215
Net income	$9,771	$2,408	$19,684	$8,635

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$312	$39	$777	$298
Preferred interest in net income	$6,279	$6,279	$18,837	$18,836
Net income (loss) available to limited partners	$3,180	$(3,910)	$70	$(10,499)

Basic and diluted net income (loss) per common unit	$0.08	$(0.09)	$—	$(0.25)

Weighted average common units outstanding - basic and diluted	38,189	40,380	38,164	40,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2017	$454,358	$253,923	$(703,597)	$4,684
Net income (loss)	(10,655)	18,836	454	8,635
Equity-based incentive compensation	1,325	—	27	1,352
Distributions	(15,277)	(18,836)	(879)	(34,992)
Capital contributions	—	—	183	183
Capital contributions related to sale of terminal assets to Ergon	—	—	72,967	72,967
Proceeds from sale of 61,327 common units pursuant to the Employee Unit Purchase Plan	208	—	—	208
Balance, September 30, 2018	$429,959	$253,923	$(630,845)	$53,037

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months ended September 30,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income	$19,684	$8,635
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	(19)	—
Depreciation and amortization	23,586	21,945
Amortization and write-off of debt issuance costs	1,560	1,200
Unrealized gain related to interest rate swaps	(1,253)	(277)
Intangible asset impairment charge	—	189
Fixed asset impairment charge	45	442
Loss (gain) on sale of assets	986	(300)
Gain on sale of unconsolidated affiliate	(5,284)	(2,225)
Equity-based incentive compensation	913	1,352
Equity earnings in unconsolidated affiliate	(61)	—
Changes in assets and liabilities:
Increase in accounts receivable	(352)	(39,328)
Decrease (increase) in receivables from related parties	(110)	1,423
Decrease in prepaid insurance	1,964	1,817
Decrease (increase) in other current assets	53	(949)
Decrease in other non-current assets	56	424
Decrease in accounts payable	(142)	(435)
Increase in payables to related parties	159	1,068
Increase in accrued crude oil purchases	785	15,142
Increase in accrued crude oil purchases to related parties	—	16,681
Increase (decrease) in accrued interest payable	338	(232)
Increase in accrued property taxes	1,187	1,718
Increase in unearned revenue	775	853
Increase in unearned revenue from related parties	3,835	2,829
Decrease in accrued payroll	(804)	(2,281)
Decrease in other accrued liabilities	(1,720)	(1,504)
Net cash provided by operating activities	46,181	28,187
Cash flows from investing activities:
Acquisitions	—	(21,959)
Capital expenditures	(13,312)	(29,560)
Proceeds from sale of assets	9,202	4,707
Proceeds from sale of terminal assets to Ergon	—	88,538
Proceeds from sale of unconsolidated affiliate	26,436	2,225
Net cash provided by investing activities	22,326	43,951
Cash flows from financing activities:
Payment on insurance premium financing agreement	(2,074)	(1,722)
Debt issuance costs	(4,172)	(358)
Borrowings under credit agreement	344,592	216,000
Payments under credit agreement	(371,000)	(252,000)
Proceeds from equity issuance	240	208
Capital contributions	104	183
Distributions	(36,853)	(34,992)
Net cash used in financing activities	(69,163)	(72,681)
Net decrease in cash and cash equivalents	(656)	(543)
Cash and cash equivalents at beginning of period	3,304	2,469
Cash and cash equivalents at end of period	$2,648	$1,926

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$717	$(908)
Non-cash change in assets and liabilities due to settlement items related to the sale of terminal assets to Ergon	$—	$(1,308)
Increase in accrued liabilities related to insurance premium financing agreement	$2,938	$2,225
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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2018, the condensed consolidated statement of changes in partners’ capital (deficit) for the nine months ended September 30, 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2018, are unaudited.  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2017 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2018 (the “2017 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2017 Form 10-K.

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

A reclassification has been made in the consolidated balance sheet as of December 31, 2017, to conform to the 2018 financial statement presentation. This was a reclassification of “Accrued crude oil purchases” from “Accrued liabilities.” The reclassification has no impact on net income.

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

Upon adoption of the new revenue standard, there was no cumulative adjustment to the balance sheet at January 1, 2018. Adoption of the new revenue standard resulted in recognizing $1.6 million and $1.3 million less “Service revenue - Third-party revenue” in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, and additional “Accounts receivable” of $0.2 million on the unaudited condensed consolidated balance sheet as of September 30, 2018, over what would have been recorded under ASC 605. This represents a shift in revenue recognition between quarters within the fiscal year, and the difference is anticipated to be recognized during the fourth quarter of 2018. The impact of adoption of the new revenue standard is not expected to be material to net income on an ongoing basis because the analysis of contracts under the new revenue standard supports the recognition of revenue as services are performed, which is consistent with the previous revenue recognition model.

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

Asphalt storage, throughput and handling contracts also contain variable consideration in the form of reimbursements of utility, fuel and power expenses and throughput fees. Utility, fuel and power reimbursements are allocated entirely to the service component of the contracts. Utility, fuel and power reimbursements relate directly to the distinct monthly service that makes up the overall performance obligation and revenue is recognized in the period in which the service takes place. Variable consideration related to reimbursements of utility, fuel and power expenses is billed in the month subsequent to the period of service, and payment is due within 30 days of billing. Throughput fees are allocated to both the lease and service component of the contracts using the allocation percentages from contract inception. Total throughput fees are estimated at contract inception and updated at the beginning of each reporting period based on historical trends, current year throughput activities at the facilities, and analysis with customers regarding expectations for the current year. This consideration can be constrained when there is a lack of historical data or other uncertainties exist regarding expected throughput volumes. The service component of throughput fees is recognized on a straight-line basis over time as the customer receives and consumes benefits. In accordance with ASC 840, the lease component of variable throughput fees is recognized in the period when the changes in facts and circumstances on which the variable payment is based occur. Fees related to actual throughput are billed in the month subsequent to the period of movement, which can result in the recognition of un-billed accounts receivable (contract assets) when there is a variance in the straight-line revenue recognition and actual throughput fees billed. Payment on variable throughput consideration is due within 30 days of billing. Changes in estimated throughput fees affect the total transaction price and will be recorded as an adjustment to revenue in the period in which the change is identified. The Partnership recorded a decrease to revenue of $0.1 million related to changes in estimated throughput fees for the three months ended September 30, 2018.

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

As of September 30, 2018, the Partnership has performance obligations satisfied over time under asphalt storage, throughput and handling contracts that are wholly or partially unsatisfied. The revenue related to these performance obligations will be recognized as follows (in thousands):

Revenue Related to Future Performance Obligations Due by Period(1)
Less than 1 year	$28,299
1-3 years	51,848
4-5 years	32,536
More than 5 years	10,320
Total revenue related to future performance obligations	$123,003
____________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of September 30, 2018.

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

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers for each operating segment by revenue type is presented as follows (in thousands):

	Three Months ended September 30, 2018
	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
Third-party revenue:
Fixed storage, throughput and other revenue	$4,865	$1,830	$—	$—	$6,695
Variable throughput revenue	112	93	—	—	205
Variable reimbursement revenue	1,943	—	—	—	1,943
Crude oil transportation revenue	—	—	1,166	2,734	3,900
Crude oil product sales revenue	—	—	97,763	—	97,763
Related-party revenue:
Fixed storage, throughput and other revenue	3,011	—	83	—	3,094
Variable throughput revenue	762	—	—	—	762
Variable reimbursement revenue	1,439	—	101	—	1,540
Total revenue from contracts with customers	$12,132	$1,923	$99,113	$2,734	$115,902

	Nine Months ended September 30, 2018
	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
Third-party revenue:
Fixed storage, throughput and other revenue	$13,038	$8,679	$—	$—	$21,717
Variable throughput revenue	471	739	—	—	1,210
Variable reimbursement revenue	5,184	—	—	—	5,184
Crude oil transportation revenue	—	—	4,270	11,783	16,053
Crude oil product sales revenue	—	—	146,882	10	146,892
Related-party revenue:
Fixed storage, throughput and other revenue	12,272	—	132	—	12,404
Variable throughput revenue	762	—	—	—	762
Variable reimbursement revenue	4,478	—	136	—	4,614
Total revenue from contracts with customers	$36,205	$9,418	$151,420	$11,793	$208,836

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

Billed accounts receivable from contracts with customers were $8.5 million and $44.9 million at December 31, 2017, and September 30, 2018, respectively.

Un-billed accounts receivable from contracts with customers were $0.2 million at September 30, 2018. There were no un-billed accounts receivable at December 31, 2017.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.7 million and $4.8 million at December 31, 2017, and September 30, 2018, respectively. The change in the unearned revenue balance for the nine months ended September 30, 2018, is driven by $2.8 million in cash payments received in advance of satisfying performance obligations, partially offset by $1.7 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

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

Changes in the accrued amounts pertaining to the restructuring charges are summarized as follows (in thousands):

	Three Months ended September 30,	Nine Months ended September 30,
	2017	2017	2018
Beginning balance	$382	$474	$286
Cash payments	48	140	286
Ending balance	$334	$334	$—

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

Summarized financial information for Advantage Pipeline is set forth in the tables below for the period indicated in which the Partnership held the investment in Advantage Pipeline (in thousands):

Period ended April 3, 2017
Income Statement
Operating revenues	$3,150
Operating expenses	$465
Net income	$187

6.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2017	September 30, 2018

		(dollars in thousands)
Land	N/A	$24,776	$25,030
Land improvements	10-20	6,787	5,815
Pipelines and facilities	5-30	166,004	173,139
Storage and terminal facilities	10-35	370,056	320,635
Transportation equipment	3-10	3,293	1,314
Office property and equipment and other	3-20	32,011	26,971
Pipeline linefill and tank bottoms	N/A	3,233	14,946
Construction-in-progress	N/A	6,500	3,712
Property, plant and equipment, gross		612,660	571,562
Accumulated depreciation		(316,591)	(276,290)
Property, plant and equipment, net		$296,069	$295,272

Depreciation expense for the three months ended September 30, 2017 and 2018, was $7.4 million and $6.5 million, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2018, was $22.6 million and $20.2 million, respectively.

On July 12, 2018, the Partnership sold certain asphalt terminals, storage tanks and related real property, contracts, permits, assets and other interests located in Lubbock and Saginaw, Texas and Memphis, Tennessee (the “Divestiture”) to Ergon Asphalt & Emulsion, Inc. for a purchase price of $90.0 million, subject to customary adjustments. The Divestiture does not qualify as discontinued operations as it does not represent a strategic shift that will have a major effect on the Partnership’s operations or financial results. The Partnership used the proceeds received at closing to prepay revolving debt under its credit agreement.

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

On December 1, 2017, the Partnership issued 1.9 million common units to Ergon, Inc. (“Ergon”) in a private placement valued at $10.2 million in exchange for an asphalt terminalling facility in Bainbridge, Georgia.

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

As of October 25, 2018, approximately $257.6 million of revolver borrowings and $4.2 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $138.2 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

At September 30, 2018, the Partnership’s consolidated total leverage ratio was 5.39 to 1.00 and the consolidated interest coverage ratio was 3.32 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of September 30, 2018. Based on current operating plans and forecasts, the Partnership expects to remain in compliance with all covenants of its credit agreement for the next 12 months, however with less clearance, given the impact of the third quarter of 2018 results on the trailing twelve-month covenant calculations. There are no assurances that the Partnership can achieve this plan.

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

(ii)	Ergon ceases to own and control 50% or more of the membership interests of the general partner; or

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

Upon the execution of the credit agreement in May 2017, the Partnership expensed $0.7 million of debt issuance costs related to the prior revolving loan facility, leaving a remaining balance of $0.9 million ascribed to those lenders with commitments under both the prior and the credit agreement. Additionally, due to the reduction in available borrowing capacity, the Partnership expensed $0.4 million of debt issuance costs upon the execution of the first amendment to its credit agreement in June 2018. The Partnership capitalized $0.2 million and less than $0.1 million of debt issuance costs during the three months ended September 30, 2017 and 2018, respectively. The Partnership capitalized $4.2 million and $0.4 million of debt issuance costs during the nine months ended September 30, 2017 and 2018, respectively. Debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for each of the three months ended September 30, 2017 and 2018, was $0.3 million. Interest expense related to debt issuance cost amortization for the nine months ended September 30, 2017 and 2018, was $0.9 million and $0.8 million, respectively.

During the three months ended September 30, 2017 and 2018, the weighted average interest rate under the Partnership’s credit agreement was 4.54% and 5.65%, respectively, resulting in interest expense of approximately $3.5 million and $4.1 million, respectively. During the nine months ended September 30, 2017 and 2018, the weighted average interest rate under the Partnership’s credit agreement, excluding the $0.7 million and $0.4 million, respectively, of debt issuance costs that were expensed as described above, was 4.36% and 5.33%, respectively, resulting in interest expense of approximately $10.2 million and $12.6 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit agreement. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. As of December 31, 2017, and September 30, 2018, the Partnership had interest rate swap agreements with notional amounts totaling $200.0 million and $100.0 million, respectively, to hedge the variability of its LIBOR-based interest payments. An interest rate swap agreement with a notional amount of $100.0 million expired on June 28, 2018. Interest rate swap agreements with notional amounts totaling $100.0 million will mature on January 28, 2019. During the three months ended September 30, 2017 and 2018, the Partnership recorded swap interest expense of $0.3 million and swap interest income of less than $0.1 million, respectively. During the nine months ended September 30, 2017 and 2018, the Partnership recorded swap interest expense of $1.1 million and swap interest income of less than $0.1 million, respectively. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging.

The following provides information regarding the Partnership’s assets and liabilities related to its interest rate swap agreements as of the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Derivatives
		December 31, 2017	September 30, 2018
Interest rate swap assets - current	Other current assets	$68	$120
Interest rate swap liabilities - noncurrent	Long-term interest rate swap liabilities	$225	$—

Changes in the fair value of the interest rate swaps are reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Net Income on Derivatives	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Three Months ended September 30,		Nine Months ended September 30,
		2017	2018	2017	2018
Interest rate swaps	Interest expense, net of capitalized interest	$278	$(37)	$1,253	$277

8.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2018	2017	2018
Net income	$9,771	$2,408	$19,684	$8,635
General partner interest in net income	312	39	777	298
Preferred interest in net income	6,279	6,279	18,837	18,836
Net income (loss) available to limited partners	$3,180	$(3,910)	$70	$(10,499)

Basic and diluted weighted average number of units:
Common units	38,189	40,380	38,164	40,331
Restricted and phantom units	922	1,090	845	1,019
Total units	39,111	41,470	39,009	41,350

Basic and diluted net income (loss) per common unit	$0.08	$(0.09)	$—	$(0.25)

9.    PARTNERS’ CAPITAL AND DISTRIBUTIONS

On December 1, 2017, the Partnership issued 1.9 million common units to Ergon in a private placement valued at $10.2 million in exchange for an asphalt terminalling facility in Bainbridge, Georgia.

On October 23, 2018, the Board approved a distribution of $0.17875 per outstanding Preferred Unit for the three months ended September 30, 2018.  The Partnership will pay this distribution on November 14, 2018, to unitholders of record as of November 2, 2018. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, on October 23, 2018, the Board approved a cash distribution of $0.08 per outstanding common unit for the three months ended September 30, 2018. The Partnership will pay this distribution on November 14, 2018, to unitholders of record on November 2, 2018. The total distribution will be approximately $3.4 million, with approximately $3.2 million and $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

10.    RELATED-PARTY TRANSACTIONS

Transactions with Ergon

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. For the three months ended September 30, 2017 and 2018, the Partnership recognized related-party revenues of $14.5 million and $11.1 million, respectively, for services provided to Ergon. For the nine months ended September 30, 2017 and 2018, the Partnership recognized related-party revenues of $41.3 million and $38.6 million, respectively, for services provided to Ergon. As of December 31, 2017, and September 30, 2018, the Partnership had receivables from Ergon of $3.1 million and $1.6 million, respectively, net of allowance for doubtful accounts. As of December 31, 2017, and September 30, 2018, the Partnership had unearned revenues from Ergon of $1.6 million and $3.6 million, respectively.

Effective April 1, 2018, the Partnership entered into an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the three and nine months ended September 30, 2018, the Partnership made purchases of crude oil under this agreement totaling $44.4 million and $74.9 million, respectively. As of September 30, 2018, the Partnership had payables to Ergon related to this agreement of $16.7 million related to the September crude oil settlement cycle, and this balance was paid in full on October 19, 2018.

The Partnership and Ergon have an agreement (the “Agreement”) that gives each party rights concerning the purchase or sale of Ergon’s interest in Cimarron Express Pipeline, LLC (“Cimarron Express”), subject to certain terms and conditions. The Agreement was filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 14, 2018. The Cimarron Express will be a new 16-inch diameter, 65-mile crude oil pipeline running from northeastern Kingfisher County, Oklahoma to the Partnership’s Cushing, Oklahoma crude oil terminal. Ergon has formed a Delaware limited liability company, Ergon - Oklahoma Pipeline, LLC (“DEVCO”), which will hold Ergon’s 50% membership interest in Cimarron Express. Under the Agreement, the Partnership has the right, at any time, to purchase 100% of the authorized and outstanding member interests in DEVCO from Ergon for the Purchase Price (as defined in the Agreement), which shall be computed by taking Ergon’s total investment in the Cimarron Express plus interest, by giving written notice to Ergon (the “Call”). Ergon has the right to require BKEP to purchase 100% of the authorized and outstanding member interests of DEVCO for the Purchase Price (the “Put”) at any time beginning the earlier of (i) 18 months from the formation of the joint venture company to build the pipeline or (ii) six months after completion of the pipeline. Upon exercise of the Call or the Put, Ergon and the Partnership will execute the Member Interest Purchase Agreement, which is attached to the Agreement as Exhibit B. Upon receipt of the Purchase Price, Ergon shall be obligated to convey 100% of the authorized and outstanding member interests in DEVCO to BKEP or its designee. There is not a separate amount of consideration for the Put or the Call exchanged between the parties. Therefore, based on applicable GAAP, no value was assigned to the combined instrument on the Partnership's balance sheet upon the execution of the put/call instrument. Construction of the Cimarron Express pipeline is anticipated to be complete and the pipeline placed in-service during the third quarter of 2019. As of September 30, 2018, neither Ergon nor the Partnership has exercised their options under the Agreement.

Transactions with Advantage Pipeline

The Partnership provided operating and administrative services to Advantage Pipeline. On April 3, 2017, the Partnership sold its investment in Advantage Pipeline. See Note 5 for additional information. For the nine months ended September 30, 2017, the Partnership earned revenues of $0.3 million for services provided to Advantage Pipeline.

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

The unrecognized estimated compensation cost of outstanding phantom and restricted units at September 30, 2018, was $2.4 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended September 30, 2017 and 2018, was $0.6 million and $0.7 million, respectively. The Partnership’s equity-based incentive compensation expense for the nine months ended September 30, 2017 and 2018, was $1.7 million and $1.8 million, respectively.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	923,551	$6.29
Granted	457,984	4.77
Vested	271,760	7.24
Forfeited	106,521	5.43
Nonvested at September 30, 2018	1,003,254	$5.88

12.    EMPLOYEE BENEFIT PLANS

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis.  The Partnership recognized expense of $0.3 million for each of the three months ended September 30, 2017 and 2018, for discretionary contributions under the 401(k) Plan. The Partnership recognized expense of $0.9 million for each of the nine months ended September 30, 2017 and 2018, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.2 million and less than $0.1 million for the three months ended September 30, 2017 and 2018, respectively, for discretionary profit sharing contributions under the 401(k) Plan. The Partnership recognized expense of $0.6 million and $0.1 million for the nine months ended September 30, 2017 and 2018, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized compensation expense of less than $0.1 million during each of the three months ended September 30, 2017 and 2018, in connection with the Unit Purchase Plan. The Partnership recognized compensation expense of $0.1 million and less than $0.1 million for the nine months ended September 30, 2017 and 2018, respectively, in connection with the Unit Purchase Plan.

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

This hierarchy requires the use of observable market data, when available, to minimize the use of unobservable inputs when determining fair value.  In periods in which they occur, the Partnership recognizes transfers into and out of Level 3 as of the end of the reporting period. There were no transfers during the nine months ended September 30, 2018. Transfers out of Level 3 represent existing assets and liabilities that were classified previously as Level 3 for which the observable inputs became a more significant portion of the fair value estimates. Determining the appropriate classification of the Partnership’s fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap assets	$68	$—	$68	$—
Total swap assets	$68	$—	$68	$—
Liabilities:
Interest rate swap liabilities	$225	$—	$225	$—
Total swap liabilities	$225	$—	$225	$—

	Fair Value Measurements as of September 30, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap assets	$120	$—	$120	$—
Total swap assets	$120	$—	$120	$—

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

At September 30, 2018, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at September 30, 2018, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk-free component) and unobservable company-specific credit spread information.   As such, the Partnership considers this debt to be Level 3.

14.    OPERATING SEGMENTS

The Partnership’s operations consist of four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services and (iv) crude oil trucking services.

ASPHALT TERMINALLING SERVICES —The Partnership provides asphalt product and residual fuel terminalling services, including storage, blending, processing and throughput services. On July 12, 2018, the Partnership sold three asphalt facilities. See Note 6 for additional information. The Partnership has 53 terminalling facilities located in 26 states.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2018	2017	2018
Asphalt Terminalling Services
Service revenue:
Third-party revenue	$17,690	$6,921	$44,172	$18,693
Related-party revenue	14,464	5,211	41,301	17,512
Lease revenue:
Third-party revenue	—	11,288	—	30,762
Related-party revenue	—	5,406	—	20,584
Product sales revenue:
Related-party revenue	—	482	—	482
Total revenue for reportable segment	32,154	29,308	85,473	88,033
Operating expense, excluding depreciation and amortization	11,608	11,683	35,864	38,412
Operating margin, excluding depreciation and amortization	$20,546	$17,625	$49,609	$49,621
Total assets (end of period)	$142,571	$143,454	$142,571	$143,454

Crude Oil Terminalling Services
Service revenue:
Third-party revenue	$5,162	$1,923	$17,013	$9,418
Intersegment revenue	—	222	—	392
Lease revenue:
Third-party revenue	—	9	—	35
Total revenue for reportable segment	5,162	2,154	17,013	9,845
Operating expense, excluding depreciation and amortization	994	928	2,996	3,115
Operating margin, excluding depreciation and amortization	$4,168	$1,226	$14,017	$6,730
Total assets (end of period)	$68,985	$67,213	$68,985	$67,213

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2018	2017	2018
Crude Oil Pipeline Services
Service revenue:
Third-party revenue	$2,196	$1,165	$7,520	$4,270
Related-party revenue	—	185	310	268
Lease revenue:
Third-party revenue	—	40	—	452
Product sales revenue:
Third-party revenue	2,375	97,763	8,252	146,882
Total revenue for reportable segment	4,571	99,153	16,082	151,872
Operating expense, excluding depreciation and amortization	3,056	3,094	9,438	8,420
Intersegment operating expense	77	1,644	321	3,243
Third-party cost of product sales	1,675	50,815	6,482	73,493
Related-party cost of product sales	—	44,106	—	67,853
Intersegment cost of product sales	150	—	150	—
Operating margin, excluding depreciation and amortization	$(387)	$(506)	$(309)	$(1,137)
Total assets (end of period)	$116,720	$171,841	$116,720	$171,841

Crude Oil Trucking Services
Service revenue
Third-party revenue	$5,587	$2,734	$18,738	$11,783
Intersegment revenue	77	1,422	321	2,851
Lease revenue:
Third-party revenue	—	31	—	160
Product sales revenue:
Third-party revenue	—	—	385	10
Intersegment revenue	150	—	150	—
Total revenue for reportable segment	5,814	4,187	19,594	14,804
Operating expense, excluding depreciation and amortization	6,042	4,303	20,013	15,405
Operating margin, excluding depreciation and amortization	$(228)	$(116)	$(419)	$(601)
Total assets (end of period)	$9,781	$3,731	$9,781	$3,731

Total operating margin, excluding depreciation and amortization(1)	$24,099	$18,229	$62,898	$54,613

Total Segment Revenues	$47,701	$134,802	$138,162	$264,554
Elimination of Intersegment Revenues	(227)	(1,644)	(471)	(3,243)
Consolidated Revenues	$47,474	$133,158	$137,691	$261,311

____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2018	2017	2018
Operating margin, excluding depreciation and amortization	$24,099	$18,229	$62,898	$54,613
Depreciation and amortization	(7,680)	(7,166)	(23,586)	(21,945)
General and administrative expense	(4,093)	(4,322)	(13,000)	(13,029)
Asset impairment expense	—	(15)	(45)	(631)
Gain (loss) on sale of assets	(107)	(63)	(986)	300
Interest expense	(3,500)	(4,090)	(10,795)	(12,683)
Gain on sale of unconsolidated affiliate	1,112	—	5,284	2,225
Equity earnings in unconsolidated affiliate	—	—	61	—
Income before income taxes	$9,831	$2,573	$19,831	$8,850

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

16.    INCOME TAXES

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at September 30, 2018, are presented below (dollars in thousands):

Deferred Tax Asset
Difference in bases of property, plant and equipment	$291
Net operating loss carryforwards	—
Deferred tax asset	291
Less: valuation allowance	291
Net deferred tax asset	$—

The Partnership has considered the taxable income projections in future years, whether the carryforward period is so brief that it would limit realization of tax benefits, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a valuation allowance against its deferred tax asset as of September 30, 2018.

17.    RECENTLY ISSUED ACCOUNTING STANDARDS

Except as discussed below and in the 2017 Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2018, that are of significance or potential significance to the Partnership.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This is a comprehensive update to the lease accounting topic in the Codification intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 include a revised definition of a lease as well as certain scope exceptions. The changes primarily impact lessee accounting, while lessor accounting is largely unchanged from previous GAAP.

The Partnership is currently evaluating the impact of the pending adoption of ASC 842. The status of implementation is as follows:

•	Management has formed an implementation team that meets to discuss implementation challenges, technical interpretations, industry-specific treatment of certain contract types, and project status.

•	Management is in the process of gathering data and reviewing contracts in order to identify all impacted contracts.

•	Management is evaluating the potential information technology and internal control changes that will be required for adoption based on the findings from its contract review process.

•	Management plans to provide internal training and awareness related to the revised guidance to the key stakeholders throughout its organization.

The amendments in ASU 2016-02 are effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods within that reporting period. Early application is permitted. The Partnership plans to adopt ASU 2016-02 on January 1, 2019 using the modified retrospective method. ASC 842 provides for a number of practical expedients. The Partnership intends to elect the following practical expedients upon adoption of ASC 842:

•	An entity need not reassess whether any expired or existing contracts are or contain leases.

•	An entity need not reassess the lease classification for any expired or existing leases.

•	An entity need not reassess initial direct costs for any existing leases.

•	An entity may elect to not assess whether existing or expired land easements that were not previously accounted for as leases are or contain a lease under ASC 842.

While the Partnership is still in the process of quantifying the impact of adoption, it does not currently expect the adoption to have a material impact. The Partnership expects to recognize a right of use asset and lease liability at the implementation date, but cannot reasonably estimate the full impact of the standard at this time. Additionally, the Partnership is currently evaluating business processes, systems, and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new lease guidance.

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

Potential Impact of Crude Oil Market Price Changes and Other Matters on Future Revenues

The crude oil market price and the corresponding forward market pricing curve may fluctuate significantly from period to period. In addition, volatility in the overall energy industry and specifically in publicly traded midstream energy partnerships may impact our partnership in the near term. Factors include the overall market price for crude oil and whether or not the forward price curve is in contango (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time) or backwardated (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible), changes in crude oil production volume and the demand for storage and transportation capacity in the areas in which we serve, geopolitical concerns and overall changes in our cost of capital. As of October 25, 2018, the forward price curve is in a shallow contango. Potential impacts of these factors are discussed below.

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

Our Wilmington, North Carolina, asphalt plant was affected by Hurricane Florence in September 2018. Damage to the plant was primarily limited to the loss of insulation on multiple storage tanks. While the impairment of these assets reflected in the three and nine months ended September 30, 2018, is minimal due to the low net book value of the assets, anticipated future-period costs to replace the insulation and clean up debris are currently estimated to be approximately $0.6 million, consisting of $0.5 million in maintenance capital expenditures and $0.1 million in maintenance expense. While we are pursuing insurance claims for this event, there can be no assurance of the amount or timing of any proceeds we may receive under such claims. The majority of revenues earned at the Wilmington facility are fixed fees; however, we anticipate a loss of throughput revenues as we were unable to deliver product out of the terminal for several weeks. In addition, our Bainbridge, Georgia, asphalt plant was affected by Hurricane Michael in October 2018. We are in the early stages of assessing the damages at this facility, and we anticipate the damages to be limited to loss of insulation on multiple storage tanks. We anticipate future-period costs to replace the insulation and clean up debris to be approximately $0.4 million, consisting of $0.3 million in maintenance capital expenditures and $0.1 million in maintenance expense.

On July 12, 2018, we sold certain asphalt terminals, storage tanks and related real property, contracts, permits, assets and other interests located in Lubbock and Saginaw, Texas and Memphis, Tennessee (the “Divestiture”) to Ergon for a purchase price of $90.0 million, subject to customary adjustments.

Crude Oil Terminalling Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month. Since March 2016, the crude oil curve has generally been in a shallow contango or backwardation. In these shallow contango or backwardated markets there is no clear incentive for marketers to store barrels. A shallow contango or a backwardated market may impact our ability to re-contract expiring contracts and/or decrease the storage rate at which we are able to re-contract. As a result of the current shape of the curve and overall demand for Cushing storage, we anticipate a challenging recontracting environment which may impact both the volume of storage we are able to successfully recontract and the rate at which we recontract.

Crude Oil Pipeline Services - A backwardated crude oil curve tends to favor the crude oil pipeline transportation business as crude oil marketers are incentivized to transport crude oil to market for sale as soon as possible. However, our crude oil pipeline services business has been impacted recently by an out-of-service pipeline. Between April 2016 and July 2018, we had been operating one Oklahoma pipeline system, instead of two systems, providing us with a capacity of approximately 20,000 to 25,000 barrels per day (Bpd). In July 2018, we were able to restore service to a second system which has increased the transportation capacity of our pipeline systems by approximately 20,000 Bpd. The ability to fully utilize the capacity of these systems may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve.

In the third quarter of 2018, we increased the volumes of crude oil transported for our internal crude oil marketing operations with the objective of increasing the overall utilization of our Oklahoma crude oil pipeline systems.  Typically, the volume of crude oil we purchase in a given month will be sold in the same month. However, we may have market price exposure for inventory that is carried over month-to-month as well as pipeline linefill we maintain. We may also be exposed to price risk with respect to the differing qualities of crude oil we transport and our ability to effectively blend them to market specifications.

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

Our Revenues

Our revenues consist of (i) terminalling revenues, (ii) gathering and transportation revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. For the nine months ended September 30, 2018, the Partnership recognized revenues of $38.6 million for services provided to Ergon, with the remainder of our services being provided to third parties.

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

We have leases and terminalling agreements with customers for all of our 53 asphalt facilities, including 23 facilities under contract with Ergon.  On July 12, 2018, we closed the sale of three of our asphalt facilities to Ergon (see Note 6 to our unaudited condensed consolidated financial statements for additional information). Lease and terminalling agreements related to 16 of the remaining facilities have terms that expire at the end of 2018, while the agreements relating to our additional 37 facilities have on average four years remaining under their respective terms. Fifteen of the contracts that expire in 2018 are with Ergon. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. We operate the asphalt facilities pursuant to the terminalling agreements, while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

As of October 25, 2018, we had approximately 4.5 million barrels of crude oil storage under service contracts, including an intercompany contract for 0.3 million barrels and a contract for 2.0 million barrels that commences November 1, 2018, out of our total storage capacity of 6.6 million barrels. The intercompany contract expires on October 31, 2018, and a new agreement for 0.5 million barrels will be effective November 1, 2018. Of the third-party storage agreements, service contracts relating to 0.3 million barrels expire in 2018.

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

The following is a summary of our average gathering and transportation volumes for the periods indicated (in thousands of barrels per day):

	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
	2017	2018	2017	2018	$	%	$	%
Average pipeline throughput volume	21	23	22	22	2	10%	—	—%
Average trucking transportation volume	20	29	21	26	9	45%	5	24%

We completed work on the Eagle pipeline system and restored service in July 2018, increasing the transportation capacity of our pipeline systems by approximately 20,000 Bpd. See Crude oil pipeline services segment within our results of operations discussion for additional detail. Vitol accounted for 57% and 27% of volumes transported in our pipelines in the three months ended September 30, 2017 and 2018, respectively. Vitol accounted for 57% and 37% of volumes transported in our pipelines in the nine months ended September 30, 2017 and 2018, respectively.

With our second Oklahoma pipeline system resuming service, we anticipate additional increases in volumes transported by our crude oil transport trucks as we gather barrels to be transported on this pipeline. Vitol accounted for approximately 40% and 3% of volumes transported by our crude oil transport trucks in the three months ended September 30, 2017 and 2018, respectively. Vitol accounted for approximately 48% and 12% of volumes transported by our crude oil transport trucks in the nine months ended September 30, 2017 and 2018, respectively.

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

Our Expenses

Operating expenses decreased by 5% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This is primarily a result of a decrease in depreciation expense due to certain assets reaching the end of their depreciable lives as well as a decrease in vehicle expenses due to a reduction in the size of our fleet. General and administrative expenses remained relatively consistent for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Our interest expense increased by $1.9 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the increase in interest expense in 2018.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a valuation allowance against our deferred tax asset related to the difference in bases of property, plant and equipment as of September 30, 2018.

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

On October 23, 2018, the Board approved a distribution of $0.17875 per outstanding Preferred Unit for the three months ended September 30, 2018. We will pay this distribution on November 14, 2018, to unitholders of record as of November 2,

2018. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to our preferred unitholders and General Partner, respectively.

In addition, on October 23, 2018, the Board approved a cash distribution of $0.08 per outstanding common unit for the three months ended September 30, 2018. We will pay this distribution November 14, 2018, to unitholders of record on November 2, 2018. The total distribution will be approximately $3.4 million, with approximately $3.2 million and $0.1 million paid to our common unitholders and General Partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

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

The table below summarizes our financial results for the three and nine months ended September 30, 2017 and 2018, reconciled to the most directly comparable GAAP measure:

Operating Results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(dollars in thousands)	2017	2018	2017	2018	$	%	$	%
Operating margin, excluding depreciation and amortization:
Asphalt terminalling services	$20,546	$17,625	$49,609	$49,621	$(2,921)	(14)%	$12	—%
Crude oil terminalling services	4,168	1,226	14,017	6,730	(2,942)	(71)%	(7,287)	(52)%
Crude oil pipeline services	(387)	(506)	(309)	(1,137)	(119)	(31)%	(828)	(268)%
Crude oil trucking services	(228)	(116)	(419)	(601)	112	49%	(182)	(43)%
Total operating margin, excluding depreciation and amortization	24,099	18,229	62,898	54,613	(5,870)	(24)%	(8,285)	(13)%

Depreciation and amortization	(7,680)	(7,166)	(23,586)	(21,945)	514	7%	1,641	7%
General and administrative expense	(4,093)	(4,322)	(13,000)	(13,029)	(229)	(6)%	(29)	—%
Asset impairment expense	—	(15)	(45)	(631)	(15)	N/A	(586)	(1,302)%
Gain (loss) on sale of assets	(107)	(63)	(986)	300	44	41%	1,286	130%
Operating income	12,219	6,663	25,281	19,308	(5,556)	(45)%	(5,973)	(24)%

Other income (expenses):
Equity earnings in unconsolidated affiliate	—	—	61	—	N/A	N/A	(61)	(100)%
Gain on sale of unconsolidated affiliate	1,112	—	5,284	2,225	(1,112)	(100)%	(3,059)	(58)%
Interest expense	(3,500)	(4,090)	(10,795)	(12,683)	(590)	(17)%	(1,888)	(17)%
Provision for income taxes	(60)	(165)	(147)	(215)	(105)	(175)%	(68)	(46)%
Net income	$9,771	$2,408	$19,684	$8,635	$(7,363)	(75)%	$(11,049)	(56)%

For the three and nine months ended September 30, 2018, overall operating margin, excluding depreciation and amortization, decreased as compared to the same periods in 2017. Our asphalt terminalling services segment operating margin, excluding depreciation and amortization, was impacted by the sale of three asphalt terminals to Ergon in July 2018 and the acquisition of two asphalt facilities, one from Ergon in December 2017 and one from a third party in March 2018. The decrease in our crude oil terminalling services operating margin, excluding depreciation and amortization, was primarily due to lower storage rates as well as the expiration of a 2.2-million-barrel storage contract on April 30, 2018. While our second Mid-Continent pipeline was placed back in service in July 2018, margins in our crude oil pipeline services segment continued to reflect the impact of suspended service since April 2016 due to the discovery of a pipeline exposure. Crude oil trucking services operating margin, excluding depreciation and amortization, improved for the three months ended September 30, 2018, due to an increase in volumes transported.

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

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(dollars in thousands)	2017	2018	2017	2018	$	%	$	%
Service revenue:
Third-party revenue	$17,690	$6,921	$44,172	$18,693	$(10,769)	(61)%	$(25,479)	(58)%
Related-party revenue	14,464	5,211	41,301	17,512	(9,253)	(64)%	(23,789)	(58)%
Lease revenue:
Third-party revenue	—	11,288	—	30,762	11,288	N/A	30,762	N/A
Related-party revenue	—	5,406	—	20,584	5,406	N/A	20,584	N/A
Product sales revenue:
Related-party revenue	—	482	—	482	482	N/A	482	N/A
Total revenue	32,154	29,308	85,473	88,033	(2,846)	(9)%	2,560	3%
Operating expense, excluding depreciation and amortization	11,608	11,683	35,864	38,412	(75)	(1)%	(2,548)	(7)%
Operating margin, excluding depreciation and amortization	$20,546	$17,625	$49,609	$49,621	$(2,921)	(14)%	$12	—%

The following is a discussion of items impacting asphalt terminalling services segment operating margin for the periods indicated:

•	Due to the adoption of ASC 606 - Revenue from Contracts with Customers, revenue from contracts with customers is now presented separately from lease revenue. Prior periods were not reclassified.

•
Total revenue decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a change in the timing of the recognition of minimum throughput volume revenue as the result of the adoption of ASC 606. Certain contractually-guaranteed minimum throughput revenue that had previously been recognized in the third quarter of the year as minimum throughput levels were exceeded is now being recognized throughout the year on a straight-line basis as services are being provided. This resulted in a decrease of $1.6 million in minimum throughput revenues recognized in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

•
In addition, total revenue increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The two asphalt plants that were acquired in December 2017 and March 2018 resulted in an increase of $6.8 million in revenue and were partially offset by a decrease in revenues of $4.0 million due to the sale of three asphalt plants in July 2018 and lower product throughput volumes at some of our facilities.

•
Operating expenses increased for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, primarily as a result of the acquisitions noted above offset by the three facilities sold in July 2018. In addition, ad valorem taxes increased due to increases in the assessed values of some of our asphalt terminals.

Crude oil terminalling services segment

Our crude oil terminalling services segment operations generally consist of fee-based activities associated with providing terminalling services, including storage, blending, processing and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling services segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(dollars in thousands)	2017	2018	2017	2018	$	%	$	%
Service revenue:
Third-party revenue	$5,162	$1,923	$17,013	$9,418	$(3,239)	(63)%	$(7,595)	(45)%
Intersegment revenue	—	222	—	392	222	N/A	392	N/A
Lease revenue:
Third-party revenue	—	9	—	35	9	N/A	35	N/A
Total revenue	5,162	2,154	17,013	9,845	(3,008)	(58)%	(7,168)	(42)%
Operating expense, excluding depreciation and amortization	994	928	2,996	3,115	66	7%	(119)	(4)%
Operating margin, excluding depreciation and amortization	$4,168	$1,226	$14,017	$6,730	$(2,942)	(71)%	$(7,287)	(52)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	5,124	779	5,520	1,249	(4,345)	(85)%	(4,271)	(77)%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	27	32	40	50	5	19%	10	25%

The following is a discussion of items impacting crude oil terminalling services segment operating margin for the periods indicated:

•
Total revenues for three and nine months ended September 30, 2018, have decreased as compared to the same period in 2017 due to a decrease in market rates for storage contracts. In addition, a 2.2-million-barrel storage contract expired on April 30, 2018 and a 0.7-million-barrel storage contract expired on October 31, 2017. The expired contracts were not renewed or replaced as of September 30, 2018.

•
As of October 25, 2018, we had approximately 4.5 million barrels of crude oil storage under service contracts, including an intercompany contract for 0.3 million barrels and a third-party contract for 2.0 million barrels that commences November 1, 2018, out of our total storage capacity of 6.6 million barrels. The intercompany contract expires on October 31, 2018, and a new agreement for 0.5 million barrels will be effective November 1, 2018. Of the third-party storage agreements, service contracts relating to 0.3 million barrels expire in 2018.

•
Operating expenses for the three months ended September 30, 2018, decreased compared to the three months ended September 30, 2017, primarily due to the timing of routine tank maintenance and lower utility costs.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(dollars in thousands)	2017	2018	2017	2018	$	%	$	%
Service revenue:
Third-party revenue	$2,196	$1,165	$7,520	$4,270	$(1,031)	(47)%	$(3,250)	(43)%
Related-party revenue	—	185	310	268	185	N/A	(42)	(14)%
Lease revenue:
Third-party revenue	—	40	—	452	40	N/A	452	N/A
Product sales revenue:
Third-party revenue	2,375	97,763	8,252	146,882	95,388	4,016%	138,630	1,680%
Total revenue	4,571	99,153	16,082	151,872	94,582	2,069%	135,790	844%
Operating expense, excluding depreciation and amortization	3,056	3,094	9,438	8,420	(38)	(1)%	1,018	11%
Intersegment operating expense	77	1,644	321	3,243	(1,567)	(2,035)%	(2,922)	(910)%
Third-party cost of product sales	1,675	50,815	6,482	73,493	(49,140)	(2,934)%	(67,011)	(1,034)%
Related-party cost of product sales	—	44,106	—	67,853	(44,106)	N/A	(67,853)	N/A
Intersegment cost of product sales	150	—	150	—	150	100%	150	100%
Operating margin, excluding depreciation and amortization	$(387)	$(506)	$(309)	$(1,137)	$(119)	(31)%	$(828)	(268)%

Average throughput volume (in thousands of barrels per day)	21	23	22	22	2	10%	—	—%

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

•
Service revenues for the three and nine months ended September 30, 2018, decreased as compared to the three and nine months ended September 30, 2017, primarily as a result of a decrease in volume transported for third parties on our Mid-Continent pipeline system. For the three and nine months ended September 30, 2018, approximately 56% and 34%, respectively, of the total volume transported on our Mid-Continent system was comprised of barrels that we are purchasing from producers in the field and transporting to our Cushing terminal to support our crude oil marketing operations.

•
Product sales revenues and cost of product sales for the three and nine months ended September 30, 2018, increased as compared to the three and nine months ended September 30, 2017, as a result of supplementing the crude oil volumes transported for third-party customers with barrels that are being transported for our internal crude oil marketing operations.  As a result of our marketing operations utilizing a portion of the capacity of our Mid-Continent system, we increased our balance of the total linefill requirements of the pipeline system which resulted in the total volume of crude oil we purchased exceeding the volume of crude oil we sold during the three and nine months ended September 30, 2018. We reached our linefill requirements during the three months ended September 30, 2018, and expect our operating margin in this segment to increase in future periods.

•
On April 18, 2017, we sold the East Texas pipeline system. We received cash proceeds at closing of approximately $4.8 million and recorded a gain of less than $0.1 million. The sale of the East Texas pipeline system resulted in decreased service revenues of $0.5 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

•
Operating expenses decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, by $0.6 million as a result of the sale of the East Texas pipeline system, by $0.2 million as a result of decreased repair and maintenance expenses and by $0.2 million as a result of the sale of our investment in Advantage Pipeline, for which we provided operational and administrative services through August 1, 2017.

•
Intersegment operating expenses for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, increased by $1.6 million and $2.9 million, respectively, as a result of an increase in our crude oil marketing operations. These expenses represent intersegment charges for our crude oil marketing operations’ utilization of our crude oil trucking services to gather crude oil purchased at production leases and deliver it to our pipelines as well as our crude oil marketing operations’ utilization of crude oil blending services provided by our crude oil terminalling services segment.

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

The following table sets forth our operating results from our crude oil trucking services segment for the periods indicated:

Operating results	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
(dollars in thousands)	2017	2018	2017	2018	$	%	$	%
Service revenue
Third-party revenue	$5,587	$2,734	$18,738	$11,783	$(2,853)	(51)%	$(6,955)	(37)%
Intersegment revenue	77	1,422	321	2,851	1,345	1,747%	2,530	788%
Lease revenue:
Third-party revenue	—	31	—	160	31	N/A	160	N/A
Product sales revenue:
Third-party revenue	—	—	385	10	—	N/A	(375)	(97)%
Intersegment revenue	150	—	150	—	(150)	(100)%	(150)	(100)%
Total revenue	5,814	4,187	19,594	14,804	(1,627)	(28)%	(4,790)	(24)%
Operating expense, excluding depreciation and amortization	6,042	4,303	20,013	15,405	1,739	29%	4,608	23%
Operating margin, excluding depreciation and amortization	$(228)	$(116)	$(419)	$(601)	$112	49%	$(182)	(43)%

Average volume (in thousands of barrels per day)	20	29	21	26	9	45%	5	24%

The following is a discussion of items impacting crude oil trucking services segment operating margin for the periods indicated:

•
Service revenues decreased for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, by $2.0 million and $4.3 million, respectively, due to the sale of the producer field services business. Additionally, service revenues have decreased despite an increase in volumes as the volumes hauled in 2018 were, on average, over a shorter distance than in 2017, which results in lower revenue per barrel transported.

•
Product sales revenues for the nine months ended September 30, 2017, were the result of crude oil sales in our field services business, and there were minimal such sales during the three and nine months ended September 30,2018.

•
Operating expense, excluding depreciation and amortization, decreased for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, by $2.2 million and $4.2 million, respectively, due to the sale of our producer field services business. Additional reductions in employment and vehicle-related expenses resulted from a decrease in our crude oil trucking services fleet size during the comparative periods.

Other Income and Expenses

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.5 million to $7.2 million for the three months ended September 30, 2018, compared to $7.7 million for the three months ended September 30, 2017. Depreciation and amortization expense decreased by $1.6 million to $21.9 million for the nine months ended September 30, 2018, compared to $23.6 million for the nine months ended September 30, 2017. These decreases are primarily the result of certain assets reaching the end of their depreciable lives. Decreases in depreciation and amortization expense due to the sale of the producer field services business in April 2018 and the three asphalt facilities in July 2018 were offset by additional depreciation and amortization expense related to the two asphalt facilities acquired in December 2017 and March 2018.

General and administrative expenses.  General and administrative expenses, inclusive of $0.6 million of fees related to the sale of three asphalt facilities to Ergon in July 2018, increased to $4.3 million for the three months ended September 30, 2018, compared to $4.1 million for the three months ended September 30, 2017. General and administrative expenses for the three months ended September 30, 2018, were impacted by $0.9 million in insurance premium payments being made to a fraudulent bank account as a result of a business e-mail compromise attack. While we are pursuing recovery of these funds, there can be no assurance of a successful recovery. General and administrative expenses were consistent at $13.0 million for the both the nine months ended September 30, 2018 and 2017. Decreases in compensation and travel expenses were offset by $0.6 million of fees related to the sale of three asphalt facilities to Ergon in July 2018.

Asset impairment expense. Asset impairment expense was $0.6 million and less than $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. Asset impairment expense for 2018 included approximately $0.4 million related to the value of obsolete trucking stations, as well as $0.2 million related to an intangible customer contract asset.

Gain (loss) on sale of assets. Gain on sale of assets was $0.3 million for the nine months ended September 30, 2018, compared to a loss of $1.0 million for the nine months ended September 30, 2017. We recognized a gain on the sale of our producer field services business of $0.4 million in April 2018. Losses for the nine months ended September 30, 2017, include $0.4 million related to the disposal of an asphalt tank floor that had to be prematurely replaced due to corrosion. Additional gains and losses in all periods were primarily comprised of sales of surplus, used property and equipment.

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

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps. Total interest expense for the three months ended September 30, 2018, increased by $0.6 million compared to the three months ended September 30, 2017. Total interest expense for the nine months ended September 30, 2018, increased by $1.9 million compared to the nine months ended September 30, 2017. The following table presents the significant components of interest expense:

	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
					Three Months		Nine Months
	2017	2018	2017	2018	$	%	$	%
Credit agreement interest	$3,256	$3,815	$9,388	$11,856	$(559)	(17)%	$(2,468)	(26)%
Amortization of debt issuance costs	251	251	865	764	—	—	101	12%
Write-off of debt issuance costs	—	—	693	437	—	—%	256	37%
Interest rate swaps interest expense (income)	257	(25)	1,085	(49)	282	110%	1,134	105%
Loss (gain) on interest rate swaps mark-to-market	(278)	36	(1,252)	(276)	(314)	113%	(976)	78%
Other	14	13	16	(49)	1	7%	65	406%
Total interest expense	$3,500	$4,090	$10,795	$12,683	$(590)	(17)%	$(1,888)	(17)%

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2017 and 2018:

	Nine Months ended September 30,
	2017	2018
	(in millions)
Net cash provided by operating activities	$46.2	$28.2
Net cash provided by investing activities	$22.3	$44.0
Net cash used in financing activities	$(69.2)	$(72.7)

Operating Activities.  Net cash provided by operating activities decreased to $28.2 million for the nine months ended September 30, 2018, as compared to $46.2 million for the nine months ended September 30, 2017, due to decreased net income as discussed in Results of Operations above as well as changes in working capital.

Investing Activities.  Net cash provided by investing activities was $44.0 million for the nine months ended September 30, 2018, as compared to $22.3 million for the nine months ended September 30, 2017.  The nine months ended September 30, 2018, included proceeds from the sale of three asphalt terminals of $88.5 million. The nine months ended September 30, 2017, included proceeds from the sale of an unconsolidated affiliate of $26.4 million. On March 7, 2018, we acquired an asphalt terminalling facility from a third party for $22.0 million. Capital expenditures for the nine months ended September 30, 2018 and 2017, included maintenance capital expenditures of $6.0 million and $6.6 million, respectively, and expansion capital expenditures of $23.6 million and $6.7 million, respectively.

Financing Activities.  Net cash used in financing activities was $72.7 million for the nine months ended September 30, 2018, as compared to $69.2 million for the nine months ended September 30, 2017.  Cash used in financing activities for the nine months ended September 30, 2018, consisted primarily of net payments on long-term debt of $36.0 million and $35.0 million in distributions to our unitholders. Net cash used in financing activities for the nine months ended September 30, 2017, consisted primarily of net payments on long-term debt of $26.4 million and $36.9 million in distributions to our unitholders.

Our Liquidity and Capital Resources

Cash flows from operations and from our credit agreement are our primary sources of liquidity. At September 30, 2018, we had working capital of $5.3 million.

At September 30, 2018, we had approximately $125.2 million of availability under our credit agreement. On July 12, 2018, we used $88.0 million of proceeds received for the sale of three asphalt facilities to pay down the revolving debt balance (see Note 6 to our unaudited condensed consolidated financial statements). As of October 25, 2018, we have aggregate unused commitments under our revolving credit facility of approximately $138.2 million and cash on hand of approximately $1.0 million.  The credit agreement is scheduled to mature on May 11, 2022.

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

Expansion capital expenditures for organic growth projects, net of reimbursable expenditures of $0.3 million, totaled $23.3 million in the nine months ended September 30, 2018, compared to $6.2 million in the nine months ended September 30, 2017.  Expansion capital expenditures for the nine months ended September 30, 2018, included $13.1 million related to crude oil purchases for pipeline linefill and storage tank heels at the Cushing terminal. We currently expect our expansion capital expenditures for organic growth projects to be approximately $24.0 million to $25.0 million, inclusive of crude oil purchases for Cushing terminal and pipeline linefill and net of reimbursable expenditures, for all of 2018.  Maintenance capital expenditures totaled $5.4 million, net of reimbursable expenditures of $0.6 million, in the nine months ended September 30,

2018, compared to $6.1 million in the nine months ended September 30, 2017.  We currently expect maintenance capital expenditures to be approximately $8.0 million to $9.0 million, net of reimbursable expenditures, for all of 2018.

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

As of October 25, 2018, we had $257.6 million outstanding under our credit agreement that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first $100.0 million agreement became effective June 28, 2014, and matured on June 28, 2018. Under the terms of the first interest rate swap agreement, we paid a fixed rate of 1.45% and received one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015, and matures on January 28, 2019. Under the terms of the second interest rate swap agreement, we pay a fixed rate of 1.97% and receive one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at September 30, 2018, consists of a current asset of $0.1 million and is recorded in other current assets on our unaudited condensed consolidated balance sheets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2018, the weighted average interest rate under our credit agreement was 5.33%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of September 30, 2018, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased or decreased annual interest expense of approximately $1.7 million.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of September 30, 2018, were effective.

Changes in internal control over financial reporting.  There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in the 2017 Form 10-K, management identified a material weakness in internal control over financial reporting related to the presentation of transactions within the consolidated statement of cash flows. Management implemented a remediation plan in the first quarter of 2018 to provide additional training of financial reporting personnel with respect to the preparation and review of the consolidated statements of cash flows with specific focus on the control that identifies non-cash components of transactions on the statement of cash flows.  The remediation and ultimate resolution was reviewed by the Audit

Committee of the Board.  As a result of this change, management has concluded that the previously reported material weakness no longer exists as of September 30, 2018.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 15 to our unaudited condensed consolidated financial statements and is incorporated herein by reference thereto.

Item 1A.    Risk Factors.

In addition to the information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The threat and impact of cyberattacks may adversely impact our operations and could result in information theft, data corruption, operational disruption, and/or financial loss.

We depend on digital technology, including information systems and related infrastructure, as well as, cloud applications and services, to store, transmit, process and record sensitive information (including trade secrets, employee information and financial and operating data), communicate with our employees and business partners and for many other activities related to our business. Our business processes depend on the availability, capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs and, therefore, it is critical to our business that our facilities and infrastructure remain secure. While we have implemented strategies to mitigate impacts from these types of events, we cannot guarantee that measures taken to defend against  cybersecurity threats will be sufficient for this purpose. The ability of the information technology function to support our business in the event of a security breach or a disaster such as fire or flood and our ability to recover key systems and information from unexpected interruptions cannot be fully tested, and there is a risk that, if such an event actually occurs, we may not be able to address immediately the repercussions of the breach or disaster. In that event, key information and systems may be unavailable for a number of days or weeks, leading to our inability to conduct business or perform some business processes in a timely manner. Moreover, if any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial condition or results of operations.

Our employees have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate information or to introduce viruses or other malware through “trojan horse” programs to our computers. These emails appear to be legitimate emails but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information through email or download malware. “Spoof” and “phishing” activities are a serious risk that may damage our information technology infrastructure.

Item 6.    Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C
its General Partner

Date:	November 1, 2018	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer and Authorized Signatory

INDEX TO EXHIBITS

Exhibit Number	Description
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

4.1
Registration Rights Agreement, dated October 5, 2016, by and among the Partnership, Ergon Asphalt & Emulsions, Inc., Ergon Terminaling, Inc. and Ergon Asphalt Holdings, LLC (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed October 5, 2016, and incorporated herein by reference).

10.1
First Amendment to the Storage, Throughput and Handling Agreement, dated July 12, 2018, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 13, 2018, and incorporated herein by reference).

10.2
Amended and Restated Omnibus Agreement, dated July 12, 2018, by and between Ergon Asphalt & Emulsions, Inc., Blueknight Energy Partners G.P., L.L.C., Blueknight Energy Partners, L.P., Blueknight Terminalling, L.L.C., BKEP Materials, L.L.C. and BKEP Asphalt, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed July 13, 2018, and incorporated herein by reference).

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

101#
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2018; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the nine months ended September 30, 2018; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2018; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________
#     Furnished herewith