Form 10-K
period 2018-12-31
Blueknight Energy Partners, L.P.
filed 2019-03-12
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $82.8 million, based on $3.40 per common unit, the closing price of the common units as reported on the Nasdaq Global Market on such date.

As of March 11, 2019, there were 35,125,202 Series A Preferred Units and 40,714,857 common units outstanding.

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
Item 1.    Business.

Overview

We are a publicly traded master limited partnership with operations in 27 states. We provide integrated terminalling, gathering and transportation services for companies engaged in the production, distribution and marketing of liquid asphalt and crude oil.  We manage our operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services and (iv) crude oil trucking services. On April 24, 2018, the Partnership sold the producer field services business. As a result of the sale of the producer field services business, the Partnership changed the name of the crude oil trucking and producer field services operating segment to crude oil trucking services during the second quarter of 2018. See Note 8 to our consolidated financial statements for additional information.

Our Operations

We were formed as a Delaware limited partnership in 2007 to own, operate and develop a diversified portfolio of complementary midstream energy assets.  Our operating assets are owned by, and our operations are conducted through, our subsidiaries.  Our General Partner has sole responsibility for conducting our business and for managing our operations.  On October 5, 2016, Ergon purchased 100% of the outstanding voting stock of Blueknight GP Holding, L.L.C., which owns 100% of the capital stock of our General Partner, pursuant to a Membership Interest Purchase Agreement dated July 19, 2016, among CB-Blueknight, LLC (“CBB”), an indirect wholly-owned subsidiary of Charlesbank, Blueknight Energy Holding, Inc. (“BEHI”), an indirect wholly-owned subsidiary of Vitol, and Ergon Asphalt Holdings, LLC, a wholly-owned subsidiary of Ergon (the “Ergon Change of Control”). In conjunction with the Ergon Change of Control, Ergon contributed nine asphalt facilities plus $22.1 million in cash in return for total consideration of approximately $144.7 million, which consisted of the issuance of 18,312,968 Preferred Units in a private placement. We also repurchased 6,667,695 Preferred Units from each of Vitol and Charlesbank in a private placement for an aggregate purchase price of approximately $95.3 million. Vitol and

Charlesbank each retained 2,488,789 Preferred Units upon completion of these transactions. In addition, Ergon acquired an aggregate of $5.0 million of common units for cash in a private placement, pursuant to a Contribution Agreement between us, Blueknight Terminal Holding, L.L.C. and three indirect wholly-owned subsidiaries of Ergon.

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

The following diagram depicts our organizational structure, including our relationship with our affiliates and subsidiaries, as of March 11, 2019:

Our Strengths and Strategies

Strategically placed assets.  We own and operate a diversified portfolio of complementary midstream energy assets that includes approximately 8.8 million barrels of liquid asphalt storage located at 53 terminals in 26 states which we believe are well positioned to provide services in the market areas they serve throughout the continental United States. Our primary crude oil terminalling facilities are located within the Cushing Interchange in Cushing, Oklahoma, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all New York Mercantile Exchange (“NYMEX”) crude oil futures contracts. We believe that the Cushing Interchange will continue to serve as one of the largest crude oil marketing hubs in the United States. In addition, we have approximately 646 miles of strategically positioned gathering and transportation pipelines, primarily located in Oklahoma.

Growth opportunities.  Ergon has indicated that it views us as a vehicle of growth in the midstream sector. We cannot say with any certainty whether or not Ergon will pursue future acquisition or expansion opportunities in the midstream energy space with us, or if we will choose to pursue any such opportunity Ergon presents.

Experienced management team.  Our General Partner has an experienced and knowledgeable management team with extensive experience in the energy industry. We expect to directly benefit from this management team’s strengths, including significant relationships throughout the energy industry with customers of our asphalt terminalling services and with producers, marketers and refiners of crude oil.

Our relationship with Ergon.  Ergon owns our General Partner and therefore controls our operations.  Ergon is a privately held company formed in 1954 and is based in Jackson, Mississippi, with over 3,000 employees globally. Ergon and its subsidiaries are engaged in a wide range of operations that are categorized into seven primary business segments: Refining & Marketing, Asphalt & Emulsions, Midstream & Logistic, Specialty Chemicals, Construction and Real Estate and Corporate & Other. This relationship may provide us with additional capital sources for future growth as well as increased opportunities to provide terminalling, gathering and transportation services. While this relationship may benefit us, it may also be a source of potential conflicts.  Ergon is not restricted from competing with us and may acquire, construct or dispose of additional assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

Industry Overview

Asphalt Industry

We provide asphalt terminalling services to marketers and distributors of liquid asphalt and asphalt-related products. We do not take title to the product. We lease certain facilities for operation by our customers and at some facilities we process, blend and manufacture products to meet our customers’ specifications. Our terminal network consists of 53 facilities located coast-to-coast throughout the United States.

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

Crude Oil Industry

We provide crude oil gathering, marketing, transportation and terminalling services to producers, marketers and refiners of crude oil products. The market we serve, which begins at the source of production and extends to the point of distribution to the end user customer, is commonly referred to as the “midstream” market. Our crude oil operations are located primarily in Oklahoma and Kansas, where there are extensive crude oil production operations in place, and our assets extend from gathering systems and trucking networks in and around producing fields to transportation pipelines carrying crude oil to logistics hubs, such as the Cushing Interchange, where we have terminalling facilities that aid our customers in managing their crude oil.

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
Blueknight Energy Partners, L.P. Basin Pipeline System
BP p.l.c. Centurion Pipeline, L.P. Enbridge Inc.
Enterprise Products Partners L.P. Magellan Midstream Partners, L.P. NGL Energy Partners, L.P.
Plains All American Pipeline, L.P.
SemGroup Corporation
Energy Transfer Partners
 Pony Express Pipeline
TransCanada Corp.
White Cliffs Pipeline, LLC

Blueknight Energy Partners, L.P. ConocoPhillips Deeprock Energy Resources LLC Enbridge Inc.
Enterprise Products Partners L.P.
Kinder Morgan, Inc.
Magellan Midstream Partners, L.P.
NGL Energy Partners, L.P.
Plains All American Pipeline, L.P.
 SemGroup Corporation
Energy Transfer Partners
TransCanada Corp.

Blueknight Energy Partners, L.P.
BP p.l.c.
Centurion Pipeline, L.P. ConocoPhillips Diamond Pipeline, LLC Marathon Pipe Line, LLC Magellan Midstream Partners, L.P.
NGL Energy Partners, L.P.
Osage Pipeline Company, LLC
Plains All American Pipeline, L.P.
SemGroup Corporation
Seaway Crude Pipeline Company LLC Energy Transfer Partners
TransCanada Corp.

With our pipeline and terminalling infrastructure, we have the ability to receive and/or deliver, directly or indirectly, to almost all pipelines and terminals within the Cushing Interchange.

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

Asphalt Terminalling Services

With approximately 8.8 million barrels of asphalt cement storage capacity, we are able to provide our customers the ability to effectively manage their liquid asphalt inventories while allowing significant flexibility in their processing and marketing activities. As of March 1, 2019, we have 53 terminals located in 26 states and, as such, are well-positioned to provide asphalt terminalling services in the market areas we serve throughout the continental United States.

We serve the asphalt industry by providing our customers access to their market areas through a combination of leasing our liquid asphalt facilities and providing terminalling services at certain facilities. We generate revenues by charging a fee for the lease of a facility or for services provided as asphalt products are terminalled in our facilities.

As of March 1, 2019, we have leases and storage agreements relating to all of our 53 asphalt facilities.  These agreements have, on average, approximately four years remaining under their terms. Six of the agreements expire by the end of 2019, and the remaining agreements expire at varying times thereafter, including 23 that expire in 2023. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. We operate the asphalt facilities that are contracted by storage, throughput and handling agreements, while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

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

The following table provides an overview of our asphalt facilities as of March 1, 2019:

Location	Number of Facilities	Total Tankage (in thousands of bbls)(1)
Alabama	1	295
Arizona	1	66
Arkansas	1	21
California	1	66
Colorado	4	401
Georgia	2	192
Idaho	1	285
Illinois	2	232
Indiana	1	156
Kansas	5	662
Missouri	3	662
Mississippi	1	202
Montana	1	123
Nebraska	1	292
New Jersey	1	459
Nevada	1	280
North Carolina	1	243
Ohio	1	38
Oklahoma	7	1,420
Pennsylvania	1	59
Tennessee	4	770
Texas	4	248
Utah	2	300
Virginia	2	635
Washington	3	468
Wyoming	1	220
Total	53	8,795
_______________
(1)    Total tankage refers to the approximate total capacity of all tanks.

Our asphalt assets range in age from one year to over 50 years, and we expect that our storage tanks and related assets will have an average remaining life in excess of 20 years.

Significant Customers.  For the year ended December 31, 2018, Ergon accounted for at least 40% but not more than 45% of our total asphalt terminalling services revenue. Associated Asphalt and Delek US Holdings, Inc. each accounted for at least 10% but not more than 15% of asphalt terminalling services revenue in 2018.  The loss of any of those customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our asphalt terminalling services revenue during 2018. As of March 1, 2019, we have storage, throughput and handling agreements or operating leases with Ergon for 23 of our asphalt facilities. For more information regarding the Ergon agreements, please see “Item 13-Certain Relationships and Related-Party Transactions, and Director Independence-Agreements with Related Parties and Affiliates.”

Crude Oil Terminalling Services

With approximately 6.9 million barrels of above-ground crude oil terminalling facilities, we are able to provide our customers with the ability to effectively manage their crude oil inventories and enhance flexibility in their marketing and operating activities. Our crude oil terminalling assets are located throughout our core operating areas, with the majority of our crude oil terminalling assets strategically located at the Cushing Interchange.

Our crude oil terminalling assets receive crude oil products from pipelines or trucks, including those owned by us, and distribute those products to interstate common carrier pipelines and regional independent refiners, among other third parties.  Our crude oil terminals derive most of their revenues from terminalling fees charged to customers.

As of March 11, 2019, we have approximately 5.7 million barrels of crude oil storage under service contracts, including 3.5 million barrels of crude oil storage contracts that expire in 2019. The remaining terms on the service contracts range from 4 months to 34 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract, and an additional 0.5 million barrels are under an intercompany contract. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace.

The table below sets forth the total average barrels stored at and delivered out of our Cushing terminal in each of the periods presented, and the total storage capacity at our Cushing terminal and at our other terminals at the end of such periods:

	Year ended December 31,
	2017	2018
	(in thousands)
Average crude oil barrels stored per month at our Cushing terminal	5,413	1,275
Average crude oil delivered (Bpd) to our Cushing terminal	41	48
Total storage capacity at our Cushing terminal (barrels at end of period)	6,600	6,600
Total other storage capacity (barrels at end of period)	337	322

The following table outlines the location of our crude oil terminals and their storage capacities and number of tanks as of December 31, 2018:

Location	Storage Capacity (thousands of barrels)	Number of Tanks
Cushing, Oklahoma	6,600	34
Other(1)	322	111
Total	6,922	145
_______________
(1)    Consists of miscellaneous storage tanks located at various points along our pipeline systems.

Cushing Terminal.  One of our principal assets is our Cushing terminal, which is located within the Cushing Interchange in Cushing, Oklahoma. Currently, we own and operate 34 crude oil storage tanks with approximately 6.6 million barrels of storage capacity at this location. We own approximately 50 additional acres of land within the Cushing Interchange that is available for future expansion.

Our Cushing terminal was constructed over the last 50 years and has an expected remaining life of at least 20 years. Over 90% of our total storage capacity in our Cushing terminal has been built since 2002. We estimate that our storage tanks have a weighted average age of 15 years.

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

Our Cushing terminal can receive crude oil from our Mid-Continent pipeline system as well as other terminals owned by Magellan Midstream Partners, Enterprise Products Partners, Sunoco Logistics Partners, Plains All American Pipeline, L.P., Seaway Crude Pipeline Company, LLC, Enbridge Inc., SemGroup Corporation, Deeprock Energy Resources, LLC as well as truck stations. Our Cushing terminal’s pipeline connections to major markets in the Mid-Continent region provide our customers with marketing flexibility. Our Cushing terminal can deliver crude oil via pipeline and, in the aggregate, is capable of receiving and/or delivering approximately 350,000 Bpd of crude oil.

Significant Customers.  For the year ended December 31, 2018, Vitol accounted for at least 25% but not more than 30% of our total crude oil terminalling revenue, and Citigroup Energy, Inc. and Sunoco Logistics Partners LP each accounted for at least 20% but not more than 25% of our total crude oil terminalling revenue.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil terminalling revenue during 2018.

Crude Oil Pipeline Services

We own and operate a crude oil transportation system in the Mid-Continent region of the United States with a total length of approximately 646 miles. In addition, we purchase crude oil at production leases in Oklahoma, and we market those barrels primarily at the Cushing Interchange.

System	Asset Type	Approximate Length (miles)	Average Throughput for Year Ended December 31, 2017 (Bpd)	Average Throughput for Year Ended December 31, 2018 (Bpd)	Pipe Diameter Range
Mid-Continent	Gathering and transportation pipelines	646	21,931	24,967	4” to 20”

Mid-Continent Pipeline System.  Our Mid-Continent pipeline system provides access to our Cushing terminal and other storage facilities. Our Mid-Continent pipeline system consists of approximately 646 miles of various sized pipeline, and has a capacity of approximately 50,000 Bpd. The majority of the Mid-Continent pipeline system is located in Oklahoma. Crude oil delivered into the Oklahoma portion of our Mid-Continent pipeline system is transported to our Cushing terminal or delivered to local area refiners. The Mid-Continent pipeline system also includes an approximately 35-mile gathering and transportation system in the Texas Panhandle near Dumas, Texas. Crude oil collected through the Texas Panhandle portion of our Mid-Continent system is transported by pipeline to a station where it is then delivered to market via tanker truck.

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

 East Texas Pipeline System. We previously owned and operated the East Texas pipeline system, which is located in Texas. In April 2017, we sold the East Texas pipeline system. At closing of the sale, we received cash proceeds of approximately $4.8 million and recorded a gain of less than $0.1 million.

Significant Customers. For the year ended December 31, 2018, BP Products North America, Inc.; Enterprise Crude Pipeline, LLC; Continental Resources, and Vitol each accounted for at least 10% but not more than 25% of crude oil pipeline services revenue.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our crude oil pipeline services revenue during 2018.

Crude Oil Trucking Services

On April 24, 2018, we sold the producer field services business. As a result of the sale of the producer field services business, the Partnership changed the name of the crude oil trucking and producer field services operating segment to crude oil trucking services during the second quarter of 2018. See Note 8 to our consolidated financial statements for additional information.

To complement our pipeline gathering, marketing and transportation business, we use our approximately 60 owned or leased tanker trucks, which have an average tank size of approximately 200 barrels, to move crude oil to aggregation points, pipeline injection stations and storage facilities. Our tanker trucks moved an average of 21,000 Bpd and 27,000 Bpd for the years ended December 31, 2017 and 2018, respectively, from wellhead locations not served by pipeline gathering systems. The following table outlines the distribution of our trucking assets among our operating areas as of March 11, 2019:

Location	Number of Trucks
Oklahoma	40
Kansas	10
Texas	10
Total	60

Significant Customers. For the year ended December 31, 2018, MV Purchasing, LLC accounted for at least 35% but not more than 40% and Devon Gas Services, LP accounted for at least 10% but not more than 15% of crude oil trucking services revenue.  The loss of either of these customers could have a material adverse effect on our business, cash flows and results of operations.  In addition, approximately 25% of crude oil trucking services revenue for the year ended December 31, 2018, were earned by providing services to our crude oil pipeline services segment. No other customer accounted for more than 10% of our crude oil trucking services revenue during 2018.

Competition

We compete with national, regional and local liquid asphalt terminalling companies and crude oil gathering, storage and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience.  We are subject to competition from other crude oil gathering, pipeline transportation, terminalling operations and trucking operations that may be able to supply our customers with the same or comparable services on a more competitive basis.

The asphalt industry is highly fragmented and regional in nature. Participants range in size from major oil companies to small family-owned businesses.  Participants in the asphalt business include refiners such as BP p.l.c., Flint Hills Resources, L.P., CHS, Inc., ExxonMobil Corporation, ConocoPhillips Co., NuStar Energy L.P., Ergon Refining, Inc., Marathon Petroleum Company LLC, Alon USA LP, Suncor Energy Inc. and Valero Energy Corporation; resellers such as Associated Asphalt Partners, LLC, Idaho Asphalt Supply, Inc. and Asphalt Materials, Inc.; and large road construction firms such as Old Castle Materials, Inc. and Colas SA. We compete for asphalt terminalling services with the national, regional and local industry participants as well as with liquid asphalt terminalling companies, including the major integrated oil companies and a variety of others, such as KinderMorgan Inc., International-Matex Tank Terminals and Houston Fuel Oil Terminal Company.

With respect to our crude oil gathering and transportation services, our competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., Magellan Midstream Partners, L.P., Sunoco Logistics Partners L.P. and Rose Rock Midstream Partners, L.P., among others. With respect to our crude oil terminalling services, our competitors include Magellan Midstream Partners, L.P., Enbridge Inc., Enterprise Products Partners L.P., Plains All American Pipeline, L.P. and Rose Rock Midstream Partners, L.P., among others.  Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners L.P., Sunoco Logistics Partners L.P., Magellan Midstream Partners, L.P. and Rose Rock Midstream Partners, L.P.  Our ability to compete could be harmed by factors we cannot control, including:

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

Pipeline Regulation

We currently do not offer transportation services regulated by the Federal Energy Regulatory Commission (“FERC”). Our pipeline segments are subject to regulatory enforcement by the U.S. Department of Transportation’s (“DOT”) Pipeline Hazardous Materials Safety Administration (“PHMSA”).

Gathering and Intrastate Pipeline Regulation.  All intrastate pipelines in the state of Oklahoma are regulated by the Oklahoma Corporation Commission (the “OCC”). In the states in which we operate, regulation of crude gathering facilities and intrastate crude pipeline facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.

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

Environmental, Health and Safety Risks

General.  Our midstream crude oil gathering, transportation and terminalling operations, as well as our asphalt assets, are subject to stringent federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to protection of the environment, health and safety. Various permits or other authorizations are required under these laws for the operation of our terminals, pipelines and related operations, and may be subject to revocation, modification and renewal. These laws and regulations may also require notice to stakeholders of proposed and ongoing operations; require the installation of expensive pollution control equipment; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with transporting through pipelines; or establish specific safety and health criteria addressing worker protection. As with liquid asphalt and midstream industries generally, compliance with current and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and/or criminal penalties, the imposition of investigatory and remedial liabilities and issuance of injunctions that may restrict or prohibit some or all of our operations. We believe that our operations are in substantial compliance with applicable laws, regulations and permits. However, environmental laws and regulations are subject to change, along with varying degrees of interpretation and departmental policies, resulting in potentially more stringent requirements. The recent legislative and regulatory trend has been to place increasingly stringent restrictions and limitations on activities that may affect the environment. Federal, state or local administrative decisions, developments in the federal or state court systems or other governmental or judicial actions may influence the interpretation and/or enforcement of environmental laws and regulations and may thereby increase compliance costs. Although we are not currently aware of any material effects that compliance with current and future environmental laws and regulations will have on our results of operations, financial position or cash flows, we cannot provide any assurance that such costs will not result in such material effects in the future.

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

Water.  The federal Clean Water Act (“CWA”) and analogous state and local laws impose restrictions, strict controls and permitting requirements on the discharge of pollutants into waters of the United States and state waters. We note that the term “waters of the United States” is already broadly construed and, in 2015, the United States Environmental Protection Agency (“EPA”) and U.S. Army Corps of Engineers adopted a rule to clarify the meaning of the term “waters of the United States.” Many interested parties believe that the rule expands federal jurisdiction under the CWA. In January 2018, the Supreme Court ruled that district courts have jurisdiction over challenges to the rule, and the EPA has instituted rulemakings to both delay the effective date of the rule and to repeal the rule. In August 2018, the U.S. District Court for the District of South Carolina issued a nationwide injunction against EPA’s rule delaying implementation of the WOTUS definition. Pursuant to the court’s order, the 2015 Clean Water Rule is now in effect in a minority of states, the District of Columbia, and the U.S. territories. Litigation surrounding this rule is ongoing. More recently, in December 2018, the EPA and the U.S. Army Corps of Engineers released a proposal to revise the 2015 Clean Water Rule so as to narrow the regulatory definition of waters of the U.S. The CWA and analogous laws provide significant penalties for unauthorized discharges and impose substantial potential liabilities for cleaning up releases into water. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. We believe that we are in substantial compliance with any such applicable state requirements.

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

Air Emissions.  Our operations are subject to the federal Clean Air Act (“CAA”), as amended, as well as to comparable state and local laws. We believe that our operations are in substantial compliance with applicable laws in those areas in which we operate. Amendments to the CAA enacted in 1990 imposed a federal operating permit requirement for major sources of air emissions. Our crude oil terminal located in Cushing, Oklahoma holds such a permit, which is referred to as a “Title V permit.”  The EPA approved final rules under the CAA that established new air emission controls for oil and natural gas production, pipelines and processing operations that took effect on October 15, 2012. To respond to challenges, the EPA revised certain aspects of the rules and has indicated it may reconsider other aspects. The EPA finalized a rule, which took effect August 2, 2016, to set standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector, including transmission. The EPA is currently engaged in rulemaking to stay the effective date of the rule. On September 11, 2018, the EPA also proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, and expects to “significantly reduce” the regulatory burden of the rule in doing so. The costs of compliance with any modified or newly issued rules cannot be predicted. The Obama administration also announced in January 2015 that other federal agencies, including the Bureau of Land Management (“BLM”), PHMSA and the Department of Energy, will impose new or more stringent regulations on the oil and gas sector that are said to have the effect of reducing methane emissions. For example, the BLM adopted rules that took effect on January 17, 2017, to reduce venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian leases. In December 2017, implementation of this rule was delayed until January 2019, and in September 2018 the BLM proposed a revised rule which scaled back the waste-prevention requirements of the 2016 rule. Environmental groups sued in federal district court a day later to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain. Compliance with these rules could result in additional compliance costs for us and for others in our industry. In response to these and other regulatory developments, we may be required to incur certain capital expenditures in the next several years for air pollution control equipment and operational changes in connection with obtaining or maintaining permits and approvals and complying with applicable regulations addressing air emission related issues. However, the status of recent and future rules and rulemaking initiatives under the new administration is uncertain. Although we can provide no assurance, we believe future compliance with the CAA, as currently amended, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Employees

As of December 31, 2018, we had approximately 285 employees.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.

Financial Information about Segments

Information regarding our operating revenues, profit and loss and identifiable assets attributable to each of our segments is presented in Note 21 to our consolidated financial statements included in this annual report on Form 10-K.

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

In order to make cash distributions on our Preferred Units at the preference distribution rate of $0.17875 per unit per quarter, or $0.715 per unit per year, and on our common units at the current quarterly distribution of $0.08 per unit per quarter, or $0.32 per unit per year, we will require available cash of approximately $9.7 million per quarter, or $38.8 million per year. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions on our Preferred Units at the preference rate or on our common units at the current quarterly distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described herein.

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

We have a total of 6.6 million barrels of storage capacity at the Cushing terminal. Customer storage contracts for 3.5 million barrels of storage at this location are month-to-month or expire in 2019. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace.  In addition, to the degree that we operate outside of long-term contracts, our revenues can be significantly more volatile than would be the case with a pricing structure negotiated through a long-term storage contract. If we cannot successfully renew significant contracts or must renew them on less favorable terms, our revenues from these arrangements could decline, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on certain key customers for a portion of our revenues and are exposed to credit risks of these customers. The loss of or material nonpayment or nonperformance by any of these key customers could adversely affect our financial condition, results of operations and cash flows.

We rely on certain key customers for a portion of our revenues. For example, Ergon Asphalt and Emulsion, Inc., a wholly-owned subsidiary of Ergon, Inc., represented approximately $48.1 million, or 42%, of our total asphalt terminalling services revenue in 2018. Vitol represented approximately $3.7 million, or 30%, of our total crude oil terminalling revenue, $32.9 million, or 13%, of our crude oil pipeline services revenue and $1.5 million, or 8%, of our total crude oil trucking services revenue in 2018. Vitol and Ergon are private companies and we have limited information regarding their financial condition.  Vitol and Ergon comprised 27% and 3%, respectively, of total accounts receivable at December 31, 2018.

In addition to Vitol and Ergon, we have other key customers. Associated Asphalt and Delek US Holdings, Inc. accounted for at least 10% but not more than 15% of total asphalt terminalling services revenue in 2018. Citigroup Energy, Inc. and Sunoco Logistics Partners LP each accounted for at least 20% but no more than 25% of total crude oil terminalling revenue in 2018. MV Purchasing, LLC accounted for at least 35% but not more than 40% and Devon Gas Services, LP accounted for at least 10% but not more than 15% of crude oil trucking services revenue in 2018. BP Products North America, Inc.; Enterprise Crude Pipeline, LLC and Continental Resources each accounted for at least 10% but no more than 25% of total crude oil pipeline services revenue in 2018.  BP Products North America, Inc.; Enterprise Crude Pipeline, LLC; Continental Resources and Atlantic Trading & Marketing, Inc. each comprised at least 10% but not more than 20% of total accounts receivable at December 31, 2018. These balances all related to our crude oil marketing business, and were paid in full within 30 days of year end.

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

As of December 31, 2018, we had approximately $266.8 million in outstanding indebtedness, including approximately $1.2 million in outstanding letters of credit, under our $400.0 million credit agreement.  Our level of debt under the credit agreement could have important consequences for us, including the following:

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

As of March 11, 2019, we have aggregate unused credit availability under our credit agreement of approximately $145.2 million, although our ability to borrow such funds may be limited by the financial covenants in our credit agreement, and cash on hand of approximately $2.3 million. Our ability to access the public capital markets on terms acceptable to us or at all may be limited due to, among other things, commodity price volatility and deterioration, general economic conditions, rising interest rates, capital market volatility, the uncertainty of our future cash flows, adverse business developments and other contingencies.  In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower than it otherwise would be due to these uncertainties.  The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets on terms acceptable to us or at all, and may increase significantly the costs of financing our growth potential.

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

We are exposed to commodity price volatility.

Our crude oil marketing activities conducted in our crude oil pipeline services segment have direct exposure to changes in crude oil prices.  Typically, the volume of crude oil we purchase in a given month will be sold in the same month. However, we may have market price exposure for inventory that is carried over month-to-month as well as pipeline linefill we maintain. We may also be exposed to price risk with respect to the differing qualities of crude oil we transport and our ability to effectively blend them to market specifications. In addition, the volumes of liquid asphalt and crude oil we terminal, gather or transport are affected by commodity prices because many of our customers have direct commodity price exposure.  Many of our customers have been, and continue to be, adversely affected by significant changes in commodity prices. If our customers continue to be negatively impacted by commodity price volatility, a sustained period of depressed commodity prices or other adverse conditions of the energy industry, they may, among other things, decrease the amount of services that we provide to them.  The prices of liquid asphalt and crude oil are inherently volatile, and we expect this volatility to continue.  Any significant reduction in the amount of services we provide to our customers would have a material adverse effect on our results of operations and cash flows.

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

As of March 1, 2019, we had leases or storage agreements with third-party customers relating to each of our 53 asphalt facilities.  Lease or storage agreements related to six of these facilities have terms that expire by the end of 2019.  We may not be able to renew or extend our existing contracts or enter into new leases or storage agreements when such contracts expire on terms acceptable to us or at all.  In addition, certain key customers account for a significant portion of our asphalt terminalling services revenues, the loss of which could result in a significant decrease in revenues from our asphalt operations.  A significant decrease in the revenues we receive from our asphalt operations could result in violations of covenants under our credit agreement and could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

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

Our ability to grow in the future will depend, in part, on our ability to make acquisitions that result in an increase in the cash generated per unit from operations.  Ergon has indicated that it views us as a vehicle of growth in the midstream sector.  We cannot say with any certainty whether or not Ergon will pursue future acquisition or expansion opportunities in the midstream energy space with us, or if we will choose to pursue any such opportunity Ergon presents.

We may also make acquisitions directly from third parties.  If we are unable to make accretive acquisitions because we are (i) unable to acquire projects when they are available; (ii) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them; (iii) unable to obtain financing for these acquisitions on economically acceptable terms; or (iv) outbid by competitors, then our future growth and ability to increase distributions may be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

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

We may incur significant costs and liabilities as a result of pipeline design, construction, operation, and maintenance regulations, including pipeline integrity management program requirements and any necessary pipeline repair or preventative or remedial measures, which could have a material adverse effect on our results of operations.

Our pipeline operations are subject to pipeline safety laws and regulations administered by PHMSA of the United States Department of Transportation (DOT), and enforced by OCC. PHMSA has promulgated comprehensive pipeline safety regulations for hazardous liquids under 49 Code of Federal Regulations Part 195. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance, and operation of our pipelines. These laws and regulations, among other things, include requirements to monitor and maintain our pipelines, and determine the pressures at which our pipelines can operate.

Also included in the comprehensive regulatory scheme are regulations requiring pipeline operators to develop integrity management programs for pipelines that could affect “high consequence areas” including populated areas, areas that are unusually sensitive to environmental damage and commercially navigable waterways. The regulations require operators of covered pipelines to:

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

We incur environmental costs and liabilities in connection with the handling of hydrocarbons and solid wastes. We currently own, operate or lease properties which for many years have been used for asphalt activities and midstream activities, including properties in and around the Cushing Interchange. Activities by us or by prior owners, lessees or users of these properties over whom we had no control may have resulted in the spill or release of hydrocarbons or solid wastes on or under the properties for which we may incur liability. Additionally, some sites we own or operate are located near current or former terminal and pipeline operations, and there is a risk that contamination has migrated from those sites to ours. Increasingly strict environmental laws, regulations and enforcement policies, as well as claims for damages and other similar developments, could result in significant costs and liabilities, and our ability to make distributions to our unitholders could suffer as a result. Please see “Item 1-Business-Environmental, Health, and Safety Risks” for more information.

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

Adoption of legislation and regulatory measures targeting GHG emissions or legal or other action taken by public or private entities related to climate change could affect our operations, expose us to significant costs and liabilities, and reduce demand for the products we transport.

The crude oil and petroleum-based product business is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Federal legislation requiring GHG controls has been considered in the past but has not been enacted.  The EPA has adopted regulations under existing provisions of the CAA which require PSD pre-construction permits and Title V operating permits for GHG emissions from certain large stationary sources. These EPA rulemakings could affect our operations by effectively reducing demand for motor fuels from crude oil and could affect our ability to obtain air permits for new or modified facilities. Furthermore, in 2009, the EPA adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. Monitoring obligations began in 2010 and the emissions reporting requirements took effect in 2011. Some of our facilities include natural gas-fired combustion units which may become subject to these rules. These facilities are required to annually calculate their GHG emissions to determine whether they trigger reporting and monitoring requirements. To date, none of our facilities have exceeded the thresholds established for reporting or monitoring requirements. Although these rules do not control GHG emission levels from any of our facilities, it has caused us to incur monitoring and reporting costs relating to GHG emissions.  We also note, as previously mentioned, that the EPA finalized rules that took effect in August 2016 to set standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector, including transmission. However, the EPA is currently engaged in rulemaking to stay the effective date of and reduce the regulatory burden of these rules. We continue to monitor and review these regulations to determine future impacts, including potential reporting requirements. Legislation and regulations relating to control or reporting of GHG emissions are also in various stages of discussions or implementation in many of the states in which we operate.

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

In addition to potential impacts on our business directly or indirectly resulting from climate change legislation or regulations, our business also could be negatively affected by climate-related physical changes or changes in weather patterns.  A loss of coastline in the vicinity of our facilities or an increase in severe weather patterns could result in damages to or loss of our physical assets, impact our ability to conduct operations and/or result in a disruption of our customers’ operations.  These kinds of physical changes could also affect entities that provide goods and services to us and indirectly have an adverse effect on our business as a result of increases in costs or availability of goods and services.  Changes of this nature could have a material adverse impact on our business. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits brought by public and private entities against oil and gas companies in connection with their greenhouse gas emissions. Should we be targeted by any such litigation, we may incur liability which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

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

Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. If we cannot provide timely and reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continue to enhance our internal controls and financial reporting capabilities. These enhancements require a significant commitment of resources, personnel and the development and maintenance of formalized internal reporting procedures to ensure the reliability of our financial reporting. Our efforts to update and maintain our internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting now or in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective controls or difficulties encountered in the effective improvement of our internal controls could prevent us from timely and reliably reporting our financial results and may harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information. In addition, the Financial Accounting Standards Board or the SEC could enact new accounting standards that might affect how we are required to record revenues, expenses, assets and liabilities. Any significant change in accounting standards or disclosure requirements could have a material effect on our business, results of operations, financial condition and ability to comply with our debt obligations.

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

•	Our General Partner is allowed to consider the interests of parties other than us and our unitholders, such as Ergon and its affiliates, in resolving conflicts of interest.

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

•
Our General Partner may decide to receive a quantity of our Class B units in exchange for resetting the target distribution levels related to its incentive distribution rights without the approval of the conflicts committee of our General Partner or our unitholders.

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

It will be difficult for our public unitholders to remove our General Partner without its consent because our General Partner and its affiliates own a substantial number of our units. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the General Partner. As of March 11, 2019, Ergon owned approximately 28.2% of our aggregate outstanding Preferred Units and common units.

Affiliates of our General Partner may sell units in the public markets, which sales could have an adverse impact on the trading price of the units.

As of March 11, 2019, the executive officers and directors of our General Partner beneficially own an aggregate of 1,078,187 common units and 400 Preferred Units and Ergon owns 3,049,187 common units and 18,312,968 Preferred Units. The sale of these units in the public markets could have an adverse impact on the public trading price of the units or on any trading market that may develop.

Our General Partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of any class of units then outstanding, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of such class of units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. As of March 11, 2019, Ergon owned 52.1% of our outstanding Preferred Units.

Holders of our Preferred Units have a distribution preference and a liquidation preference, which may adversely impact the value of our common units.

The Preferred Units rank prior to our common units as to both distributions of available cash and distributions upon liquidation.  Holders of our Preferred Units are entitled to preferred quarterly distributions of $0.17875 per unit per quarter (or $0.715 per unit on an annual basis).  If we fail to pay in full any distribution on our Preferred Units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full.  If we are liquidated, we may not have sufficient funds remaining after payment of amounts to our creditors and to holders of our Preferred Units to make any distribution to holders of our common units.

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

We have the right in certain circumstances to force the conversion of all outstanding Preferred Units to common units.  These circumstances include a situation in which if the holders of a certain number of Preferred Units elect to convert the Preferred Units that they hold to common units, we could then force all remaining outstanding Preferred Units to convert to common units.  Ergon, the owner of our General Partner, owns enough Preferred Units such that if they were all converted to common units, we would be able to exercise this mandatory conversion right.  In addition, we also have the right to force the conversion of the outstanding Preferred Units at any time if (i) the daily volume-weighted average trading price of our common units is greater than $8.45 for 20 out of the trailing 30 trading days ending two trading days before we furnish notice of conversion and (ii) the average trading volume of our common units has exceeded 20,000 common units for 20 out of the trailing 30 trading days ending two trading days before we furnish notice of conversion. In addition, the conversion provisions may be modified with the consent of a majority of the outstanding Preferred Units. As of March 11, 2019, Ergon owned 52.1% of our outstanding Preferred Units and has the ability to consent to amendments to such conversion provisions. As a result, our preferred unitholders may be required to convert their Preferred Units at an undesirable time and may not receive their expected return on investment.

Ergon, as the holder of a majority of the outstanding Preferred Units, has the ability to consent to the amendments to the provisions of the Preferred Units.

The Preferred Units have voting rights that are identical to the voting rights of common units and vote with the common units as a single class, so that each Preferred Unit is entitled to one vote for each common unit into which such Preferred Unit is convertible on each matter with respect to which each common unit is entitled to vote. In addition, the approval of a majority of the Preferred Units, voting separately as a class, is necessary on any matter that adversely affects any of the rights of the Preferred Units or amends or modifies the terms of the Preferred Units in any material respect or affects the holders of the Preferred Units disproportionately in relation to the holders of common units, including, without limitation, any action that would (i) reduce the distribution amount to the Preferred Units or change the time or form of payment of distributions, (ii) reduce the amount payable to the Preferred Units upon the liquidation of our partnership, (iii) modify the conditions relating to the conversion of the Preferred Units or (iv) issue any equity security that, with respect to distributions or rights upon liquidation, ranks equal to or senior to the Preferred Units or issue any additional Preferred Units. As of March 11, 2019, Ergon owned 52.1% of our outstanding Preferred Units and has the ability to consent to amendments to the terms of the Preferred Units without the consent of other unitholders.

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

Our ability to deduct business interest is limited.

Our ability to deduct interest on indebtedness (including, under certain proposed regulations, regular distributions on our preferred units) properly allocable to our trade or business (which excludes investment interest) will be limited to an amount equal to the sum of (i) our business interest income during the taxable year and (ii) 30% of our adjusted taxable income for such taxable year. For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization; for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes. Disallowed interest (and perhaps regular payments) deductions will be allocated to our unitholders and will be available to offset our future excess taxable income allocated to such unitholders. A unitholder’s tax basis in our interests will be reduced by the amount of disallowed interest (and perhaps regular payments) deductions allocated to such unitholder, even if such amounts do not give rise to a deduction to the unitholder in that taxable year. Such unitholder’s tax basis in its partnership interests will be subsequently increased immediately prior to any disposition by such unitholder of its interest in us in an amount equal to the difference between the prior basis reduction and the amount of the disallowed interest (and perhaps regular payments) that has subsequently been used to offset excess taxable income of the unitholder.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in certain of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in several states, most of which currently impose income taxes on corporations, and many of which impose income taxes on other entities and nonresident individuals.  We may own property or conduct business in other states or foreign countries in the future. It is each unitholder’s responsibility to file all federal, state, local and foreign tax returns. Under the tax laws of some states where we conduct business, we may be required to withhold a percentage from amounts to be distributed to a unitholder who is not a resident of that state. For example, in the case of Oklahoma, we are required to report annual tax information about our non-Oklahoma resident unitholders with income in excess of five hundred dollars or withhold an amount equal to 5% of the portion of our distributions to unitholders which is deemed to be the Oklahoma share of our income.

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

Item 3.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 18 to our consolidated financial statements and is incorporated herein by reference thereto.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II. OTHER INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our common units are traded on the Nasdaq Global Market under the symbol “BKEP” and our Preferred Units are traded on the Nasdaq Global Market under the symbol “BKEPP”.

On March 7, 2019, there were 40,714,857 common units outstanding, held by approximately 770 unitholders of record and 35,125,202 Preferred Units outstanding held by approximately 3 unitholders of record.  The actual number of unitholders is greater than the number of holders of record.  Ergon holds 7.5% of the common units and 52.1% of the Preferred Units.

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

•	thereafter, in the manner described in “General Partner Interest and Incentive Distribution Rights” below.

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

Unregistered Sales of Securities

None.

Item 6.    Selected Financial Data.

The following table shows selected historical financial and operating data of Blueknight Energy Partners for the annual periods and as of the dates presented.

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

	2014	2015	2016	2017	2018
Statements of Operations Data:	(in thousands, except for per unit data)
Service revenue:
Third-party revenue	$139,426	$137,415	$126,215	$113,772	$58,756
Related-party revenue(1)	42,788	39,103	30,211	56,688	22,131
Lease revenue:
Third-party revenue	—	—	—	—	42,067
Related-party revenue	—	—	—	—	25,961
Product sales revenue:
Third-party revenue	4,412	3,511	20,968	11,479	235,438
Related-party revenue	—	—	—	—	482
Total revenue	186,626	180,029	177,394	181,939	384,835
Costs and expenses:
Operating expense	134,184	127,974	111,091	123,805	113,890
Cost of product sales	61	3,231	14,130	8,807	126,776
Cost of product sales from related party	—	—	—	—	102,469
General and administrative expense	17,498	18,976	20,029	17,112	15,995
Asset impairment expense	—	21,996	25,761	2,400	53,068
Total costs and expenses	151,743	172,177	171,011	152,124	412,198
Gain (loss) on sale of assets	2,464	6,137	108	(975)	149
Operating income	37,347	13,989	6,491	28,840	(27,214)
Other income (expense):
Equity earnings (loss) in unconsolidated entity	883	3,932	1,483	61	—
Gain on sale of unconsolidated affiliate	—	—	—	5,337	2,225
Interest expense	(12,268)	(11,202)	(12,554)	(14,027)	(16,860)
Unrealized gain on investments	2,079	—	—	—	—
Income (loss) before income taxes	28,041	6,719	(4,580)	20,211	(41,849)
Provision for income taxes	469	323	260	166	198
Net income (loss)	$27,572	$6,396	$(4,840)	$20,045	$(42,047)
Allocation of net income (loss) for purpose of calculating earnings per unit:
General partner interest in net income	$641	$554	$433	$944	$(512)
Preferred interest in net income	$21,563	$21,564	$25,824	$25,115	$25,115
Net income (loss) available to limited partners	$5,368	$(15,722)	$(31,097)	$(6,014)	$(66,650)

Basic and diluted net income (loss) per common unit	$0.20	$(0.47)	$(0.87)	$(0.15)	$(1.61)

Cash distributions per unit to limited partners(2):
Paid	$0.52	$0.56	$0.58	$0.58	$0.45
Declared	$0.53	$0.57	$0.58	$0.58	$0.39
Cash distributions per unit to preferred partners:
Paid	$0.72	$0.72	$0.72	$0.72	$0.72
Declared	$0.72	$0.72	$0.72	$0.72	$0.72

Balance Sheet Data (at period end):
Property, plant and equipment, net	$310,163	$312,934	$307,334	$296,069	$248,261
Total assets	$364,395	$364,746	$375,663	$340,869	$323,304
Long-term debt and other long-term liabilities	$219,736	$247,548	$329,546	$312,542	$281,335
Total partners’ capital	$119,956	$87,219	$25,576	$4,684	$(6,896)
________________

(1)
Prior to the Ergon Change of Control (as previously defined), Vitol was a related party. Subsequent to the Ergon Change of Control, Ergon is a related party. For the years ended December 31, 2014, 2015, 2016, 2017 and 2018, we recognized revenues of $41.8 million, $37.8 million, $23.2 million, $21.5 million and $38.2 million, respectively, for services provided to Vitol. All amounts earned in 2014 and 2015 are classified as related-party revenues. For the year ended December 31, 2016, $17.9 million is classified as related-party revenues and $5.3 million is classified as third-party revenues. For the years ended December 31, 2017 and 2018, all amounts are classified as related-party revenues. For the years ended December 31, 2014, 2015, 2016, 2017 and 2018, we recognized revenues of $15.3 million, $15.5 million, $22.2 million, $56.4 million and $48.1 million, respectively, for services provided to

Ergon. All amounts earned in 2014 and 2015 are classified as third-party revenues. For the year ended December 31, 2016, $11.3 million is classified as third-party revenues and $10.9 million is classified as related-party revenues. All amounts earned in 2017 and 2018 are classified as related-party revenues.

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

Potential Impact of Crude Oil Market Price Changes and Other Factors on Future Revenues

The crude oil market price and the corresponding forward market pricing curve may fluctuate significantly from period to period. In addition, volatility in the overall energy industry and specifically in publicly traded midstream energy partnerships may impact our partnership in the near term. Factors include the overall market price for crude oil and whether or not the forward price curve is in contango (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time) or backwardated (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible), changes in crude oil production volume and the demand for storage and transportation capacity in the areas in which we serve, geopolitical concerns and overall changes in our cost of capital. As of March 11, 2019, the forward price curve is in a shallow contango. Potential impacts of these factors are discussed below.

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

Our Wilmington, North Carolina, asphalt facility was affected by Hurricane Florence in September 2018. Damage to the plant was primarily limited to the loss of insulation on multiple storage tanks. While the impairment of these assets reflected in the year ended December 31, 2018 is minimal due to the low net book value of the assets, costs in 2018 to replace the insulation and clean up debris were approximately $0.5 million, consisting of $0.4 million in maintenance capital expenditures and $0.1 million in maintenance expense. While we are pursuing insurance claims for this event, there can be no assurance of the amount or timing of any proceeds we may receive under such claims. The majority of revenues earned at the Wilmington facility are fixed fees; however, we estimate a loss of throughput revenues to have been less than $0.1 million as we were unable to deliver product out of the terminal for several weeks. In addition, our Bainbridge, Georgia, asphalt facility was affected by Hurricane Michael in October 2018, and damages were primarily limited to the loss of insulation on two storage tanks. Costs to replace the insulation and clean up debris in 2018 were approximately $0.3 million, consisting of $0.2 million in maintenance capital expenditures and $0.1 million in maintenance expense. We expect less than $0.1 million in additional costs related to these repairs for both facilities in 2019.

On July 12, 2018, we sold certain asphalt facilities, storage tanks and related real property, contracts, permits, assets and other interests located in Lubbock and Saginaw, Texas, and Memphis, Tennessee, to Ergon for a purchase price of $90.0 million.

Crude Oil Terminalling Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into a future month.  Since March of 2016, the crude oil curve has generally been in a shallow contango or backwardation. In these shallow contango or backwardated markets there is no clear incentive for marketers to store crude oil. A shallow contango or a backwardated market may impact our ability to re-contract expiring contracts and/or decrease the storage rate at which we are able to re-contract. As a result of the current shallow backwardation and overall demand for Cushing storage, we anticipate that we will continue to experience a challenging recontracting environment which may impact both the volume of storage we are able to successfully recontract and the rate at which we recontract.

Crude Oil Pipeline Services - A backwardated crude oil forward pricing curve tends to favor the crude oil pipeline transportation business as crude oil marketers are incentivized to transport crude oil to market for sale as soon as possible. However, our crude oil pipeline services business has been impacted recently by an out-of-service pipeline. Between April 2016 and July 2018, we had been operating one Oklahoma pipeline system, instead of two systems, providing us with a capacity of approximately 20,000 to 25,000 barrels per day (Bpd). In July 2018, we were able to restore service to a second system which has increased the transportation capacity of our pipeline systems by approximately 20,000 Bpd. The ability to fully utilize the capacity of these systems may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve.

In the last half of 2018, we increased the volumes of crude oil transported for our internal crude oil marketing operations with the objective of increasing the overall utilization of our Oklahoma crude oil pipeline systems. Typically, the volume of crude oil we purchase in a given month will be sold in the same month. However, we may have market price exposure for inventory that is carried over month-to-month as well as pipeline linefill we maintain. We may also be exposed to price risk with respect to the differing qualities of crude oil we transport and our ability to effectively blend them to market specifications. Despite the increase in transported volumes, operating margin in our crude oil pipeline segment was negative for 2018, and in December 2018, we evaluated our pipeline system for impairment and recorded an impairment expense of $40.7 million.

On May 10, 2018, we, together with affiliates of Ergon and Kingfisher Midstream, LLC (“Kingfisher Midstream”), a subsidiary of Alta Mesa Resources, Inc., announced the execution of definitive agreements to form Cimarron Express Pipeline, LLC (“Cimarron Express”). We have an agreement (the “Agreement”) with Ergon that gives each party rights concerning the purchase or sale of Ergon’s interest in Cimarron Express, subject to certain terms and conditions. Cimarron Express was formed to build a new 16-inch diameter, 65-mile crude oil pipeline running from northeastern Kingfisher County, Oklahoma to the Partnership’s Cushing, Oklahoma crude oil terminal, with an originally anticipated in-service date in the second half of 2019. Ergon formed a Delaware limited liability company, Ergon - Oklahoma Pipeline, LLC (“DEVCO”), which holds Ergon’s 50% membership interest in Cimarron Express. Under the Agreement, we have the right, at any time, to purchase 100% of the authorized and outstanding member interests in DEVCO from Ergon for the Purchase Price (as defined in the Agreement), which shall be computed by taking Ergon’s total investment in the Cimarron Express plus interest, by giving written notice to Ergon (the “Call”). Ergon has the right to require us to purchase 100% of the authorized and outstanding member interests of DEVCO for the Purchase Price (the “Put”) at any time beginning the earlier of (i) 18 months from the formation, May 9, 2018, of the joint venture company to build the pipeline, (ii) six months after completion of the pipeline, or (iii) the event of dissolution of Cimarron Express. Upon exercise of the Call or the Put, we and Ergon will execute the Member Interest Purchase Agreement, which is attached to the Agreement as Exhibit B. Upon receipt of the Purchase Price, Ergon shall be obligated to convey 100% of the authorized and outstanding member interests in DEVCO to us or our designee. As of December 31, 2018, neither Ergon nor the Partnership has exercised their options under the Agreement.

We and Ergon have been informed that Kingfisher Midstream has made the decision to suspend future investments in Cimarron Express as Kingfisher Midstream has determined that the anticipated volumes from the currently dedicated acreage, and the resultant project economics, do not support additional investment from Kingfisher Midstream. We and Ergon are evaluating the status of the investment in Cimarron Express.

As of December 31, 2018, Cimarron Express has spent approximately $30.6 million on the pipeline project, primarily related to the purchase of steel pipe and equipment, rights of way and engineering and design services, and has cash on hand of approximately $1.9 million. Cimarron Express recorded a $20.9 million impairment charge in the fourth quarter of 2018 to reduce the carrying amount of its assets to their estimated fair value. In addition to its capital contributions to Cimarron Express, Ergon’s interest in DEVCO includes internal Ergon labor and capitalized interest that bring its investment in DEVCO to approximately $17.6 million. Ergon recorded a $10.0 million other-than-temporary impairment on its investment in Cimarron Express as of December 31, 2018 to reduce its investment to its estimated fair value. As a result, we considered the SEC staff’s opinions outlined in SAB 107 Topic 5.T Accounting for Expenses or Liabilities Paid by Principal Stockholders. The Agreement was designed to have us, ultimately and from the onset, bear any risk of loss on the construction of the pipeline project and eventually own a 50% interest in the pipeline. As a result, we have recorded on a push down basis a $10.0 million impairment of Ergon’s investment in Cimarron Express in our consolidated results of operations during the year ended December 31, 2018, and a contingent liability payable to Ergon as of December 31, 2018.

We experienced a decrease in revenue on our former East Texas pipeline system as a result of an overall decrease in production in the area and the expiration of an incentive tariff on a section of the system. As a result of the decrease in revenues and resulting decline in market values, we recognized an impairment expense of $2.3 million related to our East Texas pipeline system in the fourth quarter of 2016. In April 2017, we sold the East Texas pipeline system. We received cash proceeds at closing of approximately $4.8 million and recorded a gain of less than $0.1 million.

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

In April 2017, Advantage Pipeline, L.L.C. (“Advantage Pipeline”), in which we owned an approximate 30% equity ownership interest, was acquired by a joint venture formed by affiliates of Plains All American Pipeline, L.P. and Noble Midstream Partners LP. We received cash proceeds at closing from the sale of our approximate 30% equity ownership interest in Advantage Pipeline of approximately $25.3 million and recorded a gain on the sale of the investment of $4.2 million. Approximately 10% of the gross sale proceeds were held in escrow, subject to certain post-closing settlement terms and conditions. We received approximately $1.1 million of the funds held in escrow in August 2017 and our remaining balance of $2.2 million in January 2018, for which we recognized an additional gain on sale of the unconsolidated affiliate in 2018.

Crude Oil Trucking Services - Crude oil trucking, while potentially influenced by the shape of the crude oil forward price curve, is typically impacted more by overall drilling and production activity and the ability to have the appropriate level of assets located properly to efficiently move the barrels to delivery points for customers.

In December 2017, we evaluated our producer field services business for impairment and recognized an impairment expense of $2.4 million to reduce the carrying amount of our assets to their estimated recoverable value. On April 24, 2018, we sold our producer field services business, which has been historically reported within the crude oil trucking services segment, and received cash proceeds at closing of approximately $3.0 million and recorded a gain of $0.4 million.

Recent Events

A time line of certain recent events is set forth below.

•
In December 2018, we evaluated our pipeline system for impairment and recorded an impairment expense of $40.7 million. We also recorded, on a push-down basis, an impairment expense of $10.0 million related to Ergon’s investment in Cimarron Express (see Note 14 to our consolidated financial statements for additional information related to this impairment expense).

•
On July 12, 2018, we sold certain asphalt facilities, storage tanks and related real property, contracts, permits, assets and other interests located in Lubbock and Saginaw, Texas and Memphis, Tennessee to Ergon for a purchase price of $90.0 million, subject to customary adjustments.

•
On June 28, 2018, the credit agreement was amended to, among other things, reduce the revolving loan facility from $450.0 million to $400.0 million and raise the maximum permitted consolidated total leverage ratio for 2018 and 2019.

•
On April 24, 2018, the Partnership sold its producer field services business. The Partnership received cash proceeds at closing of approximately $3.0 million and recorded a gain of $0.4 million. The sale of the producer field services business does not qualify as discontinued operations as it does not represent a strategic shift that will have a major effect on the Partnership’s operations or financial results.

•	On March 7, 2018, we acquired an asphalt facility located in Oklahoma from a third party for $22.0 million.

•
On December 1, 2017, we consummated a Purchase and Sale Agreement, dated as of November 22, 2017, among us and Ergon Asphalt & Emulsions, Inc. and Ergon Terminaling, Inc., both subsidiaries of Ergon, Inc., relating to the acquisition of an asphalt facility located in Bainbridge, Georgia, from Ergon Asphalt & Emulsions, Inc. and Ergon Terminaling, Inc. for a total purchase price of $10.2 million, consisting of 1,898,380 common units representing limited partner interests in us.

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

•	On October 5, 2016, we completed the Ergon Transactions which consisted of the following transactions and agreements:

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

◦
Ergon contributed nine asphalt facilities plus $22.1 million in cash in return for total consideration of approximately $144.7 million, which consisted of the issuance of 18,312,968 of Preferred Units in a private placement;

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

◦
we and Ergon entered into the Storage, Throughput and Handling Agreement under which we operate certain asphalt facilities, storage tanks and related real property, contracts, permits, and related assets previously owned by Ergon, and we store and terminal Ergon’s asphalt products in exchange for the payment of certain fees by Ergon. The term of the agreement began on October 5, 2016 and will continue for a period of seven years. The agreement will then continue on a year-to-year basis unless cancelled by either party by delivering not less than 180 days’ notice; and

◦
we entered into the Omnibus Agreement, dated October 5, 2016 (the “Omnibus Agreement”), with Ergon pursuant to which Ergon was granted a right of first offer with respect to the (i) Wolcott, Kansas Asphalt Terminal; (ii) Ennis, Texas Asphalt Terminal; (iii) Chandler, Arizona Asphalt/Emulsion Terminal; (iv) Mt. Pleasant, Texas Emulsion Terminal; (v) Pleasanton, Texas Emulsion Terminal; (vi) Birmingport, Alabama Asphalt/Polymer/Emulsion Terminal; (vii) Memphis, Tennessee Asphalt/Polymer/Emulsion Terminal; (viii) Nashville, Tennessee Asphalt/Polymer Terminal; (ix) Yellow Creek, Mississippi Asphalt Terminal; (x) Fontana, California Asphalt/Emulsion Terminal; and (xi) Las Vegas, Nevada Asphalt/Emulsion/Polymer Terminal (collectively, the “ROFO Assets”) to the extent that we, as the owner of the ROFO Assets, proposes to transfer such ROFO Asset while the Omnibus Agreement is in effect. In addition, the Omnibus Agreement also granted Ergon a right of first refusal to purchase the (i) Fontana, California Asphalt/Emulsion Terminal and (ii) Las Vegas, Nevada Asphalt/Emulsion/Polymer Terminal (together, the “ROFR Assets”) if any owner of the ROFR Assets proposes or intends to sell any ROFR Asset to a third party through the period ending December 31, 2018.

•
On July 26, 2016, we issued and sold 3,795,000 common units for a public offering price of $5.90 per unit, resulting in proceeds of approximately $21.2 million, net of underwriters’ discount and offering expenses of $1.5 million.

•
On July 19, 2016, we entered into a Second Amendment to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which amended the Amended and Restated Credit Agreement, dated as of June 28, 2013, with Wells Fargo Bank, National Association as administrative agent and the several lenders from time to time party thereto.

•
In June 2016, we evaluated the prospects of Knight Warrior, a previously announced East Texas Eaglebine/Woodbine crude oil pipeline project, and decided to not pursue development of the project due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil. Consequently, shipper commitments related to the project were canceled, and an impairment expense of $22.6 million related to the project was recognized in June 2016.

Our Revenues

Our revenues consist of (i) terminalling revenues, (ii) gathering and transportation revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. On October 5, 2016, Ergon acquired 100% of the outstanding voting stock of our General Partner from Vitol and Charlesbank. Beginning on October 5, 2016, revenue from services provided to Ergon is presented as related-party revenue and revenue from services provided to Vitol is presented as a third-party revenue. During the year ended December 31, 2018, we derived approximately $48.5 million of our revenues from services we provided to related parties, with $48.1 million and $0.4 million attributable to Ergon and Cimarron Express, respectively.

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

As of March 11, 2019, we have approximately 5.7 million barrels of crude oil storage under service contracts, including 3.5 million barrels of crude oil storage contracts that expire in 2019. The remaining terms on the service contracts range from 4 months to 34 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract, and an additional 0.5 million barrels are under an intercompany contract.

As of March 11, 2019, we have leases and terminalling agreements for all of our 53 asphalt facilities, including 23 facilities under contract with Ergon.  These agreements have, on average, approximately four years remaining under their terms. Six of the agreements expire by the end of 2019, and the remaining agreements expire at varying times thereafter, including 23 that expire in 2023. We operate the asphalt facilities pursuant to terminalling agreements while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

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

The following is a summary of our average gathering and transportation volumes for the periods indicated (in thousands of barrels per day):

	Year Ended December 31,		Variance Favorable/(Unfavorable)
	2017	2018
Average pipeline throughput volume	23	25	2	9%
Average trucking transportation volume	21	27	6	29%

We completed work on the Eagle pipeline system and restored service in July 2018, increasing the transportation capacity of our pipeline systems by approximately 20,000 Bpd. See Crude oil pipeline services segment within our results of operations discussion for additional detail. Vitol accounted for 57% and 36% of volumes transported in 2017 and 2018, respectively.

With our second Oklahoma pipeline system resuming service, we anticipate additional increases in volumes transported by our crude oil transport trucks as we gather barrels to be transported on this pipeline. Vitol accounted for approximately 43% and 9% of volumes transported in 2017 and 2018, respectively.

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

Fuel surcharge revenues are comprised of revenues recognized for the reimbursement of fuel and power consumed to operate our asphalt facilities.  We recognize fuel surcharge revenues in the period in which the related fuel and power expenses are incurred.

Our Expenses

Operating expenses decreased by 8% in 2018 as compared to 2017. This decrease is primarily attributable to the sale of the field services business in April 2018 and three asphalt facilities to Ergon in July 2018, as well as a decrease in depreciation due to certain asphalt assets reaching the end of their depreciable lives. These decreases were offset by increases related to the two asphalt facilities acquired in December 2017 and March 2018. General and administrative expenses decreased by 7% in 2018 as compared to 2017. This decrease is primarily attributable to decreases in compensation expense offset by a $0.9 million charge related to a Partnership vendor payment made in our capacity as the Cimarron Express construction manager to a fraudulent bank account in the third quarter of 2018. Although we do not hold any interest in Cimarron Express and are not contractually liable for the fraudulent payment made from the separate Cimarron Express construction bank account, given that our general partner, Ergon, holds a 50% interest in Cimarron Express, we entered into a separate arrangement with Cimarron Express at the time the fraudulent payment was identified, whereby we agreed to reimburse the Cimarron Express construction bank account for the fraudulent payment made to maintain a working relationship with the owners of Cimarron Express. Our interest expense increased by $2.8 million in 2018 as compared to 2017. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the increase in interest expense in 2018.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of December 31, 2018.

Our Assets and Services

Our network of assets provides our customers the flexibility to access multiple points for the receipt and delivery of crude oil and the terminalling of liquid asphalt and crude oil.  Our operations have limited direct exposure to changes in liquid asphalt and crude oil prices, but the volumes of liquid asphalt and crude oil we terminal, gather, market or transport are affected by commodity prices. We generate revenues by charging a fee for services provided at each transportation stage as crude oil is shipped from its origin at the wellhead to destination points such as the Cushing Interchange, to refineries in Oklahoma, Kansas and Texas or to pipelines and by charging a fee for services provided for the terminalling of liquid asphalt and crude oil.

•
Asphalt Terminalling Services.  Our 53 asphalt facilities are located in 26 states and are well-positioned to provide asphalt terminalling services in the market areas they serve throughout the continental United States.  With our approximately 8.8 million barrels of total liquid asphalt storage capacity, we are able to provide our customers the ability to effectively manage their liquid asphalt inventories while allowing significant flexibility in their processing and marketing activities.  We currently have terminalling contracts or leases with customers for all of our 53 asphalt facilities.

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

•
Crude oil pipeline assets and services.  We currently own and operate one pipeline system. Our Mid-Continent pipeline system, which is located in Oklahoma and the Texas Panhandle, consists of a combined length of approximately 646 miles of pipelines that gather crude oil for our customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling facilities owned by us and others. We previously owned and operated the East Texas pipeline system, which is located in Texas. On April 18, 2017, we sold the East Texas pipeline system. See Note 8 of our Consolidated Financial Statements for additional information.

•
Crude oil trucking services.  In addition to our pipelines, we use our approximately 60 owned or leased tanker trucks to gather crude oil in Oklahoma, Kansas and Texas for our customers at remote wellhead locations generally not connected to pipeline and gathering systems and transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems.

  Factors That Will Significantly Affect Our Results

Commodity Prices.  Although our current operations (other than our crude oil marketing activities conducted in our crude oil pipeline services segment) have limited direct exposure to commodity prices, the volumes of liquid asphalt and crude oil we terminal, gather or transport are affected by commodity prices. Petroleum product prices may be contango (future prices higher than current prices) or backwardated (future prices lower than current prices) depending on market expectations for future supply and demand. Our terminalling services benefit most from an increasing price environment, when a premium is placed on storage, and our gathering and transportation services benefit most from a declining price environment, when a premium is placed on prompt delivery.

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

Vitol Storage Agreements

Vitol was a related party until October 5, 2016. During 2016, 2.2 million barrels of storage capacity were dedicated to Vitol under storage agreements. Service revenues under the agreements were based on the barrels of storage dedicated to Vitol under the applicable agreement at rates that, we believe, were fair and reasonable to us and our unitholders and were comparable with the rates we charged third parties. The Board’s conflicts committee reviewed and approved the agreements in accordance with our procedures for approval of related-party transactions and the provisions of the partnership agreement. For the year ended December 31, 2016, we generated revenue under these agreements of approximately $9.6 million, of which $7.5 million was classified as related-party revenue.

Ergon Agreements

Twenty-three of our asphalt facilities are contracted to Ergon under multiple agreements. Service revenues under these agreements are primarily based on contracted monthly fees under the applicable agreement at rates, which we believe are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. All of the agreements expire on December 31, 2023. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. The Board’s conflicts committee reviewed and approved these agreements in accordance with our procedures for approval of related-party transactions and the provisions of the partnership agreement. For the year ended December 31, 2016, we recognized revenues of $22.1 million for services provided to Ergon under these agreements, of which $10.9 million is classified as related-party revenue. For the years ended December 31, 2017 and 2018, we recognized revenues of $56.3 million and $48.0 million, respectively, for services provided to Ergon under these agreements, all of which is classified as related-party revenue.

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

The table below summarizes our financial results for the years ended December 31, 2016, 2017 and 2018, reconciled to the most directly comparable GAAP measure:

				Favorable/(Unfavorable)
Operating Results	Year ended December 31,			2016-2017		2017-2018
(dollars in thousands)	2016	2017	2018	$	%	$	%
Operating margin, excluding depreciation and amortization
Asphalt terminalling services operating margin	$56,769	$64,623	$66,327	$7,854	14%	$1,704	3%
Crude oil terminalling services operating margin	20,048	17,977	8,778	(2,071)	(10)%	(9,199)	(51)%
Crude oil pipeline services operating margin	4,347	(1,700)	(3,604)	(6,047)	(139)%	(1,904)	(112)%
Crude oil trucking services operating margin	1,829	(434)	(442)	(2,263)	(124)%	(8)	(2)%
Total operating margin, excluding depreciation and amortization	82,993	80,466	71,059	(2,527)	(3)%	(9,407)	(12)%

Depreciation and amortization	30,820	31,139	29,359	(319)	(1)%	1,780	6%
General and administrative expense	20,029	17,112	15,995	2,917	15%	1,117	7%
Asset impairment expense	25,761	2,400	53,068	23,361	91%	(50,668)	(2,111)%
Gain (loss) on sale of assets	108	(975)	149	(1,083)	(1,003)%	1,124	(115)%
Operating income (loss)	6,491	28,840	(27,214)	22,349	344%	(56,054)	(194)%

Other income (expenses):
Equity earnings in unconsolidated affiliate	1,483	61	—	(1,422)	(96)%	(61)	(100)%
Gain on sale of unconsolidated affiliate	—	5,337	2,225	5,337	N/A	(3,112)	(58)%
Interest expense	(12,554)	(14,027)	(16,860)	(1,473)	(12)%	(2,833)	(20)%
Provision for income taxes	(260)	(166)	(198)	94	36%	(32)	(19)%
Net income (loss)	$(4,840)	$20,045	$(42,047)	$24,885	514%	$(62,092)	(310)%

Total operating margin excluding depreciation and amortization decreased 12% from 2017 to 2018. Asphalt terminalling services operating margin increased $1.7 million, or 3%, from 2017 to 2018 as a result of the acquisition of two asphalt facilities in December 2017 and March 2018, partially offset by the sale of three asphalt facilities to Ergon in July 2018. This increase was offset by decreases in our other operating segments. The decrease in our crude oil terminalling services operating margin was primarily due to lower storage rates as well as the expiration of a 2.2-million-barrel storage contract on April 30, 2018, that was not replaced until November 2018. Our second Mid-Continent pipeline was placed back in service in July 2018 and throughput volumes have increased in the fourth quarter of 2018. However, the increase in volumes is attributable primarily to the crude oil marketing activities conducted in our crude oil pipeline services segment, and we have realized overall lower margins on those volumes as compared to volume we transport for third parties.

Total operating margin excluding depreciation and amortization decreased 3% from 2016 to 2017. Asphalt terminalling services operating margin increased $7.9 million, or 14%, from 2016 to 2017 as a result of the acquisition of eleven asphalt facilities in 2016, increased product throughput volumes and renegotiated throughput fees for some of our asphalt facilities. This increase was partially offset by decreases in our other operating segments. The decrease in our crude oil terminalling services operating margin was primarily due to decreased throughput fees as lower volumes were transferred in and out of our facilities, coupled with lower re-contracted storage rates as prior contracts expired throughout the year. The crude oil pipeline services operating margin decreased primarily due to a decrease in volume transported by our pipelines related to suspended service on our Mid-Continent pipeline system beginning in April 2016 after a discovery of a pipeline exposure caused by heavy rains and erosion of a river in southern Oklahoma, as well as the sale of our East Texas pipeline system in April 2017.

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

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

				Favorable/(Unfavorable)
Operating results	Year ended December 31,			2016-2017		2017-2018
(dollars in thousands)	2016	2017	2018	$	%	$	%
Service revenue:
Third-party revenue	$75,655	$57,486	$26,108	$(18,169)	(24)%	$(31,378)	(55)%
Related-party revenue	11,762	56,378	21,686	44,616	379%	(34,692)	(62)%
Lease revenue:
Third-party revenue	—	—	41,319	—	N/A	41,319	N/A
Related-party revenue	—	—	25,961	—	N/A	25,961	N/A
Product sales revenue:
Related-party revenue	—	—	482	—	N/A	482	N/A
Total revenue	87,417	113,864	115,556	26,447	30%	1,692	1%
Operating expense, excluding depreciation and amortization	30,648	49,241	49,229	(18,593)	(61)%	12	—%
Operating margin, excluding depreciation and amortization	$56,769	$64,623	$66,327	$7,854	14%	$1,704	3%

The following is a discussion of items impacting our asphalt terminalling services segment operating margin for the periods indicated:

•	Due to the adoption of ASC 606 - Revenue from Contracts with Customers, revenue from contracts with customers is now presented separately from lease revenue. Prior periods were not reclassified.

•
Overall revenues have increased for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Additional revenues from the acquisition of two asphalt facilities in December 2017 and March 2018 were partially offset by the sale of three asphalt facilities to Ergon in July 2018.

•
Operating expenses in 2018 decreased slightly as compared to 2017. Decreases due to the sale of the three asphalt facilities in July 2018 were offset by increases due to the two terminals acquired in December 2017 and March 2018 as well as increased maintenance and repair expense.

•
Overall revenues have increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the acquisition of eleven asphalt facilities in 2016 as well as increased product throughput at our terminals and renegotiated throughput fees for some of our asphalt facilities. Revenues earned from Ergon moved from third-party to related-party due to the Ergon Change of Control, which resulted in all revenues generated from services provided to Ergon after October 5, 2016, being classified as related-party revenues.

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

The following table sets forth our operating results from our crude oil terminalling services segment for the periods indicated:

				Favorable/(Unfavorable)
Operating Results	Year ended December 31,			2016-2017		2017-2018
(dollars in thousands)	2016	2017	2018	$	%	$	%
Service revenue:
Third-party revenue	$16,387	$22,177	$11,928	$5,790	35%	$(10,249)	(46)%
Related-party revenue	7,858	—	—	(7,858)	(100)%	—	N/A
Intersegment revenue	—	—	704	—	N/A	704	N/A
Lease revenue:
Third-party revenue	—	—	45	—	N/A	45	N/A
Total revenue	24,245	22,177	12,677	(2,068)	(9)%	(9,500)	(43)%
Operating expense, excluding depreciation and amortization	4,197	4,200	3,899	(3)	—%	301	7%
Operating margin, excluding depreciation and amortization	$20,048	$17,977	$8,778	$(2,071)	(10)%	$(9,199)	(51)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	5,536	5,413	1,275	(123)	(2)%	(4,138)	(76)%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	78	41	48	(37)	(47)%	7	17%

The following is a discussion of items impacting our crude oil terminalling services segment operating margin for the periods indicated:

•
Revenues earned from Vitol have moved from related-party to third-party beginning in October 2016 as a result of the Ergon Change of Control. We do not provide crude oil terminalling services to Ergon.

•
Total revenues for 2018 decreased compared to 2017 primarily as a result of a 2.2-million-barrel storage contract that expired on April 30, 2018 and a 0.7-million-barrel storage contract that expired on October 31, 2017. The expired contracts were not renewed or replaced until the fourth quarter of 2018 due to the backwardation of the crude oil forward price curve at the time the contracts expired.

•	The decrease in operating expenses, excluding depreciation and amortization, from 2017 to 2018 is primarily related to decreased utility expenses.

•
Total revenues for 2017 decreased compared to 2016 due to a decrease in market rates for short-term, monthly storage contracts and decreased throughput fees as lower volumes were transferred in and out of our facilities.

•	Overall operating expenses for 2017 were comparable to 2016. Decreases in maintenance and repair expense were offset by an increase in property tax expense.

•
As of March 11, 2019, we have approximately 5.7 million barrels of crude oil storage under service contracts, including 3.5 million barrels of crude oil storage contracts that expire in 2019. The remaining terms on the service contracts range from 4 months to 34 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract, and an additional 0.5 million barrels are under an intercompany contract.

Crude oil pipeline services

Our crude oil pipeline services segment operations generally consist of fee-based activity associated with transporting crude oil products on pipelines as well as crude oil marketing activity in which we purchase crude oil from producers in the field and transport the crude oil to our Cushing terminal to support our crude oil marketing operations. Revenues are generated primarily through crude oil sales and pipeline tariffs and other transportation fees.

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

				Favorable/(Unfavorable)
Operating Results	Year ended December 31,			2016-2017		2017-2018
(dollars in thousands)	2016	2017	2018	$	%	$	%
Service revenue:
Third-party revenue	$8,662	$9,580	$6,396	$918	11%	$(3,184)	(33)%
Related-party revenue	5,433	310	445	(5,123)	(94)%	135	44%
Lease revenue:
Third-party revenue	—	—	484	—	N/A	484	N/A
Product sales revenue:
Third-party revenue	20,968	11,094	235,428	(9,874)	(47)%	224,334	2,022%
Total revenue	35,063	20,984	242,753	(14,079)	(40)%	221,769	1,057%
Operating expense, excluding depreciation and amortization	15,270	13,310	11,828	1,960	13%	1,482	11%
Operating expense (intersegment)	890	417	5,284	473	53%	(4,867)	(1,167)%
Cost of product sales	14,130	8,807	126,776	5,323	38%	(117,969)	(1,339)%
Related-party cost of product sales	—	—	102,469	—	N/A	(102,469)	N/A
Cost of product sales (intersegment)	426	150	—	276	65%	150	100%
Operating margin, excluding depreciation and amortization	$4,347	$(1,700)	$(3,604)	$(6,047)	(139)%	$(1,904)	(112)%

Pipeline transportation services average throughput volume (in thousands of barrels per day)
Mid-Continent	27	22	25	(5)	(19)%	3	14%
East Texas(1)	9	3	—	(6)	(67)%	(3)	(100)%

Crude oil marketing volumes (in thousands of barrels per day)
Sales	1	1	10	—	—%	9	900%
Purchases	1	1	10	—	—%	9	900%
_______________

(1)	Average throughput on the East Texas system for 2017 was calculated based on the period of time we operated the system (January 1, 2017 through April 18, 2017).

The following is a discussion of items impacting our crude oil pipeline services segment operating margin for the periods indicated:

•
The majority of the increase in pipeline throughput volume from 2017 to 2018 is attributed to the crude oil marketing activities conducted in our crude oil pipeline services segment. Throughput volumes related to the crude oil marketing business were approximately 10,000 barrels per day, or 40% of total throughput, for 2018 compared to approximately 1,000 barrels per day in previous years. The service revenue for this activity associated with pipeline tariffs is eliminated on a intrasegment basis. Our crude oil pipeline recognized $4.8 million in intrasegment service revenue in 2018 that is not reflected in revenues in the table above. In 2017, the intrasegment revenues were $0.1 million. In addition, we have realized overall lower margins within the pipeline services segment on those volumes as compared to volume we transport for third parties as the crude oil marketing business incurs intercompany trucking transportation costs to gather crude oil purchased from producers and deliver it to our pipeline systems. The increases in product sales revenues, intersegment operating expense, and related-party and third-party cost of product sales is also due to the increase in our crude oil marketing business.

•
In July 2018, we restored service on the second Oklahoma pipeline that had been out of service since April 2016 due to a pipeline exposure on a riverbed in southern Oklahoma. This restored our transportation capacity to the full 50,000 barrels per day. Average throughput for the fourth quarter of 2018 was 34,000 barrels per day, an increase of over 50% compared to 2017 and the first three quarters of 2018. As noted above, 40% of the barrels transported by our pipelines in 2018 were for our crude oil marketing business.

•
On April 18, 2017, we sold the East Texas pipeline system. We received cash proceeds at closing of approximately $4.8 million and recorded a gain of less than $0.1 million. The sale of the East Texas pipeline system resulted in decreased service revenues of $2.2 million for year ended 2017 as compared to 2016.

•
Included in product sales revenue for the year ended 2016 is $4.2 million in sales of crude oil arising from accumulated product-loss allowances (“PLA”). Product sales revenue for 2017 included $0.3 million in PLA sales. In addition, as a result of one of our third-party customers utilizing a greater percentage of the capacity of our Red River pipeline, product sales revenue and cost of product sales declined from 2016 to 2017, which decreased the volume of marketed barrels of crude oil, for which revenue and costs are both recorded gross. This decrease was offset by an increase in third-party transportation revenue from 2016 to 2017.

•
Beginning in October 2016, revenues from services provided to Vitol moved from related-party to third-party due to Ergon’s acquisition of our General Partner, at which time Vitol ceased to be a related party.

•
Operating expenses decreased $0.8 million from 2017 to 2018 due to the sale of both Advantage Pipeline and the East Texas pipeline system in April 2017. 2017 results also included $0.3 million of right-of-way settlement expense incurred in December 2017 related to a pipeline exposure on a riverbed in southern Oklahoma.

•
Operating expenses decreased for 2017 by $1.5 million compared to 2016 as a result of the sale of the East Texas pipeline system and by $0.7 million as a result of the sale of our investment in Advantage Pipeline, for which we provided operational and administrative services through August 1, 2017. Offsetting this decrease was a $0.3 million right-of-way settlement incurred in December 2017 related to a pipeline exposure on a riverbed in southern Oklahoma.

Crude oil trucking services

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

The following table sets forth our operating results from our crude oil trucking services segment for the periods indicated:

				Favorable/(Unfavorable)
Operating Results	Year ended December 31,			2016-2017		2017-2018
(dollars in thousands)	2016	2017	2018	$	%	$	%
Service revenue:
Third-party revenue	$25,511	$24,529	$14,324	$(982)	(4)%	$(10,205)	(42)%
Related-party revenue	5,158	—	—	(5,158)	(100)%	—	N/A
Intersegment revenue	890	417	4,580	(473)	(53)%	4,163	998%
Lease revenue:
Third-party revenue	—	—	219	—	N/A	219	N/A
Product sales revenue:
Third-party revenue	—	385	10	385	N/A	(375)	(97)%
Intersegment revenue	426	150	—	(276)	(65)%	(150)	(100)%
Total revenue	31,985	25,481	19,133	(6,504)	(20)%	(6,348)	(25)%
Operating expense, excluding depreciation and amortization	30,156	25,915	19,575	4,241	14%	6,340	24%
Operating margin, excluding depreciation and amortization	$1,829	$(434)	$(442)	$(2,263)	(124)%	$(8)	(2)%

Average volume (in thousands of barrels per day)	27	21	27	(6)	(22)%	6	29%

The following is a discussion of items impacting our crude oil trucking services segment operating margin for the periods indicated:

•
Beginning in October 2016, revenues for services provided to Vitol moved from related-party to third-party due to Ergon’s acquisition of our General Partner in October 2016, at which time Vitol ceased to be a related party. We do not provide crude oil transportation services to Ergon.

•
Service revenues decreased for the year ended December 31, 2018, as compared to the year ended December 31, 2017, by $6.3 million due primarily to the sale of the producer field services business. Additionally, service revenues have decreased despite an increase in volumes as the volumes hauled in 2018 were, on average, over a shorter distance than in 2017, which resulted in lower revenue and operating margin per barrel transported.

•
Furthermore, the growth in our crude oil pipeline services segment’s crude oil marketing business in 2018 resulted in an increase in volumes transported on an intercompany basis to support our crude oil marketing business from less than 1,000 barrels per day to approximately 10,000 barrels per day.

•
Operating expense, excluding depreciation and amortization, decreased for the year ended December 31, 2018, as compared to the year ended December 31, 2017, by $6.3 million due to the sale of our producer field services business in April 2018.

•	Third party and intersegment product sales revenues for all periods were the result of crude oil sales in our field services business to third parties and to our crude oil pipeline services segment.

Other Income and Expenses

Depreciation and amortization. Depreciation and amortization decreased to $29.4 million for 2018 compared to $31.1 million for 2017 and $30.8 million for 2016. The decrease is primarily the result of assets reaching the end of their depreciable lives as well as the sale of three asphalt facilities in July 2018, partially offset by the acquisition of two asphalt facilities in December 2017 and March 2018.

General and administrative expense.  General and administrative expense was $16.0 million for the year ended December 31, 2018, compared to $17.1 million for 2017 and $20.0 million for 2016. The decrease from 2017 to 2018 is primarily due to decreased compensation expense related to lower headcount and reduced incentive compensation in 2018. The year ended December 31, 2016, included $1.8 million of transaction fees related to the Ergon Change of Control and acquisition-related expenses.

Asset impairment expense. Asset impairment expense in 2018 included a $10.0 million impairment on a push-down basis related to Ergon’s investment in Cimarron Express. See Note 14 to our consolidated financial statements for more information. Asset impairment expense in 2018 also included $40.7 million related to a markdown of our pipeline system to its estimated fair value and $1.7 million related to an impairment of our pipeline linefill due to the recoverable value of the linefill as indicated by market rates dropping below our historical average cost per barrel. Other impairments in 2018 were comprised primarily of a write-down of an obsolete truck station. During 2017, we recorded fixed asset and intangible asset impairment expense, including an impairment of goodwill, of $2.4 million related to a write-down of our producer field services business to its estimated fair value. During 2016, we recorded fixed asset impairment expense of $25.8 million, primarily due to an impairment recognized on the Knight Warrior pipeline project and the East Texas pipeline system. The Knight Warrior pipeline project was canceled due to continued low rig counts in the Eaglebine/Woodbine area coupled with lower production volumes, competing projects and the overall impact of the decreased market price of crude oil.

Gain (loss) on sale of assets. Gain on sale of assets was $0.1 million in 2018 compared to a loss of $1.0 million and a gain of $0.1 million for 2017 and 2016, respectively. The gain of $0.4 million related to the sale of our field services business in April 2018 was offset by losses on the sale of pipeline linefill and the sale and disposal of surplus, used property and equipment. Losses for 2017 include $0.4 million related to the disposal of an asphalt tank floor that had to be replaced due to corrosion. Additional losses in 2017 were the result of sales and disposals of surplus, used property and equipment. The gain on sale of assets in 2016 consists of the sale of surplus, used property and equipment.

Equity earnings in unconsolidated affiliate. The equity earnings are attributable to our former investment in Advantage Pipeline. In April 2017, we sold our investment in Advantage Pipeline and received cash proceeds at closing from the sale of approximately $25.3 million, recognizing a gain on sale of unconsolidated affiliate of $4.2 million. Approximately 10% of the gross sale proceeds were held in escrow, subject to certain post-closing settlement terms and conditions. We received approximately $1.1 million of the funds held in escrow in August 2017, for which we recognized an additional gain on sale of unconsolidated affiliate during the three months ended September 30, 2017. We received approximately $2.2 million for the pro rata portion of the remaining net escrow proceeds in January 2018, for which we recognized an additional gain on sale of unconsolidated affiliate during the three months ended March 31, 2018.

Interest expense.  Interest expense was $16.9 million for 2018 compared to $14.0 million and $12.6 million for 2017 and 2016, respectively. Interest expense represents interest on borrowings under our credit agreement, as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps. The following table presents the significant components of interest expense:

				Favorable/(Unfavorable)
	Year ended December 31,			2016-2017		2017-2018
	2016	2017	2018	$	%	$	%
Credit agreement interest	$10,108	$12,659	$15,749	(2,551)	(25)%	(3,090)	(24)%
Amortization of debt issuance costs	1,107	1,123	1,015	(16)	(1)%	108	10%
Write-off of debt issuance costs	—	693	437	(693)	N/A	256	37%
Interest rate swaps interest expense (income)	2,498	1,317	(129)	1,181	47%	1,446	110%
Gain on interest rate swaps mark-to-market	(1,156)	(1,790)	(201)	634	55%	(1,589)	(89)%
Other	(3)	25	(11)	(28)	933%	36	144%
Total interest expense	$12,554	$14,027	$16,860	(1,473)	(12)%	(2,833)	(20)%

The increases in credit agreement interest are due to higher interest rates and higher weighted average debt outstanding during the periods. Changes in interest rate swaps expense(income) and gain on interest rate swaps are due to higher market interest rates.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the years ended December 31, 2016, 2017 and 2018:

	Year ended December 31,
	2016	2017	2018
	(in millions)
Net cash provided by operating activities	$52.8	$54.5	$48.8
Net cash provided by (used in) investing activities	(159.6)	17.1	39.5
Net cash provided by (used in) financing activities	107.0	(72.4)	(89.3)

Operating Activities.  Net cash provided by operating activities was $48.8 million for the year ended December 31, 2018, as compared to $54.5 million for the year ended December 31, 2017. The decrease in cash provided by operating activities is primarily the result of changes in net income as described in Results of Operations and in working capital.

Net cash provided by operating activities was $54.5 million for the year ended December 31, 2017, as compared to $52.8 million for the year ended December 31, 2016. The increase in cash provided by operating activities is primarily the result of changes in working capital.

Investing Activities.  Net cash provided by investing activities was $39.5 million for the year ended December 31, 2018. Net cash provided by investing activities consisted of $95.8 million of proceeds from the sale of assets, including $88.5 million related to the three asphalt facilities sold to Ergon and the sale of our investment in Advantage Pipeline and other assets. Proceeds were offset by capital expenditures. Capital expenditures for the year ended December 31, 2018, included maintenance capital expenditures of $8.7 million, net of reimbursable expenditures of $0.5 million, and expansion capital expenditures of $24.8 million, net of reimbursable expenditures of $0.3 million. Expansion capital expenditures for 2018 included $13.1 million of crude oil pipeline linefill to support our crude oil marketing business’ activities. We also acquired an asphalt facility from a third party for $22.0 million in 2018.

Net cash provided by investing activities was $17.1 million for the year ended December 31, 2017. Capital expenditures for the year ended December 31, 2017, included maintenance capital expenditures of $7.9 million, net of reimbursable expenditures of $0.8 million, and expansion capital expenditures of $9.4 million, net of reimbursable expenditures of $0.6 million. These expenditures were offset by proceeds from the sale of our investment in Advantage Pipeline, the East Texas pipeline system and other assets of $26.5 million, $4.8 million and $4.5 million, respectively.

Net cash used by investing activities was $159.6 million for the year ended December 31, 2016. Capital expenditures for the years ended December 31, 2016, included acquiring nine asphalt facilities from Ergon for $122.6 million, maintenance capital expenditures of $8.7 million, net of reimbursable expenditures of $1.9 million, expansion capital expenditures of $9.4 million and other acquisitions of $19.0 million. These expenditures were partially offset by proceeds from the sale of assets of $2.0 million.

Financing Activities.  Net cash used in financing activities was $89.3 million for the year ended December 31, 2018, and included net payments under our credit agreement of $42.0 million and distributions to unitholders of $44.7 million.

Net cash used in financing activities was $72.4 million for the year ended December 31, 2017. Financing activities for the year ended December 31, 2017, were primarily comprised of net payments under our credit agreement of $16.4 million and distributions to unitholders of $49.2 million.

Net cash provided by financing activities was $107.0 million for the year ended December 31, 2016. Financing activities for the year ended December 31, 2016, included net borrowings under our credit agreement of $79.0 million and proceeds from equity issuances of $171.6 million. These increases to cash were offset by distributions to unitholders of $47.2 million and the repurchase of $95.3 million of Preferred Units.

Our Liquidity and Capital Resources

Cash flows from operations and borrowings under our credit agreement are our primary sources of liquidity. Our ability to borrow funds under our credit agreement may be limited by financial covenants. At December 31, 2018, we had a working capital deficit of $1.3 million. This is primarily a function of our approach to cash management. At December 31, 2018, we had approximately $133.2 million of availability under our revolving loan facility, subject to covenant restrictions, which limited our availability to $21.2 million.

The Partnership has certain financial covenants associated with its credit agreement which include a maximum permitted consolidated total leverage ratio.  The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of December 31, 2018, is 5.25 to 1.00, decreases to 5.00 to 1.00 as of September 30, 2019, and decreases to 4.75 to 1.00 as of March 31, 2020 and thereafter. The Partnership’s consolidated total leverage ratio was 5.09 to 1.00 as of December 31, 2018.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted EBITDA during the assessment period, management believes that it will meet these financial covenants (as described below). However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant.  These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $265.6 million in outstanding debt, as of December 31, 2018, to become immediately due and payable.  If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets.

In response to the risks described above, management undertook a plan to seek, and ultimately obtained, support from Ergon, the owner of the Partnership’s general partner interest, in the form of a $15.0 million prepayment for certain asphalt lease commitments through September 2019.  The Partnership received these funds on March 8, 2019, and, as of March 12, 2019, paid $14.0 million to reduce outstanding borrowings under the credit agreement, thus providing increased flexibility under the consolidated total leverage ratio covenant.  Given this added flexibility, and based on our current forecasts, we believe the Partnership will be able to comply with the consolidated total leverage ratio during the assessment period.  However, we cannot make any assurances that we will be able to achieve our forecasts. If we are unable to achieve our forecasts, further actions may be necessary to remain in compliance with our consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales.  We can make no assurances that we would be successful in undertaking these actions, or that, the Partnership will remain in compliance with the consolidated total leverage ratio during the assessment period.

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

The following table breaks out capital expenditures for the years ended December 31, 2017 and 2018 (in thousands):

	Year ended December 31,
	2017	2018
Acquisitions	—	21,959

Expansion capital expenditures	9,998	25,157
Reimbursable expenditures	(616)	(338)
Net expansion capital expenditures	9,382	24,819

Gross Maintenance capital expenditures	8,717	9,239
Reimbursable expenditures	(781)	(490)
Net maintenance capital expenditures	7,936	8,749

Expansion capital expenditures for the year ended December 31, 2018, included the purchase of $13.1 million of crude oil pipeline linefill to support our crude oil marketing business’ activities. We currently expect our expansion capital expenditures for organic growth projects to be approximately $3.5 million to $4.5 million and our maintenance capital expenditures to be approximately $9.5 million to $11.0 million, each net of reimbursable expenditures, in 2019. Our sources of liquidity for expansion and maintenance capital expenditures in 2018 were a combination of cash flows from operations and borrowings under our credit agreement, and we expect to use the same sources in 2019.

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

Description of Credit Agreement.  On May 11, 2017, we entered into an amended and restated credit agreement. On June 28, 2018, the credit agreement was amended to, among other things, reduce the revolving loan facility from $450.0 million to $400.0 million and amend the maximum permitted consolidated total leverage ratio as discussed below.

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

Borrowings under our credit agreement bear interest, at our option, at either the reserve-adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin which ranges from 2.0% to 3.25% or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1.0%) plus an applicable margin which ranges from 1.0% to 2.25%.

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

Prior to the date on which we issue qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 5.50 to 1.00 for the fiscal quarter ending December 31, 2018; 5.25 to 1.00 for the fiscal quarters ending March 31, 2019, and June 30, 2019; 5.00 to 1.00 for the fiscal quarters ending September 30, 2019, and December 31, 2019; and 4.75 to 1.00 for the fiscal quarter ending March 31, 2020, and each fiscal quarter thereafter; provided that the maximum permitted consolidated total leverage ratio will be 5.25 to 1.00 for certain quarters after December 31, 2019, based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more).

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

At December 31, 2018, our consolidated total leverage ratio was 5.09 to 1.00 and our consolidated interest coverage ratio was 3.34 to 1.00.  We were in compliance with all covenants of our credit agreement as of December 31, 2018.

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

Contractual Obligations. A summary of our contractual cash obligations over the next several fiscal years as of December 31, 2018, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in millions)
Debt obligations(1)	$319.7	$16.1	$32.2	$271.4	$—
Operating lease obligations	8.5	2.9	3.1	1.2	1.3
Capital lease obligation	0.6	0.2	0.4	—	—
____________________

(1)
Represents required future principal repayments of borrowings of $265.6 million and variable-rate interest payments of $54.0 million. All amounts outstanding under our credit agreement mature in May 2022. For our variable-rate debt, we calculated interest obligations assuming the weighted average interest rate of our variable-rate debt at December 31, 2018, on amounts outstanding through the assumed repayment date.

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

Goodwill. Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but is tested annually for impairment and when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The impairment test is generally based on the estimated discounted future net cash flows of the respective reporting unit, utilizing discount rates and other factors in determining the fair value of the reporting unit.  Inputs in the Partnership’s estimated discounted future net cash flows include existing and estimated future asset utilization, estimated growth rates in future cash flows and estimated terminal values. In 2016, an impairment was indicated in the crude oil pipeline services reporting unit and an impairment expense of $7.5 million was recorded. In 2017, an impairment was indicated in the crude oil trucking services reporting unit and an impairment expense of $0.9 million was recorded. In 2018, no impairment expense was recorded.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 23 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk. We are exposed to market risk due to variable interest rates under our credit agreement. As of March 11, 2019, we had $253.6 million outstanding under our credit agreement that was subject to a variable interest rate. Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1.0%) plus an applicable margin. At times we have used interest rate swap agreements to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first $100.0 million agreement became effective June 28, 2014, and matured on June 28, 2018. Under the terms of the first interest rate swap agreement, we paid a fixed rate of 1.45% and received one-month LIBOR with monthly settlement. The second $100.0 million agreement became effective January 28, 2015, and matured on January 28, 2019. Under the terms of the second interest rate swap agreement, we paid a fixed rate of 1.97% and received one-month LIBOR with monthly settlement. The fair market value of the interest rate swaps at December 31, 2018, consists of a current asset of less than $0.1 million recorded on the consolidated balance sheets in other current assets. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the consolidated statements of operations.

During the year ended December 31, 2018, the weighted average interest rate under our credit agreement was 5.49%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of December 31, 2018, the terms of our credit agreement, current interest rates and the effect of our interest rate swap agreements, an increase or decrease of 100 basis points in the interest rate would result in increased or decreased annual interest expense of approximately $2.6 million.

Commodity Price Risk. As a result of our crude oil marketing activities conducted in our crude oil pipeline services segment, we have direct exposure to risks associated with changes in crude oil prices. Typically, the volume of crude oil we purchase in a given month will be sold in the same month. However, we may have market price exposure for inventory that is carried over month-to-month as well as pipeline linefill we maintain. We may also be exposed to price risk with respect to the differing qualities of crude oil we transport and our ability to effectively blend them to market specifications. In addition, the volumes of liquid asphalt and crude oil we terminal, gather or transport are affected by commodity prices because many of our customers have direct commodity price exposure.  Many of our customers have been, and continue to be, adversely affected by significant changes in commodity prices. If our customers continue to be negatively impacted by commodity price volatility, a sustained period of depressed commodity prices or other adverse conditions of the energy industry, they may, among other things, decrease the amount of services that we provide to them.  The prices of liquid asphalt and crude oil are inherently volatile, and we expect this volatility to continue.  Any significant reduction in the amount of services we provide to our customers would have a material adverse effect on our results of operations and cash flows.

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

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm PricewaterhouseCoopers LLP, are set forth on pages F-1 through F-34 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures. Our General Partner’s management, including the Chief Executive Officer and Chief Accounting Officer, the principal executive officer and acting principal financial officer, respectively, of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer of our General Partner concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting. Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our General Partner’s management, including the Chief Executive Officer and Chief Accounting Officer of our General Partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing on page F-1.

Changes in internal control over financial reporting.  There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
Amendments to Storage, Throughput and Handling Agreement
On October 5, 2016, BKEP Materials, L.L.C., a Texas limited liability company and wholly owned subsidiary of the Partnership (“BKEP Materials”), BKEP Asphalt, L.L.C., a Texas limited liability company and wholly owned subsidiary of the Partnership (“BKEP Asphalt”), and Ergon Asphalt & Emulsions, Inc., a wholly owned subsidiary of Ergon (“Ergon A&E”), entered into that certain Storage, Throughput and Handling Agreement (the “Original Storage, Throughput and Handling Agreement”), pursuant to which BKEP Materials and BKEP Asphalt agreed to provide storage and terminalling services to Ergon A&E and Ergon A&E agreed to receive such services on the terms and conditions set forth therein. Effective January 1, 2019, BKEP Materials, BKEP Asphalt and Ergon A&E entered into the Amendment to Storage, Throughput and Handling Agreement (“Amendment I”) to extend the term of the Original Storage, Throughput and Handling Agreement to December 31, 2023 and otherwise amend the Original Storage, Throughput and Handling Agreement as provided therein. In addition, effective March 7, 2019, BKEP Materials, BKEP Asphalt and Ergon A&E entered into the Amendment to Storage, Throughput and Handling Agreement (“Amendment II” and, together with Amendment I, the “Amendments”) to reflect Ergon A&E’s prepayment of storage fees under the Original Storage, Throughput and Handling Agreement for the months of April, May, June, July, August and September 2019. The Board’s conflicts committee reviewed and approved the Amendment’s in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement.
Lease Agreement
Effective January 1, 2019, BKEP Materials, BKEP Asphalt and Ergon A&E entered the Lessee Operated Facilities Lease Agreement No. 2019-00068 (the “Lease Agreement”), pursuant to which BKEP Materials and BKEP Asphalt agreed to lease Ergon A&E certain facilities identified therein. The term of the Lease Agreement is five years, beginning on January 1, 2019 and continuing until December 31, 2023. The Lease Agreement encompasses 12 facilities, which includes facilities previously accounted for under the now expired Ergon Master Facilities Sublease and Sublicense Agreement. The Board’s conflicts committee reviewed and approved the Lease Agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement.
Storage, Throughput and Handling Agreement

Effective January 1, 2019, BKEP Materials, BKEP Asphalt and Ergon A&E entered the Owner Operated Storage, Throughput and Handling Agreement No. 2019-00069 (the “Storage, Throughput and Handling Agreement”), pursuant to which BKEP Materials and BKEP Asphalt agreed to provide to or for Ergon A&E storage and terminalling services related to the receipt of certain feedstocks, raw materials, and finished product identified therein (“Product”) at certain product storage tanks identified therein (the “Terminal”) and the storage, terminalling, and delivery of Product into and out of the Terminal, in exchange for the payment of certain fees by Ergon A&E. The term of the Storage, Throughput and Handling Agreement began on January 1, 2019 and will continue until December 31, 2023. Each party has agreed to indemnify the other party (and its affiliates) for any and all liabilities arising from (i) its breach of the Storage, Throughput and Handling Agreement, (ii) its negligence or willful misconduct, or the negligence or willful misconduct of an affiliate, or (iii) its failure to comply with applicable law with respect to the sale, transportation, storage, handling or disposal of product. The Board’s conflicts committee reviewed and approved the Storage, Throughput and Handling Agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement.
The foregoing descriptions of the Amendments, the Lease Agreement and the Storage, Throughput and Handling Agreement are not complete and are qualified in their entirety by reference to the full text of the agreements, which are filed as Exhibits 10.18, 10.19, 10.28 and 10.29 to this Annual Report on Form 10-K.

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

Directors and Executive Officers

The Board currently consists of W. R. “Lee” Adams (affiliated with Ergon), Edward D. Brooks (affiliated with Ergon), Joel D. Pastorek (affiliated with Ergon), Robert H. Lampton (affiliated with Ergon), William W. Lampton (affiliated with Ergon), Duke R. Ligon (an independent director), Steven M. Bradshaw (an independent director) and John A. Shapiro (an independent director).  Mr. Ligon serves as the Chairman of the Board, the chairman of the audit committee and a member of the compensation committee and the conflicts committee of the Board.  Mr. Bradshaw serves as the chairman of the conflicts committee and a member of the compensation committee and the audit committee of the Board.  Mr. Shapiro serves as the chairman of the compensation committee and a member of the conflicts committee and the audit committee of the Board.

The following table shows information regarding the current directors and executive officers of our General Partner as of March 11, 2019.

Name	Age	Position with Blueknight Energy Partners G.P., L.L.C.
Mark A. Hurley	60	Chief Executive Officer
Joel W. Kanvik	49	Chief Legal Officer and Secretary
James R. Griffin	41	Chief Accounting Officer
Jeffery A. Speer	52	Chief Operating Officer
Brian L. Melton	49	Chief Commercial Officer
Duke R. Ligon	77	Director, chairman of the Board and audit committee
Steven M. Bradshaw	70	Director, chairman of the conflicts committee
John A. Shapiro	67	Director, chairman of the compensation committee
W.R. “Lee” Adams	50	Director
Edward D. Brooks	36	Director
Joel D. Pastorek	36	Director
Robert H. Lampton	58	Director
William W. Lampton	63	Director

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

Joel W. Kanvik has served as Chief Legal Officer of our General Partner since November 2016. Mr. Kanvik has served as Secretary since September 2018. Mr. Kanvik previously served as the Director of U.S. Law and Assistant Secretary for Enbridge Energy Company, Inc., which he joined in January 2001. He provided legal and business counsel to a family of corporations/limited partnerships, including the development and execution for large-scale construction/acquisition projects, mergers and acquisitions, contracts and licenses, intellectual property, litigation management and corporate governance. Mr. Kanvik received his Bachelor of Arts in political science from Northwestern University and his Juris Doctor from the University of Wisconsin.

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

W.R. “Lee” Adams has served as a director of our General Partner since February 2018. Mr. Adams joined Ergon, Inc. as the Vice President of Internal Audit in 2011 and currently serves as Senior Vice President - Finance. He also serves as Chairman of Ergon’s Senior Management Team. He is a certified public accountant in the state of Mississippi and previously worked at Arthur Anderson and Haddox Reid Burkes & Calhoun, PLLC, where he specialized in assurance and advisory services in the areas of oil and gas, manufacturing, investments and employee benefit plans. Mr. Adams received his Bachelor of Accountancy from Mississippi State University, and also holds the designations of Chartered Global Management Accountant, Certified Fraud Examiner and Certified Internal Auditor. Mr. Adams currently serves as a member of the advisory council for Mississippi State’s Adkerson School of Accountancy and is the Chairman of the Board of Hartfield Academy. He has previously served as Chairman/President of the Petroleum Accounting Society of Mississippi and of the Mississippi Society of Certified Public Accountants, a 2,600-member trade association for CPAs practicing in the state of Mississippi. Mr. Adams was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

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

Joel D. Pastorek has served as a director of our General Partner since August 2018. Mr. Pastorek serves as the Executive Vice President - Midstream & Logistics and as President of Ergon Terminalling, Inc. He also serves as the Vice Chairman of the Ergon Senior Management Team. Mr. Pastorek joined Ergon in 2005. Prior to taking the role of Executive Vice President, Mr. Pastorek held various positions within Ergon including Senior Project Manager, Manager of Corporate Maintenance,

General Manager - Ergon Terminaling, Inc., Vice President - Ergon Terminaling, Inc., and President - Ergon Terminaling, Inc. Mr. Pastorek received his Bachelor of Science in mechanical engineering from Mississippi State University and is a licensed professional engineer in the state of Mississippi. Mr. Pastorek was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

Robert H. Lampton has served as a director of our General Partner since October 2016. Mr. Lampton has been with Ergon since 1983, and currently serves as President of the Supply and Distribution Division. He previously served as President of Ergon Terminalling, Inc., Ergon Trucking, Inc., Ergon Marine and Industrial Supply and Ergon Properties, Inc. He is a member of Ergon’, Inc.’s board of directors. He was a board member for Mississippi Valley Title Company from 2005 to 2015. Mr. Lampton received his degree in business administration with a minor in business psychology from The University of Mississippi. Mr. Lampton was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

William W. Lampton has served as a director of our General Partner since October 2016. Mr. Lampton has been with Ergon since 1979, and currently is a member of Ergon’s board of directors. He previously served as President of Ergon’s Asphalt Groups and as Chairman of the board of directors of Ergon Asphalt & Emulsions, Inc. Mr. Lampton currently is a board member of Mississippi Economic Council, Boy Scouts of America, Andrew Jackson Council, Greater Jackson Chamber Partnership (of which he is a past chairman), and Mississippi Baptist Health Foundation. He is a member of the Dean’s Advisory Council of Mississippi State University’s Bagley College of Engineering, and served as co-chair of the Mississippi Works initiative under Governor Phil Bryant. Mr. Lampton was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we believe that all directors, officers, beneficial owners of more than 10% of any class of our securities or any other person subject to Section 16 of the Exchange Act complied with the Section 16(a) filing requirements of them during the year ended December 31, 2018.

Reimbursement of Expenses of our General Partner

Pursuant to our partnership agreement, our General Partner and its affiliates are entitled to receive reimbursement for the payment of expenses related to our operations and for the provision of various general and administrative services for our benefit.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during 2018, each person who served as the Principal Financial Officer (“PFO”) during 2018, the three most highly compensated executive officers other than the PEO and PFO serving at December 31, 2018, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2018, are referred to as the Named Executive Officers (“NEOs”).  The NEOs during 2018 were:

•	Mark A. Hurley, Chief Executive Officer;

•	Alex G. Stallings, Chief Financial Officer and Secretary until September 2018;

•	James R. Griffin, Chief Accounting Officer;

•	Jeffery A. Speer, Chief Operating Officer;

•	Brian L. Melton, Chief Commercial Officer; and

•	Joel W. Kanvik, Chief Legal Officer and Secretary.

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

Elements of Compensation.  Historically, the primary elements of our General Partner’s compensation program have been a combination of annual cash and long-term equity-based compensation, and the principal elements of compensation for the NEOs in 2018 were as follows:

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

In March 2018, our General Partner’s compensation committee increased the base salaries of Messrs. Speer and Kanvik to $276,000 and $265,000, respectively.  These base salary increases reflected the scope of each executive’s responsibilities and the compensation committee’s consideration of competitive market compensation paid by similar companies for comparable positions.

Discretionary Bonus Awards.  Our General Partner’s compensation committee may also award discretionary bonus awards to the NEOs. Our General Partner grants discretionary bonus awards to encourage and reward achievement of financial and operational goals and individual performance objectives.

During March 2019, the compensation committee awarded discretionary bonuses of $150,000; $115,000; $150,000; $25,000 and $100,000 to each of Messrs. Hurley, Griffin, Speer, Melton and Kanvik, respectively, relating to our results of operations in 2018.  Please see “-2018 Incentive Compensation” for a discussion of these discretionary bonuses.

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

During March 2018, the compensation committee made awards of 61,448; 27,447; 17,001; 29,700; 19,663 and 20,278 phantom units to Messrs. Hurley, Stallings, Griffin, Speer, Melton and Kanvik, respectively, relating to our results of operations in 2017.  For all but Mr. Hurley, the awards vest on January 1, 2021. Mr. Hurley’s phantom units vested on January 1, 2019. Mr. Stallings’s employment with our General Partner was ended on September 30, 2018, and, accordingly, his unvested phantom units were forfeited at such time. These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.

During March 2019, the compensation committee made awards of 38,558; 62,867 and 38,558 phantom units to Messrs. Griffin, Speer, and Kanvik, respectively, relating to our results of operations in 2018.  The awards vest on January 1, 2022. These phantom units contain distribution equivalent rights that entitle the holder of such units to receive a cash payment equal to the amount of any ordinary quarterly cash distribution paid to our common unitholders.  Please see “-2018 Incentive Compensation” for a discussion of these awards.

Other Benefits. The employment agreements entered into by Messrs. Hurley and Griffin with our General Partner provide that such NEO is eligible to participate in any employee benefit plans maintained by our General Partner during the term of his employment with the General Partner. During 2018, our General Partner, in addition to the Long-Term Incentive Plan described above, maintained an employee health insurance plan and an Exec-U-Care plan under which our officers (including all NEOs) were reimbursed for certain co-pays and deductibles for medical expenses. In addition, the employment agreements provide that each NEO is entitled to reimbursement for out-of-pocket expenses incurred while performing his duties under the employment agreement. Furthermore, we historically provided auto allowances to certain of our NEOs.

2018 Incentive Compensation. For 2018, the Board approved a cash bonus plan whereby 90% of an aggregate bonus pool for all employees, including the NEOs, was to be funded as follows:

•
75% of this portion of the bonus pool was to be funded based on the achievement of approximately $51.0 million in cash flow generated prior to distributions, incentive compensation and reserves established by our General Partner.

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

Individual awards (which, as in prior years, were expected to be paid in a combination of cash bonuses and equity compensation) were to be determined by the compensation committee at its discretion based on individual performance, exceptional service to the Partnership, challenges and opportunities not reasonably foreseeable at the beginning of the year, internal equities and external competition or opportunities. In 2018, actual cash flow generated prior to distributions, incentive compensation and reserves established by our General Partner was $36.9 million, resulting in 37% of the bonus pool being contributed based on this metric. In addition, partnership-wide goals were partially achieved resulting in 10% of the bonus pool being contributed, environmental, health and safety targets were also partially achieved resulting in 5% of the bonus pool being contributed, and company growth goals were not met resulting in 0% of the bonus pool being contributed.

In March 2019, our General Partner’s chief executive officer recommended cash bonus and Long-Term Incentive Plan awards for the remaining NEOs. After a thorough discussion, the compensation committee approved the following for each of our NEOs (other than Mr. Hurley):

(i)	a discretionary bonus award relating to our results of operations in 2018 as follows: $115,000; $150,000; $25,000 and $100,000 for Messrs. Griffin, Speer, Melton and Kanvik, respectively; and

(ii)	awards of phantom units relating to our results of operations for 2018 as follows: 38,558 units, 62,867 units and 38,558 units to Messrs. Griffin, Speer and Kanvik, respectively.

On March 8, 2019 the compensation committee made these discretionary bonus awards and phantom unit grants in accordance with such recommendations and also awarded Mr. Hurley a discretionary bonus award of $150,000 relating to our results of operations in 2018. The discretionary bonus awards were paid in March 2019.  The compensation committee considered the achievement of performance metrics outlined in the prior paragraph as well as the performance of the individual NEO in determining to make such awards.

Role of Executive Officers in Executive Compensation.  Our General Partner’s compensation committee determines the compensation of the NEOs.  Our General Partner’s chief executive officer, Mr. Hurley, made recommendations to the compensation committee for the awards of phantom units and discretionary bonuses to be paid to our NEOs relating to our results of operations in 2018. However, Mr. Hurley does not make any recommendations regarding his personal compensation. In addition, the employment agreement entered into by Mr. Griffin was originally approved by the management committee of SemGroup, L.P.’s (now SemGroup Corporation) general partner pursuant to its limited liability company agreement.

Employment Agreements.  As indicated above, Messrs. Hurly and Griffin have each entered into an employment agreement with our General Partner or one of its subsidiaries.

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

Employment Agreement of Mr. Griffin.  The employment agreement entered into by Mr. Griffin had an initial term of two years that automatically renews for subsequent one-year periods unless either party gives 90 days advance notice of termination.  This employment agreement provides for Mr. Griffin’s annual base salary as described above. In addition, Mr. Griffin is eligible for discretionary bonus awards and long-term incentives which may be made from time to time at the sole discretion of the Board.  The employment agreement also provides that Mr. Griffin is eligible to participate in any employee benefit plans maintained by our General Partner during the term of his employment with the General Partner and for up to 12 months thereafter, and is entitled to reimbursement for certain out-of-pocket expenses.

Pursuant to the employment agreement, Mr. Griffin has agreed not to disclose any confidential information obtained by him while employed under the agreement. In addition, the employment agreement contains payment obligations that may be triggered by a termination after a Change of Control (as defined therein).  See “- Potential Payments Upon Change of Control or Termination.”

Under the employment agreement entered into with Mr. Griffin, our General Partner may be required to pay certain amounts upon a Change of Control (as defined therein) of us or our General Partner or upon the termination of Mr. Griffin in certain circumstances. Except in the event of termination for Cause (as defined therein), termination by Mr. Griffin other than for Good Reason (as defined therein) or termination after the expiration of the term of the employment agreement, the employment agreement provides for payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to 12 months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.

The employment agreement also provides that if, within one year after a Change of Control (as defined therein) occurs, Mr. Griffin is terminated by our General Partner without Cause (as defined therein) or Mr. Griffin terminates the agreement for Good Reason (as defined therein), he will be entitled to payment of any unpaid base salary and vested benefits under any incentive plans, a lump sum payment equal to 24 months of base salary and continued participation in our General Partner’s welfare benefit programs for the longer of the remainder of the term of the employment agreement or one year after termination.  Based upon Mr. Griffin’s current base salary, the maximum amount of the lump sum severance payment would be approximately $0.5 million, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of earned but unpaid base salary and benefits under any incentive plans.

Potential Payments Upon Change of Control.

As described above, the employment agreements with Messrs. Hurley and Griffin contain provisions that could result in the payment of amounts described above to such individuals upon a qualifying termination or Change of Control (as defined in such employment agreements).

Had Messrs. Hurley or Griffin been terminated under the scenarios listed below on December 31, 2018, they would have received the following amounts and benefits:

Name	Benefit Type	Termination without Cause or Resignation for Good Reason		Termination without Cause or Resignation for Good Reason in Connection with A Change in Control
Mark A. Hurley	Lump Sum Severance	$450,000		$925,000
	Benefits Continuation	$—	(1)	$—	(1)
James R. Griffin	Lump Sum Severance	$227,000		$454,000
	Benefits Continuation	$36,900		$36,900
_______________

(1)
Mr. Hurley did not participate in our General Partner’s group health plans as of December 31, 2018, and thus would not have received any continued benefits under such plans had he experienced a qualifying termination of employment on such date.

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

Unit Purchase Plan. On June 23, 2014, the Partnership’s unitholders approved the Blueknight Energy Partners, L.P. Employee Unit Purchase Plan (the “Unit Purchase Plan”). The Unit Purchase Plan provides employees of the General Partner and its affiliates who perform services for the Partnership the opportunity to acquire or increase their ownership of common units. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage (ranging from 1% to 15%) of their eligible compensation for each pay period withheld for the purchase of common units. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization or similar event pursuant to the terms of the Unit Purchase Plan. The purpose of the Unit Purchase Plan is to promote our interests by providing employees of the General Partner and its affiliates a cost-effective program to enable them to acquire or increase their ownership of common units and to provide a means whereby such individuals may develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests. As of December 31, 2018, 210,824 common units have been delivered under the Unit Purchase Plan.

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the years ended 2018, 2017 and 2016. Mr. Kanvik was not an NEO in 2016.

Name and Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)(3)	Total ($)
Mark A. Hurley Chief Executive Officer	2018	450,000	150,000	299,866	—	—	53,016	952,882
	2017	448,750	400,000	—	—	—	42,991	891,741
	2016	445,000	475,000	—	—	—	43,075	963,075
Alex G. Stallings Former Chief Financial Officer and Secretary(4)	2018	244,500	—	133,941	—	—	63,716	442,157
	2017	324,450	160,000	155,870	—	—	76,541	716,861
	2016	319,800	165,000	142,528	—	—	71,237	698,565
James R. Griffin Chief Accounting Officer	2018	227,000	115,000	82,965	—	—	41,427	466,392
	2017	225,625	115,000	100,565	—	—	46,280	487,470
	2016	221,500	110,000	80,766	—	—	41,272	453,538
Jeffery A. Speer Chief Operating Officer	2018	274,000	150,000	144,936	—	—	63,523	632,459
	2017	258,333	187,000	160,904	—	—	73,424	679,661
	2016	237,000	160,000	175,784	—	—	65,310	638,094
Brian L. Melton Chief Commercial Officer	2018	244,000	25,000	95,955	—	—	49,308	414,263
	2017	242,250	110,000	110,611	—	—	60,578	523,439
	2016	237,000	155,000	104,520	—	—	57,005	553,525
Joel W. Kanvik Chief Legal Officer and Secretary	2018	263,750	200,000	98,957	—	—	36,805	599,512
	2017	260,000	256,000	90,505	—	—	29,401	635,906
_______________

(1)
In connection with his appointment as Chief Commercial Officer, Mr. Melton received a signing bonus, of which $45,000 was paid in 2016. In connection with his appointment as Chief Legal Officer, Mr. Kanvik received a signing and relocation bonus, of which $115,000 and $100,000 was paid in 2017 and 2018, respectively.

(2)
Dollar amounts represent the grant date fair value of awards granted in each year with respect to phantom unit grants under the LTIP. See Note 15 to our consolidated financial statements for assumptions used in calculating these amounts. Mr. Hurley was granted an award in 2012 with a five year vesting period in connection with his appointment as Chief Executive Officer, and he was not granted additional awards from 2013 through 2017.

(3)    We provide distribution equivalent rights (“DERs”) under the LTIP, auto allowances, reimbursement of certain deductibles and co-pays for medical expenses and discretionary matching and profit sharing contributions to our 401(k) plan to our NEOs. In 2018, payments related to these items were as follows:

	DERs	Auto Allowance	401(k) plan contributions	Other	Total
Mark A. Hurley	$18,742	$3,600	$23,327	$7,347	$53,016
Alex G. Stallings	$25,297	$3,600	$23,327	$11,492	$63,716
James R. Griffin	$19,134	$—	$21,753	$540	$41,427
Jeffery A. Speer	$35,769	$3,600	$22,913	$1,241	$63,523
Brian L. Melton	$22,820	$3,600	$20,192	$2,696	$49,308
Joel W. Kanvik	$11,881	$3,600	$18,980	$2,344	$36,805

(4)	Mr. Stallings resigned as Chief Financial Officer on September 30, 2018, The Partnership has not yet replaced him and Mr. Griffin is serving as interim CFO.

Pension Benefits

We do not have a pension plan in which our named executive officers are eligible to participate.

Non-Qualified Deferred Compensation

We do not have a non-qualified deferred compensation plan.

Grants of Plan-Based Awards for Fiscal Year 2018

The following tables provide information concerning each grant of an award made to a NEO during 2018, including, but not limited to, awards made under our General Partner’s LTIP.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Units (#)(1)(2)	All Other Unit Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit and Option Awards ($)
Mark A. Hurley	March 9, 2018	—	—	—	—	—	—	61,448	—	—	293,107
Alex G. Stallings	March 9, 2018	—	—	—	—	—	—	27,447	—	—	130,922
James R. Griffin	March 9, 2018	—	—	—	—	—	—	17,001	—	—	81,095
Jeffrey A. Speer	March 9, 2018	—	—	—	—	—	—	29,700	—	—	141,669
Brian L. Melton	March 9, 2018	—	—	—	—	—	—	19,663	—	—	93,793
Joel W. Kanvik	March 9, 2018	—	—	—	—	—	—	20,278	—	—	96,726
____________________

(1)	This amount represents grants of phantom units under our General Partner’s LTIP. See Note 15 to our consolidated financial statements.

(2)	Mr. Stallings’s employment with our General Partner ended effective September 30, 2018. Accordingly, Mr. Stallings’s unvested phantom units were forfeited at such time.

Outstanding Equity Awards at Fiscal Year-End 2018

The following tables provide information concerning all outstanding equity awards made to a NEO as of December 31, 2018, including, but not limited to, awards made under our General Partner’s LTIP.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(1)
Mark A. Hurley	—	—	—	—	—	—	—	61,448	(2)	70,665
James R. Griffin	—	—	—	—	—	—	—	17,001	(3)	19,551
	—	—	—	—	—	—	—	14,065	(4)	16,175
	—	—	—	—	—	—	—	16,932	(5)	19,472
Jeffery A. Speer	—	—	—	—	—	—	—	29,700	(3)	34,155
	—	—	—	—	—	—	—	22,504	(4)	25,880
	—	—	—	—	—	—	—	36,852	(5)	42,380
Brian L. Melton	—	—	—	—	—	—	—	19,663	(3)	22,612
	—	—	—	—	—	—	—	15,471	(4)	17,792
	—	—	—	—	—	—	—	21,912	(5)	25,199
Joel W. Kanvik	—	—	—	—	—	—	—	20,278	(3)	23,320
	—	—	—	—	—	—	—	12,658	(4)	14,557
____________________

(1)
Market value of awards is calculated as the product of the closing market price of $1.15 of the Partnership’s common units at December 31, 2018, and the number of phantom units outstanding at December 31, 2018.

(2)	Represents phantom units granted in 2018 under our General Partner’s LTIP. These phantom units vested on January 1, 2019.

(3)
Represents phantom units granted in 2018 under our General Partner’s LTIP. These phantom units will vest on January 1, 2021. All of the distribution equivalent rights associated with these phantom units are currently payable.

(4)
Represents phantom units granted in 2017 under our General Partner’s LTIP. These phantom units will vest on January 1, 2020. All of the distribution equivalent rights associated with these phantom units are currently payable.

(5)	Represents phantom units granted in 2016 under our General Partner’s LTIP. These phantom units vested on January 1, 2019.

Option Exercises and Stock Vested for Fiscal Year 2018

The following table provides information regarding each vesting during 2018 of phantom units held by our NEOs. Our NEOs have not been granted stock option awards.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Alex G. Stallings	7,818	41,670	(2)
James R. Griffin	4,837	25,781	(2)
Jeffrey A. Speer	7,924	42,235	(2)
Brian L. Melton	6,626	35,317	(2)
____________________

(1)	No awards vested in 2018 for Messrs. Hurley and Kanvik.

(2)	This value is based on the average of the high and low trading prices of our common units on January 16, 2018, the date of issuance of such common units.

Director Compensation for Fiscal Year 2018

Name	Fees Earned or Paid in Cash ($)	Stock Awards(4) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Duke R. Ligon	151,000	20,624	—	—	—	—	171,624
Steven M. Bradshaw	151,000	16,874	—	—	—	—	167,874
John A. Shapiro	151,000	16,874	—	—	—	—	167,874
Donald M. Brooks(1)(2)	—	—	—	—	—	—	—
Edward D. Brooks(1)	—	—	—	—	—	—	—
Joel D. Pastorek(1)	—	—	—	—	—	—	—
W.R. “Lee” Adams(1)	—	—	—	—	—	—	—
Jimmy A. Langdon(1)(3)	—	—	—	—	—	—	—
Robert H. Lampton(1)	—	—	—	—	—	—	—
William W. Lampton(1)	—	—	—	—	—	—	—
____________________

(1)	Affiliated with Ergon.

(2)	Mr. Brooks resigned from the Board in February 2018.

(3)	Mr. Langdon passed away in July 2018.

(4)
These amounts represent the grant date fair value of restricted and unrestricted units awarded under the LTIP.  The grant date fair value of these awards is computed in accordance with ASC 718 - Compensation—Stock Compensation.  See Note 15 to our consolidated financial statements for assumptions used in calculating these amounts.

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

Pay Ratio Disclosure

We believe our executive compensation program must be consistent and internally equitable to motivate our employees to perform in ways that enhance shareholder value. We are committed to internal pay equity, and the compensation committee monitors the relationship between the pay of our executive officers and the pay of our non-executive employees. The compensation committee reviewed a comparison of our Chief Executive Officer’s (“CEO”) annual total compensation during fiscal year 2018 to that of our median compensated employee for the same period. For purposes of identifying our median compensated employee we calculated the total of the following amounts based on our payroll records:

•	salary received;

•	annual bonus;

•	auto allowance;

•	company-paid group term life insurance;

•	fair market value of vesting stock units; and

•	company-paid Unit Purchase Plan discount.

We identified all active employees as of December 31, 2018. We then determined our median compensated employee by calculating the sum of the amounts described above for each of our employees, which we annualized for any employee who did not work for the entire year. We ranked the employees from highest to lowest and selected the median employee from this listing. We then calculated the annual total compensation of the median compensated employee and the CEO in accordance with SEC requirements.

Based on our calculation as described above, the 2018 annual total compensation of our CEO was $952,882, the 2018 annual total compensation of our median compensated employee was $75,012 and the ratio of these amounts was 12.7:1. This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2018, the compensation committee of our General Partner was comprised of Messrs. Ligon, Bradshaw and Shapiro (chairman).  No member of the compensation committee was an officer or employee of our General Partner or had any relationship requiring disclosure under Item 404 of Regulation S-K.

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

Steven M. Bradshaw
Duke R. Ligon

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of March 11, 2019 held by:

•	each person or group of persons who beneficially own 5% or more of the then outstanding common units or Preferred Units;

•	all of the directors of our General Partner;

•	each NEO of our General Partner; and

•	all current directors and NEOs of our General Partner as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Percentage of total common and Preferred Units beneficially owned is based on 40,714,857 common units and 35,125,202 Preferred Units outstanding as of March 11, 2019.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Percentage of Total Common and Preferred Units Beneficially Owned
Ergon Asphalt & Emulsions, Inc.(2)	2,745,837	6.7%	18,312,968	52.1%	27.8%
Mark A. Hurley(5)	425,629	1.0%	—	—	*
James R. Griffin(5)	67,947	*	—	—	*
Jeffery A. Speer(5)	72,428	*	—	—	*
Joel W. Kanvik	4,078	*	—	—	*
Brian L. Melton(5)	38,903	*	400	*	*
Duke R. Ligon(4)	70,394	*	—	—	*
Steven M. Bradshaw(4)	48,524	*	—	—	*
John A. Shapiro(4)	46,934	*	—	—	*
W.R. “Lee” Adams(2)(6)	50,000	*	—	—	*
Edward D. Brooks(2)(6)	—	—	—	—	—
Joel D. Pastorek(2)(6)	—	—	—	—	—
Robert H. Lampton(2)(6)	150,000	*	—	—	*
William W. Lampton(2)(6)	103,350	*	—	—	*
Blueknight Energy Holding, Inc.(7)	—	—	2,488,789	7.1%	3.3%
CB-Blueknight, LLC(8)	—	—	2,488,789	7.1%	3.3%
Neuberger Berman Group LLC(9)	2,522,589	6.2%	—	—	5.0%
DG Capital Management, Inc.(10)	2,901,031	7.1%	1,131,729	3.2%	5.1%
Clearbridge Investments, LLC(11)	3,269,674	8%	—	—	4.3%
Oppenheimer Funds, Inc.(12)	2,980,165	7.3%	—	—	4.0%
All current executive officers and directors as a group (13 persons)	1,078,187	2.6%	400	*	1.4%
_______________

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 6060 American Plaza, Suite 600, Tulsa, Oklahoma 74135.

(2)
Ergon Asphalt & Emulsions, Inc. owns Ergon Asphalt Holdings, LLC.  The address for Ergon is 2829 Lakeland Drive, Suite 2000, Jackson, Mississippi 39215. Ergon Asphalt Holdings, LLC owns 100% of Blueknight GP Holding, LLC, which owns the membership interest in our General Partner.

(4)	Does not include unvested restricted units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.

(5)	Does not include unvested phantom units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.

(6)	Messrs. Adams, Brooks, Pastorek, R. Lampton and W. Lampton are affiliated with Ergon.

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

(9)
Based on a Schedule 13G filed February 13, 2019, by Neuberger Berman Group LLC with the SEC. The filing was made jointly with Neuberger Berman Investment Advisers LLC, and reports that they have shared voting power with respect to 2,313,042 common units and shared dispositive power with respect to 2,522,589 common units. Their address as reported in such Schedule 13G is 1290 Avenue of the Americas, New York, New York 10104.

(10)
Based on a Schedule 13G filed February 14, 2019, by DG Capital Management, LLC with the SEC. The filing was made jointly with Dov Gertzulin, and reports that they have shared voting power with respect to 2,901,031 common units and 1,131,729 Preferred Units. Their address as reported in such Schedule 13G is 460 Park Avenue, 22nd Floor, New York, New York 10022.

(11)	Based on a Schedule 13G filed February 14, 2019, by Clearbridge Investments, LLC with the SEC. Their address as reported in such Schedule 13G is 620 8th Avenue, New York, New York 10018.

(12)	Based on a Schedule 13G filed January 30, 2019, by Oppenheimer Funds, Inc. with the SEC. Their address as reported in such Schedule 13G is 225 Liberty Street, New York, New York 10281.

Securities Authorized for Issuance under Equity Compensation Plans (as of March 11, 2019)

Equity Compensation Plan Information(1)
	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,156,666	$—	1,598,860
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,156,666	$—	1,598,860
________________

(1)
Our General Partner has adopted and maintains the LTIP for employees, consultants and directors of our General Partner and its affiliates who perform services for us.  An aggregate of 1,119,379, phantom units that have been granted to our executive officers and other employees remain outstanding and have not yet vested. Excluding phantom unit grants, the responses are as follows: (a) 37,287, (b) $0 and (c) 2,718,239. No value is shown in column (b) of the table because the phantom units and restricted units do not have an exercise price.  For more information about the LTIP, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Long-Term Incentive Plan.” In addition, on June 23, 2014, our unitholders approved the Unit Purchase Plan. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization or similar event pursuant to the terms of the Unit Purchase Plan. As of March 11, 2019, 274,164 common units had been delivered under the Unit Purchase Plan. For more information about the Unit Purchase Plan, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Unit Purchase Plan.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Distributions and Payments to Our General Partner and Its Affiliates

Our General Partner is owned by Ergon, which also owns 18,312,968 of the 35,125,202 outstanding Preferred Units and 3,049,187 of the 40,714,857 outstanding common units, representing an aggregate 28.2% limited partner interest in us as of March 11, 2019.  In addition, our General Partner owns a 1.6% general partner interest in us and the incentive distribution rights.  For a description of the distributions and payments our General Partner is entitled to receive, see “Item 5-Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities-General Partner Interest and Incentive Distribution Rights.”

Agreements with Related Parties and Affiliates

For information regarding material agreements with related parties and affiliates, see Note 14 to our consolidated financial statements.

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

Item 14.    Principal Accountant Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we have paid PricewaterhouseCoopers LLP for independent auditing, tax and related services for each of the last two fiscal years:

	Year ended December 31,
	2017	2018
Audit fees(1)	$671,164	$695,605
Audit-related fees(2)	—	—
Tax fees(3)	299,261	266,077
All other fees(4)	—	—
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

3.1
Amended and Restated Certificate of the Partnership, dated November 19, 2009, but effective as of December 1, 2009 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).

3.2
Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated September 14, 2011 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed on September 14, 2011, and incorporated herein by reference).

3.3
Amended and Restated Certificate of Formation of the General Partner, dated November 20, 2009, but effective as of December 1, 2009 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed on November 25, 2009, and incorporated herein by reference).

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

4.4	Specimen Series A Preferred Unit Certificate (filed as Exhibit 4.3 to the Partnership’s Current Report on Form 8-K, filed on September 27, 2011, and incorporated herein by reference).
4.5
Registration Rights Agreement, dated October 5, 2016, by and among Blueknight Energy Partners, L.P., Ergon Asphalt & Emulsions, Inc., Ergon Terminaling, Inc. and Ergon Asphalt Holdings, LLC (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed on October 5, 2016, and incorporated herein by reference).

4.6
Amended and Restated Registration Rights Agreement, dated December 1, 2017, by and among Blueknight Energy Partners, L.P., Ergon Asphalt & Emulsions, Inc., Ergon Terminaling, Inc. and Ergon Asphalt Holdings, LLC (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed on December 1, 2017, and incorporated herein by reference).

10.1†
Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (as amended and restated effective April 29, 2014) (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on June 27, 2014, and incorporated herein by reference).

10.2*†
First Amendment to the Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan, dated January 17, 2018 (filed as Exhibit 10.7 to the Partnership’s Annual Report on Form 10-K, file March 8, 2018, and incorporated herein by reference).

10.3†	Form of Phantom Unit Agreement (for pre-2018 grants) (filed as Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K, filed on March 16, 2011, and incorporated herein by reference).
10.4*†	Form of Phantom Unit Agreement (for grants during and after 2018) (filed as Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K, filed on March 8, 2018, and incorporated herein by reference).
10.5†
Form of Director Restricted Common Unit Agreement (for grants during and before 2017) (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).

10.6*†
Form of Director Restricted Common Unit Agreement (for post-2017 grants) (filed as Exhibit 10.11 to the Partnership’s Annual Report on Form 10-K, filed March 8, 2018, and incorporated herein by reference).

10.7†
Employee Phantom Unit Agreement, dated October 4, 2012, between Mark Hurley and Blueknight Energy Partners G.P., L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K/A, filed on October 4, 2012, and incorporated herein by reference).

10.8†	Form of Employment Agreement (filed as Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed on May 25, 2007, and incorporated herein by reference).
10.9†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed on May 25, 2007, and incorporated herein by reference).
10.10†
Employment Agreement, dated October 4, 2012, between Mark Hurley and BKEP Management, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K/A, filed on October 4, 2012, and incorporated herein by reference).

10.11
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

10.13†
Blueknight Energy Partners, L.P. Employee Unit Purchase Plan, dated to be effective as of June 23, 2014 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on June 27, 2014, and incorporated herein by reference).

10.14
Second Amended and Restated Credit Agreement, dated as of May 11, 2017, by and among Blueknight Energy Partners, L.P. Wells Fargo Bank, National Association, as Administrative Agent, and the several lenders from time to time party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 12, 2017 (Commission File No. 001-33503), and incorporated herein by reference).

10.15
First Amendment to Second Amended and Restated Credit Agreement, dated as of June 28, 2018, by and among the Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed June 29, 2018, and incorporated herein by reference).

10.16#
Storage, Throughput and Handling Agreement, dated October 5, 2016, by and among BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on October 5, 2016, and incorporated herein by reference).

10.17#
First Amendment to the Storage, Throughput and Handling Agreement, dated July 12, 2018, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 13, 2018, and incorporated herein by reference).

10.18*	Amendment to the Storage, Throughput and Handling Agreement, effective January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc.
10.19*	Amendment to the Storage, Throughput and Handling Agreement, effective March 7, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc.
10.20#
Amended and Restated Omnibus Agreement, dated July 12, 2018, by and between Ergon Asphalt & Emulsions, Inc., Blueknight Energy Partners G.P., L.L.C., Blueknight Energy Partners, L.P., Blueknight Terminalling, L.L.C., BKEP Materials, L.L.C. and BKEP Asphalt, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed July 13, 2018, and incorporated herein by reference).

10.21#
Facilities Lease Agreement, dated May 18, 2009, by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 2, 2016, and incorporated herein by reference).

10.22#
Master Facilities Lease Agreement, dated November 11, 2010, by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 2, 2016, and incorporated herein by reference).

10.23
Second Amendment to Master Facilities Lease Agreement, dated July 2, 2012, by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 2, 2016, and incorporated herein by reference).

10.24
Agreement, dated May 9, 2018, by and between Ergon Terminalling, Inc. and Blueknight Energy Partners, L.P. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 18, 2018, and incorporated herein by reference).

10.25
Domestic Crude Oil and Condensate Agreement, dated March 28, 2018, by and between Ergon Oil Purchasing, Inc. and BKEP Supply and Marketing, LLC (filed as Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q, filed August 2, 2018, and incorporated herein by reference).

10.26
Partial Lease Termination No. 5 to Master Facilities Lease Agreement, dated March 7, 2018, by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc (filed as Exhibit 10.26 to the Partnership’s Annual Report on Form 10-K, filed March 8, 2018, and incorporated herein by reference).

10.27
Fifth Amendment to Master Facilities Lease Agreement, dated March 7, 2018, by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc (filed as Exhibit 10.27 to the Partnership’s Annual Report on Form 10-K, filed March 8, 2018, and incorporated herein by reference).

10.28*	Lessee Operated Facilities Lease Agreement, dated January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc.
10.29*	Owner Operated Storage, Throughput and Handling Agreement, dated January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc.
21.1*	List of Subsidiaries of Blueknight Energy Partners, L.P.
23.1*	Consent of PricewaterhouseCoopers, L.L.P.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101**
The following financial information from Blueknight Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Consolidated Balance Sheets as of December 31, 2017 and 2018; (iii) Consolidated Statements of Operations for the years ended December 31, 2016, 2017 and 2018; (iv) Consolidated Statement of Changes in Partners’ Capital for the years ended December 31, 2016, 2017 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2017 and 2018; and (vi) Notes to Consolidated Financial Statements.

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

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners G.P., L.L.C.
Its General Partner

March 12, 2019	By:	/s/ James R. Griffin
James R. Griffin
Chief Accounting Officer and Authorized Signatory

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2019.

Signature	Title

/s/ Mark A. Hurley	Chief Executive Officer and Director (Principal Executive Officer)
Mark A. Hurley

/s/ James R. Griffin	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
James R. Griffin

/s/ Duke R. Ligon	Director
Duke R. Ligon

/s/ Steven M. Bradshaw	Director
Steven M. Bradshaw

/s/ John A. Shapiro	Director
John A. Shapiro

/s/ W.R. “Lee” Adams	Director
W.R. “Lee” Adams

/s/ Edward D. Brooks	Director
Edward D. Brooks

/s/ Joel D. Pastorek	Director
Joel D. Pastorek

/s/ Robert H. Lampton	Director
Robert H. Lampton

/s/ William W. Lampton	Director
William W. Lampton

Item 16.    Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Blueknight Energy Partners G.P., L.L.C. as the general partner of Blueknight Energy Partners, L.P. and unit holders of Blueknight Energy Partners, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Blueknight Energy Partners, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Tulsa, Oklahoma
March 12, 2019

We have served as the Partnership’s auditor since 2007.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS (in thousands, except per unit data)

	As of December 31,
	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,469	$1,455
Accounts receivable, net of allowance for doubtful accounts of $28 and $26 at December 31, 2017 and 2018, respectively	7,589	35,683
Receivables from related parties, net of allowance for doubtful accounts of $0 at both dates	3,070	1,043
Prepaid insurance	2,009	1,860
Other current assets	8,438	7,485
Total current assets	23,575	47,526
Property, plant and equipment, net of accumulated depreciation of $316,591 and $263,554 at December 31, 2017 and 2018, respectively	296,069	248,261
Goodwill	3,870	6,728
Debt issuance costs, net	4,442	3,349
Intangibles and other assets, net	12,913	17,440
Total assets	$340,869	$323,304
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$4,439	$3,707
Accounts payable to related parties	2,268	2,263
Accrued crude oil purchases	1,115	13,949
Accrued crude oil purchases to related parties	—	10,219
Accrued interest payable	694	465
Accrued property taxes payable	2,432	3,089
Unearned revenue	2,393	3,206
Unearned revenue with related parties	551	4,835
Accrued payroll	6,119	3,667
Other current liabilities	3,632	3,465
Total current liabilities	23,643	48,865
Long-term unearned revenue with related parties	1,052	1,714
Other long-term liabilities	3,673	4,010
Long-term interest rate swap liabilities	225	—
Contingent liability with related party (Note 14)	—	10,019
Long-term debt	307,592	265,592
Commitments and contingencies (Note 18)
Partners’ capital:
Common unitholders (40,158,342 and 40,424,372 units issued and outstanding at December 31, 2017 and 2018, respectively)	454,358	370,972
Preferred Units (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(703,597)	(631,791)
Total partners’ capital	4,684	(6,896)
Total liabilities and partners’ capital	$340,869	$323,304

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Year ended December 31,
	2016	2017	2018
Service revenue:
Third-party revenue	$126,215	$113,772	$58,756
Related-party revenue	30,211	56,688	22,131
Lease revenue:
Third-party revenue	—	—	42,067
Related-party revenue	—	—	25,961
Product sales revenue:
Third-party revenue	20,968	11,479	235,438
Related-party revenue	—	—	482
Total revenue	177,394	181,939	384,835
Costs and expenses:
Operating expense	111,091	123,805	113,890
Cost of product sales	14,130	8,807	126,776
Cost of product sales from related party	—	—	102,469
General and administrative expense	20,029	17,112	15,995
Asset impairment expense	25,761	2,400	53,068
Total costs and expenses	171,011	152,124	412,198
Gain (loss) on sale of assets	108	(975)	149
Operating income (loss)	6,491	28,840	(27,214)
Other income (expenses):
Equity earnings in unconsolidated affiliate	1,483	61	—
Gain on sale of unconsolidated affiliate	—	5,337	2,225
Interest expense	(12,554)	(14,027)	(16,860)
Income (loss) before income taxes	(4,580)	20,211	(41,849)
Provision for income taxes	260	166	198
Net income (loss)	$(4,840)	$20,045	$(42,047)

Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income (loss)	$433	$944	$(512)
Preferred interest in net income	$25,824	$25,115	$25,115
Net loss available to limited partners	$(31,097)	$(6,014)	$(66,650)

Basic and diluted net loss per common unit	$(0.87)	$(0.15)	$(1.61)

Weighted average common units outstanding - basic and diluted	35,093	38,342	40,348

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Preferred Unitholders	General Partner Interest	Total Partners’ Capital
Balance, December 31, 2015	$493,824	$204,599	$(611,204)	$87,219
Net income (loss)	(30,004)	24,939	225	(4,840)
Equity-based incentive compensation	2,051	—	36	2,087
Profits interest contribution	—	—	923	923
Distributions	(20,960)	(24,939)	(1,320)	(47,219)
Capital contributions	—	—	2,384	2,384
Proceeds from sale of 3,795,000 common units, net of underwriters’ discount and offering expenses of $1.5 million	20,931	—	—	20,931
Proceeds from sale of 71,807 common units pursuant to the Employee Unit Purchase Plan	338	—	—	338
Repurchase of 13,335,390 Preferred Units	—	(95,348)	—	(95,348)
Proceeds from issuance of 18,312,968 Preferred Units	—	144,672	—	144,672
Proceeds from issuance of 847,457 common units	5,000	—	—	5,000
Proceeds from issuance of 97,654 general partner units	—	—	680	680
Consideration paid in excess of historical cost of assets acquired from Ergon	—	—	(91,251)	(91,251)
Balance, December 31, 2016	$471,180	$253,923	$(699,527)	$25,576
Net income (loss)	(6,009)	25,116	938	20,045
Equity-based incentive compensation	1,424	—	27	1,451
Distributions	(22,633)	(25,116)	(1,414)	(49,163)
Capital contributions	—	—	104	104
Proceeds from sale of 53,079 common units pursuant to the Employee Unit Purchase Plan	240	—	—	240
Value of 1,898,380 common units issued for acquisitions	10,156	—	—	10,156
Consideration paid in excess of historical cost of assets acquired from Ergon	—	—	(3,725)	(3,725)
Balance, December 31, 2017	$454,358	$253,923	$(703,597)	$4,684
Net income	(66,818)	25,115	(344)	(42,047)
Equity-based incentive compensation	1,811	—	34	1,845
Distributions	(18,587)	(25,115)	(1,034)	(44,736)
Capital contributions	—	—	183	183
Capital contributions related to sale of terminal assets to Ergon	—	—	72,967	72,967
Proceeds from sale of 61,327 common units pursuant to the Employee Unit Purchase Plan	208	—	—	208
Balance, December 31, 2018	$370,972	$253,923	$(631,791)	$(6,896)

The accompanying notes are an integral part of this consolidated financial statement.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2016	2017	2018
Cash flows from operating activities:
Net income (loss)	$(4,840)	$20,045	$(42,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	15	(21)	(2)
Provision for uncollectible receivables from related parties	(229)	—	—
Depreciation and amortization	30,820	31,139	29,359
Intangible asset impairment charge	—	1,107	189
Amortization and write-off of debt issuance costs	1,107	1,816	1,451
Unrealized gain related to interest rate swaps	(1,156)	(1,790)	(201)
Fixed asset impairment charge	25,761	1,293	42,860
Other impairment charge recorded on a push-down basis (Note 14)	—	—	10,019
Loss (gain) on sale of assets	(108)	975	(149)
Gain on sale of unconsolidated affiliate	—	(5,337)	(2,225)
Equity-based incentive compensation	2,087	1,451	1,845
Equity earnings in unconsolidated affiliate	(1,483)	(61)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,138	(24)	(25,450)
Decrease (increase) in receivables from related parties	213	(1,210)	2,027
Decrease in prepaid insurance	3,008	2,507	2,085
Decrease (increase) in other current assets	237	(983)	1,314
Decrease (increase) in other non-current assets	(498)	84	442
Increase (decrease) in accounts payable	(237)	952	(592)
Increase in payables to related parties	1,053	749	342
Increase in accrued oil purchases	—	—	13,949
Increase in accrued oil purchases to related parties	—	—	10,219
Increase (decrease) in accrued interest payable	222	281	(229)
Increase (decrease) in accrued property taxes	(242)	(72)	1,031
Increase (decrease) in unearned revenue	(1,568)	898	785
Increase in unearned revenue from related parties	187	580	5,714
Decrease in accrued payroll	(905)	(239)	(2,452)
Increase (decrease) in other accrued liabilities	(1,733)	354	(1,500)
Net cash provided by operating activities	52,849	54,494	48,784
Cash flows from investing activities:
Acquisition of assets from Ergon	(122,572)	—	—
Acquisitions	(18,989)	—	(21,959)
Capital expenditures	(19,995)	(18,715)	(34,400)
Proceeds from sale of assets	1,993	9,297	5,051
Proceeds from sale of terminal assets to Ergon	—	—	88,538
Proceeds from sale of unconsolidated affiliate	—	26,489	2,225
Net cash provided by (used in) investing activities	(159,563)	17,071	39,455
Cash flows from financing activities:
Payment on insurance premium financing agreement	(3,425)	(2,965)	(2,399)
Payment on capital leases	—	—	(151)
Debt issuance costs	(956)	(4,208)	(358)
Borrowings under credit agreement	170,000	378,592	324,000
Payments under credit agreement	(91,000)	(395,000)	(366,000)
Proceeds from issuance of common units, net of offering costs	26,269	240	208
Proceeds from issuance of Preferred Units	144,672	—	—
Proceeds from issuance of general partner units	680	—	—
Repurchase of Preferred Units	(95,348)	—	—
Capital contributions	2,384	104	183
Capital contributions related to profits interest	923	—	—
Distributions	(47,219)	(49,163)	(44,736)

BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2016	2017	2018
Net cash provided by (used in) financing activities	106,980	(72,400)	(89,253)
Net increase (decrease) in cash and cash equivalents	266	(835)	(1,014)
Cash and cash equivalents at beginning of period	3,038	3,304	2,469
Cash and cash equivalents at end of period	$3,304	$2,469	$1,455

Supplemental disclosure of non-cash financing and investing cash flow information:
Assets acquired through non-cash equity issuance	$—	$10,156	$—
Non-cash changes in property, plant and equipment	$(1,825)	$779	$(715)
Non-cash change in assets and liabilities due to settlement items related to the sale of terminal assets to Ergon	$—	$—	$(1,308)
Increase in accrued liabilities related to insurance premium financing agreement	$3,189	$2,938	$2,184
Cash paid for interest, net of amounts capitalized	$12,404	$13,732	$16,088
Cash paid for income taxes	$282	$158	$133

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. and subsidiaries (collectively, the “Partnership”) is a publicly traded master limited partnership with operations in 27 states. The Partnership provides integrated terminalling, gathering and transportation services for companies engaged in the production, distribution and marketing of liquid asphalt and crude oil. The Partnership manages its operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services and (iv) crude oil trucking services. On April 24, 2018, the Partnership sold the producer field services business. As a result of the sale of the producer field services business, the Partnership changed the name of the crude oil trucking and producer field services operating segment to crude oil trucking services during the second quarter of 2018. See Note 8 for additional information. The Partnership’s common units and Preferred Units, which represent limited partnership interests in the Partnership, are listed on the Nasdaq Global Market under the symbols “BKEP” and “BKEPP,” respectively. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements and related notes present and discuss the Partnership’s consolidated financial position as of December 31, 2017 and 2018, and the consolidated results of the Partnership’s operations, cash flows and changes in partners’ capital for the years ended December 31, 2016, 2017 and 2018. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

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

ACCOUNTS RECEIVABLE - The majority of the Partnership’s accounts receivable relates to its crude oil pipeline services segment, specifically the crude oil marketing business. Accounts receivable included in the consolidated balance sheets are reflected net of the allowance for doubtful accounts of less than $0.1 million at both December 31, 2017 and 2018.

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

The Partnership has contractual obligations to perform dismantlement and removal activities in the event that some of its liquid asphalt cement and residual fuel oil terminalling assets are abandoned (see Note 18).  Such obligations are recognized in the period incurred if reasonably estimable.

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

During the year ended December 31, 2018, the Partnership recognized fixed asset impairment expenses of approximately $40.7 million related to a markdown of our pipeline system to estimated fair value, $1.7 million related to the market value of its pipeline linefill assets and $0.4 million related to the value of obsolete trucking stations in Oklahoma and Colorado. In addition, the Partnership recognized a $10.0 million impairment on a push-down basis related to Ergon’s investment in Cimarron Pipeline. See Note 14 for more information.

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

Acquired customer relationships are capitalized and amortized over useful lives ranging from 5 to 20 years using the straight-line method of amortization. An impairment loss is recognized for definite-lived intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment charges were recognized during the year ended December 31, 2016, with respect to intangible assets. During the year ended December 31, 2017, the Partnership recognized intangible asset impairment charges of $0.2 million on customer relationships related to the former producer field services business, primarily operated in the Texas panhandle. During the year ended December 31, 2018, the Partnership recognized intangible asset impairment charges of $0.2 million related to a customer contract asset in the crude oil pipeline services business. Intangible asset impairment charges are included in the line item “Asset impairment expense” on the consolidated statements of operations.

EQUITY METHOD INVESTMENTS - The Partnership’s approximate 30% ownership investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership had significant influence but not control, was accounted for by the equity method. The Partnership did not consolidate any part of the assets or liabilities of its equity method investee. On April 3, 2017, Advantage Pipeline was acquired by a joint venture formed by affiliates of Plains All American Pipeline, L.P. and Noble Midstream Partners LP. The Partnership’s share of net income or loss is reflected as one line item on the Partnership’s consolidated statements of operations entitled “Equity earnings in unconsolidated affiliate” and increased or decreased, as applicable, the carrying value of the Partnership’s investment in the unconsolidated affiliate on the consolidated balance sheets. Distributions to the Partnership reduced the carrying value of its investment and are reflected in the Partnership’s consolidated statements of cash flows in the line item “Distributions from unconsolidated affiliate.” In turn, contributions increased the carrying value of the Partnership’s investment and were reflected in the Partnership’s consolidated statements of cash flows in investing activities. See Note 6 for additional information.

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

Changes in the carrying amount of goodwill are summarized below for the periods indicated (in thousands):

	Asphalt Terminalling Services	Crude Oil Trucking Services	Total
Balance, December 31, 2015	$3,511	$876	$4,387
Acquisition	359	—	359
Balance, December 31, 2016	$3,870	$876	$4,746
Impairment	—	(876)	(876)
Balance, December 31, 2017	$3,870	$—	$3,870
Acquisition	2,858	—	2,858
Balance, December 31, 2018	$6,728	$—	$6,728

During the fourth quarter of 2017, impairment testing indicated that the fair value of the crude oil trucking services reporting unit was less than the carrying value based on the estimated market value of the crude oil trucking services business, and the Partnership recognized impairment of goodwill of $0.9 million related to this reporting unit. Impairment testing indicated there was no impairment of goodwill in 2016 or in 2018.

ENVIRONMENTAL MATTERS - Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Partnership had loss contingencies related to environmental matters of $0.1 million and $0.2 million as of December 31, 2017 and 2018, respectively.

REVENUE RECOGNITION - On January 1, 2018, the Partnership adopted the new accounting standard ASC 606 - Revenue from Contracts with Customers and all related amendments (“new revenue standard”) using the modified retrospective method, and as a result applied the new guidance only to contracts that are not completed at the adoption date. Results for reporting periods beginning on January 1, 2018, are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under ASC 605 - Revenue Recognition. See Note 4 for detailed discussion regarding the Partnership’s revenue recognition policies.

INCOME AND OTHER TAXES - For federal and most state income tax purposes, the majority of income, gains, losses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership and are subject to income tax at the individual partner level. The Partnership is subject to the Texas state franchise (margin) tax, and the earnings associated with the Partnership’s taxable subsidiary are subject to federal and state income taxes. The Partnership has estimated its liability related to these taxes to be $0.3 million for the year ended 2016, and $0.2 million for each of the years ended December 31, 2017 and 2018. This liability is reflected on the Partnership’s consolidated statements of operations as “Provision for income taxes.” See Note 22 for a discussion of certain risks related to the Partnership’s ability to be treated as a partnership for federal income tax purposes.

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

The Partnership classifies unit award grants as either equity or liability awards. All award grants made under the LTIP from its inception through December 31, 2018, have been classified as equity awards. Fair value for award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period of unit award grants, which generally is the vesting period. Fair value for equity awards is calculated as the closing price of the Partnership’s common units representing limited partner interests in the Partnership (“common units”) on the grant date and is reduced by the present value of estimated cash distributions to be paid on common units during the vesting period to the extent a unit award does not include DERs. Compensation expense related to unit-based payments is included in operating and general and administrative expenses on the Partnership’s consolidated statements of operations.

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

4.    REVENUE

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

The majority of the Partnership’s service revenue continues to be recognized as services are performed. Under the new revenue standard, the timing of revenue recognition on variable throughput fees changed, within a single reporting year, compared to the previous recognition.  The effect is straight-line recognition of unconstrained estimated annual throughput volumes over each contract year.  See further discussion on variable throughput fees below. In addition, as a result of the adoption of the new revenue standard, revenue from leases is required to be presented separately from revenue from customers. As the Partnership applied the modified retrospective method, prior periods have not been reclassified.

Upon adoption of the new revenue standard, there was no cumulative adjustment to the balance sheet at January 1, 2018. The adoption of the new revenue standard resulted in a shift in revenue recognition between quarters within a fiscal year; therefore, there is no net effect on the consolidated statements of operations or consolidated balance sheet as of December 31, 2018, compared to what would have been recorded under ASC 605. The impact of adoption of the new revenue standard is not expected to be material to net income on an ongoing basis because the analysis of contracts under the new revenue standard supports the recognition of revenue as services are performed, which is consistent with the previous revenue recognition model.

There are two types of contracts in the asphalt terminalling segment: (i) operating lease contracts, under which customers operate the facilities, and (ii) storage, throughput and handling contracts, under which the Partnership operates the facilities. The operating lease contracts are accounted for in accordance with ASC 840 - Leases. The storage, throughput and handling contracts contain both lease revenue and non-lease service revenue. In accordance with ASC 840 and 606, fixed consideration is allocated to the lease and service components based on their relative stand-alone selling price. The stand-alone selling price of the lease component is calculated using the average internal rate of return under the operating lease agreements. The stand-alone selling price of the service component is calculated by applying an appropriate margin to the expected costs to operate the facility. The service component contains a single performance obligation that consists of a stand-ready obligation to perform activities as directed by the customer, and revenue is recognized on a straight-line basis over time as the customer receives and consumes benefits. The lease component is recognized on a straight-line basis over the term of the initial lease. Fixed consideration, consisting of the monthly storage and handling fees, is billed a month prior to the performance of services and is due by the first day of the month of service. Payments received in advance of the month of service are recorded as unearned revenue until the service is performed, and the service component is treated as a contract liability.

Asphalt storage, throughput and handling contracts also contain variable consideration in the form of reimbursements of utility, fuel and power expenses and throughput fees. Asphalt operating lease contracts also contain variable consideration in the form of throughput fees. Utility, fuel and power reimbursements are allocated entirely to the service component of the storage, throughput and handling contracts. Utility, fuel and power reimbursements relate directly to the distinct monthly service that makes up the overall performance obligation and revenue is recognized in the period in which the service takes place. Variable consideration related to reimbursements of utility, fuel and power expenses is billed in the month subsequent to the period of service, and payment is due within 30 days of billing. Throughput fees are allocated to both the lease and service component of the storage, throughput and handling contracts using the allocation percentages from contract inception as described above. Total throughput fees are estimated at contract inception and updated at the beginning of each reporting period based on historical trends, current year throughput activities at the facilities, and analysis with customers regarding expectations for the current year. This consideration can be constrained when there is a lack of historical data or other uncertainties exist regarding expected throughput volumes. The service component of throughput fees is recognized on a straight-line basis over time as the customer receives and consumes benefits. In accordance with ASC 840, the lease component of variable throughput fees for both types of contracts is recognized in the period when the changes in facts and circumstances on which the variable payment is based occur. Fees related to actual throughput are billed in the month subsequent to the period of movement, which can result in the recognition of un-billed accounts receivable (contract assets) when there is a variance in the straight-line service revenue recognition and actual throughput fees billed. Payment on variable throughput consideration is due within 30 days of billing. Changes in estimated throughput fees affect the total transaction price for the service component of storage, throughput and handling contracts and will be recorded as an adjustment to revenue in the period in which the change in estimate occurs. As of December 31, 2018, all throughput fees are realized.

Certain asphalt storage, throughput and handling contracts contain provisions for reimbursement of specified major maintenance costs above a specified threshold over the life of the contract. Reimbursements of specified major maintenance costs are allocated to both the lease and service component of the contracts using the allocation percentages from contract inception as described above. Reimbursements of specified major maintenance costs are reviewed and paid quarterly, which may result in overpayments that must be paid back to the customer in future years. As such, the service component of this consideration is constrained and recorded in unearned revenue (contract liability) until facts and circumstances indicate it is probable that the minimum threshold will be met, at which point it is treated as a change in estimate with a prior period catch-up and the remainder to be recognized over the remaining contract term. The lease component is recognized in the period in which the facts and circumstances indicate the variable revenue is assured. In the event the minimum threshold is not met, the Partnership will return the reimbursement to the customer.

As of December 31, 2018, the Partnership has service revenue performance obligations satisfied over time under asphalt storage, throughput and handling contracts that are wholly or partially unsatisfied. The service revenue related to these performance obligations will be recognized as follows (in thousands):

Revenue Related to Future Performance Obligations Due by Period(1)
2019	$28,425
2020	27,296
2021	24,154
2022	16,853
2023	11,444
Thereafter	9,142
Total revenue related to future performance obligations	$117,314
____________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of December 31, 2018.

In addition, as of December 31, 2018, the Partnership has minimum future annual lease rentals contracted to be received under asphalt operating lease contracts and asphalt storage, throughput and handling contracts. The lease revenue related to these minimum rentals will be recognized as follows (in thousands):

Year ended December 31,
2019	$47,732
2020	42,890
2021	38,873
2022	28,190
2023	19,248
Thereafter	22,342
Total revenue related to minimum future annual lease rentals	$199,275

The Partnership recognized variable lease consideration of $4.4 million for each of the years ended ended December 31, 2016 and 2017, and $5.1 million for the year ended December 31, 2018, under operating lease agreements.

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

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers for each operating segment by revenue type is presented as follows (in thousands):

	Year ended December 31, 2018
	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
Third-party revenue:
Fixed storage, throughput and other revenue	$18,100	$10,966	$—	$—	$29,066
Variable throughput revenue	918	962	—	—	1,880
Variable reimbursement revenue	7,090	—	—	—	7,090
Crude oil transportation revenue	—	—	6,396	14,324	20,720
Crude oil product sales revenue	—	—	235,428	10	235,438
Related-party revenue:
Fixed storage, throughput and other revenue	15,352	—	215	—	15,567
Variable throughput revenue	762	—	—	—	762
Variable reimbursement revenue	5,572	—	230	—	5,802
Product sales revenue	482	—	—	—	482
Total revenue from contracts with customers	$48,276	$11,928	$242,269	$14,334	$316,807

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, un-billed accounts receivable (contract assets) and unearned revenue (contract liabilities) on the consolidated balance sheet as noted in the contract discussions above. Accounts receivable and un-billed accounts receivable are both reflected in the line items “Accounts receivable” and “Receivables from related parties” on the consolidated balance sheet. Unearned revenue is included in the line items “Unearned revenue,” “Unearned revenue with related parties,” “Long-term unearned revenue with related parties” and “Other long-term liabilities” on the consolidated balance sheet.

Billed accounts receivable from contracts with customers were $8.5 million and $34.6 million at December 31, 2017 and 2018, respectively. There were no un-billed accounts receivable at December 31, 2017 or 2018.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.7 million and $5.9 million at December 31, 2017 and 2018, respectively. The change in the unearned revenue balance for the year ended December 31, 2018, is driven by $4.0 million in cash payments received in advance of satisfying performance obligations, partially offset by $1.8 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

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

5.    ACQUISITIONS

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

On October 5, 2016, as part of the Ergon Transaction, the Partnership acquired nine asphalt terminals from Ergon, which accounted for as a transaction among entities under common control. As a result, the Partnership recorded the acquired assets at Ergon’s historical cost of $31.3 million, net of accumulated depreciation of $63.0 million. The $91.3 million of consideration in excess of Ergon’s historical net book value was recorded as a deemed distribution to the Partnership’s general partner and is reflected as “Consideration paid in excess of historical cost of assets acquired from Ergon” on the Partnership’s consolidated statement of changes in partners’ capital.

In February 2016, the Partnership acquired two asphalt terminalling facilities located in Virginia and North Carolina from a third party for $19.0 million.

6.    EQUITY METHOD INVESTMENT

On April 3, 2017, Advantage Pipeline was acquired by a joint venture formed by affiliates of Plains All American Pipeline, L.P. and Noble Midstream Partners LP. The Partnership received cash proceeds at closing from the sale of its approximate 30% equity ownership interest in Advantage Pipeline of approximately $25.3 million and recorded a gain on the sale of the investment of $4.2 million. Approximately 10% of the gross sale proceeds were held in escrow, subject to certain post-closing settlement terms and conditions. The Partnership received approximately $1.1 million of the funds held in escrow in August 2017 and approximately $2.2 million for its pro rata portion of the remaining net escrow proceeds in January 2018. The Partnership’s proceeds were used to repay revolving debt under its credit facility. The operating and administrative services agreement to which the Partnership and Advantage Pipeline were parties and under which the Partnership operated the 70-mile, 16-inch Advantage crude oil pipeline, located in the southern Delaware Basin in Texas, was terminated at closing. The Partnership and the Plains/Noble joint venture entered into a short-term transition services agreement under which the Partnership provided certain services through August 1, 2017.
Summarized financial information for Advantage Pipeline is set forth in the tables below for the periods indicated in which the Partnership held the investment in Advantage Pipeline (in thousands):

Period ended April 3, 2017
Income Statement
Operating revenues	$3,150
Operating expenses	$465
Net income	$187

7.     RESTRUCTURING CHARGES

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

Changes in the accrued amounts pertaining to the restructuring plan are summarized as follows:

	Year ended December 31,
	2016	2017	2018
	(in thousands)
Beginning balance	$1,565	$474	$286
Cash payments	1,091	188	286
Ending balance	$474	$286	$—

8.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	As of December 31,
		2017	2018
		(dollars in thousands)
Land	N/A	$24,776	$24,705
Land improvements	10-20	6,787	5,758
Pipelines and facilities	5-30	166,004	116,155
Storage and terminal facilities	10-35	370,056	321,096
Transportation equipment	3-10	3,293	2,798
Office property and equipment and other	3-20	32,011	26,980
Pipeline linefill and tank bottoms	N/A	3,233	10,297
Construction-in-progress	N/A	6,500	4,026
Property, plant and equipment, gross		612,660	511,815
Accumulated depreciation		(316,591)	(263,554)
Property, plant and equipment, net		$296,069	$248,261

Plant, property and equipment under operating leases at December 31, 2018, in which the Partnership is the lessor, had a cost basis of $280.3 million and accumulated depreciation of $170.2 million.

Depreciation expense for the years ended December 31, 2016, 2017 and 2018 was $29.6 million, $29.9 million and $26.9 million, respectively.

During the year ended December 31, 2016, the Partnership recorded fixed asset impairment expense of $25.8 million, primarily due to an impairment recognized on the Knight Warrior pipeline project and the East Texas pipeline system. During the year ended December 31, 2017, the Partnership recorded fixed asset impairment expense of $1.2 million related to the crude oil trucking reporting unit. During the year ended December 31, 2018, the Partnership recognized fixed asset impairment expenses of approximately $40.7 million related to a markdown of our pipeline system to estimated fair value, $1.7 million related to the market value of its pipeline linefill assets and $0.4 million related to the value of obsolete trucking stations in Oklahoma and Colorado. In addition, the Partnership recognized a $10.0 million impairment on a push-down basis related to Ergon’s investment in Cimarron Pipeline. See Note 14 for more information.

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

In April 2018, the Partnership sold its producer field services business. The Partnership received cash proceeds at closing of approximately $3.0 million and recorded a gain of $0.4 million. The Partnership used the proceeds received at closing to repay revolving debt under its credit facility. The sale of the producer field services business does not qualify as discontinued operations as it does not represent a strategic shift that will have a major effect on the Partnership’s operations or financial results.

In April 2017, the Partnership sold its East Texas pipeline system. The Partnership received cash proceeds at closing of approximately $4.8 million and recorded a gain of less than $0.1 million. The Partnership used the proceeds received at closing to repay revolving debt under its credit facility. The sale of the East Texas pipeline business does not qualify as discontinued operations as it does not represent a strategic shift that will have a major effect on the Partnership’s operations or financial results.

9.    INTANGIBLES AND OTHER ASSETS, NET

Intangibles and other assets, net of accumulated amortization, consist of the following:

	As of December 31,
	2017	2018
	(in thousands)
Customer relationships	$12,221	$19,214
Deferred charges related to pipeline connection agreements	2,716	2,716
Deposits	302	283
Prepaid insurance	353	248
Other prepaid expenses	103	75
Intangibles and other assets, gross	15,695	22,536
Accumulated amortization of intangible assets	(2,782)	(5,096)
Intangibles and other assets, net	$12,913	$17,440

Amortization expense related to intangibles for the years ended December 31, 2016, 2017 and 2018 was $1.2 million, $1.3 million and $2.5 million, respectively. The estimated aggregate future amortization expense on amortizable intangible assets currently owned by the Partnership is as follows (in thousands):

For year ending:
December 31, 2019	$2,746
December 31, 2020	2,746
December 31, 2021	2,746
December 31, 2022	2,746
December 31, 2023	1,321
Thereafter	4,529
Total estimated aggregate amortization expense	$16,834

Customer relationships include $7.6 million and $8.4 million related to the acquisition of asphalt facilities in March 2018 and February 2016, respectively, and $3.2 million related to the acquisition of a pipeline and crude oil marketing business in November 2015. The customer relationships are being amortized over a range of 5 to 20 years.

During the year ended December 31, 2017, the Partnership recognized intangible asset impairment charges of $0.2 million on customer relationships related to the producer field services business, primarily operated in the Texas panhandle. During the year ended December 31 2018, the Partnership recognized intangible asset impairment charges of $0.2 million related to a customer contract asset in crude oil pipeline services business.

10.    DEBT

On May 11, 2017, the Partnership entered into an amended and restated credit agreement. On June 28, 2018, the credit agreement was amended to, among other things, reduce the revolving loan facility from $450.0 million to $400.0 million and amend the maximum permitted consolidated total leverage ratio as discussed below.

As of March 11, 2019, approximately $253.6 million of revolver borrowings and $1.2 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with available capacity of approximately $145.2 million for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement. The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership. All references herein to the credit agreement on or after May 11, 2017, refer to the amended and restated credit agreement.

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

Borrowings under the credit agreement bear interest, at the Partnership’s option, at either the reserve-adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin which ranges from 2.0% to 3.25% or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5% and the 30-day eurodollar rate plus 1.0%) plus an applicable margin which ranges from 1.0% to 2.25%.  The Partnership pays a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and the Partnership pays a commitment fee ranging from 0.375% to 0.5% on the unused commitments under the credit agreement.  The applicable margins for the Partnership’s interest rate, the letters of credit fee and the commitment fee vary quarterly based on the Partnership’s consolidated total leverage ratio (as defined in the credit agreement, being generally computed as the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges).

The credit agreement includes financial covenants which are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.

Prior to the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio will be 5.50 to 1.00 for the fiscal quarter December 31, 2018; 5.25 to 1.00 for the fiscal quarters ending March 31, 2019, and June 30, 2019; 5.00 to 1.00 for the fiscal quarters ending September 30, 2019, and December 31, 2019; and 4.75 to 1.00 for the fiscal quarter ending March 31, 2020, and each fiscal quarter thereafter; provided that the maximum permitted consolidated total leverage ratio may be increased to 5.25 to 1.00 for certain quarters after December 31, 2019, based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more).

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

At December 31, 2018, the Partnership’s consolidated total leverage ratio was 5.09 to 1.00 and the consolidated interest coverage ratio was 3.34 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of December 31, 2018.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted EBITDA during the assessment period, management believes that it will meet these financial covenants (as described below). However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant.  These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $265.6 million in outstanding debt, as of December 31, 2018, to become immediately due and payable.  If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets.

In response to the risks described above, management undertook a plan to seek, and ultimately obtained, support from Ergon, the owner of the Partnership’s general partner interest, in the form of a $15.0 million prepayment for certain asphalt lease commitments through September 2019.  The Partnership received these funds on March 8, 2019, and, as of March 12, 2019, paid $14.0 million to reduce outstanding borrowings under the credit agreement, thus providing increased flexibility under the consolidated total leverage ratio covenant.  Given this added flexibility, and based on management’s current forecasts, management believes the Partnership will be able to comply with the consolidated total leverage ratio during the assessment period.  However, the Partnership cannot make any assurances that it will be able to achieve management’s forecasts. If the Partnership is unable to achieve management’s forecasts, further actions may be necessary to remain in compliance with the Partnership’s consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales.  The Partnership can make no assurances that it would be successful in undertaking these actions, or that, the Partnership will remain in compliance with the consolidated total leverage ratio during the assessment period.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as no default or event of default exists under the credit agreement on a pro forma basis after giving effect to such distribution, provided, however, in no event shall aggregate quarterly distributions in any individual fiscal quarter exceed $10.7 million through, and including, the fiscal quarter ending December 31, 2019. The Partnership is currently allowed to make distributions to its unitholders in accordance with this covenant; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Board of Directors (the “Board”) of Blueknight Energy Partners G.P., L.L.C (the “general partner”) in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business. See Note 12 for additional information regarding distributions.

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

Upon the execution of the amended and restated credit agreement in May 2017, the Partnership expensed $0.7 million of debt issuance costs related to the prior revolving loan facility, leaving a remaining balance of $0.9 million ascribed to those lenders with commitments under both the prior and the amended and restated credit agreement. Additionally, due to the reduction in available borrowing capacity, the Partnership expensed $0.4 million of debt issuance costs upon the execution of the first amendment to its credit agreement in June 2018. During the years ended December 31, 2016, 2017 and 2018, the Partnership capitalized debt issuance costs related to its credit agreement of $1.0 million, $4.2 million and $0.4 million, respectively. The debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for each of the years ended December 31, 2016 and 2017, was $1.1 million. Interest expense related to debt issuance cost amortization for the year ended December 31, 2018 was $1.0 million.

During the years ended December 31, 2016, 2017 and 2018, the weighted average interest rate under the Partnership’s credit agreement, excluding the $0.7 million and $0.4 million of debt issuance costs related to the prior credit agreement that were expensed as described above, was 3.95%, 4.43% and 5.49%, respectively, resulting in interest expense of approximately $11.2 million, $13.8 million and $16.8 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit agreement. Interest rate swap agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. As of December 31, 2017 and 2018, the Partnership had interest rate swaps with notional amounts totaling $200.0 million and $100.0 million, respectively, to hedge the variability of its LIBOR-based interest payments. An interest rate swap agreement with a notional amount of $100.0 million expired on June 28, 2018. Interest rate swap agreements with notional amounts totaling $100.0 million matured on January 28, 2019. During the years ended December 31, 2016, and 2017, the Partnership recorded swap interest expense of $2.5 million and $1.3 million, respectively. During the year ended December 31, 2018 the Partnership recorded swap interest income of $0.1 million. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging.

The following provides information regarding the Partnership’s assets and liabilities related to its interest rate swap agreements as of the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Values of Derivatives
		As of December 31,
		2017	2018
Interest rate swap assets - current	Other current assets	$68	$44
Interest rate swap liabilities - noncurrent	Long-term interest rate swap liabilities	$225	$—

 Changes in the fair value of the interest rate swaps are reflected in the consolidated statements of operations as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Net Income on Derivatives	Amount of Gain Recognized in Net Income on Derivatives
		Year ended December 31,
		2016	2017	2018
Interest rate swaps	Interest expense, net of capitalized interest	$1,156	$1,790	$201

11.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Year ended December 31,
	2016	2017	2018
Net income (loss)	$(4,840)	$20,045	$(42,047)
General partner interest in net income (loss)	433	944	(512)
Preferred interest in net income	25,824	25,115	25,115
Net loss available to limited partners	$(31,097)	$(6,014)	$(66,650)

Basic and diluted weighted average number of units:
Common units	35,093	38,342	40,348
Restricted and phantom units	803	862	1,011
Total units	35,896	39,204	41,359

Basic and diluted net loss per common unit	$(0.87)	$(0.15)	$(1.61)

12.    PARTNERS’ CAPITAL AND DISTRIBUTIONS

On December 1, 2017, the Partnership issued 1,898,380 common units to Ergon in a private placement for $10.2 million in exchange for an asphalt facility in Bainbridge, Georgia. See additional detail in Note 5.

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

•	thereafter, 50.4% to all unitholders holding common units or Class B units, pro rata, and 49.6% to the general partner.

Distributions are also paid to the holders of restricted units and phantom units as disclosed in Note 15.

The Partnership paid the following distributions on the Preferred Units during the years ended December 31, 2016, 2017 and 2018 (in thousands):

Year Paid	Periods Covered	Total	Paid to Preferred Unitholders	Paid to General Partner
2016	Quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016	$22,837	$22,449	$388
2017	Quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017	$25,534	$25,115	$420
2018	Quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018	$25,523	$25,115	$408

In addition, on January 25, 2019, the Board approved a cash distribution of $0.17875 per outstanding Preferred Unit for the quarter ending December 31, 2018.  The Partnership paid this distribution on the Preferred Units on February 14, 2019, to unitholders of record as of February 4, 2019. The total distribution was approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

The Partnership paid the following distributions on the common units during the years ended December 31, 2016, 2017 and 2018 (in thousands):

Year Paid	Periods Covered	Total	Paid to Common Unitholders	Paid to General Partner	Paid to Phantom and Restricted Unitholders Under the LTIP
2016	Quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016	$21,900	$20,509	$933	$458
2017	Quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017	$23,629	$22,147	$994	$488
2018	Quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018	$19,213	$18,154	$626	$433

In addition, on January 25, 2019, the Board approved a cash distribution of $0.08 per outstanding common unit for the quarter ending December 31, 2018. The distribution was paid on February 14, 2019, to unitholders of record as of February 4, 2019. The total distribution was approximately $3.4 million, with approximately $3.3 million and $0.1 million paid to the Partnership’s common unitholders and general partner, respectively, and $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under the LTIP.

13.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Significant customers are defined as those who represent 10% or more of our total consolidated revenues during the year.

For the year ended December 31, 2016, Ergon accounted for approximately 13% of the Partnership’s total revenues, all of which were earned in asphalt terminalling services. One third-party customer accounted for approximately 13% of the Partnership’s total revenues, which were earned in all of the Partnership’s operating segments.

For the year ended December 31, 2017, Ergon accounted for approximately 31% of the Partnership’s total revenues, all of which were earned in asphalt terminalling services. One third-party customer accounted for approximately 12% of the Partnership’s total revenues, which were earned in all of the Partnership’s operating segments.

For the year ended December 31, 2018, Ergon accounted for approximately 13% of the Partnership’s total revenues, which were earned in asphalt terminalling services and crude oil pipeline services. One third-party customer accounted for approximately 10% of the Partnership’s total revenues, which were earned in all of the Partnership’s operating segments. In addition, two other third-party customers each accounted for 15% of the Partnership’s total revenues, which were all earned in the Partnership’s crude oil pipeline services.

14.    RELATED-PARTY TRANSACTIONS

On October 5, 2016, Ergon purchased 100% of the Partnership’s general partner from Vitol and Charlesbank, resulting in Ergon being classified as a related party and Vitol and Charlesbank no longer being classified as related parties as of October 5, 2016.

The Partnership leases facilities to Ergon and provides liquid asphalt terminalling services to Ergon. For the year ended December 31, 2016, the Partnership recognized revenues of $22.2 million for services provided to Ergon, of which $11.0 million is classified as related-party revenues. For the years ended December 31, 2017 and 2018, the Partnership recognized revenues of $56.4 million and $48.5 million, respectively, for services provided to Ergon, all of which is classified as related-party revenue. See additional discussion below regarding material asphalt operating lease contracts and storage, throughput and handling contracts. As of December 31, 2017 and 2018, the Partnership had receivables from Ergon of $3.1 million and $1.0 million, respectively. On March 8, 2019, Ergon made a $15.0 million prepayment of fees representing six months’ of future services under the Ergon Lessee Operated Facility Lease Agreements and Ergon Fontana and Las Vegas Storage Throughput and Handling Agreement. The Partnership used the proceeds of this prepayment to prepay revolving debt under its credit agreement.

The Partnership and Ergon have an agreement (the “Agreement”) that gives each party rights concerning the purchase or sale of Ergon’s interest in Cimarron Express Pipeline, LLC (“Cimarron Express”), subject to certain terms and conditions. The Agreement was filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 14, 2018. Cimarron Express is planned to be a new 16-inch diameter, 65-mile crude oil pipeline running from northeastern Kingfisher County, Oklahoma to the Partnership’s Cushing, Oklahoma crude oil terminal, with an originally anticipated in-service date in the second half of 2019. Ergon has formed a Delaware limited liability company, Ergon - Oklahoma Pipeline, LLC (“DEVCO”), which holds Ergon’s 50% membership interest in Cimarron Express. Under the Agreement, the Partnership has the right, at any time, to purchase 100% of the authorized and outstanding member interests in DEVCO from Ergon for the Purchase Price (as defined in the Agreement), which shall be computed by taking Ergon’s total investment in the Cimarron Express plus interest, by giving written notice to Ergon (the “Call”). Ergon has the right to require BKEP to purchase 100% of the authorized and outstanding member interests of DEVCO for the Purchase Price (the “Put”) at any time beginning the earlier of (i) 18 months from the formation, May 9, 2018, of the joint venture company to build the pipeline, (ii) six months after completion of the pipeline, or (iii) the event of dissolution of Cimarron Express. Upon exercise of the Call or the Put, Ergon and the Partnership will execute the Member Interest Purchase Agreement, which is attached to the Agreement as Exhibit B. Upon receipt of the Purchase Price, Ergon shall be obligated to convey 100% of the authorized and outstanding member interests in DEVCO to BKEP or its designee. There is not a separate amount of consideration for the Put or the Call exchanged between the parties. Therefore, based on applicable GAAP, no value was assigned to the combined instrument on the Partnership's balance sheet upon the execution of the put/call instrument. As of December 31, 2018, neither Ergon nor the Partnership has exercised their options under the Agreement.

In December of 2018, the Partnership and Ergon became aware of circumstances adversely impacting the projected economic performance of Cimarron Express.  The Partnership and Ergon have worked together to evaluate available information about Cimarron Express, and have determined that Cimarron Express is likely no longer economically viable.

As of December 31, 2018, Cimarron Express has spent approximately $30.6 million on the pipeline project, primarily related to the purchase of steel pipe and equipment, rights of way and engineering and design services, and has cash on hand of approximately $1.9 million. Cimarron Express recorded a $20.9 million impairment charge in the fourth quarter of 2018 to reduce the carrying amount of its assets to their estimated fair value. In addition to its capital contributions to Cimarron Express, Ergon’s interest in DEVCO includes internal Ergon labor and capitalized interest that bring its investment in DEVCO to approximately $17.6 million. Ergon recorded a $10.0 million other-than-temporary impairment on its investment in Cimarron Express as of December 31, 2018 to reduce its investment to its estimated fair value. As a result, the Partnership considered the SEC staff’s opinions outlined in SAB 107 Topic 5.T. Accounting for Expenses or Liabilities Paid by Principal Stockholders. The Agreement was designed to have the Partnership, ultimately and from the onset, bear any risk of loss on the construction of the pipeline project and eventually own a 50% interest in the pipeline. As a result, the Partnership has recorded on a push down basis a $10.0 million impairment of Ergon’s investment in Cimarron Express in its consolidated results of operations during the year ended December 31, 2018, and a contingent liability payable to Ergon as of December 31, 2018.

Effective April 1, 2018, the Partnership entered into an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the year ended December 31, 2018, the Partnership made purchases of crude oil under this agreement totaling $108.8 million. As of December 31, 2018, the Partnership had payables to Ergon related to this agreement of $10.2 million related to the December crude oil settlement cycle, and this balance was paid in full on January 22, 2019.

The Partnership also provided operating and administrative services to Advantage Pipeline. On April 3, 2017, the Partnership sold its investment in Advantage Pipeline and the operating and administrative services agreement was terminated. For the years ended December 31, 2016 and 2017, the Partnership recognized revenues of $1.3 million and $0.3 million, respectively, for services provided to Advantage Pipeline.

The Partnership provides crude oil gathering, transportation and terminalling services to Vitol.  For the year ended December 31, 2016, the Partnership recognized related-party revenues of $17.9 million for services provided to Vitol.

Ergon 2017 Lubbock and Saginaw Storage and Handling Agreement

In September 2016, the Partnership and Ergon entered into a storage, throughput and handling agreement pursuant to which the Partnership provides Ergon storage and terminalling services at the Lubbock and Saginaw asphalt facilities. The term of this agreement commenced on January 1, 2017, and was to continue for six years. In July 2018, the Partnership sold the Lubbock and Saginaw facilities to Ergon and this agreement was terminated. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the years ended December 31, 2017 and 2018, the Partnership generated revenues under this agreement of $12.9 million and $6.7 million, respectively, all of which is classified as related-party revenue.

Ergon 2016 Storage and Handling Agreement

In October 2016, the Partnership and Ergon entered into a storage, throughput and handling agreement (the “Ergon 2016 Storage and Handling Agreement”) pursuant to which the Partnership provides Ergon storage and terminalling services at nine asphalt facilities. The term of the Ergon 2016 Storage, Throughput and Handling Agreement commenced on October 5, 2016, and continues for seven years. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the years ended December 31, 2016, 2017 and 2018, the Partnership generated revenue under this agreement of $6.2 million, $26.4 million and $24.8 million, respectively, all of which is classified as related-party revenue.

Ergon Fontana and Las Vegas Storage Throughput and Handling Agreement

In October 2016, the Partnership and Ergon entered into a storage, throughput and handling agreement (the “Ergon Fontana and Las Vegas Storage Throughput and Handling Agreement”) pursuant to which the Partnership provides Ergon storage and terminalling services at two asphalt facilities. The original Ergon Fontana and Las Vegas Master Facilities Lease Agreement commenced on May 18, 2009, and was a part of Ergon Master Facilities Lease and Sublease Agreement. See Ergon Master Facilities Lease and Sublease Agreement for additional detail regarding prior terms and conditions. The term of the Ergon Fontana and Las Vegas Storage Throughput and Handling Agreement commenced on October 5, 2016, and expired on December 31, 2018. A new agreement was executed in March 2019 with an effective date of January 1, 2019. This agreement has an initial term of five years. The Board’s conflicts committee reviewed and approved these agreements in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the years ended December 31, 2016, 2017 and 2018, the Partnership generated revenues under this agreement of $1.5 million, $6.2 million and $6.6 million, respectively, all of which is classified as related-party revenue.

Ergon Master Facilities Lease and Sublease Agreement

In May 2009, the Partnership and Ergon entered into a facilities lease and sublease agreement (the “Ergon Master Facilities Lease and Sublease Agreement”) pursuant to which the Partnership leases Ergon certain facilities. The original term of the Ergon Master Facilities Lease and Sublease Agreement commenced on May 18, 2009, for two years, until December 31, 2011. The Ergon Master Facilities Lease and Sublease Agreement has been amended and extended several times and encompassed eight facilities through June 2018. In July 2018, the Partnership sold one of the facilities covered by this agreement and it was amended to remove that facility. This agreement expired on December 31, 2018, and a new agreement, the Lessee Operated Facility Lease Agreement, was executed in March 2019. The new agreement encompasses 12 facilities, which includes facilities previously accounted for under this agreement and the Ergon Master Facilities Sublease and Sublicense Agreement. The new agreement has an effective date of January 1, 2019, and an initial term of five years. The Board’s conflicts committee reviewed and approved these agreements in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the year ended December 31, 2016, the Partnership generated revenues under this agreement of $9.2 million, of which $1.8 million is classified as related-party revenue. During the years ended December 31, 2017 and 2018, the Partnership generated revenues under this agreement of $5.2 million and $5.3 million, respectively, all of which is classified as related-party revenue.

Ergon Master Facilities Sublease and Sublicense Agreement

In May 2009, the Partnership and Ergon entered into multiple sublease and sublicense agreements covering five facilities. The original terms of these agreements commenced on May 18, 2009, for two years, until December 31, 2011. In November 2010, these multiple leases were consolidated under one master sublease and sublicense agreement. This agreement was amended in June 2015 and expired on December 31, 2018. This agreement expired on December 31, 2018, and a new agreement, the Lessee Operated Facility Lease Agreement, was executed in March 2019. The new agreement combined the facilities under this agreement and the Ergon Master Facilities Lease and Sublease Agreement. The new agreement has an effective date of January 1, 2019, and an initial term of five years. During the year ended December 31, 2016, the Partnership generated revenues under this agreement of $3.6 million, of which $1.0 million is classified as related-party revenue. During the years ended December 31, 2017 and 2018, the Partnership generated revenues under this agreement of $3.7 million and $2.8 million, all of which is classified as related-party revenue.

Vitol Storage Agreements

In recent years, a significant portion of the Partnership’s crude oil storage capacity has been dedicated to Vitol under multiple agreements. During the year ended December 31, 2016, when Vitol was a related party, 2.2 million barrels of storage capacity were dedicated to Vitol under these storage agreements. Service revenues under these agreements are based on the barrels of storage capacity dedicated to Vitol under the applicable agreement at rates that, the Partnership believes, are fair and reasonable to the Partnership and its unitholders and are comparable with the rates the Partnership charges third parties. The Board’s conflicts committee reviewed and approved these agreements in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. For the year ended December 31, 2016, the Partnership generated revenues under these agreements of approximately $9.6 million, of which $7.5 million is classified as related-party revenue.

15.    LONG-TERM INCENTIVE PLAN

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

In connection with each anniversary of joining the Board, restricted common units are granted to the independent directors. The units vest in one-third increments over three years. The following table includes information on grants made to the directors under the LTIP subject to vesting requirements:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value	Grant Date Total Fair Value
			(in thousands)
December 2016	10,950	$6.85	$75
December 2017	15,306	$4.85	$74
December 2018	23,436	$1.20	$28

In addition, the independent directors received common unit grants that have no vesting requirement as part of their compensation. The following table includes information on grants made to the directors under the LTIP that have no vesting requirement:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value	Grant Date Total Fair Value
			(in thousands)
December 2016	10,220	$6.85	$70
December 2017	14,286	$4.85	$69
December 2018	21,875	$1.20	$26

The Partnership also grants phantom units to employees. These grants are equity awards under ASC 718 – Stock Compensation and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The following table includes information on the outstanding grants:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value	Grant Date Total Fair Value
			(in thousands)
March 2016	416,131	$4.77	$1,985
October 2016	9,960	$5.85	$58
March 2017	323,339	$7.15	$2,312
March 2018	396,536	$4.77	$1,891

The unrecognized estimated compensation cost relating to outstanding phantom units at December 31, 2018, was $1.9 million, which will be recognized over the remaining vesting period. On January 1, 2019, 302,786 units of the March 2016 grant vested.

The Partnership’s equity-based incentive compensation expense for the years ended December 31, 2016, 2017 and 2018 was $2.5 million, $2.2 million and $2.2 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the LTIP is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2017	923,551	$6.29
Granted	503,295	4.45
Vested	311,927	6.71
Forfeited	116,700	5.44
Nonvested, December 31, 2018	998,219	$5.88

16.    EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $1.2 million for each of the years ended December 31, 2016, 2017 and 2018, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to the Board for approval. The Partnership recognized expense of $0.8 million for each of the years ended December 31, 2016 and 2017, respectively, and $0.2 million for the year ended December 31, 2018, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized expense of $0.1 million for each of the years ended December 31, 2016, 2017 and 2018, in connection with the Unit Purchase Plan.

17.    PROFITS INTEREST OF BLUEKNIGHT GP HOLDING, LLC

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

Although the entire economic burden of the Profits Interest, which was equity classified, was borne solely by HoldCo and did not impact the Partnership’s cash or units outstanding, the intent of the Profits Interest was to provide a performance incentive and encourage retention of Mr. Hurley. Therefore, the Partnership recognized the grant date fair value of the Profits Interest as compensation expense over the service period and the repurchase of the Profits Interest in the period paid. The expense is also reflected as a capital contribution and, therefore, results in a corresponding credit to partners’ capital in the Partnership’s consolidated financial statements. The Partnership recognized expense of $0.9 million in relation to the Profits Interest during the year ended December 31, 2016.

18.    COMMITMENTS AND CONTINGENCIES

The Partnership leases certain real property and equipment under various operating leases. It also incurs costs associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they no longer be required for operations. Future non-cancellable commitments related to these items at December 31, 2018, are summarized below (in thousands):

For year ending:	Operating Leases
December 31, 2019	$2,862
December 31, 2020	1,904
December 31, 2021	1,242
December 31, 2022	640
December 31, 2023	548
Thereafter	1,259
Total future minimum lease payments	$8,455

Rental expense was $6.5 million, $6.2 million and $5.0 million for the years ended December 31, 2016, 2017 and 2018, respectively.

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

19.     ENVIRONMENTAL REMEDIATION

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

At December 31, 2017 and 2018, the Partnership was aware of existing conditions that may cause it to incur expenditures in the future for the remediation of existing environmental matters. The Partnership had loss contingencies of $0.1 million and $0.2 million as of December 31, 2017 and 2018, respectively. Changes in the Partnership’s estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

20.    FAIR VALUE MEASUREMENTS

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

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap assets	$68	$—	$68	$—
Total swap assets	$68	$—	$68	$—
Liabilities:
Interest rate swap liabilities	$225	$—	$225	$—
Total swap liabilities	$225	$—	$225	$—

	Fair Value Measurements as of December 31, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap assets	$44	$—	$44	$—
Total swap assets	$44	$—	$44	$—

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

At December 31, 2018, the carrying values on the consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at December 31, 2018, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk-free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

21.    OPERATING SEGMENTS

The Partnership’s operations consist of four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services and (iv) crude oil trucking services.

ASPHALT TERMINALLING SERVICES — The Partnership provides liquid asphalt cement and residual fuel oil terminalling services at its 53 terminalling facilities located in 26 states.

CRUDE OIL TERMINALLING SERVICES — The Partnership provides crude oil terminalling services at its terminalling facility located in Oklahoma.

CRUDE OIL PIPELINE SERVICES — The Partnership owns and operates pipeline systems that gather crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling facilities owned by the Partnership and others. The Partnership refers to its pipeline system located in Oklahoma and the Texas Panhandle as the Mid-Continent pipeline system. The Partnership previously owned and operated the East Texas pipeline system, which is located in Texas. On April 18, 2017, the Partnership sold the East Texas pipeline system. See Note 8 for additional information. Crude oil marketing revenues consist of sales proceeds recognized for the sale of crude oil to third-party customers. Revenue for the sale of crude oil is recognized when title to the crude oil transfers to the customer and is based on contractual prices for the sale of crude oil.

CRUDE OIL TRUCKING SERVICES — The Partnership uses its owned and leased tanker trucks to gather crude oil for its customers at remote wellhead locations generally not covered by pipeline and gathering systems and to transport the crude oil to aggregation points and terminalling facilities located along pipeline gathering and transportation systems. On April 24, 2018, the Partnership sold the producer field services business. As a result of the sale of the producer field services business, the Partnership changed the name of this operating segment to crude oil trucking services during the second quarter of 2018. See Note 8 for additional information.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Year ended December 31,
	2016	2017	2018
Asphalt Terminalling Services
Service revenue:
Third-party revenue	$75,655	$57,486	$26,108
Related-party revenue	11,762	56,378	21,686
Lease revenue:
Third-party revenue	—	—	41,319
Related-party revenue	—	—	25,961
Product sales revenue:
Related-party revenue	—	—	482
Total revenue for reportable segments	87,417	113,864	115,556
Operating expense, excluding depreciation and amortization	30,648	49,241	49,229
Operating margin, excluding depreciation and amortization	56,769	64,623	66,327
Additions to long-lived assets	148,622	22,046	30,068
Total assets (end of period)	$141,280	$146,966	$138,245

Crude Oil Terminalling Services
Service revenue:
Third-party revenue	$16,387	$22,177	$11,928
Related-party revenue	7,858	—	—
Intersegment revenue	—	—	704
Lease revenue:
Third-party revenue	—	—	45
Total revenue for reportable segments	24,245	22,177	12,677
Operating expense, excluding depreciation and amortization	4,197	4,200	3,899
Operating margin, excluding depreciation and amortization	20,048	17,977	8,778
Additions to long-lived assets	2,126	2,194	3,394
Total assets (end of period)	$71,689	$69,149	$68,480

	Year ended December 31,
	2016	2017	2018
Crude Oil Pipeline Services
Service revenue:
Third-party revenue	$8,662	$9,580	$6,396
Related-party revenue	5,433	310	445
Lease revenue:
Third-party revenue	—	—	484
Product sales revenue:
Third-party revenue	20,968	11,094	235,428
Total revenue for reportable segments	35,063	20,984	242,753
Operating expense, excluding depreciation and amortization	15,270	13,310	11,828
Intersegment operating expense	890	417	5,284
Third-party cost of product sales	14,130	8,807	126,776
Related-party cost of product sales	—	—	102,469
Intersegment cost of product sales	426	150	—
Operating margin, excluding depreciation and amortization	4,347	(1,700)	(3,604)
Additions to long-lived assets	8,250	2,934	19,654
Total assets (end of period)	$150,043	$117,749	$112,429

Crude Oil Trucking Services
Service revenue:
Third-party revenue	$25,511	$24,529	$14,324
Related-party revenue	5,158	—	—
Intersegment revenue	890	417	4,580
Lease revenue:
Third-party revenue	—	—	219
Product sales revenue:
Third-party revenue	—	385	10
Intersegment revenue	426	150	—
Total revenue for reportable segments	31,985	25,481	19,133
Operating expense, excluding depreciation and amortization	30,156	25,915	19,575
Operating margin, excluding depreciation and amortization	1,829	(434)	(442)
Additions to long-lived assets	2,558	1,701	3,243
Total assets (end of period)	$12,651	$7,005	$4,150

Total operating margin, excluding depreciation and amortization(1)	$82,993	$80,466	$71,059

Total segment revenues	178,710	182,506	390,119
Elimination of intersegment revenues	(1,316)	(567)	(5,284)
Consolidated revenues	177,394	181,939	384,835
____________________

(1)	The following table reconciles segment operating margin, excluding depreciation and amortization to income (loss) before income taxes (in thousands):

	Year ended December 31,
	2016	2017	2018
Operating margin (excluding depreciation and amortization)	$82,993	$80,466	$71,059
Depreciation and amortization	(30,820)	(31,139)	(29,359)
General and administrative expenses	(20,029)	(17,112)	(15,995)
Asset impairment expense	(25,761)	(2,400)	(53,068)
Gain (loss) on sale of assets	108	(975)	149
Equity earnings in unconsolidated affiliate	1,483	61	—
Gain on sale of unconsolidated affiliate	—	5,337	2,225
Interest expense	(12,554)	(14,027)	(16,860)
Income (loss) before income taxes	$(4,580)	$20,211	$(41,849)

22.    INCOME TAXES

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

On December 22, 2017, the Tax Cut and Jobs Act (“TCJA”) was enacted into law. Among its many tax reform provisions, TCJA reduced the federal corporate income tax rate from 35% to 21% for the tax year beginning after December 31, 2017. As a result, the Partnership revalued the deferred tax effects of the temporary differences between its taxable subsidiary’s tax basis of assets and liabilities and the financial reporting amounts at December 31, 2017, which resulted in a reduction of the taxable subsidiary’s gross deferred tax asset of $0.3 million. The net deferred tax effect of the taxable entity’s temporary differences at December 31, 2018, are presented below (in thousands):

Deferred Tax Asset
Difference in bases of property, plant and equipment	$273
Deferred tax asset	273

Less: valuation allowance	(273)
Net deferred tax asset	$—

The Partnership has considered the taxable income projections in future years, whether the carryforward period is so brief that it would limit realization of tax benefits, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a full valuation allowance against its deferred tax asset as of December 31, 2018.

23.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

The amendments in ASU 2014-09 and the related updates are effective for public entities for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. The Partnership adopted this standard as of January 1, 2018, using the modified retrospective approach, which allows for applying the new standard to (i) all new contracts entered into after January 1, 2018, and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of January 1, 2018, through a cumulative adjustment to equity. Revenues presented in the comparative consolidated financial statements for periods prior to January 1, 2018, were not revised. See Note 4 for disclosures related to the adoption of this standard and the impact on the Partnership’s financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” This update is intended to enhance the reporting model for financial instruments in order to provide users of financial statements with more decision-useful information. The amendments in the update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This update is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership adopted this update as of January 1, 2018, and there was no impact on the Partnership’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. Throughout 2017 and 2018, the FASB issued a series of subsequent updates to the guidance in Topic 842. This update, as well as related updates, is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership adopted this standard as of January 1, 2019, using the modified retrospective approach, and elected to apply the provisions at the beginning of the period of adoption. In addition, the Partnership elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Partnership to carry forward the historical lease classification. The Partnership will have no cumulative adjustment to equity on the effective date. The overall impact to the Partnership’s results is not expected to be material; however, the Partnership expects a change in classification from operating lease to financing lease for heavy-duty tractor and trailer leases entered into after the period of adoption under the new guidance. The opening balance sheet impact will be to record operating lease right of use assets of $11.7 million and operating leaselease liabilities of $11.9 million on January 1, 2019. Our finance lease assets and liabilities of $0.6 million did not change as a result of adopting this standard.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This update is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership adopted this update as of January 1, 2018, and there was no impact on the Partnership’s financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” This update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The amendments in the update eliminate the prohibition of recognizing current and deferred income taxes for an intra-entity asset transfer other than inventory until the asset has been sold to an outside party. This update is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership adopted this update as of January 1, 2018, and there was no impact on the Partnership’s financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the FASB Emerging Issues Task Force).” This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership adopted this update as of January 1, 2018, and there was no impact on the Partnership’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership adopted this update as of January 1, 2018, and there was no impact on the Partnership’s financial position, results of operations or cash flows.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).” This update clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in ASU 2017-05 are effective for public entities for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Partnership adopted this update as of January 1, 2018, and there was no impact on the Partnership’s financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance of Topic 718, Compensation - Stock Compensation, to a change in the terms or conditions of a share-based payment award. This update is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership adopted this update as of January 1, 2018, and there was no impact on the Partnership’s financial position, results of operations or cash flows.

24.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017:
Revenues	$46,340	$43,877	$47,474	$44,248	$181,939
Operating income (loss)(1)	6,557	6,505	12,219	3,559	28,840
Net income (loss)(1)	3,542	6,371	9,771	361	20,045
Basic and diluted net income (loss) per common unit	(0.08)	—	0.08	(0.15)	(0.15)

2018:
Revenues(2)	$44,660	$83,493	$133,158	$123,524	$384,835
Operating income (loss)(3)	5,815	6,830	6,663	(46,522)	(27,214)
Net income (loss)(3)	4,442	1,785	2,408	(50,682)	(42,047)
Basic and diluted net income (loss) per common unit	(0.05)	(0.11)	(0.09)	(1.36)	(1.61)

____________________

(1)
In April 2017, the Partnership sold the East Texas pipeline system and its investment in Advantage Pipeline. See “Item 7-Management’s Discussion and Analysis” for discussion on the impact these changes had on the Partnership’s consolidated financial statements.

(2)	The increase in revenue during 2018 is due to an increase in volume in the Partnership’s crude oil marketing business.

(3)	Operating loss and net loss for the fourth quarter and full year 2018 are impacted by asset impairment charges of $52.4 million.