Form 10-Q
period 2019-03-31
Blueknight Energy Partners, L.P.
filed 2019-05-09
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	BKEP	The Nasdaq Global Market
Series A Preferred Units	BKEPP	The Nasdaq Global Market

 As of May 6, 2019, there were 35,125,202 Series A Preferred Units and 40,714,857 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements
BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2018	March 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,455	$1,209
Accounts receivable, net	35,683	28,561
Receivables from related parties, net	1,043	936
Other current assets	9,345	7,127
Total current assets	47,526	37,833
Property, plant and equipment, net of accumulated depreciation of $263,554 and $268,576 at December 31, 2018, and March 31, 2019, respectively	248,261	243,063
Goodwill	6,728	6,728
Debt issuance costs, net	3,349	3,098
Operating lease assets	—	11,594
Intangible assets, net	16,834	16,147
Other noncurrent assets	606	1,193
Total assets	$323,304	$319,656
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$3,707	$3,925
Accounts payable to related parties	2,263	2,111
Accrued crude oil purchases	13,949	7,576
Accrued crude oil purchases to related parties	10,219	11,885
Accrued interest payable	465	294
Accrued property taxes payable	3,089	2,237
Unearned revenue	3,206	3,536
Unearned revenue with related parties	4,835	15,168
Accrued payroll	3,667	2,129
Current operating lease liability	—	2,768
Other current liabilities	3,465	3,042
Total current liabilities	48,865	54,671
Long-term unearned revenue with related parties	1,714	1,612
Other long-term liabilities	4,010	3,715
Noncurrent operating lease liability	—	8,935
Contingent liability with related party (Note 10)	10,019	10,870
Long-term debt	265,592	252,592
Commitments and contingencies (Note 16)
Partners’ capital:
Common unitholders (40,424,372 and 40,714,857 units issued and outstanding at December 31, 2018, and March 31, 2019, respectively)	370,972	365,220
Preferred Units (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(631,791)	(631,882)
Total partners’ capital	(6,896)	(12,739)
Total liabilities and partners’ capital	$323,304	$319,656
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended March 31,
	2018	2019
	(unaudited)
Service revenue:
Third-party revenue	$17,318	$15,886
Related-party revenue	6,321	4,219
Lease revenue:
Third-party revenue	9,804	9,763
Related-party revenue	7,703	4,940
Product sales revenue:
Third-party revenue	3,514	58,924
Total revenue	44,660	93,732
Costs and expenses:
Operating expense	31,135	27,243
Cost of product sales	2,637	24,587
Cost of product sales from related party	—	30,774
General and administrative expense	4,221	3,693
Asset impairment expense	616	1,119
Total costs and expenses	38,609	87,416
Gain (loss) on sale of assets	(236)	1,724
Operating income	5,815	8,040
Other income (expenses):
Gain on sale of unconsolidated affiliate	2,225	—
Interest expense	(3,569)	(4,271)
Income before income taxes	4,471	3,769
Provision for income taxes	29	12
Net income	$4,442	$3,757

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$231	$105
Preferred interest in net income	$6,278	$6,279
Net loss available to limited partners	$(2,067)	$(2,627)

Basic and diluted net loss per common unit	$(0.05)	$(0.06)

Weighted average common units outstanding - basic and diluted	40,289	40,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2017	$454,358	$253,923	$(703,597)	$4,684
Net income (loss)	(2,065)	6,279	228	4,442
Equity-based incentive compensation	33	—	8	41
Distributions	(5,947)	(6,279)	(361)	(12,587)
Capital contributions	—	—	183	183
Proceeds from sale of 21,246 common units pursuant to the Employee Unit Purchase Plan	92	—	—	92
Balance, March 31, 2018	$446,471	$253,923	$(703,539)	$(3,145)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2018	$370,972	$253,923	$(631,791)	$(6,896)
Net income (loss)	(2,581)	6,279	59	3,757
Equity-based incentive compensation	64	—	5	69
Distributions	(3,308)	(6,279)	(155)	(9,742)
Proceeds from sale of 63,340 common units pursuant to the Employee Unit Purchase Plan	73	—	—	73
Balance, March 31, 2019	$365,220	$253,923	$(631,882)	$(12,739)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months ended March 31,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income	$4,442	$3,757
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	8	—
Depreciation and amortization	7,367	6,734
Amortization of debt issuance costs	256	251
Unrealized (gain) loss related to interest rate swaps	(354)	44
Intangible asset impairment charge	189	—
Fixed asset impairment charge	427	1,119
Loss (gain) on sale of assets	236	(1,724)
Gain on sale of unconsolidated affiliate	(2,225)	—
Equity-based incentive compensation	41	69
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(2,811)	4,480
Decrease in receivables from related parties	960	107
Decrease (increase) in other current assets	399	2,613
Decrease in other non-current assets	41	803
Decrease in accounts payable	(154)	(297)
Increase (decrease) in payables to related parties	625	(315)
Decrease in accrued crude oil purchases	—	(6,373)
Increase in accrued crude oil purchases to related parties	—	1,666
Increase (decrease) in accrued interest payable	24	(171)
Decrease in accrued property taxes	(80)	(852)
Increase in unearned revenue	637	165
Increase in unearned revenue from related parties	3,655	10,231
Decrease in accrued payroll	(3,323)	(1,538)
Decrease in other accrued liabilities	(419)	(1,252)
Net cash provided by operating activities	9,941	19,517
Cash flows from investing activities:
Acquisitions	(21,959)	—
Capital expenditures	(4,563)	(2,801)
Proceeds from sale of assets	26	6,304
Proceeds from sale of unconsolidated affiliate	2,225	—
Net cash provided by (used in) investing activities	(24,271)	3,503
Cash flows from financing activities:
Payments on other financing activities	(746)	(597)
Borrowings under credit agreement	54,000	75,000
Payments under credit agreement	(27,000)	(88,000)
Proceeds from equity issuance	92	73
Capital contributions	183	—
Distributions	(12,587)	(9,742)
Net cash provided by (used in) financing activities	13,942	(23,266)
Net decrease in cash and cash equivalents	(388)	(246)
Cash and cash equivalents at beginning of period	2,469	1,455
Cash and cash equivalents at end of period	$2,081	$1,209

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$1,251	$711
Increase in accrued liabilities related to insurance premium financing agreement	$720	$751

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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2019, the condensed consolidated statements of changes in partners’ capital (deficit) for the three months ended March 31, 2018 and 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2019, are unaudited.  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2018 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019 (the “2018 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2018 Form 10-K.

Certain reclassifications have been made in the consolidated balance sheet as of December 31, 2018, and the consolidated statement of cash flows for the three months ended March 31, 2018, to conform to the 2019 financial statement presentation. These reclassifications relate to items included in “Other current assets” and “Other noncurrent assets.” Reclassifications on the consolidated statement of cash flows were limited to the “Cash flows from operating activities” section. The reclassifications have no impact on net income.

3.    REVENUE

On January 1, 2019, the Partnership adopted the new accounting standard ASC 842 - Leases and all related amendments (“new lease standard”) using the modified retrospective method. Results for reporting periods beginning on January 1, 2019, are presented under the new lease standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under ASC 840 - Leases. The adoption of ASC 842 did not have a material effect on the Partnership’s revenue recognition. The primary impact is a change to the recognition of variable consideration that has both a service and lease component. Previously, the variable consideration related to the service component was estimated at the beginning of the contract year and recognized on a straight-line basis over the year. Under ASC 842, the variable consideration related to the service component is treated as a change in estimate in the period when the facts and circumstances on which the variable payment is based occur.

There are two types of contracts in the asphalt terminalling segment: (i) operating lease contracts, under which customers operate the facilities, and (ii) storage, throughput and handling contracts, under which the Partnership operates the facilities. The operating lease contracts are accounted for in accordance with ASC 842 - Leases. The storage, throughput and handling contracts contain both lease revenue and non-lease service revenue. In accordance with ASC 842 and 606, fixed consideration is allocated to the lease and service components based on their relative stand-alone selling price. The stand-alone selling price of the lease component is calculated using the average internal rate of return under the operating lease agreements. The stand-alone selling price of the service component is calculated by applying an appropriate margin to the expected costs to operate the facility. The service component contains a single performance obligation that consists of a stand-ready obligation to perform activities as directed by the customer, and revenue is recognized on a straight-line basis over time as the customer receives and consumes benefits. The lease component is recognized on a straight-line basis over the term of the initial lease. Fixed consideration, consisting of the monthly storage and handling fees, is billed a month prior to the performance of services and is due by the first day of the month of service. Payments received in advance of the month of service are recorded as unearned revenue until the service is performed, and the service component is treated as a contract liability.

Asphalt storage, throughput and handling contracts also contain variable consideration in the form of reimbursements of utility, fuel and power expenses and throughput fees. Utility, fuel and power reimbursements are allocated entirely to the service component of the contracts. Utility, fuel and power reimbursements relate directly to the distinct monthly service that makes up the overall performance obligation and revenue is recognized in the period in which the service takes place. Variable consideration related to reimbursements of utility, fuel and power expenses is billed in the month subsequent to the period of service, and payment is due within 30 days of billing. Throughput fees are allocated to both the lease and service component of the contracts using the allocation percentages from contract inception. In accordance with ASC 842, the lease component of variable throughput fees is recognized in the period when the changes in facts and circumstances on which the variable payment is based occur. Additionally, under ASC 842, when variable consideration contains both a lease and non-lease service component, the service component cannot be recognized until the period in which the changes in facts and circumstances on which the variable payment is based occur. At that time, it can be recognized in accordance with ASC 606. The service component of variable throughput fees is treated as a change in estimate in the period in when the changes in facts and circumstances on which the variable payment is based occur and is then recognized on a straight-line basis over time as the customer receives and consumes benefits. Payment on variable throughput consideration is due within 30 days of billing.

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

As of March 31, 2019, the Partnership has service revenue performance obligations satisfied over time under asphalt storage, throughput and handling contracts that are wholly or partially unsatisfied. The service revenue related to these performance obligations will be recognized as follows (in thousands):

Revenue Related to Future Performance Obligations Due by Period(1)
Twelve months ending March 31, 2020	$30,705
Twelve months ending March 31, 2021	29,704
Twelve months ending March 31, 2022	25,487
Twelve months ending March 31, 2023	18,903
Twelve months ending March 31, 2024	11,711
Thereafter	7,841
Total revenue related to future performance obligations	$124,351
____________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of March 31, 2019.

In addition, as of March 31, 2019, the Partnership has minimum future annual lease rentals contracted to be received under asphalt operating lease contracts and asphalt storage, throughput and handling contracts. The lease revenue related to these minimum rentals will be recognized as follows (in thousands):

Revenue Related to Minimum Future Annual Lease Rentals Due by Period
Twelve months ending March 31, 2020	$55,176
Twelve months ending March 31, 2021	52,360
Twelve months ending March 31, 2022	46,637
Twelve months ending March 31, 2023	36,655
Twelve months ending March 31, 2024	24,798
Thereafter	19,220
Total revenue related to minimum future annual lease rentals	$234,846

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

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers for each operating segment by revenue type is presented as follows (in thousands):

	Three Months ended March 31, 2018
	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
Third-party revenue:
Fixed storage, throughput and other revenue	$3,549	$4,081	$—	$—	$7,630
Variable throughput revenue	117	504	—	—	621
Variable reimbursement revenue	1,466	—	—	—	1,466
Crude oil transportation revenue	—	—	2,061	5,540	7,601
Crude oil product sales revenue	—	—	3,508	6	3,514
Related-party revenue:
Fixed storage, throughput and other revenue	4,631	—	—	—	4,631
Variable reimbursement revenue	1,690	—	—	—	1,690
Total revenue from contracts with customers	$11,453	$4,585	$5,569	$5,546	$27,153

	Three Months ended March 31, 2019
	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
Third-party revenue:
Fixed storage, throughput and other revenue	$4,983	$3,069	$—	$—	$8,052
Variable throughput revenue	3	504	—	—	507
Variable reimbursement revenue	1,996	—	—	—	1,996
Crude oil transportation revenue	—	—	2,498	2,833	5,331
Crude oil product sales revenue	—	—	58,924	—	58,924
Related-party revenue:
Fixed storage, throughput and other revenue	2,848	—	83	—	2,931
Variable reimbursement revenue	1,270	—	18	—	1,288
Total revenue from contracts with customers	$11,100	$3,573	$61,523	$2,833	$79,029

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivable and unearned revenue (contract liabilities) on the unaudited condensed consolidated balance sheets as noted in the contract discussions above. Accounts receivable are reflected in the line items “Accounts receivable” and “Receivables from related parties” on the unaudited condensed consolidated balance sheets. Unearned revenue is included in the line items “Unearned revenue,” “Unearned revenue with related parties,” “Long-term unearned revenue with related parties” and “Other long-term liabilities” on the unaudited condensed consolidated balance sheets.

Billed accounts receivable from contracts with customers were $34.6 million and $25.8 million at December 31, 2018, and March 31, 2019, respectively.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $5.9 million and $10.1 million at December 31, 2018, and March 31, 2019, respectively. The change in the unearned revenue balance for the three months ended March 31, 2019, is driven by $7.3 million in cash payments received in advance of satisfying performance obligations, partially offset by $3.1 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

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

Changes in the accrued amounts pertaining to the restructuring charges are summarized as follows (in thousands):

Three Months ended March 31,
2018
Beginning balance	$286
Cash payments	49
Ending balance	$237

5.    EQUITY METHOD INVESTMENT

The Partnership’s investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership had significant influence but not control, was accounted for by the equity method. The Partnership did not consolidate any part of the assets or liabilities of Advantage Pipeline. On April 3, 2017, Advantage Pipeline was acquired by a joint venture formed by affiliates of Plains All American Pipeline, L.P. and Noble Midstream Partners LP. The Partnership received cash proceeds at closing from the sale of its approximate 30% equity ownership interest in Advantage Pipeline of approximately $25.3 million and recorded a gain on the sale of the investment of $4.2 million. Approximately 10% of the gross sale proceeds were held in escrow, subject to certain post-closing settlement terms and conditions. The Partnership received approximately $1.1 million of the funds held in escrow in August 2017, and approximately $2.2 million for its pro rata portion of the remaining net escrow proceeds in January 2018. The Partnership’s proceeds were used to prepay revolving debt (without a commitment reduction). As of March 31, 2019, the Partnership had no equity investments.

6.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2018	March 31, 2019

		(dollars in thousands)
Land	N/A	$24,705	$24,705
Land improvements	10-20	5,758	5,798
Pipelines and facilities	5-30	116,155	117,188
Storage and terminal facilities	10-35	321,096	322,476
Transportation equipment	3-10	2,798	1,782
Office property and equipment and other	3-20	26,980	27,186
Pipeline linefill and tank bottoms	N/A	10,297	8,882
Construction-in-progress	N/A	4,026	3,622
Property, plant and equipment, gross		511,815	511,639
Accumulated depreciation		(263,554)	(268,576)
Property, plant and equipment, net		$248,261	$243,063

Plant, property and equipment under operating leases at March 31, 2019, in which the Partnership is the lessor, had a cost basis of $282.1 million and accumulated depreciation of $173.3 million.

Depreciation expense for the three months ended March 31, 2018 and 2019, was $7.0 million and $6.0 million, respectively.

During the three months ended March 31, 2019, the Partnership recognized asset impairment expense of $1.1 million. A change in estimate of the push-down impairment related to Cimarron Express Pipeline, LLC (“Cimarron Express”) resulted in additional impairment expense of $0.8 million. This impairment is recorded at the corporate level and the estimate is based on the expected amount due to Ergon if the Put (as defined in Note 10) is exercised (see Note 10 for more information). In addition, a flood at an asphalt terminal in Wolcott, Kansas, led to an impairment of $0.3 million.

During the three months ended March 31, 2019, the Partnership sold various surplus assets, including the sale of three truck stations for $1.6 million, which resulted in a gain of $1.5 million, and the sale of pipeline linefill for $1.6 million, which resulted in a gain of $0.2 million. In addition, proceeds received during the three months ended March 31, 2019, included $2.6 million related to a sale of pipeline linefill in December 2018, for which the proceeds were received in January 2019.

On July 12, 2018, the Partnership sold certain asphalt terminals, storage tanks and related real property, contracts, permits, assets and other interests located in Lubbock and Saginaw, Texas and Memphis, Tennessee (the “Divestiture”) to Ergon Asphalt & Emulsion, Inc. for a purchase price of $90.0 million, subject to customary adjustments. The Divestiture does not qualify as discontinued operations as it does not represent a strategic shift that will have a major effect on the Partnership’s operations or financial results. The Partnership used the proceeds from the sale to prepay revolving debt under its credit agreement.

In April 2018, the Partnership sold its producer field services business. The Partnership received cash proceeds at closing of approximately $3.0 million and recorded a gain of $0.4 million. The sale of the producer field services business does not qualify as discontinued operations as it does not represent a strategic shift that will have a major effect on the Partnership’s operations or financial results. The Partnership used the proceeds from the sale to prepay revolving debt under its credit agreement.

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

As of May 6, 2019, approximately $251.6 million of revolver borrowings and $1.0 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $147.4 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

Borrowings under the credit agreement bear interest, at the Partnership’s option, at either the reserve-adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin that ranges from 2.0% to 3.25% or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1.0%) plus an applicable margin that ranges from 1.0% to 2.25%.  The Partnership pays a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and the Partnership pays a commitment fee ranging from 0.375% to 0.5% on the unused commitments under the credit agreement.  The applicable margins for the Partnership’s interest rate, the letter of credit fee and the commitment fee vary quarterly based on the Partnership’s consolidated total leverage ratio (as defined in the credit agreement, being generally computed as the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges).

The credit agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.

Prior to the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio will be 5.25 to 1.00 for the fiscal quarters ending March 31, 2019, and June 30, 2019; 5.00 to 1.00 for the fiscal quarters ending September 30, 2019, and December 31, 2019; and 4.75 to 1.00 for the fiscal quarter ending March 31, 2020, and each fiscal quarter thereafter; provided that the maximum permitted consolidated total leverage ratio may be increased to 5.25 to 1.00 for certain quarters after December 31, 2019, based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more).
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

At March 31, 2019, the Partnership’s consolidated total leverage ratio was 4.64 to 1.00 and the consolidated interest coverage ratio was 3.42 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of March 31, 2019.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted EBITDA during the assessment period, management believes that it will meet these financial covenants (as described below). However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant. These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $252.6 million in outstanding debt, as of March 31, 2019, to become immediately due and payable. If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets.

Based on management’s current forecasts, management believes the Partnership will be able to comply with the consolidated total leverage ratio during the assessment period. However, the Partnership cannot make any assurances that it will be able to achieve management’s forecasts. If the Partnership is unable to achieve management’s forecasts, further actions may be necessary to remain in compliance with the Partnership’s consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales. The Partnership can make no assurances that it would be successful in undertaking these actions or that the Partnership will remain in compliance with the consolidated total leverage ratio during the assessment period.

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

Debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for each of the three months ended March 31, 2018 and 2019, was $0.3 million.

During the three months ended March 31, 2018 and 2019, the weighted average interest rate under the Partnership’s credit agreement was 4.96% and 6.43%, respectively, resulting in interest expense of approximately $3.9 million and $4.3 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit agreement. Interest rate swap agreements are sometimes used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. As of March 31, 2019, the Partnership had no interest rate swap agreements; interest rate swap agreements with notional amounts totaling $100.0 million matured on January 28, 2019. During the three months ended March 31, 2018 and 2019, the Partnership recorded swap interest expense of $0.1 million and swap interest income of less than $0.1 million, respectively. The interest rate swaps do not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging.

The following provides information regarding the Partnership’s assets and liabilities related to its interest rate swap agreements as of the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Derivatives
		December 31, 2018
Interest rate swap assets - current	Other current assets	$44

Changes in the fair value of the interest rate swaps are reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Net Income on Derivatives	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Three Months ended March 31,
		2018	2019
Interest rate swaps	Interest expense, net of capitalized interest	$354	$(44)

8.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended March 31,
	2018	2019
Net income	$4,442	$3,757
General partner interest in net income	231	105
Preferred interest in net income	6,278	6,279
Net loss available to limited partners	$(2,067)	$(2,627)

Basic and diluted weighted average number of units:
Common units	40,289	40,678
Restricted and phantom units	833	769
Total units	41,122	41,447

Basic and diluted net loss per common unit	$(0.05)	$(0.06)

9.    PARTNERS’ CAPITAL AND DISTRIBUTIONS

On April 22, 2019, the Partnership announced that the Board approved a cash distribution of $0.17875 per outstanding Preferred Unit for the three months ended March 31, 2019.  The Partnership will pay this distribution on May 14, 2019, to unitholders of record as of May 3, 2019. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended March 31, 2019. The Partnership will pay this distribution on May 14, 2019, to unitholders of record on May 3, 2019. The total distribution will be approximately $1.7 million, with approximately $1.6 million and $0.1 million to be paid to the

Partnership’s common unitholders and general partner, respectively, and less than $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

10.    RELATED-PARTY TRANSACTIONS

Transactions with Ergon

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. For the three months ended March 31, 2018 and 2019, the Partnership recognized related-party revenues of $14.0 million and $9.1 million, respectively, for services provided to Ergon. As of December 31, 2018, and March 31, 2019, the Partnership had receivables from Ergon of $1.0 million and $0.9 million, respectively, net of allowance for doubtful accounts. As of December 31, 2018, and March 31, 2019, the Partnership had unearned revenues from Ergon of $6.5 million and $16.8 million, respectively.

Effective April 1, 2018, the Partnership entered into an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the three months ended March 31, 2019, the Partnership made purchases of crude oil under this agreement totaling $29.7 million. As of March 31, 2019, the Partnership had payables to Ergon related to this agreement of $11.9 million related to the March crude oil settlement cycle, and this balance was paid in full on April 19, 2019.

The Partnership and Ergon have an agreement (the “Agreement”) that gives each party rights concerning the purchase or sale of Ergon’s interest in Cimarron Express, subject to certain terms and conditions. Cimarron Express was planned to be a new 16-inch diameter, 65-mile crude oil pipeline running from northeastern Kingfisher County, Oklahoma to the Partnership’s Cushing, Oklahoma crude oil terminal, with an originally anticipated in-service date in the second half of 2019. Ergon formed a Delaware limited liability company, Ergon - Oklahoma Pipeline, LLC (“DEVCO”), which holds Ergon’s 50% membership interest in Cimarron Express. Under the Agreement, the Partnership has the right, at any time, to purchase 100% of the authorized and outstanding member interests in DEVCO from Ergon for the Purchase Price (as defined in the Agreement), which shall be computed by taking Ergon’s total investment in the Cimarron Express plus interest, by giving written notice to Ergon (the “Call”). Ergon has the right to require the Partnership to purchase 100% of the authorized and outstanding member interests of DEVCO for the Purchase Price (the “Put”) at any time beginning the earlier of (i) 18 months from the formation, May 9, 2018, of the joint venture company to build the pipeline, (ii) six months after completion of the pipeline, or (iii) the event of dissolution of Cimarron Express. Upon exercise of the Call or the Put, the Partnership and Ergon will execute the Member Interest Purchase Agreement, which is attached to the Agreement as Exhibit B. Upon receipt of the Purchase Price, Ergon shall be obligated to convey 100% of the authorized and outstanding member interests in DEVCO to the Partnership or its designee. As of March 31, 2019, neither Ergon nor the Partnership has exercised their options under the Agreement.

In December 2018, the Partnership and Ergon were informed that Kingfisher Midstream made the decision to suspend future investments in Cimarron Express as Kingfisher Midstream determined that the anticipated volumes from the currently dedicated acreage, and the resultant project economics, did not support additional investment from Kingfisher Midstream. As of December 31, 2018, Cimarron Express had spent approximately $30.6 million on the pipeline project, primarily related to the purchase of steel pipe and equipment, rights of way and engineering and design services. Cimarron Express recorded a $20.9 million impairment charge in the fourth quarter of 2018 to reduce the carrying amount of its assets to their estimated fair value. In addition to its capital contributions to Cimarron Express, Ergon’s interest in DEVCO includes internal Ergon labor and capitalized interest that bring its investment in DEVCO to approximately $17.8 million through March 31, 2019. Ergon recorded a $10.0 million other-than-temporary impairment on its investment in Cimarron Express as of December 31, 2018 to reduce its investment to its estimated fair value. As a result, the Partnership considered the SEC staff’s opinions outlined in SAB 107 Topic 5.T Accounting for Expenses or Liabilities Paid by Principal Stockholders. The Agreement was designed to have the Partnership, ultimately and from the onset, bear any risk of loss on the construction of the pipeline project and eventually own a 50% interest in the pipeline. As a result, the Partnership recorded on a push down basis a $10.0 million impairment of Ergon’s investment in Cimarron Express in its consolidated results of operations during the year ended December 31, 2018, and a contingent liability payable to Ergon as of December 31, 2018. In April 2019, assets from the project were sold to a third-party for approximately $1.4 million over the fair market value that was estimated at December 31, 2018. As a result, the Partnership will record in April 2019, on a push down basis, a gain on the sale based on Ergon’s 50% interest in the assets.

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

The Partnership also grants phantom units to employees. These grants are equity awards under ASC 718 – Stock Compensation and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The following table includes information on the outstanding grants:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value(1)	Grant Date Total Fair Value
			(in thousands)
March 2017	323,339	$7.15	$2,312
March 2018	457,984	$4.77	$2,185
March 2019	524,997	$1.14	$598
_________________
(1)    Fair value is the closing market price on the grant date of the awards.

The unrecognized estimated compensation cost of outstanding phantom and restricted units at March 31, 2019, was $1.7 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended March 31, 2018 and 2019, was $0.5 million and $0.3 million, respectively.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	998,219	$5.88
Granted	524,997	1.14
Vested	366,282	4.80
Forfeited	—	—
Nonvested at March 31, 2019	1,156,934	$3.60

12.    EMPLOYEE BENEFIT PLANS

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.3 million for each of the three months ended March 31, 2018 and 2019, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2019, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized compensation expense of less than $0.1 million for the each of the three months ended March 31, 2018 and 2019, in connection with the Unit Purchase Plan.

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

This hierarchy requires the use of observable market data, when available, to minimize the use of unobservable inputs when determining fair value.  In periods in which they occur, the Partnership recognizes transfers into and out of Level 3 as of the end of the reporting period. There were no transfers during the three months ended March 31, 2019. Transfers out of Level 3 represent existing assets and liabilities that were classified previously as Level 3 for which the observable inputs became a more significant portion of the fair value estimates. Determining the appropriate classification of the Partnership’s fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.

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

As of March 31, 2019, the Partnership had no interest rate swap agreements.

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

At March 31, 2019, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at March 31, 2019, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk-free component) and unobservable company-specific credit spread information.   As such, the Partnership considers this debt to be Level 3.

14.    LEASES

The Partnership adopted ASU 2016-02, Leases (Topic 842) as of January 1, 2019, using the modified retrospective approach applied at the beginning of the period of adoption. The Partnership elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed it to carry forward the historical lease classification.

Adoption of the new standard resulted in the recording of additional net right of use operating lease assets and operating lease liabilities of approximately $11.8 million and $11.9 million, respectively, as of January 1, 2019. The standard did not materially impact the consolidated statement of operations and had no impact on cash flows.

The Partnership leases certain office space, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized as paid over the lease term. For real property leases, the Partnership has elected the practical expedient to not separate nonlease components (e.g., common-area maintenance costs)

from lease components and to instead account for each component as a single lease component. For leases that do not contain an implicit interest rate, the Partnership uses its most recent incremental borrowing rate.

Some real property and equipment leases contain options to renew, with renewal terms that can extend indefinitely. The exercise of such lease renewal options is at the Partnership’s sole discretion. Certain equipment leases also contain purchase options and residual value guarantees. The Partnership determines the lease term at the lease commencement date as the non-cancellable period of the lease, including options to extend or terminate the lease when such an option is reasonably certain to be exercised. The Partnership uses various data to analyze these options, including historical trends, current expectations and useful lives of assets related to the lease.

		As of
	Classification	March 31, 2019
		(thousands)
Assets
Operating lease assets	Operating lease assets	$11,594
Finance lease assets	Other noncurrent assets	631
Total leased assets		$12,225
Liabilities
Current
Operating lease liabilities	Current operating lease liability	$2,768
Finance lease liabilities	Other current liabilities	263
Noncurrent
Operating lease liabilities	Noncurrent operating lease liability	8,935
Finance lease liabilities	Other long-term liabilities	368
Total lease liabilities		$12,334

Future commitments, including options to extend lease terms that are reasonably certain of being exercised, related to leases at March 31, 2019, are summarized below (in thousands):

	Operating Leases	Financing Leases
Twelve months ending March 31, 2020	$2,993	$285
Twelve months ending March 31, 2021	2,447	215
Twelve months ending March 31, 2022	1,843	129
Twelve months ending March 31, 2023	1,413	42
Twelve months ending March 31, 2024	1,199	—
Thereafter	5,208	—
Total	15,103	671
Less: Interest	3,400	40
Present value of lease liabilities	$11,703	$631

Future non-cancellable commitments related to operating leases at December 31, 2018, are summarized below (in thousands):

Operating Leases
Year ending December 31, 2019	$2,862
Year ending December 31, 2020	1,904
Year ending December 31, 2021	1,242
Year ending December 31, 2022	640
Year ending December 31, 2023	548
Thereafter	1,259
Total future minimum lease payments	$8,455

The following table summarizes the Partnership’s total lease cost by type as well as cash flow information (in thousands):

		Three Months ended March 31,
	Classification	2019
Total Lease Cost by Type:
Operating lease cost(1)	Operating Expenses	$1,142
Finance lease cost
Amortization of leased assets	Operating Expenses	70
Interest on lease liabilities	Interest Expense	7
Net lease cost		$1,219
Supplemental cash flow disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$(750)
Operating cash flows from finance leases		$(12)
Financing cash flows from finance leases		$(66)
Leased assets obtained in exchange for new operating lease liabilities		$569
Leased assets obtained in exchange for new finance lease liabilities		$112
____________________
(1)    Includes short-term leases and variable lease costs, which are immaterial.

As of
March 31, 2019
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	9.0
Finance leases	2.8
Weighted-average discount rate
Operating leases	5.65%
Finance leases	4.20%

The Partnership also incurs costs associated with acquiring and maintaining rights-of-way. The contracts for these generally either extend beyond one year but can be cancelled at any time should they no longer be required for operations or have no contracted term but contain perpetual annual or monthly renewal options. Rights-of-way generally do not provide for exclusive use of the land and as such are not accounted for as leases.

15.    OPERATING SEGMENTS

The Partnership’s operations consist of four reportable segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services and (iv) crude oil trucking services.

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

The Partnership’s management evaluates segment performance based upon operating margin, excluding amortization and depreciation, which includes revenues from related parties and external customers and operating expense, excluding depreciation and amortization. Operating margin, excluding depreciation and amortization (in the aggregate and by segment) is presented in the following table. The Partnership computes the components of operating margin, excluding depreciation and amortization by using amounts that are determined in accordance with GAAP. The Partnership accounts for intersegment product sales as if the sales were to third parties, that is, at current market prices. A reconciliation of operating margin, excluding depreciation and amortization to income before income taxes, which is its nearest comparable GAAP financial measure, is included in the following table. The Partnership believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin, excluding depreciation and amortization is an important measure of the economic performance of the Partnership’s core operations. This measure forms the basis of the Partnership’s internal financial reporting and is used by its management in deciding how to allocate capital resources among segments. Income before income taxes, alternatively, includes expense items, such as depreciation and amortization, general and administrative expenses and interest expense, which management does not consider when evaluating the core profitability of the Partnership’s operations.

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended March 31,
	2018	2019
Asphalt Terminalling Services
Service revenue:
Third-party revenue	$5,132	$6,982
Related-party revenue	6,321	4,118
Lease revenue:
Third-party revenue	9,458	9,763
Related-party revenue	7,702	4,940
Total revenue for reportable segment	28,613	25,803
Operating expense, excluding depreciation and amortization	13,333	12,285
Operating margin, excluding depreciation and amortization	$15,280	$13,518
Total assets (end of period)	$170,473	$147,844

Crude Oil Terminalling Services
Service revenue:
Third-party revenue	$4,585	$3,573
Intersegment revenue	—	298
Lease revenue:
Third-party revenue	15	—
Total revenue for reportable segment	4,600	3,871
Operating expense, excluding depreciation and amortization	1,275	1,282
Operating margin, excluding depreciation and amortization	$3,325	$2,589
Total assets (end of period)	$68,160	$67,934

	Three Months ended March 31,
	2018	2019
Crude Oil Pipeline Services
Service revenue:
Third-party revenue	$2,061	$2,498
Related-party revenue	—	101
Lease revenue:
Third-party revenue	235	—
Product sales revenue:
Third-party revenue	3,508	58,924
Total revenue for reportable segment	5,804	61,523
Operating expense, excluding depreciation and amortization	2,785	2,722
Intersegment operating expense	442	1,627
Third-party cost of product sales	2,637	24,587
Related-party cost of product sales	—	30,774
Operating margin, excluding depreciation and amortization	$(60)	$1,813
Total assets (end of period)	$116,845	$98,722

Crude Oil Trucking Services
Service revenue
Third-party revenue	$5,540	$2,833
Intersegment revenue	442	1,329
Lease revenue:
Third-party revenue	97	—
Product sales revenue:
Third-party revenue	6	—
Total revenue for reportable segment	6,085	4,162
Operating expense, excluding depreciation and amortization	6,375	4,220
Operating margin, excluding depreciation and amortization	$(290)	$(58)
Total assets (end of period)	$6,113	$5,156

Total operating margin, excluding depreciation and amortization(1)	$18,255	$17,862

Total Segment Revenues	$45,102	$95,359
Elimination of Intersegment Revenues	(442)	(1,627)
Consolidated Revenues	$44,660	$93,732
____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended March 31,
	2018	2019
Operating margin, excluding depreciation and amortization	$18,255	$17,862
Depreciation and amortization	(7,367)	(6,734)
General and administrative expense	(4,221)	(3,693)
Asset impairment expense	(616)	(1,119)
Gain (loss) on sale of assets	(236)	1,724
Interest expense	(3,569)	(4,271)
Gain on sale of unconsolidated affiliate	2,225	—
Income before income taxes	$4,471	$3,769

16.    COMMITMENTS AND CONTINGENCIES

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

17.    INCOME TAXES

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at March 31, 2019, are presented below (dollars in thousands):

Deferred Tax Asset
Difference in bases of property, plant and equipment	$260
Net operating loss carryforwards	7
Deferred tax asset	267
Less: valuation allowance	267
Net deferred tax asset	$—

The Partnership has considered the taxable income projections in future years, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a valuation allowance against its deferred tax asset as of March 31, 2019.

18.    RECENTLY ISSUED ACCOUNTING STANDARDS

Except as discussed below and in the 2018 Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2019, that are of significance or potential significance to the Partnership.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This is a comprehensive update to the lease accounting topic in the Codification intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 include a revised definition of a lease as well as certain scope exceptions. The changes primarily impact lessee accounting, while lessor accounting is largely unchanged from previous GAAP. The Partnership adopted this standard as of January 1, 2019, using the modified retrospective approach. See Note 3 and Note 14 for disclosures related to the adoption of this standard and the impact on the Partnership’s financial position, results of operations and cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P., together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C., (3) “Ergon” refers to Ergon, Inc., its affiliates and subsidiaries (other than our General Partner and us) and (4) “Vitol” refers to Vitol Holding B.V., its affiliates and subsidiaries.  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019 (the “2018 Form 10-K”).

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the 2018 Form 10-K.

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

Potential Impact of Crude Oil Market Price Changes and Other Matters on Future Revenues

The crude oil market price and the corresponding forward market pricing curve may fluctuate significantly from period to period. In addition, volatility in the overall energy industry and specifically in publicly traded midstream energy partnerships may impact our partnership in the near term. Factors include the overall market price for crude oil and whether or not the forward price curve is in contango (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time) or backwardated (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible), changes in crude oil production volume and the demand for storage and transportation capacity in the areas in which we serve, geopolitical concerns and overall changes in our cost of capital. As of May 6, 2019, the forward price curve is in a shallow contango. Potential impacts of these factors are discussed below.

Asphalt Terminalling Services - Although there is no direct correlation between the price of crude oil and the price of asphalt, the asphalt industry tends to benefit from a lower crude oil price environment, a strong economy and an increase in infrastructure spending. As a result, we do not expect the changes in the price of crude oil to significantly impact our asphalt terminalling services operating segment. We have received positive feedback from customers that they are generally expecting improved throughput volumes through our terminals in 2019; however, since it is early in the asphalt season, we cannot be certain of the level of those throughput volumes or the impact that weather may have on customers’ construction or paving projects throughout the year.

In March 2019, our Wolcott, Kansas, asphalt facility was damaged by flooding of the Missouri River. While the facility was able to successfully execute its flood plan to minimize damages, costs related to the flood are expected to include $0.2 million of maintenance operating expenses for removal and reinstallation of equipment and $0.3 million of maintenance capital expenses for repairs to land improvements and tank insulation. Impairment expense related to the assets was approximately $0.3 million. In addition, we expect a loss of revenue of approximately $0.2 million for the period of time in which the facility was shut down. While we are pursuing insurance claims for this event, there can be no assurance of the amount or timing of any proceeds we may receive under such claims.

On July 12, 2018, we sold certain asphalt terminals, storage tanks and related real property, contracts, permits, assets and other interests located in Lubbock and Saginaw, Texas and Memphis, Tennessee (the “Divestiture”) to Ergon for a purchase price of $90.0 million, subject to customary adjustments.

Crude Oil Terminalling Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month. Since March 2016, the crude oil curve has generally been in a shallow contango or backwardation. In these shallow contango or backwardated markets there is no clear incentive for marketers to store crude oil. A shallow contango or a backwardated market may impact our ability to re-contract expiring contracts and/or decrease the storage rate at which we are able to re-contract. As a result of the current shallow contango and overall demand for Cushing storage, we anticipate that we will continue to experience a challenging recontracting environment which may impact both the volume of storage we are able to successfully recontract and the rate at which we recontract.

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

Over the past year, we increased the volumes of crude oil transported for our internal crude oil marketing operations with the objective of increasing the overall utilization of our Oklahoma crude oil pipeline systems.  Typically, the volume of crude oil we purchase in a given month will be sold in the same month. However, we have market price exposure for inventory that is carried over month-to-month as well as pipeline linefill we maintain. We may also be exposed to price risk with respect to the differing qualities of crude oil we transport and our ability to effectively blend them to market specifications.

On May 10, 2018, we, together with affiliates of Ergon and Kingfisher Midstream, LLC (“Kingfisher Midstream”), a subsidiary of Alta Mesa Resources, Inc., announced the execution of definitive agreements to form Cimarron Express Pipeline, LLC (“Cimarron Express”). We have an agreement (the “Agreement”) with Ergon that gives each party rights concerning the purchase or sale of Ergon’s interest in Cimarron Express, subject to certain terms and conditions. Cimarron Express was formed to build a new 16-inch diameter, 65-mile crude oil pipeline running from northeastern Kingfisher County, Oklahoma to the Partnership’s Cushing, Oklahoma crude oil terminal, with an originally anticipated in-service date in the second half of 2019. Ergon formed a Delaware limited liability company, Ergon - Oklahoma Pipeline, LLC (“DEVCO”), which holds Ergon’s 50% membership interest in Cimarron Express. Under the Agreement, we have the right, at any time, to purchase 100% of the authorized and outstanding member interests in DEVCO from Ergon for the Purchase Price (as defined in the Agreement), which shall be computed by taking Ergon’s total investment in the Cimarron Express plus interest, by giving written notice to Ergon (the “Call”). Ergon has the right to require us to purchase 100% of the authorized and outstanding member interests of DEVCO for the Purchase Price (the “Put”) at any time beginning the earlier of (i) 18 months from the formation, May 9, 2018, of the joint venture company to build the pipeline, (ii) six months after completion of the pipeline, or (iii) the event of dissolution of Cimarron Express. Upon exercise of the Call or the Put, we and Ergon will execute the Member Interest Purchase Agreement, which is attached to the Agreement as Exhibit B. Upon receipt of the Purchase Price, Ergon shall be obligated to convey 100% of the authorized and outstanding member interests in DEVCO to us or our designee. As of March 31, 2019, neither Ergon nor the Partnership has exercised their options under the Agreement.

In December 2018, we and Ergon were informed that Kingfisher Midstream made the decision to suspend future investments in Cimarron Express as Kingfisher Midstream determined that the anticipated volumes from the currently dedicated acreage, and the resultant project economics, did not support additional investment from Kingfisher Midstream. As of December 31, 2018, Cimarron Express had spent approximately $30.6 million on the pipeline project, primarily related to the purchase of steel pipe and equipment, rights of way and engineering and design services. Cimarron Express recorded a $20.9 million impairment charge in the fourth quarter of 2018 to reduce the carrying amount of its assets to their estimated fair value. In addition to its capital contributions to Cimarron Express, Ergon’s interest in DEVCO includes internal Ergon labor and capitalized interest that bring its investment in DEVCO to approximately $17.8 million through March 31, 2019. Ergon recorded a $10.0 million other-than-temporary impairment on its investment in Cimarron Express as of December 31, 2018 to reduce its investment to its estimated fair value. As a result, we considered the SEC staff’s opinions outlined in SAB 107 Topic 5.T Accounting for Expenses or Liabilities Paid by Principal Stockholders. The Agreement was designed to have us, ultimately and from the onset, bear any risk of loss on the construction of the pipeline project and eventually own a 50% interest in the pipeline. As a result, we recorded on a push down basis a $10.0 million impairment of Ergon’s investment in Cimarron Express in our consolidated results of operations during the year ended December 31, 2018, and a contingent liability payable to Ergon as of December 31, 2018. During the three months ended March 31, 2019, a change in estimate resulted in an additional impairment expense of $0.8 million. In April 2019, certain assets from the project were sold to a third-party for approximately $1.4 million over the fair market value that was estimated at December 31, 2018. As a result, we will record in April 2019, on a push down basis, a gain on the sale based on Ergon’s 50% interest in the assets.

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

Our Revenues

Our revenues consist of (i) terminalling revenues, (ii) gathering and transportation revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. For the three months ended March 31, 2019, the Partnership recognized revenues of $9.1 million and $0.1 million for services provided to Ergon and Cimarron Express, respectively, with the remainder of our services being provided to third parties.

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

We have leases and terminalling agreements with customers for all of our 53 asphalt facilities, including 23 facilities under contract with Ergon.  These agreements have, on average, approximately five years remaining under their terms. Agreements for four of the facilities expire by the end of 2019, and the remaining agreements expire at varying times thereafter, including agreements for 23 facilities that expire in 2023. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. We operate the asphalt facilities pursuant to the terminalling agreements, while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

As of May 6, 2019, we had approximately 5.8 million barrels of crude oil storage under service contracts, including 3.1 million barrels of crude oil storage contracts that expire in 2019. The remaining terms on the service contracts range from 5 to 32 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract, and an additional 0.5 million barrels are under an intercompany contract.

There is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as expiring contracts. If we are unable to renew the majority of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

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

The following is a summary of our average gathering and transportation volumes for the periods indicated (in thousands of barrels per day):

	Three Months ended March 31,		Favorable/(Unfavorable)

	2018	2019	Three Months
Average pipeline throughput volume	23	37	14	61%
Average trucking transportation volume	23	27	4	17%

We completed work on the Eagle pipeline system and restored service in July 2018, increasing the transportation capacity of our pipeline systems by approximately 20,000 Bpd. See Crude oil pipeline services segment within our results of operations discussion for additional detail. Vitol accounted for 57% and 41% of volumes transported in our pipelines in the three months ended March 31, 2018 and 2019, respectively.

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

Our Expenses

Operating expenses decreased by 13% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. In addition to decreases related to the sale of the three asphalt plants in July 2018, depreciation expense decreased due to certain assets reaching the end of their depreciable lives and vehicle expenses decreased due to a reduction in the size of our fleet. General and administrative expenses decreased 13% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease is primarily due to decreased compensation expense. Our interest expense increased by $0.7 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the increase in interest expense in 2019.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of March 31, 2019.

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

On April 22, 2019, we announced that the Board approved a cash distribution of $0.17875 per outstanding Preferred Unit for the three months ended March 31, 2019. We will pay this distribution on May 14, 2019, to unitholders of record as of May 3, 2019. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to our preferred unitholders and General Partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended March 31, 2019. We will pay this distribution May 14, 2019, to unitholders of record on May 3, 2019. The total distribution will be approximately $1.7 million, with approximately $1.6 million and $0.1 million paid to our common unitholders and General Partner, respectively, and less than $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

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

The table below summarizes our financial results for the three months ended March 31, 2018 and 2019, reconciled to the most directly comparable GAAP measure:

Operating Results	Three Months ended March 31,		Favorable/(Unfavorable)
			Three Months
(dollars in thousands)	2018	2019	$	%
Operating margin, excluding depreciation and amortization:
Asphalt terminalling services	$15,280	$13,518	$(1,762)	(12)%
Crude oil terminalling services	3,325	2,589	(736)	(22)%
Crude oil pipeline services	(60)	1,813	1,873	3,122%
Crude oil trucking services	(290)	(58)	232	80%
Total operating margin, excluding depreciation and amortization	18,255	17,862	(393)	(2)%

Depreciation and amortization	(7,367)	(6,734)	633	9%
General and administrative expense	(4,221)	(3,693)	528	13%
Asset impairment expense	(616)	(1,119)	(503)	(82)%
Gain (loss) on sale of assets	(236)	1,724	1,960	831%
Operating income	5,815	8,040	2,225	38%

Other income (expenses):
Gain on sale of unconsolidated affiliate	2,225	—	(2,225)	(100)%
Interest expense	(3,569)	(4,271)	(702)	(20)%
Provision for income taxes	(29)	(12)	17	59%
Net income	$4,442	$3,757	$(685)	(15)%

For the three months ended March 31, 2019, overall operating margin, excluding depreciation and amortization, decreased slightly as compared to the same period in 2018. Our asphalt terminalling services segment operating margin, excluding depreciation and amortization, was impacted by both the acquisition of an asphalt facility in March 2018 and the sale of three asphalt terminals to Ergon in July 2018. The decrease in our crude oil terminalling services operating margin, excluding depreciation and amortization, is primarily due to lower storage rates. Our Mid-Continent pipeline was placed back in service in July 2018, after suspending service in April 2016 due to the discovery of a pipeline exposure, and margins in our crude oil pipeline services segment reflect the recovery of throughput volumes since then. A sale of crude oil product accumulated over time through customer loss allowance deductions for the three months ended March 31, 2019, also contributed to the increased margin in our crude oil pipeline services segment; there were no such sales in the same period in 2018. Crude oil trucking services operating margin, excluding depreciation and amortization, improved for the three months ended March 31, 2019, due to an increase in volumes transported.

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

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)
			Three Months
(dollars in thousands)	2018	2019	$	%
Service revenue:
Third-party revenue	$5,132	$6,982	$1,850	36%
Related-party revenue	6,321	4,118	(2,203)	(35)%
Lease revenue:
Third-party revenue	9,458	9,763	305	3%
Related-party revenue	7,702	4,940	(2,762)	(36)%
Total revenue	28,613	25,803	(2,810)	(10)%
Operating expense, excluding depreciation and amortization	13,333	12,285	1,048	8%
Operating margin, excluding depreciation and amortization	$15,280	$13,518	$(1,762)	(12)%

The following is a discussion of items impacting asphalt terminalling services segment operating margin for the periods indicated:

•
Total revenue decreased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The asphalt facility acquired in March 2018 and a contract change on another asphalt facility from a related-party lease to a third-party storage contract resulted in an increase of $1.2 million and $0.3 million, respectively, in revenue and was offset by a decrease in revenue of $5.0 million due to the sale of three asphalt facilities in July 2018.

•
Operating expenses decreased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily as a result of the three facilities sold in July 2018 and partially offset by the acquisition in March 2018, as well as, increased utility costs at some facilities.

Crude oil terminalling services segment

Our crude oil terminalling services segment operations generally consist of fee-based activities associated with providing terminalling services, including storage, blending, processing and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling services segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)
			Three Months
(dollars in thousands)	2018	2019	$	%
Service revenue:
Third-party revenue	$4,585	$3,573	$(1,012)	(22)%
Intersegment revenue	—	298	298	N/A
Lease revenue:
Third-party revenue	15	—	(15)	(100)%
Total revenue	4,600	3,871	(729)	(16)%
Operating expense, excluding depreciation and amortization	1,275	1,282	(7)	(1)%
Operating margin, excluding depreciation and amortization	$3,325	$2,589	$(736)	(22)%

Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	1,843	3,157	1,314	71%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	82	70	(12)	(15)%

The following is a discussion of items impacting crude oil terminalling services segment operating margin for the periods indicated:

•	Total revenues for three months ended March 31, 2019, have decreased as compared to the same period in 2018 due to a decrease in market rates for storage contracts.

•	Operating expenses for the three months ended March 31, 2019, were generally consistent with the three months ended March 31, 2018.

•
As of May 6, 2019, we had approximately 5.8 million barrels of crude oil storage under service contracts, including 3.1 million barrels of crude oil storage contracts that expire in 2019. The remaining terms on the service contracts range from 5 to 32 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract, and an additional 0.5 million barrels are under an intercompany contract.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)
			Three Months
(dollars in thousands)	2018	2019	$	%
Service revenue:
Third-party revenue	$2,061	$2,498	$437	21%
Related-party revenue	—	101	101	N/A
Lease revenue:
Third-party revenue	235	—	(235)	(100)%
Product sales revenue:
Third-party revenue	3,508	58,924	55,416	1,580%
Total revenue	5,804	61,523	55,719	960%
Operating expense, excluding depreciation and amortization	2,785	2,722	63	2%
Intersegment operating expense	442	1,627	(1,185)	(268)%
Third-party cost of product sales	2,637	24,587	(21,950)	(832)%
Related-party cost of product sales	—	30,774	(30,774)	N/A
Operating margin, excluding depreciation and amortization	$(60)	$1,813	$1,873	3,122%

Pipeline transportation services average throughput volume (in thousands of barrels per day)	23	37	14	61%

Crude oil marketing volumes (in thousands of barrels per day)
Sales	1	12	11	1,100%
Purchases	1	12	11	1,100%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•
The majority of the increase in pipeline throughput volume for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is attributed to the crude oil marketing activities conducted in our crude oil pipeline services segment. Throughput volumes related to the crude oil marketing business were approximately 12,000 barrels per day, or 32% of total throughput, for the three months ended March 31, 2019, compared to approximately 1,000 barrels per day in the previous year. The service revenue for this activity associated with pipeline tariffs is eliminated on an intrasegment basis. Our crude oil pipeline recognized $1.4 million in intrasegment service revenue in the three months ended March 31, 2019, that is not reflected in revenues in the table above. The intrasegment revenues for three months ended March 31, 2018, were $0.4 million. The increases in product sales revenues, intersegment operating expense, and related-party and third-party cost of product sales is also due to the increase in our crude oil marketing business.

•
In July 2018, we restored service on the second Oklahoma pipeline that had been out of service since April 2016 due to a pipeline exposure on a riverbed in southern Oklahoma. This restored our transportation capacity to the full 50,000 barrels per day. Average throughput for the first quarter of 2019 on the Oklahoma portion of our pipeline system was 35,000 barrels per day, an increase of 71% compared to the same period in 2018.

•	Operating expenses decreased slightly for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to decreased property tax expense.

Crude oil trucking services segment

Our crude oil trucking services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking services segment for the periods indicated:

Operating results	Three Months ended March 31,		Favorable/(Unfavorable)
			Three Months
(dollars in thousands)	2018	2019	$	%
Service revenue
Third-party revenue	$5,540	$2,833	$(2,707)	(49)%
Intersegment revenue	442	1,329	887	201%
Lease revenue:
Third-party revenue	97	—	(97)	(100)%
Product sales revenue:
Third-party revenue	6	—	(6)	(100)%
Total revenue	6,085	4,162	(1,923)	(32)%
Operating expense, excluding depreciation and amortization	6,375	4,220	2,155	34%
Operating margin, excluding depreciation and amortization	$(290)	$(58)	$232	80%

Average volume (in thousands of barrels per day)	23	27	4	17%

The following is a discussion of items impacting crude oil trucking services segment operating margin for the periods indicated:

•
Service revenues decreased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, by $2.2 million due to the sale of the producer field services business in April 2018. This decrease was partially offset by an increase in intersegment service revenues for services provided to our crude oil pipeline services segment’s crude oil marketing business. These volumes transported on an intersegment basis increased from less than 1,000 barrels per day to 10,000 barrels per day.

•
Operating expense, excluding depreciation and amortization, decreased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, by $2.3 million due to the sale of our producer field services business.

Other Income and Expenses

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.7 million to $6.7 million for the three months ended March 31, 2019, compared to $7.4 million for the three months ended March 31, 2018. These decreases are primarily the result of certain assets reaching the end of their depreciable lives.

General and administrative expense.  General and administrative expense decreased by $0.5 million to $3.7 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to decreases in compensation expense.

Asset impairment expense. Asset impairment expense for 2019 included a change in estimate of the push-down impairment related to Cimarron Express (see Note 10 to our unaudited condensed consolidated financial statements for more information) that resulted in additional impairment expense of $0.8 million and $0.3 million related to a flood at an asphalt terminal in Wolcott, KS. Asset impairment expense for 2018 included approximately $0.4 million related to the value of obsolete trucking stations, as well as $0.2 million related to an intangible customer contract asset that was not renewed.

Gain (loss) on sale of assets. Gain on sale of assets was $1.7 million for the three months ended March 31, 2019, compared to a loss of $0.2 million for the three months ended March 31, 2018. Gains for 2019 primarily relate to the sale of certain truck stations in locations not served by our crude oil trucking services segment.

Gain on sale of unconsolidated affiliate. On April 3, 2017, we sold our investment in Advantage Pipeline and received cash proceeds at closing from the sale of approximately $25.3 million, recognizing a gain on sale of unconsolidated affiliate of $4.2 million. Approximately 10% of the gross sale proceeds were held in escrow, subject to certain post-closing settlement terms and conditions. We received approximately $1.1 million of the funds held in escrow in August 2017, for which we recognized an additional gain on sale of unconsolidated affiliate during the three months ended September 30, 2017. We received approximately $2.2 million for the pro rata portion of the remaining net escrow proceeds in January 2018, for which we recognized an additional gain on sale of unconsolidated affiliate during the three months ended March 31, 2018.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps. Total interest expense for the three months ended March 31, 2019, increased by $0.7 million compared to the three months ended March 31, 2018. The following table presents the significant components of interest expense:

	Three Months ended March 31,		Favorable/(Unfavorable)
			Three Months
	2018	2019	$	%
Credit agreement interest	$3,626	$4,009	$(383)	(11)%
Amortization of debt issuance costs	256	251	5	2%
Interest rate swaps interest expense (income)	66	(40)	106	161%
Loss (gain) on interest rate swaps mark-to-market	(353)	44	(397)	(112)%
Other	(26)	7	(33)	(127)%
Total interest expense	$3,569	$4,271	$(702)	(20)%

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the three months ended March 31, 2018 and 2019:

	Three Months ended March 31,
	2018	2019
	(in millions)
Net cash provided by operating activities	$9.9	$19.5
Net cash provided by (used in) investing activities	$(24.3)	$3.5
Net cash provided by (used in) financing activities	$13.9	$(23.3)

Operating Activities.  Net cash provided by operating activities increased to $19.5 million for the three months ended March 31, 2019, as compared to $9.9 million for the three months ended March 31, 2018, due to increased net income as discussed in Results of Operations above as well as changes in working capital.

Investing Activities.  Net cash provided by investing activities was $3.5 million for the three months ended March 31, 2019, compared to net cash used by investing activities of $24.3 million for the three months ended March 31, 2018.  The three months ended March 31, 2019, included proceeds from the sale of certain assets of $6.3 million. Of such proceeds, $2.6 million related to the December 2018 sale of linefill for which the cash consideration was not received until January 2019. The three months ended March 31, 2018, included proceeds from the sale of an unconsolidated affiliate of $2.2 million. On March 7, 2018, we acquired an asphalt terminalling facility from a third party for $22.0 million. Capital expenditures for the three months ended March 31, 2018 and 2019, included maintenance capital expenditures of $1.8 million and $2.1 million, respectively, and expansion capital expenditures of $2.8 million and $0.7 million.

Financing Activities.  Net cash used in financing activities was $23.3 million for the three months ended March 31, 2019, as compared to net cash provided by financing activities of $13.9 million for the three months ended March 31, 2018.  Cash used in financing activities for the three months ended March 31, 2019, consisted primarily of net payments on long-term debt of $13.0 million and $9.7 million in distributions to our unitholders. Net cash provided by financing activities for the three months ended March 31, 2018, consisted primarily of net borrowings on long-term debt of $27.0 million partially offset by $12.6 million in distributions to our unitholders.

Our Liquidity and Capital Resources

Cash flows from operations and from our credit agreement are our primary sources of liquidity. At March 31, 2019, we had a working capital deficit of $16.8 million. This is primarily a function of our approach to cash management. At March 31, 2019, we had approximately $146.4 million of availability under our credit agreement subject to covenant restrictions, which limited our availability to $32.9 million. As of May 6, 2019, we have aggregate unused commitments under our revolving credit facility of approximately $147.4 million and cash on hand of approximately $1.2 million.  The credit agreement is scheduled to mature on May 11, 2022.

Our credit agreement contains certain financial covenants which include a maximum permitted consolidated total leverage ratio, which may limit our availability to borrow funds thereunder.  The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of March 31, 2019, was 5.25 to 1.00, decreases to 5.00 to 1.00 as of September 30, 2019, and decreases to 4.75 to 1.00 as of March 31, 2020, and thereafter. Our consolidated total leverage ratio was 4.64 to 1.00 as of March 31, 2019.

Management evaluates whether conditions and/or events raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on forecasted EBITDA during the assessment period, management believes that it will meet the financial covenants. However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant.  These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $252.6 million in outstanding debt, as of March 31, 2019, to become immediately due and payable.  If this were to occur, we would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to our assets. Based on our current forecasts, we believe we will be able to comply with the consolidated total leverage ratio during the assessment period.  However, we cannot make any assurances that we will be able to achieve our forecasts. If we are unable to achieve our forecasts, further actions may be necessary to remain in compliance with our consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales.  We can make no assurances that we would be successful in undertaking these actions, or that we will remain in compliance with the consolidated total leverage ratio during the assessment period.

Based on management’s current forecasts, management believes we will be able to comply with the consolidated total leverage ratio during the assessment period. However, we cannot make any assurances that we will be able to achieve our forecasts. If we are unable to achieve our forecasts, further actions may be necessary to remain in compliance with the consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales. We can make no assurances that we would be successful in undertaking these actions, or that we will remain in compliance with the consolidated total leverage ratio during the assessment period.

Capital Requirements. Our capital requirements consist of the following:

•
maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows, further extending the useful lives of the assets; and

•	expansion capital expenditures, which are capital expenditures made to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

The following table breaks out capital expenditures for the three months ended March 31, 2018 and 2019 (in thousands):

	Three Months ended March 31,
	2018	2019
Acquisitions	21,959	—

Expansion capital expenditures	2,800	700
Reimbursable expenditures	(100)	—
Net expansion capital expenditures	2,700	700

Gross Maintenance capital expenditures	1,800	2,100
Reimbursable expenditures	(200)	(100)
Net maintenance capital expenditures	1,600	2,000

We currently expect our expansion capital expenditures for organic growth projects to be approximately $3.5 million to $4.5 million for all of 2019.  We currently expect maintenance capital expenditures to be approximately $9.5 million to $11.0 million, net of reimbursable expenditures, for all of 2019.

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

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 18 to our unaudited condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk due to variable interest rates under our credit agreement.

As of May 6, 2019, we had $251.6 million outstanding under our credit agreement that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are sometimes used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first $100.0 million agreement became effective June 28, 2014, and matured on June 28, 2018. Under the terms of the first interest rate swap agreement, we paid a fixed rate of 1.45% and received one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015, and matured on January 28, 2019. Under the terms of the second interest rate swap agreement, we paid a fixed rate of 1.97% and received one-month LIBOR with monthly settlement. The interest rate swaps did not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

During the three months ended March 31, 2019, the weighted average interest rate under our credit agreement was 6.43%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of March 31, 2019, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased or decreased annual interest expense of approximately $2.5 million.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of March 31, 2019, were effective.

Changes in internal control over financial reporting.  There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 16 to our unaudited condensed consolidated financial statements and is incorporated herein by reference thereto.

Item 1A.    Risk Factors.

See the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.    Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C.
its General Partner

Date:	May 9, 2019	By:	/s/ D. Andrew Woodward
D. Andrew Woodward
Chief Financial Officer

Date:	May 9, 2019	By:	/s/ Michael McLanahan
Michael McLanahan
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.1
Amendment to the Storage, Throughput and Handling Agreement, effective January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as exhibit 10.18 to the Partnership’s Annual Report on Form 10-K, filed March 12, 2019, and incorporated herein by reference).

10.2
Amendment to the Storage, Throughput and Handling Agreement, effective March 7, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as exhibit 10.19 to the Partnership’s Annual Report on Form 10-K, filed March 12, 2019, and incorporated herein by reference).

10.3
Lessee Operated Facilities Lease Agreement, dated January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as exhibit 10.28 to the Partnership’s Annual Report on Form 10-K, filed March 12, 2019, and incorporated herein by reference).

10.4
Owner Operated Storage, Throughput and Handling Agreement, dated January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as exhibit 10.29 to the Partnership’s Annual Report on Form 10-K, filed March 12, 2019, and incorporated herein by reference).

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

101#
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2018 and March 31, 2019; (iii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2019; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the three months ended March 31, 2019; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2019; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________
#     Furnished herewith