Form 10-Q
period 2019-06-30
Blueknight Energy Partners, L.P.
filed 2019-08-08
CIK 1392091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________
Commission File Number 001-33503
BLUEKNIGHT ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8536826 (IRS Employer Identification No.)

6060 American Plaza, Suite 600 Tulsa, Oklahoma 74135 (Address of principal executive offices, zip code) Registrant’s telephone number, including area code: (918) 237-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

 As of August 1, 2019, there were 35,125,202 Series A Preferred Units and 40,813,488 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements
BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2018	June 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,455	$1,542
Accounts receivable, net	35,683	26,661
Receivables from related parties, net	1,043	1,121
Other current assets	9,345	7,477
Total current assets	47,526	36,801
Property, plant and equipment, net of accumulated depreciation of $263,554 and $273,420 at December 31, 2018, and June 30, 2019, respectively	248,261	241,130
Goodwill	6,728	6,728
Debt issuance costs, net	3,349	2,846
Operating lease assets	—	12,009
Intangible assets, net	16,834	15,461
Other noncurrent assets	606	1,287
Total assets	$323,304	$316,262
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$3,707	$3,793
Accounts payable to related parties	2,263	3,125
Accrued crude oil purchases	13,949	5,518
Accrued crude oil purchases to related parties	10,219	10,180
Accrued interest payable	465	394
Accrued property taxes payable	3,089	3,098
Unearned revenue	3,206	2,244
Unearned revenue with related parties	4,835	7,739
Accrued payroll	3,667	3,083
Current operating lease liability	—	2,682
Other current liabilities	3,465	3,331
Total current liabilities	48,865	45,187
Long-term unearned revenue with related parties	1,714	1,607
Other long-term liabilities	4,010	3,662
Noncurrent operating lease liability	—	9,402
Contingent liability with related party (Note 10)	10,019	11,980
Long-term debt	265,592	261,592
Commitments and contingencies (Note 16)
Partners’ capital:
Common unitholders (40,424,372 and 40,714,857 units issued and outstanding at December 31, 2018, and June 30, 2019, respectively)	370,972	360,861
Preferred Units (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(631,791)	(631,952)
Total partners’ capital	(6,896)	(17,168)
Total liabilities and partners’ capital	$323,304	$316,262
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2019	2018	2019
	(unaudited)
Service revenue:
Third-party revenue	$14,103	$15,727	$31,421	$31,613
Related-party revenue	6,063	4,082	12,384	8,301
Lease revenue:
Third-party revenue	10,237	9,819	20,041	19,582
Related-party revenue	7,475	4,812	15,178	9,752
Product sales revenue:
Third-party revenue	45,615	59,636	49,129	118,560
Total revenue	83,493	94,076	128,153	187,808
Costs and expenses:
Operating expense	28,988	25,915	60,123	53,158
Cost of product sales	20,041	20,510	22,678	45,097
Cost of product sales from related party	23,747	36,421	23,747	67,195
General and administrative expense	4,486	2,962	8,707	6,655
Asset impairment expense	—	1,114	616	2,233
Total costs and expenses	77,262	86,922	115,871	174,338
Gain on sale of assets	599	81	363	1,805
Operating income	6,830	7,235	12,645	15,275
Other income (expenses):
Other income	—	268	—	268
Gain on sale of unconsolidated affiliate	—	—	2,225	—
Interest expense	(5,024)	(4,134)	(8,593)	(8,405)
Income before income taxes	1,806	3,369	6,277	7,138
Provision for income taxes	21	13	50	25
Net income	$1,785	$3,356	$6,227	$7,113

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$28	$53	$259	$158
Preferred interest in net income	$6,279	$6,279	$12,557	$12,558
Net loss available to limited partners	$(4,522)	$(2,976)	$(6,589)	$(5,603)

Basic and diluted net loss per common unit	$(0.11)	$(0.07)	$(0.16)	$(0.13)

Weighted average common units outstanding - basic and diluted	40,324	40,715	40,306	40,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, March 31, 2018	$446,471	$253,923	$(703,539)	$(3,145)
Net income (loss)	(4,681)	6,279	187	1,785
Equity-based incentive compensation	636	—	10	646
Distributions	(6,010)	(6,279)	(362)	(12,651)
Balance, June 30, 2018	$436,416	$253,923	$(703,704)	$(13,365)

Balance, December 31, 2017	$454,358	$253,923	$(703,597)	$4,684
Net income (loss)	(6,745)	12,557	415	6,227
Equity-based incentive compensation	669	—	18	687
Distributions	(11,958)	(12,557)	(723)	(25,238)
Capital contributions	—	—	183	183
Proceeds from sale of 21,246 common units pursuant to the Employee Unit Purchase Plan	92	—	—	92
Balance, June 30, 2018	$436,416	$253,923	$(703,704)	$(13,365)

Balance, March 31, 2019	$365,220	$253,923	$(631,882)	$(12,739)
Net income (loss)	(2,976)	6,279	53	3,356
Equity-based incentive compensation	289	—	5	294
Distributions	(1,672)	(6,279)	(128)	(8,079)
Balance, June 30, 2019	$360,861	$253,923	$(631,952)	$(17,168)

Balance, December 31, 2018	$370,972	$253,923	$(631,791)	$(6,896)
Net income (loss)	(5,557)	12,558	112	7,113
Equity-based incentive compensation	353	—	10	363
Distributions	(4,980)	(12,558)	(283)	(17,821)
Proceeds from sale of 63,340 common units pursuant to the Employee Unit Purchase Plan	73	—	—	73
Balance, June 30, 2019	$360,861	$253,923	$(631,952)	$(17,168)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months ended June 30,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income	$6,227	$7,113
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible receivables from third parties	1	—
Depreciation and amortization	14,779	12,971
Amortization of debt issuance costs	949	503
Unrealized (gain) loss related to interest rate swaps	(314)	44
Intangible asset impairment charge	189	—
Fixed asset impairment charge	427	2,233
Gain on sale of assets	(363)	(1,805)
Gain on sale of unconsolidated affiliate	(2,225)	—
Equity-based incentive compensation	687	363
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(23,680)	7,116
Decrease (increase) in receivables from related parties	1,851	(78)
Decrease (increase) in other current assets	(1,426)	3,425
Decrease in other non-current assets	90	1,551
Decrease in accounts payable	(502)	(440)
Increase (decrease) in payables to related parties	748	(20)
Increase (decrease) in accrued crude oil purchases	9,756	(8,431)
Increase (decrease) in accrued crude oil purchases to related parties	13,363	(39)
Decrease in accrued interest payable	(50)	(71)
Increase in accrued property taxes	933	9
Decrease in unearned revenue	(346)	(1,334)
Increase in unearned revenue from related parties	3,679	2,797
Decrease in accrued payroll	(2,448)	(584)
Decrease in other accrued liabilities	(1,250)	(2,385)
Net cash provided by operating activities	21,075	22,938
Cash flows from investing activities:
Acquisitions	(21,959)	—
Capital expenditures	(22,125)	(6,240)
Proceeds from sale of assets	3,893	6,351
Proceeds from sale of unconsolidated affiliate	2,225	—
Net cash provided by (used in) investing activities	(37,966)	111
Cash flows from financing activities:
Payments on other financing activities	(1,113)	(1,214)
Debt issuance costs	(309)	—
Borrowings under credit agreement	113,000	158,000
Payments under credit agreement	(71,000)	(162,000)
Proceeds from equity issuance	92	73
Capital contributions	183	—
Distributions	(25,238)	(17,821)
Net cash provided by (used in) financing activities	15,615	(22,962)
Net increase (decrease) in cash and cash equivalents	(1,276)	87
Cash and cash equivalents at beginning of period	2,469	1,455
Cash and cash equivalents at end of period	$1,193	$1,542

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$294	$1,515
Increase in accrued liabilities related to insurance premium financing agreement	$1,578	$1,912

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

2.    BASIS OF CONSOLIDATION AND PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2019, the condensed consolidated statements of changes in partners’ capital (deficit) for the three and six months ended June 30, 2018 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2019, are unaudited.  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2018 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019 (the “2018 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2018 Form 10-K except for new accounting standards adopted in 2019 as discussed Note 3 and Note 14.

Certain reclassifications have been made in the consolidated balance sheet as of December 31, 2018, and the consolidated statement of cash flows for the six months ended June 30, 2018, to conform to the 2019 financial statement presentation. These reclassifications relate to items included in “Other current assets” and “Other noncurrent assets.” Reclassifications on the consolidated statement of cash flows were limited to the “Cash flows from operating activities” section. The reclassifications have no impact on net income.

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

The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers(1)	Revenue from Leases
Remainder of 2019	$15,475	$27,983
2020	30,391	53,259
2021	27,240	49,230
2022	19,937	38,545
2023	14,533	29,609
Thereafter	9,142	22,342
Total revenue related to future performance obligations	$116,718	$220,968
____________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of June 30, 2019.

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

The Partnership also purchases crude oil and resells to third parties under written product sales contracts. Product sales contracts have a single performance obligation, and revenue is recognized at the point in time that control is transferred to the customer. Control is considered transferred to the customer on the day of the sale. Customers are invoiced in the following month. Payment is due within 30 days. The Partnership has elected to use the right-to-invoice expedient on product sales contracts as the right to consideration corresponds directly with the value to the customer of performance completed to date.

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

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers for each operating segment by revenue type is presented as follows (in thousands):

	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
	Three Months ended June 30, 2018
Third-party revenue:
Fixed storage, throughput and other revenue	$4,622	$2,767	$—	$—	$7,389
Variable throughput revenue	242	143	—	—	385
Variable reimbursement revenue	1,775	—	—	—	1,775
Crude oil transportation revenue	—	—	1,045	3,509	4,554
Crude oil product sales revenue	—	—	45,612	3	45,615
Related-party revenue:
Fixed storage, throughput and other revenue	4,632	—	48	—	4,680
Variable reimbursement revenue	1,349	—	34	—	1,383
Total revenue from contracts with customers	$12,620	$2,910	$46,739	$3,512	$65,781

	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
	Six Months ended June 30, 2018
Third-party revenue:
Fixed storage, throughput and other revenue	$8,171	$6,849	$—	$—	$15,020
Variable throughput revenue	359	647	—	—	1,006
Variable reimbursement revenue	3,241	—	—	—	3,241
Crude oil transportation revenue	—	—	3,105	9,049	12,154
Crude oil product sales revenue	—	—	49,120	9	49,129
Related-party revenue:
Fixed storage, throughput and other revenue	9,263	—	48	—	9,311
Variable reimbursement revenue	3,039	—	34	—	3,073
Total revenue from contracts with customers	$24,073	$7,496	$52,307	$9,058	$92,934

	Three Months ended June 30, 2019
Third-party revenue:
Fixed storage, throughput and other revenue	5,053	3,377	—	—	8,430
Variable throughput revenue	33	643	—	—	676
Variable reimbursement revenue	1,764	—	—	—	1,764
Crude oil transportation revenue	—	—	1,972	2,885	4,857
Crude oil product sales revenue	—	—	59,636	—	59,636
Related-party revenue:
Fixed storage, throughput and other revenue	2,858	—	83	—	2,941
Variable reimbursement revenue	1,123	—	18	—	1,141
Total revenue from contracts with customers	10,831	4,020	61,709	2,885	79,445

	Six Months ended June 30, 2019
Third-party revenue:
Fixed storage, throughput and other revenue	10,035	6,447	—	—	16,482
Variable throughput revenue	36	1,147	—	—	1,183
Variable reimbursement revenue	3,760	—	—	—	3,760
Crude oil transportation revenue	—	—	4,470	5,718	10,188
Crude oil product sales revenue	—	—	118,560	—	118,560
Related-party revenue:
Fixed storage, throughput and other revenue	5,705	—	167	—	5,872
Variable reimbursement revenue	2,393	—	36	—	2,429
Total revenue from contracts with customers	21,929	7,594	123,233	5,718	158,474

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

Billed accounts receivable from contracts with customers were $34.6 million and $23.8 million at December 31, 2018, and June 30, 2019, respectively.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $5.9 million and $6.4 million at December 31, 2018, and June 30, 2019, respectively. The change in the unearned revenue balance for the six months ended June 30, 2019, is driven by $3.7 million in cash payments received in advance of satisfying performance obligations, partially offset by $3.2 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

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

Changes in the accrued amounts pertaining to the restructuring charges are summarized as follows (in thousands):

	Three Months ended June 30,	Six Months ended June 30,
	2018	2018
Beginning balance	$237	$286
Cash payments	237	286
Ending balance	$—	$—

5.    EQUITY METHOD INVESTMENT

The Partnership’s investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership had significant influence but not control, was accounted for by the equity method. The Partnership did not consolidate any part of the assets or liabilities of Advantage Pipeline. On April 3, 2017, Advantage Pipeline was acquired by a joint venture formed by affiliates of Plains All American Pipeline, L.P. and Noble Midstream Partners LP. The Partnership received cash proceeds at closing from the sale of its approximate 30% equity ownership interest in Advantage Pipeline of approximately $25.3 million and recorded a gain on the sale of the investment of $4.2 million. Approximately 10% of the gross sale proceeds were held in escrow, subject to certain post-closing settlement terms and conditions. The Partnership received approximately $1.1 million of the funds held in escrow in August 2017, and approximately $2.2 million for its pro rata portion of the remaining net escrow proceeds in January 2018. The Partnership’s proceeds were used to prepay revolving debt (without a commitment reduction). As of June 30, 2019, the Partnership had no equity investments.

6.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)	December 31, 2018	June 30, 2019

		(dollars in thousands)
Land	N/A	$24,705	$24,705
Land improvements	10-20	5,758	5,810
Pipelines and facilities	5-30	116,155	117,448
Storage and terminal facilities	10-35	321,096	325,247
Transportation equipment	3-10	2,798	1,782
Office property and equipment and other	3-20	26,980	27,244
Pipeline linefill and tank bottoms	N/A	10,297	8,262
Construction-in-progress	N/A	4,026	4,052
Property, plant and equipment, gross		511,815	514,550
Accumulated depreciation		(263,554)	(273,420)
Property, plant and equipment, net		$248,261	$241,130

Property, plant and equipment under operating leases at June 30, 2019, in which the Partnership is the lessor, had a cost basis of $284.9 million and accumulated depreciation of $175.7 million.

Depreciation expense for the three months ended June 30, 2018 and 2019, was $6.7 million and $5.5 million, respectively. Depreciation expense for the six months ended June 30, 2018 and 2019, was $13.7 million and $11.4 million, respectively.

During the six months ended June 30, 2019, the Partnership recognized asset impairment expense of $2.2 million. A change in estimate of the push-down impairment related to Cimarron Express Pipeline, LLC (“Cimarron Express”) resulted in additional impairment expense of $1.9 million. This impairment is recorded at the corporate level and the estimate is based on the expected amount due to Ergon, Inc. (“Ergon”) if the Put (as defined in Note 10) is exercised (see Note 10 for more information). In addition, flooding at several asphalt plants in the Midwest led to an impairment of $0.3 million.

During the six months ended June 30, 2019, the Partnership sold various surplus assets, including the sale of three truck stations for $1.6 million, which resulted in a gain of $1.5 million, and the sale of pipeline linefill for $1.6 million, which resulted in a gain of $0.2 million. In addition, proceeds received during the six months ended June 30, 2019, included $2.6 million related to a sale of pipeline linefill in December 2018, for which the proceeds were received in January 2019.

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

As of August 1, 2019, approximately $256.6 million of revolver borrowings and $1.0 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $142.4 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

Prior to the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio will be 5.25 to 1.00 for the fiscal quarter ending June 30, 2019; 5.00 to 1.00 for the fiscal quarters ending September 30, 2019, and December 31, 2019; and 4.75 to 1.00 for the fiscal quarter ending March 31, 2020, and each fiscal quarter thereafter; provided that the maximum permitted consolidated total leverage ratio may be increased to 5.25 to 1.00 for certain quarters after December 31, 2019, based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more).
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

The minimum permitted consolidated interest coverage ratio (as defined in the credit agreement, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges (“credit agreement EBITDA”) to consolidated interest expense) is 2.50 to 1.00.

In addition, the credit agreement contains various covenants that, among other restrictions, limit the Partnership’s ability to:

•	create, issue, incur or assume indebtedness;

•	create, incur or assume liens;

•	engage in mergers or acquisitions;

•	sell, transfer, assign or convey assets;

•	repurchase the Partnership’s equity, make distributions to unitholders and make certain other restricted payments;

•	make investments;

•	modify the terms of certain indebtedness, or prepay certain indebtedness;

•	engage in transactions with affiliates;

•	enter into certain hedging contracts;

•	enter into certain burdensome agreements;

•	change the nature of the Partnership’s business; and

•	make certain amendments to the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership’s partnership agreement”).

At June 30, 2019, the Partnership’s consolidated total leverage ratio was 4.60 to 1.00 and the consolidated interest coverage ratio was 3.68 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of June 30, 2019.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted credit agreement EBITDA during the assessment period, management believes that it will remain in compliance with these financial covenants (as described below). However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant. These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $261.6 million in outstanding debt, as of June 30, 2019, to become immediately due and payable. If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets.

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

Upon the execution of the first amendment to its credit agreement in June 2018, the Partnership expensed $0.4 million of debt issuance costs due to the reduction in available borrowing capacity. The Partnership capitalized $0.3 million of debt issuance costs during each of the three and six months ended June 30, 2018. Debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for each of the three months ended June 30, 2018 and 2019, was $0.3 million. Interest expense related to debt issuance cost amortization for each of the six months ended June 30, 2018 and 2019, was $0.5 million.

During the three months ended June 30, 2018 and 2019, the weighted average interest rate under the Partnership’s credit agreement, excluding the $0.4 million of debt issuance costs in 2018 that were expensed as described above, was 5.39% and 6.27%, respectively, resulting in interest expense of approximately 4.7 million and $4.1 million, respectively. During the six months ended June 30, 2018 and 2019, the weighted average interest rate under the Partnership’s credit agreement, excluding the $0.4 million of debt issuance costs in 2018 that were expensed as described above, was 5.18% and 6.35%, respectively, resulting in interest expense of approximately $8.6 million and $8.4 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit agreement. Interest rate swap agreements are sometimes used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. As of June 30, 2019, the Partnership had no interest rate swap agreements; interest rate swap agreements with notional amounts totaling $100.0 million matured on January 28, 2019. During the three months ended June 30, 2018, the Partnership recorded swap interest income of $0.1 million. During the six months ended June 30, 2018 and 2019, the Partnership recorded swap interest income of less than $0.1 million for both periods. The interest rate swaps did not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging.

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

Changes in the fair value of the interest rate swaps are reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Net Income on Derivatives	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Three Months ended June 30,	Six Months ended June 30,
		2018	2018	2019
Interest rate swaps	Interest expense	$(40)	$314	$(44)

8.    NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended June 30,		Six Months ended June 30,
	2018	2019	2018	2019
Net income	$1,785	$3,356	$6,227	$7,113
General partner interest in net income	28	53	259	158
Preferred interest in net income	6,279	6,279	12,557	12,558
Net loss available to limited partners	$(4,522)	$(2,976)	$(6,589)	$(5,603)

Basic and diluted weighted average number of units:
Common units	40,324	40,715	40,306	40,696
Restricted and phantom units	1,133	1,076	983	904
Total units	41,457	41,791	41,289	41,600

Basic and diluted net loss per common unit	$(0.11)	$(0.07)	$(0.16)	$(0.13)

9.    PARTNERS’ CAPITAL AND DISTRIBUTIONS

On July 18, 2019, the Partnership announced that the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended June 30, 2019.  The Partnership will pay this distribution on August 14, 2019, to unitholders of record as of August 2, 2019. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended June 30, 2019. The Partnership will pay this distribution on August 14, 2019, to unitholders of record on August 2, 2019. The total distribution will be approximately $1.7 million, with approximately $1.6 million and less than $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and less than $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

10.    RELATED-PARTY TRANSACTIONS

Transactions with Ergon

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. For the three months ended June 30, 2018 and 2019, the Partnership recognized related-party revenues of $13.5 million and $8.8 million, respectively, for services provided to Ergon. For the six months ended June 30, 2018 and 2019, the Partnership recognized related-party revenues of $27.5 million and $17.9 million, respectively, for services provided to Ergon. As of December 31, 2018, and June 30, 2019, the Partnership had receivables from Ergon of $1.0 million and $1.1 million, respectively, net of allowance for doubtful accounts. As of December 31, 2018, and June 30, 2019, the Partnership had unearned revenues from Ergon of $6.5 million and $9.3 million, respectively.

Effective April 1, 2018, the Partnership entered into an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the three months ended June 30, 2018 and 2019, the Partnership made purchases of crude oil under this agreement totaling $30.5 million and $36.1 million, respectively. For the six months ended June 30, 2018 and 2019, the Partnership made purchases of crude oil under this agreement totaling $30.5 million and $65.8 million, respectively. As of June 30, 2019, the Partnership had payables to Ergon related to this agreement of $10.2 million related to the June crude oil settlement cycle, and this balance was paid in full on July 19, 2019.

The Partnership and Ergon have an agreement (the “Agreement”) that gives each party rights concerning the purchase or sale of Ergon’s interest in Cimarron Express, subject to certain terms and conditions. Cimarron Express was planned to be a new 16-inch diameter, 65-mile crude oil pipeline running from northeastern Kingfisher County, Oklahoma to the Partnership’s Cushing, Oklahoma crude oil terminal, with an originally anticipated in-service date in the second half of 2019. Ergon formed a Delaware limited liability company, Ergon - Oklahoma Pipeline, LLC (“DEVCO”), which holds Ergon’s 50% membership interest in Cimarron Express. Under the Agreement, the Partnership has the right, at any time, to purchase 100% of the authorized and outstanding member interests in DEVCO from Ergon for the Purchase Price (as defined in the Agreement), which shall be computed by taking Ergon’s total investment in the Cimarron Express plus interest, by giving written notice to Ergon (the “Call”). Ergon has the right to require the Partnership to purchase 100% of the authorized and outstanding member interests of DEVCO for the Purchase Price (the “Put”) at any time beginning the earlier of (i) 18 months from the formation, May 9, 2018, of the joint venture company to build the pipeline, (ii) six months after completion of the pipeline, or (iii) the event of dissolution of Cimarron Express. Upon exercise of the Call or the Put, the Partnership and Ergon will execute the Member Interest Purchase Agreement, which is attached to the Agreement as Exhibit B. Upon receipt of the Purchase Price, Ergon shall be obligated to convey 100% of the authorized and outstanding member interests in DEVCO to the Partnership or its designee. As of June 30, 2019, neither Ergon nor the Partnership has exercised their options under the Agreement.

In December 2018, the Partnership and Ergon were informed that Kingfisher Midstream made the decision to suspend future investments in Cimarron Express as Kingfisher Midstream determined that the anticipated volumes from the currently dedicated acreage, and the resultant project economics, did not support additional investment from Kingfisher Midstream. As of December 31, 2018, Cimarron Express had spent approximately $30.6 million on the pipeline project, primarily related to the purchase of steel pipe and equipment, rights of way and engineering and design services. Cimarron Express recorded a $20.9 million impairment charge in the fourth quarter of 2018 to reduce the carrying amount of its assets to their estimated fair value. Ergon recorded a $10.0 million other-than-temporary impairment on its investment in Cimarron Express as of December 31, 2018, to reduce its investment to its estimated fair value. As a result, the Partnership considered the SEC staff’s opinions outlined in SAB 107 Topic 5.T Accounting for Expenses or Liabilities Paid by Principal Stockholders. The Agreement was designed to have the Partnership, ultimately and from the onset, bear any risk of loss on the construction of the pipeline project and eventually own a 50% interest in the pipeline. As a result, the Partnership recorded on a push-down basis a $10.0 million impairment of Ergon’s investment in Cimarron Express in its consolidated results of operations during the year ended December 31, 2018, and a contingent liability payable to Ergon as of December 31, 2018. In April 2019, certain assets from the project were sold to a third party for approximately $1.4 million over the fair market value that was estimated at December 31, 2018, and the Partnership recorded its share, on a push-down basis, based on Ergon’s 50% interest in the assets. Ergon’s interest in DEVCO includes its capital contributions, its share of the cash received for the assets sale discussed above, internal Ergon labor costs and capitalized interest, which brings its investment in DEVCO to approximately $10.7 million through June 30, 2019. During the six months ended June 30, 2019, a change in estimate and accrued interest resulted in the Partnership recording additional impairment expense of $1.9 million. The Partnership’s contingent liability as of June 30, 2019, consists of Ergon’s $10.7 million investment plus accrued interest of $1.3 million, of which $0.4 million of interest relates to the three months ended June 30, 2019.

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

The Partnership also grants phantom units to employees. These grants are equity awards under ASC 718 – Stock Compensation and, accordingly, the fair value of the awards as of the grant date is expensed over the three-year vesting period. The following table includes information on the outstanding grants:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value(1)	Grant Date Total Fair Value
			(in thousands)
March 2017	323,339	$7.15	$2,312
March 2018	457,984	$4.77	$2,185
March 2019	524,997	$1.14	$598
June 2019	46,168	$1.08	$50
_________________
(1)    Fair value is the closing market price on the grant date of the awards.

The unrecognized estimated compensation cost of outstanding phantom and restricted units at June 30, 2019, was $1.4 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended June 30, 2018 and 2019, was $0.6 million and $0.3 million, respectively. The Partnership’s equity-based incentive compensation expense for the six months ended June 30, 2018 and 2019, was $1.1 million and $0.6 million, respectively.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	998,219	$5.88
Granted	571,165	1.14
Vested	366,282	4.80
Forfeited	69,624	3.24
Nonvested at June 30, 2019	1,133,478	$3.52

12.    EMPLOYEE BENEFIT PLANS

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.3 million for each of the three months ended June 30, 2018 and 2019, for discretionary contributions under the 401(k) Plan. The Partnership recognized expense of $0.6 million for each of the six months ended June 30, 2018 and 2019, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of less than $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2019, respectively, for discretionary profit sharing contributions under the 401(k) Plan. The Partnership recognized expense of $0.1 million and $0.3 million for the six months ended June 30, 2018 and 2019, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized compensation expense of less than $0.1 million for the each of the three and six months ended June 30, 2018 and 2019, in connection with the Unit Purchase Plan.

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

This hierarchy requires the use of observable market data, when available, to minimize the use of unobservable inputs when determining fair value.  In periods in which they occur, the Partnership recognizes transfers into and out of Level 3 as of the end of the reporting period. There were no transfers during the six months ended June 30, 2019. Transfers out of Level 3 represent existing assets and liabilities that were classified previously as Level 3 for which the observable inputs became a more significant portion of the fair value estimates. Determining the appropriate classification of the Partnership’s fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.

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

As of June 30, 2019, the Partnership had no interest rate swap agreements.

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

At June 30, 2019, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at June 30, 2019, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk-free component) and unobservable company-specific credit spread information.   As such, the Partnership considers this debt to be Level 3.

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

		As of
	Classification	June 30, 2019
		(thousands)
Assets
Operating lease assets	Operating lease assets	$12,009
Finance lease assets	Other noncurrent assets	753
Total leased assets		$12,762
Liabilities
Current
Operating lease liabilities	Current operating lease liability	$2,682
Finance lease liabilities	Other current liabilities	276
Noncurrent
Operating lease liabilities	Noncurrent operating lease liability	9,402
Finance lease liabilities	Other long-term liabilities	448
Total lease liabilities		$12,808

Future commitments, including options to extend lease terms that are reasonably certain of being exercised, related to leases at June 30, 2019, are summarized below (in thousands):

	Operating Leases	Financing Leases
Twelve months ending June 30, 2020	$2,885	$304
Twelve months ending June 30, 2021	2,475	263
Twelve months ending June 30, 2022	1,737	171
Twelve months ending June 30, 2023	1,480	35
Twelve months ending June 30, 2024	1,123	3
Thereafter	6,402	—
Total	16,102	776
Less: Interest	4,018	52
Present value of lease liabilities	$12,084	$724

Future non-cancellable commitments related to operating leases at December 31, 2018, are summarized below (in thousands):

Operating Leases
Year ending December 31, 2019	$2,862
Year ending December 31, 2020	1,904
Year ending December 31, 2021	1,242
Year ending December 31, 2022	640
Year ending December 31, 2023	548
Thereafter	1,259
Total future minimum lease payments	$8,455

The following table summarizes the Partnership’s total lease cost by type as well as cash flow information (in thousands):

		Three Months ended June 30,	Six Months ended June 30,
	Classification	2019	2019
Total Lease Cost by Type:
Operating lease cost(1)	Operating Expense	$1,054	$2,196
Finance lease cost
Amortization of leased assets	Operating Expense	81	151
Interest on lease liabilities	Interest Expense	10	17
Net lease cost		$1,145	$2,364
Supplemental cash flow disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$(1,444)
Operating cash flows from finance leases			$(70)
Financing cash flows from finance leases			$(145)
Leased assets obtained in exchange for new operating lease liabilities			$1,678
Leased assets obtained in exchange for new finance lease liabilities			$342
____________________
(1)    Includes short-term and variable lease costs, which are immaterial.

As of
June 30, 2019
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	9.6
Finance leases	2.8
Weighted-average discount rate
Operating leases	5.73%
Finance leases	4.64%

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2018	2019	2018	2019
Asphalt Terminalling Services
Service revenue:
Third-party revenue	$6,639	$6,850	$11,771	$13,831
Related-party revenue	5,981	3,981	12,302	8,098
Lease revenue:
Third-party revenue	10,016	9,819	19,473	19,582
Related-party revenue	7,475	4,812	15,178	9,752
Total revenue for reportable segment	30,111	25,462	58,724	51,263
Operating expense, excluding depreciation and amortization	13,393	11,670	26,728	23,955
Operating margin, excluding depreciation and amortization	$16,718	$13,792	$31,996	$27,308
Total assets (end of period)	$167,849	$149,603	$167,849	$149,603

Crude Oil Terminalling Services
Service revenue:
Third-party revenue	$2,910	$4,020	$7,496	$7,594
Intersegment revenue	170	278	170	576
Lease revenue:
Third-party revenue	12	—	27	—
Total revenue for reportable segment	3,092	4,298	7,693	8,170
Operating expense, excluding depreciation and amortization	913	1,017	2,188	2,299
Operating margin, excluding depreciation and amortization	$2,179	$3,281	$5,505	$5,871
Total assets (end of period)	$67,150	$67,272	$67,150	$67,272

	Three Months ended June 30,		Six Months ended June 30,
	2018	2019	2018	2019
Crude Oil Pipeline Services
Service revenue:
Third-party revenue	$1,045	$1,972	$3,105	$4,470
Related-party revenue	82	101	82	203
Lease revenue:
Third-party revenue	177	—	412	—
Product sales revenue:
Third-party revenue	45,612	59,636	49,120	118,560
Total revenue for reportable segment	46,916	61,709	52,719	123,233
Operating expense, excluding depreciation and amortization	2,542	2,749	5,327	5,471
Intersegment operating expense	1,156	1,704	1,599	3,331
Third-party cost of product sales	20,041	20,510	22,678	45,097
Related-party cost of product sales	23,747	36,421	23,747	67,195
Operating margin, excluding depreciation and amortization	$(570)	$325	$(632)	$2,139
Total assets (end of period)	$152,105	$94,436	$152,105	$94,436

Crude Oil Trucking Services
Service revenue
Third-party revenue	$3,509	$2,885	$9,049	$5,718
Intersegment revenue	986	1,426	1,429	2,755
Lease revenue:
Third-party revenue	32	—	129	—
Product sales revenue:
Third-party revenue	3	—	9	—
Total revenue for reportable segment	4,530	4,311	10,616	8,473
Operating expense, excluding depreciation and amortization	4,727	4,242	11,101	8,462
Operating margin, excluding depreciation and amortization	$(197)	$69	$(485)	$11
Total assets (end of period)	$3,402	$4,951	$3,402	$4,951

Total operating margin, excluding depreciation and amortization(1)	$18,130	$17,467	$36,384	$35,329

Total Segment Revenues	$84,649	$95,780	$129,752	$191,139
Elimination of Intersegment Revenues	(1,156)	(1,704)	(1,599)	(3,331)
Consolidated Revenues	$83,493	$94,076	$128,153	$187,808

____________________
(1)The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2018	2019	2018	2019
Operating margin, excluding depreciation and amortization	$18,130	$17,467	$36,384	$35,329
Depreciation and amortization	(7,413)	(6,237)	(14,779)	(12,971)
General and administrative expense	(4,486)	(2,962)	(8,707)	(6,655)
Asset impairment expense	—	(1,114)	(616)	(2,233)
Gain on sale of assets	599	81	363	1,805
Other income	—	268	—	268
Gain on sale of unconsolidated affiliate	—	—	2,225	—
Interest expense	(5,024)	(4,134)	(8,593)	(8,405)
Income before income taxes	$1,806	$3,369	$6,277	$7,138

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

17.    INCOME TAXES

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at June 30, 2019, are presented below (dollars in thousands):

Deferred Tax Asset
Difference in bases of property, plant and equipment	$245
Net operating loss carryforwards	18
Deferred tax asset	263
Less: valuation allowance	263
Net deferred tax asset	$—

The Partnership has considered the taxable income projections in future years, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a valuation allowance against its deferred tax asset as of June 30, 2019.

18.    RECENTLY ISSUED ACCOUNTING STANDARDS

Except as discussed below and in the 2018 Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2019, that are of significance or potential significance to the Partnership.

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

19.    SUBSEQUENT EVENTS

On August 5, 2019, Ergon publicly announced that it submitted to the Board a non-binding proposal, pursuant to which Ergon would acquire all common units and preferred units of the Partnership that Ergon and its affiliates do not already own in exchange for $1.35 per common unit and $5.67 per preferred unit. The transaction, as proposed, is subject to a number of contingencies, including the approval of the Conflicts Committee of the Board, the approval by the Partnership’s unitholders and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that definitive agreement will be executed or that any transaction will materialize.

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

Potential Impact of Crude Oil Market Price Changes and Other Matters on Future Revenues

The crude oil market price and the corresponding forward market pricing curve may fluctuate significantly from period to period. In addition, volatility in the overall energy industry and specifically in publicly traded midstream energy partnerships may impact our partnership in the near term. Factors include the overall market price for crude oil and whether or not the forward price curve is in contango (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time) or backwardated (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible), changes in crude oil production volume and the demand for storage and transportation capacity in the areas in which we serve, geopolitical concerns and overall changes in our cost of capital. As of August 1, 2019, the forward price curve is in a shallow contango. Potential impacts of these factors are discussed below.

Asphalt Terminalling Services - Historically, there has only been limited times in which asphalt prices and volumes have had a direct correlation with the price of crude oil. As a result, we do not expect that changes in the price of crude oil will necessarily have a significant impact our asphalt terminalling services operating segment. Generally, asphalt volumes correlate more closely with the strength of state and local economies, level of allocations of tax funding to transportation spending and an increase in infrastructure spending needs.

In early 2019, we received positive feedback from customers that they were generally expecting improved throughput volumes through our terminals in 2019. However, since a significant portion of the asphalt season remains, we cannot be certain of the level of those throughput volumes or the impact that weather may have on customers’ construction or paving projects throughout the year. In addition, during the first half of 2019, several of our asphalt facilities in the Midwest were damaged by flooding. While the facilities were able to successfully execute flood plans to minimize damages, costs related to the floods are expected to include $0.4 million of expenses for cleanup and the removal and reinstallation of equipment and $2.2 million of capital expenditures to restore land improvements and equipment. For the six months ended June 30, 2019, approximately $0.5 million of these amounts have been spent. Impairment expense related to the assets was approximately $0.3 million. Related to the first quarter flood event, we have recognized $0.4 million of insurance recoveries. Regarding the second quarter flood events, while we are pursuing insurance claims for these events, there can be no assurance of the amount or timing of any proceeds we may receive under such claims.

On July 12, 2018, we sold certain asphalt terminals, storage tanks and related real property, contracts, permits, assets and other interests located in Lubbock and Saginaw, Texas and Memphis, Tennessee (the “Divestiture”) to Ergon for a purchase price of $90.0 million, subject to customary adjustments.

Crude Oil Terminalling Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month. Since March 2016, the crude oil curve has generally been in a shallow contango or backwardation. In these shallow contango or backwardated markets there is no clear incentive for marketers to store crude oil. A shallow contango or a backwardated market may impact our ability to re-contract expiring contracts and/or decrease the storage rate at which we are able to re-contract. Alternatively, despite a shallow contango curve, we have seen increased activity and interests from customers that are regularly turning over their volumes by blending various crude grades and delivering it out of the terminal or customers utilizing the storage for more operational purposes for their downstream operations. As a result of this change in demand factors for Cushing storage, we anticipate a more complex recontracting environment which has the potential to affect both the volumes and rate of our recontracting efforts.

Crude Oil Pipeline Services - A backwardated crude oil curve tends to favor the crude oil pipeline transportation business as crude oil marketers are incentivized to transport crude oil to market for sale as soon as possible. However, from April 2016 to July 2018, we were operating one Oklahoma pipeline system instead of two systems due to an out-of-service pipeline. In July 2018, we were able to restore service to the Eagle pipeline system which increased the transportation capacity of our pipeline systems by approximately 20,000 Bpd. The ability to fully utilize the capacity of these systems may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve.

Over the past year, we increased the volumes of crude oil transported for our internal crude oil marketing operations with the objective of increasing the overall utilization of our Oklahoma crude oil pipeline systems.  Typically, the volume of crude oil we purchase in a given month will be sold in the same month. However, we have market price exposure for inventory that is carried over month-to-month as well as pipeline linefill we maintain. Since our pipeline tariffs require shippers to carry their share of linefill, our crude oil marketing operations, as a shipper, also carries linefill. We may also be exposed to price risk with respect to the differing qualities of crude oil we transport and our ability to effectively blend them to market specifications.

On May 10, 2018, we, together with affiliates of Ergon and Kingfisher Midstream, LLC (“Kingfisher Midstream”), a subsidiary of Alta Mesa Resources, Inc., announced the execution of definitive agreements to form Cimarron Express Pipeline, LLC (“Cimarron Express”). See Note 10 to our unaudited condensed consolidated financial statements for discussion on the current status of this project.

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

Our Revenues

Our revenues consist of (i) terminalling revenues, (ii) gathering and transportation revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. For the six months ended June 30, 2019, the Partnership recognized revenues of $17.9 million and $0.2 million for services provided to Ergon and Cimarron Express, respectively, with the remainder of our services being provided to third parties.

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

We have leases and terminalling agreements with customers for all of our 53 asphalt facilities, including 23 facilities under contract with Ergon.  These agreements have, on average, approximately 4.6 years remaining under their terms. Agreements with one customer for four of the facilities expire by the end of 2019, and the remaining agreements expire at varying times thereafter, including agreements for 23 facilities with Ergon that expire in 2023. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. We operate the asphalt facilities pursuant to the terminalling agreements, while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

As of August 1, 2019, we had approximately 5.8 million barrels of crude oil storage under service contracts, including 2.6 million barrels of crude oil storage contracts with third parties that expire in 2019. The remaining terms on the service contracts with third parties range from 6 to 29 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract, and an additional 0.5 million barrels are under an intersegment contract. There is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as expiring contracts. If we are unable to renew even some of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

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

The following is a summary of our average gathering and transportation volumes for the periods indicated (in thousands of barrels per day):

	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)

	2018	2019	2018	2019	Three Months		Six Months
Average pipeline throughput volume	20	32	21	34	12	60%	13	62%
Average trucking transportation volume	26	27	25	27	1	4%	2	8%

We completed work on the Eagle pipeline system and restored service in July 2018, increasing the transportation capacity of our pipeline systems by approximately 20,000 Bpd. See Crude oil pipeline services segment within our results of operations discussion for additional detail. Vitol accounted for 25% and 40% of volumes transported in our pipelines in the three months ended June 30, 2018 and 2019, respectively. Vitol accounted for 43% and 40% of volumes transported in our pipelines in the six months ended June 30, 2018 and 2019, respectively.

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

Our Expenses

Operating expenses decreased by 12% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. In addition to decreases related to the sale of the three asphalt plants in July 2018, depreciation expense decreased due to certain assets reaching the end of their depreciable lives and vehicle expenses decreased due to a reduction in the size of our fleet. General and administrative expenses decreased 24% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease is primarily due to decreased compensation and professional fees expense, as well as the receipt of a $0.5 million settlement related to a payment made in 2018 to a fraudulent bank account due to a compromise of the vendor’s email system as disclosed in the 2018 Form 10-K. Our interest expense increased by $0.2 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the increase in interest expense in 2019.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of June 30, 2019.

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

On July 18, 2019, we announced that the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended June 30, 2019. We will pay this distribution on August 14, 2019, to unitholders of record as of August 2, 2019. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to our preferred unitholders and General Partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended June 30, 2019. We will pay this distribution August 14, 2019, to unitholders of record on August 2, 2019. The total distribution will be approximately $1.7 million, with approximately $1.6 million and less than $0.1 million paid to our common unitholders and General Partner, respectively, and less than $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

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

The table below summarizes our financial results for the three and six months ended June 30, 2018 and 2019, reconciled to the most directly comparable GAAP measure:

Operating Results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2018	2019	2018	2019	$	%	$	%
Operating margin, excluding depreciation and amortization:
Asphalt terminalling services	$16,718	$13,792	$31,996	$27,308	$(2,926)	(18)%	$(4,688)	(15)%
Crude oil terminalling services	2,179	3,281	5,505	5,871	1,102	51%	366	7%
Crude oil pipeline services	(570)	325	(632)	2,139	895	157%	2,771	438%
Crude oil trucking services	(197)	69	(485)	11	266	135%	496	102%
Total operating margin, excluding depreciation and amortization	18,130	17,467	36,384	35,329	(663)	(4)%	(1,055)	(3)%

Depreciation and amortization	(7,413)	(6,237)	(14,779)	(12,971)	1,176	16%	1,808	12%
General and administrative expense	(4,486)	(2,962)	(8,707)	(6,655)	1,524	34%	2,052	24%
Asset impairment expense	—	(1,114)	(616)	(2,233)	(1,114)	N/A	(1,617)	(263)%
Gain on sale of assets	599	81	363	1,805	(518)	(86)%	1,442	397%
Operating income	6,830	7,235	12,645	15,275	405	6%	2,630	21%

Other income (expenses):
Other income	—	268	—	268	268	N/A	268	N/A
Gain on sale of unconsolidated affiliate	—	—	2,225	—	—	—%	(2,225)	(100)%
Interest expense	(5,024)	(4,134)	(8,593)	(8,405)	890	18%	188	2%
Provision for income taxes	(21)	(13)	(50)	(25)	8	38%	25	50%
Net income	$1,785	$3,356	$6,227	$7,113	$1,571	88%	$886	14%

For the three and six months ended June 30, 2019, overall operating margin, excluding depreciation and amortization, decreased slightly as compared to the same period in 2018. Our asphalt terminalling services segment operating margin, excluding depreciation and amortization, was impacted by both the acquisition of an asphalt facility in March 2018 and the sale of three asphalt terminals to Ergon in July 2018. The increase in our crude oil terminalling services operating margin, excluding depreciation and amortization, is primarily due to an increase in rented storage capacity. Our Mid-Continent pipeline was placed back in service in July 2018, after suspending service in April 2016 due to the discovery of a pipeline exposure on a riverbed in southern Oklahoma, and margins in our crude oil pipeline services segment reflect the recovery of throughput volumes since then. An $0.8 million sale of crude oil product accumulated over time through customer loss allowance deductions for the six months ended June 30, 2019, also contributed to the increased margin in our crude oil pipeline services segment; there were no such sales in the same periods in 2018. Crude oil trucking services operating margin, excluding depreciation and amortization, improved for the three and six months ended June 30, 2019, due to an increase in volumes transported.

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

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2018	2019	2018	2019	$	%	$	%
Service revenue:
Third-party revenue	$6,639	$6,850	$11,771	$13,831	$211	3%	$2,060	18%
Related-party revenue	5,981	3,981	12,302	8,098	(2,000)	(33)%	(4,204)	(34)%
Lease revenue:
Third-party revenue	10,016	9,819	19,473	19,582	(197)	(2)%	109	1%
Related-party revenue	7,475	4,812	15,178	9,752	(2,663)	(36)%	(5,426)	(36)%
Total revenue	30,111	25,462	58,724	51,263	(4,649)	(15)%	(7,461)	(13)%
Operating expense, excluding depreciation and amortization	13,393	11,670	26,728	23,955	1,723	13%	2,773	10%
Operating margin, excluding depreciation and amortization	$16,718	$13,792	$31,996	$27,308	$(2,926)	(18)%	$(4,688)	(15)%

The following is a discussion of items impacting asphalt terminalling services segment operating margin for the periods indicated:

•
Total revenue decreased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. The sale of the three asphalt facilities in July 2018 resulted in a decrease of revenue of $4.6 million and $9.6 million for the three and six month periods, respectively. The decrease for the six month period was offset in part by an increase in revenue of $1.4 million due to the asphalt facility acquired in March 2018 and a contract change on another asphalt facility from a related-party lease to a third-party storage contract.

•
Operating expenses decreased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. For the three month comparative periods, the sale of three facilities in July 2018 led to a decrease in operating expenses of $2.2 million, which was partially offset by net flood-related expenses of $0.1 million, and increased utility costs at some facilities. For the six month comparative periods, the sale of three facilities in July 2018 led to a decrease in operating expenses of $4.8 million, which was partially offset by an increase of $0.7 million related to the acquisition in March 2018, net flood-related expenses of $0.2 million, and increased utility costs at some facilities.

Crude oil terminalling services segment

Our crude oil terminalling services segment operations generally consist of fee-based activities associated with providing terminalling services, including storage, blending, processing and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling services segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2018	2019	2018	2019	$	%	$	%
Service revenue:
Third-party revenue	$2,910	$4,020	$7,496	$7,594	$1,110	38%	$98	1%
Intersegment revenue	170	278	170	576	108	64%	406	239%
Lease revenue:
Third-party revenue	12	—	27	—	(12)	(100)%	(27)	(100)%
Total revenue	3,092	4,298	7,693	8,170	1,206	39%	477	6%
Operating expense, excluding depreciation and amortization	913	1,017	2,188	2,299	(104)	(11)%	(111)	(5)%
Operating margin, excluding depreciation and amortization	$2,179	$3,281	$5,505	$5,871	$1,102	51%	$366	7%

Average crude oil storage contracted per month at our Cushing terminal (in thousands of barrels)	4,088	5,895	4,568	5,665	1,807	44%	1,097	24%
Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	1,126	3,757	1,485	3,457	2,631	234%	1,972	133%
Average crude oil delivered through our Cushing terminal (in thousands of barrels per day)	36	91	59	81	55	153%	22	37%

The following is a discussion of items impacting crude oil terminalling services segment operating margin for the periods indicated:

•
Total revenues for three and six months ended June 30, 2019, increased as compared to the same period in 2018 due to an increase in rented storage capacity and an increase in crude oil delivered through the terminal.

•	Operating expenses for the three and six months ended June 30, 2019, increased slightly compared to the three and six months ended June 30, 2018 due to an increase in repair expenses.

•
As of August 1, 2019, we had approximately 5.8 million barrels of crude oil storage under service contracts, including 2.6 million barrels of crude oil storage contracts with third parties that expire in 2019. The remaining terms on the service contracts with third parties range from 6 to 29 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract, and an additional 0.5 million barrels are under an intersegment contract.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2018	2019	2018	2019	$	%	$	%
Service revenue:
Third-party revenue	$1,045	$1,972	$3,105	$4,470	$927	89%	$1,365	44%
Related-party revenue	82	101	82	203	19	23%	121	148%
Lease revenue:
Third-party revenue	177	—	412	—	(177)	(100)%	(412)	(100)%
Product sales revenue:
Third-party revenue	45,612	59,636	49,120	118,560	14,024	31%	69,440	141%
Total revenue	46,916	61,709	52,719	123,233	14,793	32%	70,514	134%
Operating expense, excluding depreciation and amortization	2,542	2,749	5,327	5,471	(207)	(8)%	(144)	(3)%
Intersegment operating expense	1,156	1,704	1,599	3,331	(548)	(47)%	(1,732)	(108)%
Third-party cost of product sales	20,041	20,510	22,678	45,097	(469)	(2)%	(22,419)	(99)%
Related-party cost of product sales	23,747	36,421	23,747	67,195	(12,674)	(53)%	(43,448)	(183)%
Operating margin, excluding depreciation and amortization	$(570)	$325	$(632)	$2,139	$895	157%	$2,771	438%

Pipeline transportation services average throughput volume (in thousands of barrels per day)	20	32	21	34	12	60%	13	62%

Crude oil marketing volumes (in thousands of barrels per day)
Sales	7	11	4	12	4	57%	8	200%
Purchases	9	11	5	11	2	22%	6	120%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•
The majority of the increase in pipeline throughput volume for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, is attributed to the crude oil marketing activities conducted in our crude oil pipeline services segment. Throughput volumes related to the crude oil marketing business were approximately 11,000 barrels per day, or approximately 35% of total throughput, for the three and six months ended June 30, 2019, while throughput volumes averaged 9,000 and 5,000 barrels per day for the three and six months ended June 30, 2018, respectively. The service revenue for this activity associated with pipeline tariffs is eliminated on an intrasegment basis. Our crude oil pipeline recognized $1.6 million and $3.0 million in intrasegment service revenue in the three and six months ended June 30, 2019, respectively, that is not reflected in revenues in the table above. The intrasegment revenues for three and six months ended June 30, 2018, were $1.3 million and $1.7 million, respectively. The increases in product sales revenues, intersegment operating expense, and related-party and third-party cost of product sales is also due to the increase in our crude oil marketing business.

•
In July 2018, we restored service on the Eagle pipeline system that had been out of service since April 2016 due to a pipeline exposure on a riverbed in southern Oklahoma. This restored our transportation capacity to the full 50,000 barrels per day. Average throughput for the first half of 2019 on the Oklahoma portion of our pipeline system was 32,000 barrels per day, an increase of 71% compared to the same period in 2018.

Crude oil trucking services segment

Our crude oil trucking services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking services segment for the periods indicated:

Operating results	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
(dollars in thousands)	2018	2019	2018	2019	$	%	$	%
Service revenue
Third-party revenue	$3,509	$2,885	$9,049	$5,718	$(624)	(18)%	$(3,331)	(37)%
Intersegment revenue	986	1,426	1,429	2,755	440	45%	1,326	93%
Lease revenue:
Third-party revenue	32	—	129	—	(32)	(100)%	(129)	(100)%
Product sales revenue:
Third-party revenue	3	—	9	—	(3)	(100)%	(9)	(100)%
Total revenue	4,530	4,311	10,616	8,473	(219)	(5)%	(2,143)	(20)%
Operating expense, excluding depreciation and amortization	4,727	4,242	11,101	8,462	485	10%	2,639	24%
Operating margin, excluding depreciation and amortization	$(197)	$69	$(485)	$11	$266	135%	$496	102%

Average volume (in thousands of barrels per day)	26	27	25	27	1	4%	2	8%

The following is a discussion of items impacting crude oil trucking services segment operating margin for the periods indicated:

•
Service revenues decreased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, by $0.5 million and $2.7 million, respectively, due to the sale of the producer field services business in April 2018. This decrease was partially offset by an increase in intersegment service revenues for services provided to our crude oil pipeline services segment’s crude oil marketing business. These volumes transported on an intersegment basis increased from 8,000 barrels per day to 11,000 barrels per day.

•
Operating expense, excluding depreciation and amortization, decreased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, by $0.6 million and $2.9 million, respectively, due to the sale of our producer field services business.

Other Income and Expenses

Depreciation and amortization expense. Depreciation and amortization expense decreased by $1.2 million to $6.2 million for the three months ended June 30, 2019, compared to $7.4 million for the three months ended June 30, 2018. Depreciation and amortization expense decreased by $1.8 million to $13.0 million for the six months ended June 30, 2019, compared to $14.8 million for the six months ended June 30, 2018. These decreases are primarily the result of certain assets reaching the end of their depreciable lives.

General and administrative expense.  General and administrative expense decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to decreases in compensation and professional fees expense, as well as, the receipt of a $0.5 million settlement related to a payment made in 2018 to a fraudulent bank account due to a compromise of the vendor’s email system.

Asset impairment expense. Asset impairment expense for the six months ended June 30, 2019 included a change in estimate and accrued interest related to the push-down impairment of Cimarron Express (see Note 10 to our unaudited condensed consolidated financial statements for more information) that resulted in additional impairment expense of $1.9 million and $0.3 million related to a flood at an asphalt terminal in Wolcott, KS. Asset impairment expense for 2018 included approximately $0.4 million related to the value of obsolete trucking stations, as well as $0.2 million related to an intangible customer contract asset that was not renewed.

Gain (loss) on sale of assets. Gain on sale of assets was $1.8 million for the six months ended June 30, 2019, compared to a loss of $0.4 million for the six months ended June 30, 2018. Gains for 2019 primarily relate to the sale of certain truck stations in locations not served by our crude oil trucking services segment.

Other income. Other income for the three and six months ended June 30, 2019, relates to insurance recoveries related to flood damages at certain asphalt facilities.

Gain on sale of unconsolidated affiliate. On April 3, 2017, we sold our investment in Advantage Pipeline and received cash proceeds at closing from the sale of approximately $25.3 million, recognizing a gain on sale of unconsolidated affiliate of $4.2 million. Approximately 10% of the gross sale proceeds were held in escrow, subject to certain post-closing settlement terms and conditions. We received approximately $1.1 million of the funds held in escrow in August 2017, for which we recognized an additional gain on sale of unconsolidated affiliate during the three months ended September 30, 2017. We received approximately $2.2 million for the pro rata portion of the remaining net escrow proceeds in January 2018, for which we recognized an additional gain on sale of unconsolidated affiliate during the three months ended March 30, 2018.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps. The following table presents the significant components of interest expense:

	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
					Three Months		Six Months
	2018	2019	2018	2019	$	%	$	%
Credit agreement interest	$4,415	$3,861	$8,042	$7,871	$554	13%	$171	2%
Amortization of debt issuance costs	256	251	512	503	5	2%	9	2%
Write-off of debt issuance costs	437	—	437	—	437	100%	437	100%
Interest rate swaps interest income	(90)	—	(24)	(40)	(90)	(100)%	16	67%
Loss (gain) on interest rate swaps mark-to-market	40	—	(314)	44	40	100%	(358)	(114)%
Other	(34)	22	(60)	27	(56)	(165)%	(87)	(145)%
Total interest expense	$5,024	$4,134	$8,593	$8,405	$890	18%	$188	2%

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the six months ended June 30, 2018 and 2019:

	Six Months ended June 30,
	2018	2019
	(in millions)
Net cash provided by operating activities	$21.1	$22.9
Net cash provided by (used in) investing activities	$(38.0)	$0.1
Net cash provided by (used in) financing activities	$15.6	$(23.0)

Operating Activities.  Net cash provided by operating activities increased to $22.9 million for the six months ended June 30, 2019, as compared to $21.1 million for the six months ended June 30, 2018, due to increased net income as discussed in Results of Operations above as well as changes in working capital.

Investing Activities.  Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2019, compared to net cash used by investing activities of $38.0 million for the six months ended June 30, 2018.  The six months ended June 30, 2019, included proceeds from the sale of certain assets of $6.4 million. Of such proceeds, $2.6 million related to the December 2018 sale of linefill for which the cash consideration was not received until January 2019. The six months ended June 30, 2018, included proceeds from the sale of an unconsolidated affiliate of $2.2 million. On March 7, 2018, we acquired an asphalt terminalling facility from a third party for $22.0 million. Capital expenditures for the six months ended June 30, 2018 and 2019, included maintenance capital expenditures of $4.2 million and $5.2 million, respectively, and expansion capital expenditures of $17.9 million and $1.1 million, respectively.

Financing Activities.  Net cash used in financing activities was $23.0 million for the six months ended June 30, 2019, as compared to net cash provided by financing activities of $15.6 million for the six months ended June 30, 2018.  Cash used in financing activities for the six months ended June 30, 2019, consisted primarily of net payments on long-term debt of $4.0 million and $17.8 million in distributions to our unitholders. Net cash provided by financing activities for the six months ended June 30, 2018, consisted primarily of net borrowings on long-term debt of $42.0 million partially offset by $25.2 million in distributions to our unitholders.

Our Liquidity and Capital Resources

Cash flows from operations and from our credit agreement are our primary sources of liquidity. At June 30, 2019, we had a working capital deficit of $8.4 million. This is primarily a function of our approach to cash management. At June 30, 2019, we had approximately $137.4 million of availability under our credit agreement subject to covenant restrictions, which limited our availability to $37.4 million. As of August 1, 2019, we have aggregate unused commitments under our revolving credit facility of approximately $142.4 million and cash on hand of approximately $1.2 million.  The credit agreement is scheduled to mature on May 11, 2022.

Our credit agreement contains certain financial covenants which include a maximum permitted consolidated total leverage ratio, which may limit our availability to borrow funds thereunder.  The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of June 30, 2019, was 5.25 to 1.00, decreases to 5.00 to 1.00 as of September 30, 2019, and decreases to 4.75 to 1.00 as of March 31, 2020, and thereafter. Our consolidated total leverage ratio was 4.60 to 1.00 as of June 30, 2019.

Management evaluates whether conditions and/or events raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on forecasted EBITDA during the assessment period, management believes that it will meet the financial covenants. However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant.  These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $261.6 million in outstanding debt, as of June 30, 2019, to become immediately due and payable.  If this were to occur, we would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to our assets. Based on our current forecasts, we believe we will be able to comply with the consolidated total leverage ratio during the assessment period.  However, we cannot make any assurances that we will be able to achieve our forecasts. If we are unable to achieve our forecasts, further actions may be necessary to remain in compliance with our consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales.  We can make no assurances that we would be successful in undertaking these actions, or that we will remain in compliance with the consolidated total leverage ratio during the assessment period.

Capital Requirements. Our capital requirements consist of the following:

•
maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows, further extending the useful lives of the assets; and

•	expansion capital expenditures, which are capital expenditures made to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

The following table breaks out capital expenditures for the six months ended June 30, 2018 and 2019 (in thousands):

	Six Months ended June 30,
	2018	2019
Acquisitions	21,959	—

Expansion capital expenditures	17,908	1,081
Reimbursable expenditures	(339)	(21)
Net expansion capital expenditures	17,569	1,060

Gross Maintenance capital expenditures	4,217	5,159
Reimbursable expenditures	(382)	(30)
Net maintenance capital expenditures	3,835	5,129

We currently expect our expansion capital expenditures for organic growth projects to be approximately $3.0 million to $3.5 million for all of 2019.  We currently expect maintenance capital expenditures to be approximately $12.0 million to $13.0 million, net of reimbursable expenditures, for all of 2019.

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

As of August 1, 2019, we had $256.6 million outstanding under our credit agreement that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are sometimes used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first $100.0 million agreement became effective June 28, 2014, and matured on June 28, 2018. Under the terms of the first interest rate swap agreement, we paid a fixed rate of 1.45% and received one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015, and matured on January 28, 2019. Under the terms of the second interest rate swap agreement, we paid a fixed rate of 1.97% and received one-month LIBOR with monthly settlement. The interest rate swaps did not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

During the six months ended June 30, 2019, the weighted average interest rate under our credit agreement was 6.35%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of June 30, 2019, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased or decreased annual interest expense of approximately $2.6 million.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of June 30, 2019, were effective.

Changes in internal control over financial reporting.  There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C.
its General Partner

Date:	August 8, 2019	By:	/s/ D. Andrew Woodward
D. Andrew Woodward
Chief Financial Officer

Date:	August 8, 2019	By:	/s/ Michael McLanahan
Michael McLanahan
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Limited Partnership of the Partnership, dated November 19, 2009, but effective as of December 1, 2009 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 25, 2009 (Commission File No. 001-33503), and incorporated herein by reference).

3.2
First Amendment to the Amended and Restated Certificate of Limited Partnership of Blueknight Energy Partners L.P., dated July 18, 2019 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed on July 22, 2019, and incorporated herein by reference).

3.3
Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated September 14, 2011 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed September 14, 2011, and incorporated herein by reference).

3.4
Amended and Restated Certificate of Formation of the General Partner, dated November 20, 2009 but effective as of December 1, 2009 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 25, 2009 (Commission File No. 001-33503), and incorporated herein by reference).

3.5
First Amendment to the Amended and Restated Certificate of Formation of Blueknight Energy Partners G.P., L.L.C., dated July 18, 2019 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed on July 22, 2019, and incorporated herein by reference).

3.6
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

101#
The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2019; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2019; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the three and six months ended June 30, 2018 and 2019; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2019; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________
*    Filed herewith.
#     Furnished herewith