Form 10-Q
period 2019-09-30
Blueknight Energy Partners, L.P.
filed 2019-11-07
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

 As of November 1, 2019, there were 35,125,202 Series A Preferred Units and 40,813,488 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2018	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,455	$2,777
Accounts receivable, net	35,683	25,913
Receivables from related parties, net	1,043	1,873
Other current assets	9,345	7,774
Total current assets	47,526	38,337
Property, plant and equipment, net of accumulated depreciation of $263,554 and $278,768 at December 31, 2018, and September 30, 2019, respectively	248,261	238,818
Goodwill	6,728	6,728
Debt issuance costs, net	3,349	2,595
Operating lease assets	-	11,374
Intangible assets, net	16,834	14,775
Other noncurrent assets	606	1,348
Total assets	$323,304	$313,975
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$3,707	$4,036
Accounts payable to related parties	2,263	3,306
Accrued crude oil purchases	13,949	6,465
Accrued crude oil purchases to related parties	10,219	11,438
Accrued interest payable	465	289
Accrued property taxes payable	3,089	3,701
Unearned revenue	3,206	5,476
Unearned revenue with related parties	4,835	2,624
Accrued payroll	3,667	3,836
Current operating lease liability	-	2,479
Other current liabilities	3,465	3,352
Total current liabilities	48,865	47,002
Long-term unearned revenue with related parties	1,714	1,545
Other long-term liabilities	4,010	3,708
Noncurrent operating lease liability	-	8,968
Contingent liability with related party (Note 9)	10,019	12,061
Long-term debt	265,592	258,592
Commitments and contingencies (Note 15)
Partners’ capital:
Common unitholders (40,424,372 and 40,813,488 units issued and outstanding at December 31, 2018, and September 30, 2019, respectively)	370,972	360,144
Preferred Units (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(631,791)	(631,968)
Total partners’ deficit	(6,896)	(17,901)
Total liabilities and partners’ deficit	$323,304	$313,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2019	2018	2019
	(unaudited)
Service revenue:
Third-party revenue	$12,743	$15,716	$44,164	$47,329
Related-party revenue	5,396	3,956	17,780	12,257
Lease revenue:
Third-party revenue	11,368	11,444	31,409	31,026
Related-party revenue	5,406	5,427	20,584	15,179
Product sales revenue:
Third-party revenue	97,763	55,213	146,892	173,773
Related-party revenue	482	-	482	-
Total revenue	133,158	91,756	261,311	279,564
Costs and expenses:
Operating expense	27,174	25,168	87,297	78,326
Cost of product sales	50,815	18,972	73,493	64,069
Cost of product sales from related party	44,106	32,691	67,853	99,886
General and administrative expense	4,322	3,840	13,029	10,495
Asset impairment expense	15	83	631	2,316
Total costs and expenses	126,432	80,754	242,303	255,092
Gain (loss) on sale of assets	(63)	(40)	300	1,765
Operating income	6,663	10,962	19,308	26,237
Other income (expenses):
Other income	-	-	-	268
Gain on sale of unconsolidated affiliate	-	-	2,225	-
Interest expense	(4,090)	(3,989)	(12,683)	(12,394)
Income before income taxes	2,573	6,973	8,850	14,111
Provision for income taxes	165	14	215	39
Net income	$2,408	$6,959	$8,635	$14,072

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$39	$110	$298	$268
Preferred interest in net income	$6,279	$6,278	$18,836	$18,836
Net income (loss) available to limited partners	$(3,910)	$571	$(10,499)	$(5,032)

Basic and diluted net income (loss) per common unit	$(0.09)	$0.01	$(0.25)	$(0.12)

Weighted average common units outstanding - basic and diluted	40,380	40,811	40,331	40,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, June 30, 2018	$436,416	$253,923	$(703,704)	$(13,365)
Net income (loss)	(3,910)	6,279	39	2,408
Equity-based incentive compensation	656	-	9	665
Distributions	(3,319)	(6,279)	(156)	(9,754)
Capital contributions related to sale of terminal assets to Ergon	-	-	72,967	72,967
Proceeds from sale of 40,081 common units pursuant to the Employee Unit Purchase Plan	116	-	-	116
Balance, September 30, 2018	$429,959	$253,923	$(630,845)	$53,037

Balance, December 31, 2017	$454,358	$253,923	$(703,597)	$4,684
Net income (loss)	(10,655)	18,836	454	8,635
Equity-based incentive compensation	1,325	-	27	1,352
Distributions	(15,277)	(18,836)	(879)	(34,992)
Capital contributions	-	-	183	183
Capital contributions related to sale of terminal assets to Ergon	-	-	72,967	72,967
Proceeds from sale of 61,327 common units pursuant to the Employee Unit Purchase Plan	208	-	-	208
Balance, September 30, 2018	$429,959	$253,923	$(630,845)	$53,037

Balance, June 30, 2019	$360,861	$253,923	$(631,952)	$(17,168)
Net income (loss)	574	6,278	107	6,959
Equity-based incentive compensation	284	-	5	289
Distributions	(1,678)	(6,278)	(128)	(8,084)
Proceeds from sale of 98,631 common units pursuant to the Employee Unit Purchase Plan	103	-	-	103
Balance, September 30, 2019	$360,144	$253,923	$(631,968)	$(17,901)

Balance, December 31, 2018	$370,972	$253,923	$(631,791)	$(6,896)
Net income (loss)	(4,983)	18,836	219	14,072
Equity-based incentive compensation	637	-	15	652
Distributions	(6,658)	(18,836)	(411)	(25,905)
Proceeds from sale of 161,971 common units pursuant to the Employee Unit Purchase Plan	176	-	-	176
Balance, September 30, 2019	$360,144	$253,923	$(631,968)	$(17,901)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months ended September 30,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income	$8,635	$14,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,945	19,211
Amortization of debt issuance costs	1,200	754
Unrealized (gain) loss related to interest rate swaps	(277)	44
Intangible asset impairment charge	189	-
Fixed asset impairment charge	442	2,316
Gain on sale of assets	(300)	(1,765)
Gain on sale of unconsolidated affiliate	(2,225)	-
Equity-based incentive compensation	1,352	652
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(39,328)	7,128
Decrease (increase) in receivables from related parties	1,423	(830)
Decrease in other current assets	868	3,571
Decrease in other non-current assets	424	2,255
Decrease in accounts payable	(435)	(250)
Increase in payables to related parties	1,068	535
Increase (decrease) in accrued crude oil purchases	15,142	(7,484)
Increase in accrued crude oil purchases to related parties	16,681	1,219
Decrease in accrued interest payable	(232)	(176)
Increase in accrued property taxes	1,718	612
Increase in unearned revenue	853	1,557
Increase (decrease) in unearned revenue from related parties	2,829	(2,380)
Increase (decrease) in accrued payroll	(2,281)	169
Decrease in other accrued liabilities	(1,504)	(2,926)
Net cash provided by operating activities	28,187	38,284
Cash flows from investing activities:
Acquisitions	(21,959)	-
Capital expenditures	(29,560)	(9,428)
Proceeds from sale of assets	4,707	7,089
Proceeds from sale of terminal assets to Ergon	88,538	-
Proceeds from sale of unconsolidated affiliate	2,225	-
Net cash provided by (used in) investing activities	43,951	(2,339)
Cash flows from financing activities:
Payments on other financing activities	(1,722)	(1,894)
Debt issuance costs	(358)	-
Borrowings under credit agreement	216,000	218,000
Payments under credit agreement	(252,000)	(225,000)
Proceeds from equity issuance	208	176
Capital contributions	183	-
Distributions	(34,992)	(25,905)
Net cash used in financing activities	(72,681)	(34,623)
Net increase (decrease) in cash and cash equivalents	(543)	1,322
Cash and cash equivalents at beginning of period	2,469	1,455
Cash and cash equivalents at end of period	$1,926	$2,777

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$(908)	$1,528
Non-cash change in assets and liabilities due to settlement items related to the sale of terminal assets to Ergon	$(1,308)	$-
Increase in accrued liabilities related to insurance premium financing agreement	$2,225	$2,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2019, the condensed consolidated statements of changes in partners’ capital (deficit) for the three and nine months ended September 30, 2018 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2019, are unaudited.  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2018 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019 (the “2018 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2018 Form 10-K except for new accounting standards adopted in 2019 as discussed Note 3 and Note 13.

Certain reclassifications have been made in the consolidated balance sheet as of December 31, 2018, and the consolidated statement of cash flows for the nine months ended September 30, 2018, to conform to the 2019 financial statement presentation. These reclassifications relate to items included in “Other current assets” and “Other noncurrent assets.” Reclassifications on the consolidated statement of cash flows were limited to the “Cash flows from operating activities” section. The reclassifications have no impact on net income.

3.	REVENUE

On January 1, 2019, the Partnership adopted ASU 2016-02, which created the new accounting standard ASC Topic 842 - Leases (“ASC 842”), using the modified retrospective method. Results for reporting periods beginning on January 1, 2019, are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under ASC Topic 840 - Leases. The adoption of ASC 842 did not have a material effect on the Partnership’s revenue recognition. The primary impact is a change to the recognition of variable consideration that has both a service and lease component. Previously, the variable consideration related to the service component was estimated at the beginning of the contract year and recognized on a straight-line basis over the year. Under ASC 842, the variable consideration related to the service component is treated as a change in estimate in the period when the facts and circumstances on which the variable payment is based occur.

There are two types of contracts in the asphalt terminalling segment: (i) operating lease contracts, under which customers operate the facilities, and (ii) storage, throughput and handling contracts, under which the Partnership operates the facilities. The operating lease contracts are accounted for in accordance with ASC 842. The storage, throughput and handling contracts contain both lease revenue and non-lease service revenue. In accordance with ASC 842 and 606, fixed consideration is allocated to the lease and service components based on their relative stand-alone selling price. The stand-alone selling price of the lease component is calculated using the average internal rate of return under the operating lease agreements. The stand-alone selling price of the service component is calculated by applying an appropriate margin to the expected costs to operate the facility. The service component contains a single performance obligation that consists of a stand-ready obligation to perform activities as directed by the customer, and revenue is recognized on a straight-line basis over time as the customer receives and consumes benefits. The lease component is recognized on a straight-line basis over the term of the initial lease. Fixed consideration, consisting of the monthly storage and handling fees, is billed a month prior to the performance of services and is due by the first day of the month of service. Payments received in advance of the month of service are recorded as unearned revenue until the service is performed, and the service component is treated as a contract liability.

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

The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers(1)	Revenue from Leases
Remainder of 2019	$7,756	$14,012
2020	30,602	53,487
2021	27,253	49,244
2022	19,937	38,545
2023	14,533	29,609
Thereafter	9,142	22,342
Total revenue related to future performance obligations	$109,223	$207,239

____________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of September 30, 2019.

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

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers for each operating segment by revenue type is presented as follows (in thousands):

	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
	Three Months ended September 30, 2018
Third-party revenue:
Fixed storage, throughput and other revenue	$4,865	$1,830	$-	$-	$6,695
Variable throughput revenue	112	93	-	-	205
Variable reimbursement revenue	1,943	-	-	-	1,943
Crude oil transportation revenue	-	-	1,166	2,734	3,900
Crude oil product sales revenue	-	-	97,763	-	97,763
Related-party revenue:
Fixed storage, throughput and other revenue	3,011	-	83	-	3,094
Variable throughput revenue	762	-	-	-	762
Variable reimbursement revenue	1,439	-	101	-	1,540
Total revenue from contracts with customers	$12,132	$1,923	$99,113	$2,734	$115,902

	Nine Months ended September 30, 2018
Third-party revenue:
Fixed storage, throughput and other revenue	$13,038	$8,679	$-	$-	$21,717
Variable throughput revenue	471	739	-	-	1,210
Variable reimbursement revenue	5,184	-	-	-	5,184
Crude oil transportation revenue	-	-	4,270	11,783	16,053
Crude oil product sales revenue	-	-	146,882	10	146,892
Related-party revenue:
Fixed storage, throughput and other revenue	12,272	-	132	-	12,404
Variable throughput revenue	762		-	-	762
Variable reimbursement revenue	4,478	-	136	-	4,614
Total revenue from contracts with customers	$36,205	$9,418	$151,420	$11,793	$208,836

	Three Months ended September 30, 2019
Third-party revenue:
Fixed storage, throughput and other revenue	$5,138	$3,509	$-	$-	$8,647
Variable throughput revenue	518	716	-	-	1,234
Variable reimbursement revenue	1,729	-	-	-	1,729
Crude oil transportation revenue	-	-	1,284	2,822	4,106
Crude oil product sales revenue	-	-	55,213	-	55,213
Related-party revenue:
Fixed storage, throughput and other revenue	2,794	-	63	-	2,857
Variable reimbursement revenue	1,098	-	1	-	1,099
Total revenue from contracts with customers	$11,277	$4,225	$56,561	$2,822	$74,885

	Nine Months ended September 30, 2019
Third-party revenue:
Fixed storage, throughput and other revenue	$15,174	$9,956	$-	$-	$25,130
Variable throughput revenue	554	1,863	-	-	2,417
Variable reimbursement revenue	5,489	-	-	-	5,489
Crude oil transportation revenue	-	-	5,753	8,540	14,293
Crude oil product sales revenue	-	-	173,773	-	173,773
Related-party revenue:
Fixed storage, throughput and other revenue	8,500	-	229	-	8,729
Variable reimbursement revenue	3,491	-	37	-	3,528
Total revenue from contracts with customers	$33,208	$11,819	$179,792	$8,540	$233,359

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

Billed accounts receivable from contracts with customers were $34.6 million and $24.6 million at December 31, 2018, and September 30, 2019, respectively.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $5.9 million and $5.7 million at December 31, 2018, and September 30, 2019, respectively. The change in the unearned revenue balance for the nine months ended September 30, 2019, is driven by $3.2 million in cash payments received in advance of satisfying performance obligations, partially offset by $3.4 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

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

The Partnership’s investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership had significant influence but not control, was accounted for by the equity method. The Partnership did not consolidate any part of the assets or liabilities of Advantage Pipeline. On April 3, 2017, Advantage Pipeline was acquired by a joint venture formed by affiliates of Plains All American Pipeline, L.P. and Noble Midstream Partners LP. The Partnership received cash proceeds at closing from the sale of its approximate 30% equity ownership interest in Advantage Pipeline of approximately $25.3 million and recorded a gain on the sale of the investment of $4.2 million. Approximately 10% of the gross sale proceeds were held in escrow, subject to certain post-closing settlement terms and conditions. The Partnership received approximately $1.1 million of the funds held in escrow in August 2017, and approximately $2.2 million for its pro rata portion of the remaining net escrow proceeds in January 2018. The Partnership’s proceeds were used to prepay revolving debt (without a commitment reduction). As of September 30, 2019, the Partnership had no equity investments.

5.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful	December 31,	September 30,
	Lives (Years)	2018	2019
		(dollars in thousands)
Land	N/A	$24,705	$24,705
Land improvements	10-20	5,758	5,804
Pipelines and facilities	5-30	116,155	118,449
Storage and terminal facilities	10-35	321,096	326,738
Transportation equipment	3-10	2,798	3,140
Office property and equipment and other	3-20	26,980	27,415
Pipeline linefill and tank bottoms	N/A	10,297	8,258
Construction-in-progress	N/A	4,026	3,077
Property, plant and equipment, gross		511,815	517,586
Accumulated depreciation		(263,554)	(278,768)
Property, plant and equipment, net		$248,261	$238,818

Property, plant and equipment under operating leases at September 30, 2019, in which the Partnership is the lessor, had a cost basis of $285.3 million and accumulated depreciation of $178.6 million.

Depreciation expense for the three months ended September 30, 2018 and 2019, was $6.5 million and $5.5 million, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2019, was $20.2 million and $16.9 million, respectively.

During the nine months ended September 30, 2019, the Partnership recognized asset impairment expense of $2.3 million. A change in estimate of the push-down impairment related to Cimarron Express Pipeline, LLC (“Cimarron Express”) resulted in additional impairment expense of $2.0 million. This impairment is recorded at the corporate level and the estimate is based on the expected amount due to Ergon, Inc. (“Ergon”) if the Put (as defined in Note 9) is exercised (see Note 9 for more information). In addition, flooding at several asphalt plants in the Midwest led to an impairment of $0.3 million.

During the nine months ended September 30, 2019, the Partnership sold various surplus assets, including the sale of three truck stations for $1.6 million, which resulted in a gain of $1.5 million, and the sale of pipeline linefill for $1.6 million, which resulted in a gain of $0.3 million. In addition, proceeds received during the nine months ended September 30, 2019, included $2.6 million related to a sale of pipeline linefill in December 2018 for which the proceeds were received in January 2019.

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

As of November 1, 2019, approximately $250.6 million of revolver borrowings and $1.0 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $148.4 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

Prior to the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio will be 5.00 to 1.00 for the fiscal quarters ending September 30, 2019, and December 31, 2019; and 4.75 to 1.00 for the fiscal quarter ending March 31, 2020, and each fiscal quarter thereafter; provided that the maximum permitted consolidated total leverage ratio may be increased to 5.25 to 1.00 for certain quarters after December 31, 2019, based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more).

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

At September 30, 2019, the Partnership’s consolidated total leverage ratio was 4.24 to 1.00 and the consolidated interest coverage ratio was 3.96 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of September 30, 2019.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted credit agreement EBITDA during the assessment period, management believes that it will remain in compliance with these financial covenants (as described below). However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant. These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $258.6 million in outstanding debt, as of September 30, 2019, to become immediately due and payable. If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets.

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

Upon the execution of the first amendment to its credit agreement in June 2018, the Partnership expensed $0.4 million of debt issuance costs due to the reduction in available borrowing capacity. The Partnership capitalized less than $0.1 million and $0.4 million of debt issuance costs during each of the three and nine months ended September 30, 2018, respectively. Debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for both the three months ended September 30, 2019 and 2018, was $0.3 million. Interest expense related to debt issuance cost amortization for both the nine months ended September 30, 2018 and 2019, was $0.8 million.

During the three months ended September 30, 2018 and 2019, the weighted average interest rate under the Partnership’s credit agreement was 5.65% and 5.90%, respectively, resulting in interest expense of approximately $4.1 million and $4.0 million, respectively. During the nine months ended September 30, 2018 and 2019, the weighted average interest rate under the Partnership’s credit agreement, excluding the $0.4 million of debt issuance costs in 2018 that were expensed as described above, was 5.33% and 6.20%, respectively, resulting in interest expense of approximately $12.6 million and $12.3 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit agreement. Interest rate swap agreements are sometimes used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. As of September 30, 2019, the Partnership had no interest rate swap agreements; interest rate swap agreements with notional amounts totaling $100.0 million matured on January 28, 2019. During the three months ended September 30, 2018, the Partnership recorded swap interest income of less than $0.1 million. During the nine months ended September 30, 2018 and 2019, the Partnership recorded swap interest income of less than $0.1 million for both periods. The interest rate swaps did not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging.

The following provides information regarding the Partnership’s assets and liabilities related to its interest rate swap agreements as of the periods indicated (in thousands):

		Fair Value of Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2018
Interest rate swap assets - current	Other current assets	$44

Changes in the fair value of the interest rate swaps are reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Net Income on Derivatives	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Three Months ended September 30,	Nine Months ended September 30,
		2018	2018	2019
Interest rate swaps	Interest expense	$(37)	$277	$(44)

7.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2019	2018	2019
Net income	$2,408	$6,959	$8,635	$14,072
General partner interest in net income	39	110	298	268
Preferred interest in net income	6,279	6,278	18,836	18,836
Net income (loss) available to limited partners	$(3,910)	$571	$(10,499)	$(5,032)

Basic and diluted weighted average number of units:
Common units	40,380	40,811	40,331	40,735
Restricted and phantom units	1,090	1,130	1,019	1,004
Total units	41,470	41,941	41,350	41,739

Basic and diluted net income (loss) per common unit	$(0.09)	$0.01	$(0.25)	$(0.12)

8.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

On October 17, 2019, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended September 30, 2019.  The Partnership will pay this distribution on November 14, 2019, to unitholders of record as of November 4, 2019. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended September 30, 2019. The Partnership will pay this distribution on November 14, 2019, to unitholders of record on November 4, 2019. The total distribution will be approximately $1.7 million, with approximately $1.6 million and less than $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and less than $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

9.	RELATED-PARTY TRANSACTIONS

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. For the three months ended September 30, 2018 and 2019, the Partnership recognized related-party revenues of $11.1 million and $9.3 million, respectively, for services provided to Ergon. For the nine months ended September 30, 2018 and 2019, the Partnership recognized related-party revenues of $38.6 million and $27.2 million, respectively, for services provided to Ergon. As of December 31, 2018, and September 30, 2019, the Partnership had receivables from Ergon of $1.0 million and $1.8 million, respectively. As of December 31, 2018, and September 30, 2019, the Partnership had unearned revenues from Ergon of $6.5 million and $4.2 million, respectively.

Effective April 1, 2018, the Partnership entered into an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the three months ended September 30, 2018 and 2019, the Partnership made purchases of crude oil under this agreement totaling $44.4 million and $32.8 million, respectively. For the nine months ended September 30, 2018 and 2019, the Partnership made purchases of crude oil under this agreement totaling $74.9 million and $98.6 million, respectively. As of September 30, 2019, the Partnership had payables to Ergon related to this agreement of $11.4 million related to the September crude oil settlement cycle, and this balance was paid in full on October 21, 2019.

The Partnership and Ergon have an agreement (the “Agreement”) that gives each party rights concerning the purchase or sale of Ergon’s interest in Cimarron Express, subject to certain terms and conditions. Cimarron Express was planned to be a new 16-inch diameter, 65-mile crude oil pipeline running from northeastern Kingfisher County, Oklahoma to the Partnership’s Cushing, Oklahoma crude oil terminal, with an originally anticipated in-service date in the second half of 2019. Ergon formed a Delaware limited liability company, Ergon - Oklahoma Pipeline, LLC (“DEVCO”), which holds Ergon’s 50% membership interest in Cimarron Express. Under the Agreement, the Partnership has the right, at any time, to purchase 100% of the authorized and outstanding member interests in DEVCO from Ergon for the Purchase Price (as defined in the Agreement), which shall be computed by taking Ergon’s total investment in Cimarron Express plus interest, by giving written notice to Ergon (the “Call”). Ergon has the right to require the Partnership to purchase 100% of the authorized and outstanding member interests of DEVCO for the Purchase Price (the “Put”) at any time beginning the earlier of (i) 18 months from the formation, May 9, 2018, of the joint venture company to build the pipeline, (ii) six months after completion of the pipeline, or (iii) the event of dissolution of Cimarron Express. Upon exercise of the Call or the Put, the Partnership and Ergon will execute the Member Interest Purchase Agreement, which is attached to the Agreement as Exhibit B. Upon receipt of the Purchase Price, Ergon shall be obligated to convey 100% of the authorized and outstanding member interests in DEVCO to the Partnership or its designee. As of September 30, 2019, neither Ergon nor the Partnership has exercised their options under the Agreement.

In December 2018, the Partnership and Ergon were informed that Kingfisher Midstream, LLC (“Kingfisher Midstream”) made the decision to suspend future investments in Cimarron Express as Kingfisher Midstream determined that the anticipated volumes from the currently dedicated acreage and the resultant project economics did not support additional investment from Kingfisher Midstream. As of December 31, 2018, Cimarron Express had spent approximately $30.6 million on the pipeline project, primarily related to the purchase of steel pipe and equipment, rights of way and engineering and design services. Cimarron Express recorded a $20.9 million impairment charge in the fourth quarter of 2018 to reduce the carrying amount of its assets to their estimated fair value. Ergon recorded a $10.0 million other-than-temporary impairment on its investment in Cimarron Express as of December 31, 2018, to reduce its investment to its estimated fair value. As a result, the Partnership considered the SEC staff’s opinions outlined in SAB 107 Topic 5.T Accounting for Expenses or Liabilities Paid by Principal Stockholders. The Agreement was designed to have the Partnership, ultimately and from the onset, bear any risk of loss on the construction of the pipeline project and eventually own a 50% interest in the pipeline. As a result, the Partnership recorded on a push-down basis a $10.0 million impairment of Ergon’s investment in Cimarron Express in its consolidated results of operations during the year ended December 31, 2018, and a contingent liability payable to Ergon as of December 31, 2018. In April 2019, certain assets from the project were sold to a third party for approximately $1.4 million over the fair market value that was estimated at December 31, 2018, and the Partnership recorded its share, on a push-down basis, based on Ergon’s 50% interest in the assets. Ergon’s interest in DEVCO includes its capital contributions, its share of the cash received for the assets sale discussed above and internal Ergon labor costs, which brings its investment in DEVCO to approximately $10.4 million through September 30, 2019. During the nine months ended September 30, 2019, a change in estimate and accrued interest resulted in the Partnership recording additional impairment expense of $2.0 million. The Partnership’s contingent liability as of September 30, 2019, consists of Ergon’s $10.4 million investment plus accrued interest of $1.7 million, of which $0.4 million relates to the three months ended September 30, 2019.

On September 5, 2019, the management committee of Cimarron Express met and voted to terminate the project pipeline, wind up the business of Cimarron Express, distribute to its members the cash and assets of Cimarron Express, and thereafter dissolve the company.  Ergon and Kingfisher Midstream are in the process of negotiating final agreements to windup the business, distribute the assets, and dissolve Cimarron Express.

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

Restricted common units are granted to the independent directors on each anniversary of joining the Board. The units vest in one-third increments over three years. The following table includes information on outstanding grants made to the directors under the LTIP:

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

The unrecognized estimated compensation cost of outstanding phantom and restricted units at September 30, 2019, was $1.1 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended September 30, 2018 and 2019, was $0.7 million and $0.3 million, respectively. The Partnership’s equity-based incentive compensation expense for the nine months ended September 30, 2018 and 2019, was $1.8 million and $0.8 million, respectively.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	998,219	$5.88
Granted	571,165	1.14
Vested	366,282	4.80
Forfeited	104,758	4.10
Nonvested at September 30, 2019	1,098,344	$3.45

11.	EMPLOYEE BENEFIT PLANS

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.3 million for both the three months ended September 30, 2018 and 2019, for discretionary contributions under the 401(k) Plan. The Partnership recognized expense of $0.9 million and $0.8 million for the nine months ended September 30, 2018 and 2019, respectively, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to and approved by the Board. The Partnership recognized expense of less than $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2019, respectively, for discretionary profit sharing contributions under the 401(k) Plan. The Partnership recognized expense of $0.1 million and $0.5 million for the nine months ended September 30, 2018 and 2019, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized compensation expense of less than $0.1 million for the each of the three and nine months ended September 30, 2018 and 2019, in connection with the Unit Purchase Plan.

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

This hierarchy requires the use of observable market data, when available, to minimize the use of unobservable inputs when determining fair value.  In periods in which they occur, the Partnership recognizes transfers into and out of Level 3 as of the end of the reporting period. There were no transfers during the nine months ended September 30, 2019. Transfers out of Level 3 represent existing assets and liabilities that were classified previously as Level 3 for which the observable inputs became a more significant portion of the fair value estimates. Determining the appropriate classification of the Partnership’s fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

Fair Value Measurements as of December 31, 2018
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap assets	$44	$-	$44	$-
Total swap assets	$44	$-	$44	$-

As of September 30, 2019, the Partnership had no interest rate swap agreements.

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

At September 30, 2019, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at September 30, 2019, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk-free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

13.	LEASES

The Partnership adopted ASC 842 as of January 1, 2019, using the modified retrospective approach applied at the beginning of the period of adoption. The Partnership elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed it to carry forward the historical lease classification.

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

		As of
	Classification	September 30, 2019
		(thousands)
Assets
Operating lease assets	Operating lease assets	$11,374
Finance lease assets	Other noncurrent assets	839
Total leased assets		$12,213
Liabilities
Current
Operating lease liabilities	Current operating lease liability	$2,479
Finance lease liabilities	Other current liabilities	336
Noncurrent
Operating lease liabilities	Noncurrent operating lease liability	8,968
Finance lease liabilities	Other long-term liabilities	503
Total lease liabilities		$12,286

Future commitments, including options to extend lease terms that are reasonably certain of being exercised, related to leases at September 30, 2019, are summarized below (in thousands):

	Operating Leases	Financing Leases
Twelve months ending September 30, 2020	$2,696	$369
Twelve months ending September 30, 2021	2,349	296
Twelve months ending September 30, 2022	1,569	183
Twelve months ending September 30, 2023	1,470	48
Twelve months ending September 30, 2024	969	2
Thereafter	6,199	-
Total	15,252	898
Less: Interest	3,805	60
Present value of lease liabilities	$11,447	$838

Future non-cancellable commitments related to operating leases at December 31, 2018, are summarized below (in thousands):

Operating Leases
Year ending December 31, 2019	$2,862
Year ending December 31, 2020	1,904
Year ending December 31, 2021	1,242
Year ending December 31, 2022	640
Year ending December 31, 2023	548
Thereafter	1,259
Total future minimum lease payments	$8,455

The following table summarizes the Partnership’s total lease cost by type as well as cash flow information (in thousands):

		Three Months ended September 30,	Nine Months ended September 30,
	Classification	2019	2019
Total Lease Cost by Type:
Operating lease cost(1)	Operating Expense	$1,085	$3,281
Finance lease cost
Amortization of leased assets	Operating Expense	85	236
Interest on lease liabilities	Interest Expense	10	27
Net lease cost		$1,180	$3,544
Supplemental cash flow disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$2,195
Operating cash flows from finance leases			$77
Financing cash flows from finance leases			$201
Leased assets obtained in exchange for new operating lease liabilities			$1,714
Leased assets obtained in exchange for new finance lease liabilities			$520

(1)	Includes short-term and variable lease costs, which are immaterial.

As of
Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	9.7
Finance leases	2.8
Weighted-average discount rate
Operating leases	5.78%
Finance leases	4.83%

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

14.	OPERATING SEGMENTS

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2019	2018	2019
Asphalt Terminalling Services
Service revenue:
Third-party revenue	$6,921	$7,385	$18,693	$21,217
Related-party revenue	5,211	3,892	17,512	11,991
Lease revenue:
Third-party revenue	11,288	11,444	30,762	31,026
Related-party revenue	5,406	5,427	20,584	15,179
Product sales revenue:
Related-party revenue	482	-	482	-
Total revenue for reportable segment	29,308	28,148	88,033	79,413
Operating expense, excluding depreciation and amortization	11,683	11,025	38,412	34,980
Operating margin, excluding depreciation and amortization	$17,625	$17,123	$49,621	$44,433
Total assets (end of period)	$143,454	$145,761	$143,454	$145,761

Crude Oil Terminalling Services
Service revenue:
Third-party revenue	$1,923	$4,225	$9,418	$11,819
Intersegment revenue	222	278	392	853
Lease revenue:
Third-party revenue	9	-	35	-
Total revenue for reportable segment	2,154	4,503	9,845	12,672
Operating expense, excluding depreciation and amortization	928	1,212	3,115	3,511
Operating margin, excluding depreciation and amortization	$1,226	$3,291	$6,730	$9,161
Total assets (end of period)	$67,213	$66,045	$67,213	$66,045

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2019	2018	2019
Crude Oil Pipeline Services
Service revenue:
Third-party revenue	$1,165	$1,284	$4,270	$5,753
Related-party revenue	185	64	268	266
Lease revenue:
Third-party revenue	40	-	452	-
Product sales revenue:
Third-party revenue	97,763	55,213	146,882	173,773
Total revenue for reportable segment	99,153	56,561	151,872	179,792
Operating expense, excluding depreciation and amortization	3,094	2,638	8,420	8,109
Intersegment operating expense	1,644	1,642	3,243	4,971
Third-party cost of product sales	50,815	18,972	73,493	64,069
Related-party cost of product sales	44,106	32,691	67,853	99,886
Operating margin, excluding depreciation and amortization	$(506)	$618	$(1,137)	$2,757
Total assets (end of period)	$171,841	$96,221	$171,841	$96,221

Crude Oil Trucking Services
Service revenue
Third-party revenue	$2,734	$2,822	$11,783	8,540
Intersegment revenue	1,422	1,364	2,851	4,118
Lease revenue:
Third-party revenue	31	-	160	-
Product sales revenue:
Third-party revenue	-	-	10	-
Total revenue for reportable segment	4,187	4,186	14,804	12,658
Operating expense, excluding depreciation and amortization	4,303	4,053	15,405	12,515
Operating margin, excluding depreciation and amortization	$(116)	$133	$(601)	$143
Total assets (end of period)	$3,731	$5,948	$3,731	$5,948

Total operating margin, excluding depreciation and amortization(1)	$18,229	$21,165	$54,613	$56,494

Total Segment Revenues	$134,802	$93,398	$264,554	$284,535
Elimination of Intersegment Revenues	(1,644)	(1,642)	(3,243)	(4,971)
Consolidated Revenues	$133,158	$91,756	$261,311	$279,564

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2019	2018	2019
Operating margin, excluding depreciation and amortization	$18,229	$21,165	$54,613	$56,494
Depreciation and amortization	(7,166)	(6,240)	(21,945)	(19,211)
General and administrative expense	(4,322)	(3,840)	(13,029)	(10,495)
Asset impairment expense	(15)	(83)	(631)	(2,316)
Gain (loss) on sale of assets	(63)	(40)	300	1,765
Other income	-	-	-	268
Gain on sale of unconsolidated affiliate	-	-	2,225	-
Interest expense	(4,090)	(3,989)	(12,683)	(12,394)
Income before income taxes	$2,573	$6,973	$8,850	$14,111

15.	COMMITMENTS AND CONTINGENCIES

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

In relation to the Partnership’s taxable subsidiary, the tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at September 30, 2019, are presented below (dollars in thousands):

Deferred Tax Asset
Difference in bases of property, plant and equipment	$236
Net operating loss carryforwards	24
Deferred tax asset	260
Less: valuation allowance	260
Net deferred tax asset	$-

The Partnership has considered the taxable income projections in future years, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures and the Partnership’s earnings history exclusive of the loss that created the future deductible amount for the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a valuation allowance against its deferred tax asset as of September 30, 2019.

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

Except as discussed below and in the 2018 Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2019, that are of significance or potential significance to the Partnership.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This is a comprehensive update to the lease accounting topic in the Codification intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 include a revised definition of a lease as well as certain scope exceptions. The changes primarily impact lessee accounting, while lessor accounting is largely unchanged from previous GAAP. The Partnership adopted this standard as of January 1, 2019, using the modified retrospective approach. See Note 3 and Note 13 for disclosures related to the adoption of this standard and the impact on the Partnership’s financial position, results of operations and cash flows.

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

Potential Impact of Crude Oil Market Price Changes and Other Matters on Future Revenues

The crude oil market price and the corresponding forward market pricing curve may fluctuate significantly from period to period. In addition, volatility in the overall energy industry and specifically in publicly traded midstream energy partnerships may impact our partnership in the near term. Factors include the overall market price for crude oil and whether or not the forward price curve is in contango (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time) or backwardated (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible), changes in crude oil production volume and the demand for storage and transportation capacity in the areas in which we serve, geopolitical concerns and overall changes in our cost of capital. As of November 1, 2019, the forward price curve is in a shallow contango. Potential impacts of these factors are discussed below.

Asphalt Terminalling Services - Historically, there have only been limited times in which asphalt prices and volumes have had a direct correlation with the price of crude oil. As a result, we do not expect that changes in the price of crude oil will necessarily have a significant impact on our asphalt terminalling services operating segment. Generally, asphalt volumes correlate more closely with the strength of state and local economies, the level of allocations of tax funding to transportation spending and an increase in infrastructure spending needs.

In 2019, the level of customer throughput volumes through our terminals have varied across the country, primarily impacted by weather patterns, refinery disruptions and the customers’ own supply chain needs. The Midwest has been impacted by higher levels of rain earlier in the year that slowed customer throughput; however, activity has increased later in the season to help make up for this.  In addition, during the first half of 2019, several of our asphalt facilities in the Midwest were damaged by flooding. While the facilities were able to successfully execute flood plans to minimize damages, costs related to the floods are expected to include approximately $0.7 million of expenses for cleanup and the removal and reinstallation of equipment and $1.9 million of capital expenditures to restore land improvements and equipment. As of September 30, 2019, $1.3 million of these amounts have been spent. Impairment expense related to the assets was $0.3 million. As of September 30, 2019, we have recognized $0.7 million of insurance recoveries. While we are pursuing additional insurance claims for these events, there can be no assurance of the amount or timing of any proceeds we may receive under such claims.

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

Crude Oil Pipeline Services - Crude oil pipeline transportation, while potentially influenced by the shape of the crude oil market curve, is typically impacted more by overall drilling activity. From April 2016 to July 2018, a portion of our Oklahoma system was out of service, which reduced transportation capacity by approximately 20,000 Bpd. In July 2018, we were able to restore service to that portion of pipeline. The ability to fully utilize the capacity of the system may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve.

Over the past year, we increased the volumes of crude oil transported for our internal crude oil marketing operations with the objective of increasing the overall utilization of our Oklahoma crude oil pipeline system.  Typically, the volume of crude oil we purchase in a given month will be sold in the same month. However, we have market price exposure for inventory that is carried over month-to-month as well as pipeline linefill we maintain. Since our pipeline tariffs require shippers to carry their share of linefill, our crude oil marketing operations, as a shipper, also carries linefill. We may also be exposed to price risk with respect to the differing qualities of crude oil we transport and our ability to effectively blend them to market specifications.

On May 10, 2018, we, together with affiliates of Ergon and Kingfisher Midstream, LLC, a subsidiary of Alta Mesa Resources, Inc., announced the execution of definitive agreements to form Cimarron Express Pipeline, LLC (“Cimarron Express”). See Note 9 to our unaudited condensed consolidated financial statements for discussion on the suspension of this project.

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

Our Revenues

Our revenues consist of (i) terminalling revenues, (ii) gathering and transportation revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. For the nine months ended September 30, 2019, the Partnership recognized revenues of $27.2 million and $0.3 million for services provided to Ergon and Cimarron Express, respectively, with the remainder of our services being provided to third parties.

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

We have leases and terminalling agreements with customers for all of our 53 asphalt facilities, including 23 facilities under contract with Ergon.  These agreements have, on average, approximately 3.8 years remaining under their terms. While agreements with one customer for four of the facilities expire by the end of 2019, we have commercially agreed to all terms on a new contract with the same customer and expect to finalize it in the near term. The remaining agreements expire at varying times thereafter, including agreements for 23 facilities with Ergon that expire in 2023. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. We operate the asphalt facilities pursuant to the terminalling agreements, while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

As of November 1, 2019, we had approximately 5.2 million barrels of crude oil storage under service contracts, including 2.5 million barrels of crude oil storage contracts that expire in 2019. The decrease in contracted storage barrels from prior quarter is due to the expiration of an intracompany contract for 0.5 million barrels, which has no net impact on our consolidated financial results. The remaining terms on the service contracts that extend beyond 2019 range from 3 to 26 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract. We are in negotiations to either extend contracts or enter into new customer contracts for the agreements expiring in 2019; however, there is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as expiring contracts. If we are unable to renew even some of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

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

The following is a summary of our average gathering and transportation volumes for the periods indicated (in thousands of barrels per day):

	Three Months ended September 30,		Nine Months ended September 30,		Favorable/(Unfavorable)
	2018	2019	2018	2019	Three Months		Nine Months
Average pipeline throughput volume	23	23	22	31	-	0%	9	41%
Average trucking transportation volume	29	25	26	26	(4)	(14)%	-	0%

In July 2018, we restored service on an out-of-service portion of our Oklahoma system, increasing the transportation capacity of our pipeline systems by approximately 20,000 Bpd. See Crude oil pipeline services segment within our results of operations discussion for additional detail. Vitol accounted for 27% and 28% of volumes transported on our pipelines in the three months ended September 30, 2018 and 2019, respectively. Vitol accounted for 37% and 38% of volumes transported on our pipelines in the nine months ended September 30, 2018 and 2019, respectively.

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

Our Expenses

Operating expenses decreased by 10% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. In addition to decreases related to the sale of the three asphalt plants in July 2018, depreciation expense decreased due to certain assets reaching the end of their depreciable lives and vehicle expenses decreased due to a reduction in the size of our fleet. General and administrative expenses decreased 19% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease is primarily due to decreased compensation and professional fees expense, as well as the receipt of a $0.5 million settlement related to a payment made in 2018 to a fraudulent bank account due to a compromise of the vendor’s email system as disclosed in the 2018 Form 10-K, which were offset by expenses related to the Ergon buyout offer of $0.4 million. Our interest expense decreased by 2% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the decrease in interest expense in 2019.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of September 30, 2019.

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

On October 17, 2019, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended September 30, 2019. We will pay this distribution on November 14, 2019, to unitholders of record as of November 4, 2019. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to our preferred unitholders and General Partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended September 30, 2019. We will pay this distribution November 14, 2019, to unitholders of record on November 4, 2019. The total distribution will be approximately $1.7 million, with approximately $1.6 million and less than $0.1 million paid to our common unitholders and General Partner, respectively, and less than $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

Ergon Buyout Offer

On August 5, 2019, Ergon filed an amendment to its Schedule 13D with the SEC disclosing that Ergon made a non-binding proposal to the Board, pursuant to which Ergon would acquire all the outstanding Common Units and Series A Preferred Units of the Partnership not already owned by Ergon and its affiliates. The proposal was referred to the Conflicts Committee of the Board for consideration. The proposal was withdrawn by Ergon on September 11, 2019.

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

The table below summarizes our financial results for the three and nine months ended September 30, 2018 and 2019, reconciled to the most directly comparable GAAP measure:

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
Operating results	September 30,		September 30,		Three Months		Nine Months
(dollars in thousands)	2018	2019	2018	2019	$	%	$	%
Operating margin, excluding depreciation and amortization:
Asphalt terminalling services	$17,625	$17,123	$49,621	$44,433	$(502)	(3)%	$(5,188)	(10)%
Crude oil terminalling services	1,226	3,291	6,730	9,161	2,065	168%	2,431	36%
Crude oil pipeline services	(506)	618	(1,137)	2,757	1,124	222%	3,894	342%
Crude oil trucking services	(116)	133	(601)	143	249	215%	744	124%
Total operating margin, excluding depreciation and amortization	18,229	21,165	54,613	56,494	2,936	16%	1,881	3%

Depreciation and amortization	(7,166)	(6,240)	(21,945)	(19,211)	926	13%	2,734	12%
General and administrative expense	(4,322)	(3,840)	(13,029)	(10,495)	482	11%	2,534	19%
Asset impairment expense	(15)	(83)	(631)	(2,316)	(68)	(453)%	(1,685)	(267)%
Gain (loss) on sale of assets	(63)	(40)	300	1,765	23	37%	1,465	488%
Operating income	6,663	10,962	19,308	26,237	4,299	65%	6,929	36%

Other income (expenses):
Other income	-	-	-	268	-	0%	268	N/A
Gain on sale of unconsolidated affiliate	-	-	2,225	-	-	0%	(2,225)	(100)%
Interest expense	(4,090)	(3,989)	(12,683)	(12,394)	101	2%	289	2%
Provision for income taxes	(165)	(14)	(215)	(39)	151	92%	176	82%
Net income	$2,408	$6,959	$8,635	$14,072	$4,551	189%	$5,437	63%

For the three and nine months ended September 30, 2019, overall operating margin, excluding depreciation and amortization, increased compared to the same period in 2018. Our asphalt terminalling services segment operating margin, excluding depreciation and amortization, was impacted by both the acquisition of an asphalt facility in March 2018 and the sale of three asphalt terminals to Ergon in July 2018. The increase in our crude oil terminalling services operating margin, excluding depreciation and amortization, is primarily due to an increase in rented storage capacity. Margins in our crude oil pipeline services segment reflect the recovery of throughput volumes since the restoration of a portion of our Oklahoma system in July 2018, on which we had suspended service in April 2016 due to the discovery of a pipeline exposure on a riverbed in southern Oklahoma. In addition, an $0.8 million sale of crude oil product accumulated over time through customer loss allowance deductions for the nine months ended September 30, 2019, also contributed to the increased margin in our crude oil pipeline services segment; there were no such sales in the same period in 2018. Crude oil trucking services operating margin, excluding depreciation and amortization, improved for the three and nine months ended September 30, 2019, due to improved rates beginning in the fourth quarter of 2018 and longer length of hauls transported.

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

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
Operating results	September 30,		September 30,		Three Months		Nine Months
(dollars in thousands)	2018	2019	2018	2019	$	%	$	%
Service revenue:
Third-party revenue	$6,921	$7,385	$18,693	$21,217	$464	7%	$2,524	14%
Related-party revenue	5,211	3,892	17,512	11,991	(1,319)	(25)%	(5,521)	(32)%
Lease revenue:
Third-party revenue	11,288	11,444	30,762	31,026	156	1%	264	1%
Related-party revenue	5,406	5,427	20,584	15,179	21	0%	(5,405)	(26)%
Product sales revenue:
Related-party revenue	482	-	482	-	(482)	(100)%	(482)	(100)%
Total revenue	29,308	28,148	88,033	79,413	(1,160)	(4)%	(8,620)	(10)%
Operating expense, excluding depreciation and amortization	11,683	11,025	38,412	34,980	658	6%	3,432	9%
Operating margin, excluding depreciation and amortization	$17,625	$17,123	$49,621	$44,433	$(502)	(3)%	$(5,188)	(10)%

The following is a discussion of items impacting asphalt terminalling services segment operating margin for the periods indicated:

•

Total revenue decreased for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. The sale of the three asphalt facilities in July 2018 resulted in a decrease of revenue of $1.2 million and $10.8 million for the three and nine month periods, respectively. The decrease for the nine month period was offset in part by an increase in revenue of $1.5 million due to the asphalt facility acquired in March 2018 and a contract change on another asphalt facility from a related-party lease to a third-party storage contract.

•

Operating expenses decreased for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. For the three month comparative periods, the sale of three facilities in July 2018 led to a decrease in operating expenses of $0.6 million.  In addition, decreased utility costs at some facilities were offset by net flood-related expenses of $0.1 million as well as increases in other non-flood related repairs. For the nine month comparative periods, the sale of three facilities in July 2018 led to a decrease in operating expenses of $5.4 million, which was partially offset by an increase of $0.8 million related to the acquisition in March 2018, net flood-related expenses of $0.2 million, and increased compensation costs at some facilities.

Crude oil terminalling services segment

Our crude oil terminalling services segment operations generally consist of fee-based activities associated with providing terminalling services, including storage, blending, processing and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling services segment for the periods indicated:

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
Operating results	September 30,		September 30,		Three Months		Nine Months
(dollars in thousands)	2018	2019	2018	2019	$	%	$	%
Service revenue:
Third-party revenue	$1,923	$4,225	$9,418	$11,819	$2,302	120%	$2,401	25%
Intersegment revenue	222	278	392	853	56	25%	461	118%
Lease revenue:
Third-party revenue	9	-	35	-	(9)	(100)%	(35)	(100)%
Total revenue	2,154	4,503	9,845	12,672	2,349	109%	2,827	29%
Operating expense, excluding depreciation and amortization	928	1,212	3,115	3,511	(284)	(31)%	(396)	(13)%
Operating margin, excluding depreciation and amortization	$1,226	$3,291	$6,730	$9,161	$2,065	168%	$2,431	36%

Average crude oil storage contracted per month at our Cushing terminal (in thousands of barrels)	2,950	5,862	4,029	5,731	2,912	99%	1,702	42%
Average crude oil stored per month at our Cushing terminal (in thousands of barrels)	779	3,104	1,249	3,339	2,325	298%	2,090	167%
Average crude oil delivered through our Cushing terminal (in thousands of barrels per day)	32	99	50	87	67	209%	37	74%

The following is a discussion of items impacting crude oil terminalling services segment operating margin for the periods indicated:

•

Total revenues for three and nine months ended September 30, 2019, increased as compared to the same period in 2018 due to an increase in rented storage capacity and an increase in crude oil delivered through the terminal.

•	Operating expenses for the three and nine months ended September 30, 2019, increased compared to the three and nine months ended September 30, 2018 due to an increase in tank repair expenses.

•

As of November 1, 2019, we had approximately 5.2 million barrels of crude oil storage under service contracts, including 2.5 million barrels of crude oil storage contracts that expire in 2019. The decrease in contracted storage barrels from prior quarter is due to the expiration of an intracompany contract for 0.5 million barrels, which has no net impact on our consolidated financial results. The remaining terms on the service contracts that extend beyond 2019 range from 3 to 26 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
Operating results	September 30,		September 30,		Three Months		Nine Months
(dollars in thousands)	2018	2019	2018	2019	$	%	$	%
Service revenue:
Third-party revenue	$1,165	$1,284	$4,270	$5,753	$119	10%	$1,483	35%
Related-party revenue	185	64	268	266	(121)	(65)%	(2)	(1)%
Lease revenue:
Third-party revenue	40	-	452	-	(40)	(100)%	(452)	(100)%
Product sales revenue:
Third-party revenue	97,763	55,213	146,882	173,773	(42,550)	(44)%	26,891	18%
Total revenue	99,153	56,561	151,872	179,792	(42,592)	(43)%	27,920	18%
Operating expense, excluding depreciation and amortization	3,094	2,638	8,420	8,109	456	15%	311	4%
Intersegment operating expense	1,644	1,642	3,243	4,971	2	0%	(1,728)	(53)%
Third-party cost of product sales	50,815	18,972	73,493	64,069	31,843	63%	9,424	13%
Related-party cost of product sales	44,106	32,691	67,853	99,886	11,415	26%	(32,033)	(47)%
Operating margin, excluding depreciation and amortization	$(506)	$618	$(1,137)	$2,757	$1,124	222%	$3,894	342%

Pipeline transportation services average throughput volume (in thousands of barrels per day)	23	23	22	31	-	0%	9	41%

Crude oil marketing volumes (in thousands of barrels per day)	15	11	8	11	(4)	(27)%	3	38%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•

In July 2018, we restored service on the portion of the pipeline system that had been out of service since April 2016 due to a pipeline exposure on a riverbed in southern Oklahoma. This restored our transportation capacity to the full 50,000 barrels per day.

•

Total throughput volumes are consistent for the three month comparative periods, while the increase in the nine month comparative periods is due to both increased crude oil marketing activities and the restored service on the Oklahoma pipeline system. In addition to the increase in volume, operating margins were positively impacted by improved margins on the crude oil marketing activities.  Throughput volumes related to the crude oil marketing business were approximately 11,000 barrels per day, or approximately 48% and 35% of total throughput, for both the three and nine months ended September 30, 2019. The service revenue for this activity associated with pipeline tariffs is eliminated on an intrasegment basis. Our crude oil pipeline recognized $1.5 million and $4.5 million in intrasegment service revenue in the three and nine months ended September 30, 2019, respectively, that is not reflected in revenues in the table above. The intrasegment revenues for three and nine months ended September 30, 2018, were $1.7 million and $3.4 million, respectively. The changes in product sales revenues, intersegment operating expense, and related-party and third-party cost of product sales are all due to changes in our crude oil marketing business.

Crude oil trucking services segment

Our crude oil trucking services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking services segment for the periods indicated:

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
Operating results	September 30,		September 30,		Three Months		Nine Months
(dollars in thousands)	2018	2019	2018	2019	$	%	$	%
Service revenue
Third-party revenue	$2,734	$2,822	$11,783	$8,540	$88	3%	$(3,243)	(28)%
Intersegment revenue	1,422	1,364	2,851	4,118	(58)	(4)%	1,267	44%
Lease revenue:
Third-party revenue	31	-	160	-	(31)	(100)%	(160)	(100)%
Product sales revenue:
Third-party revenue	-	-	10	-	-	0%	(10)	(100)%
Total revenue	4,187	4,186	14,804	12,658	(1)	(0)%	(2,146)	(14)%
Operating expense, excluding depreciation and amortization	4,303	4,053	15,405	12,515	250	6%	2,890	19%
Operating margin, excluding depreciation and amortization	$(116)	$133	$(601)	$143	$249	215%	$744	124%

Average volume (in thousands of barrels per day)	29	25	26	26	(4)	(14)%	-	0%

The following is a discussion of items impacting crude oil trucking services segment operating margin for the periods indicated:

•

Service revenues were consistent for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, despite a decrease in volumes due to rate increases instituted in October 2018.

•

Service revenues decreased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, by $2.7 million due to the sale of the producer field services business in April 2018. This decrease was partially offset by an increase in intersegment service revenues for services provided to our crude oil pipeline services segment’s crude oil marketing business. These volumes transported on an intersegment basis increased from 8,000 barrels per day to 11,000 barrels per day.

•

Operating expense, excluding depreciation and amortization, decreased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, by $2.9 million due to the sale of our producer field services business.

Other Income and Expenses

Depreciation and amortization expense. Depreciation and amortization expense decreased by $1.0 million to $6.2 million for the three months ended September 30, 2019, compared to $7.2 million for the three months ended September 30, 2018. Depreciation and amortization expense decreased by $2.7 million to $19.2 million for the nine months ended September 30, 2019, compared to $21.9 million for the nine months ended September 30, 2018. These decreases are primarily the result of certain assets reaching the end of their depreciable lives.

General and administrative expense.  General and administrative expense decreased for the three and nine months ended September 30, 2019, compared to the same periods in 2018 primarily due to decreases in compensation and professional fees expense as well as the impact of a payment made in 2018 to a fraudulent bank account due to a compromise of the vendor’s email system. Expense related to this payment of $0.9 million was recognized in the three months ended September 30, 2018, while a settlement payment of $0.5 million was received in the second quarter of 2019. This impact was partially offset by an increase of $0.4 million due to expenses related to the Ergon buyout offer during the third quarter of 2019.

Asset impairment expense. Asset impairment expense for the three and nine months ended September 30, 2019, included a change in estimate and accrued interest related to the push-down impairment of Cimarron Express (see Note 9 to our unaudited condensed consolidated financial statements for more information) that resulted in additional impairment expense for those periods of $0.1 million and $2.0 million, respectively.  The nine months ended September 30, 2019, also included flood-related impairment expense of $0.3 million. Asset impairment expense for 2018 included approximately $0.4 million related to the value of obsolete trucking stations and $0.2 million related to an intangible customer contract asset that was not renewed.

Gain (loss) on sale of assets. Gain on sale of assets was $1.8 million for the nine months ended September 30, 2019, compared to a loss of $0.3 million for the nine months ended September 30, 2018. Gains for 2019 primarily relate to the sale of certain truck stations in locations not served by our crude oil trucking services segment.

Other income. Other income for the nine months ended September 30, 2019, relates to insurance recoveries related to flood damages at certain asphalt facilities.

Gain on sale of unconsolidated affiliate. On April 3, 2017, we sold our investment in Advantage Pipeline, L.L.C. and received cash proceeds at closing from the sale of approximately $25.3 million, recognizing a gain on sale of unconsolidated affiliate of $4.2 million. Approximately 10% of the gross sale proceeds were held in escrow, subject to certain post-closing settlement terms and conditions. We received approximately $1.1 million of the funds held in escrow in August 2017, for which we recognized an additional gain on sale of unconsolidated affiliate during the three months ended September 30, 2017. We received approximately $2.2 million for the pro rata portion of the remaining net escrow proceeds in January 2018, for which we recognized an additional gain on sale of unconsolidated affiliate during the three months ended March 30, 2018.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps. The following table presents the significant components of interest expense:

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
	September 30,		September 30,		Three Months		Nine Months
	2018	2019	2018	2019	$	%	$	%
Credit agreement interest	$3,815	$3,714	$11,856	$11,585	$101	3%	$271	2%
Amortization of debt issuance costs	251	251	764	753	-	0%	11	1%
Write-off of debt issuance costs	-	-	437	-	-	0%	437	100%
Interest rate swaps interest income	(25)	-	(49)	(40)	(25)	(100)%	(9)	(18)%
Loss (gain) on interest rate swaps mark-to-market	36	-	(276)	44	36	100%	(320)	(116)%
Other	13	24	(49)	52	(11)	(85)%	(101)	(206)%
Total interest expense	$4,090	$3,989	$12,683	$12,394	$101	2%	$289	2%

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2018 and 2019:

	Nine Months ended September 30,
	2018	2019
	(in millions)
Net cash provided by operating activities	$28.2	$38.3
Net cash provided by (used in) investing activities	$44.0	$(2.3)
Net cash provided by (used in) financing activities	$(72.7)	$(34.6)

Operating Activities.  Net cash provided by operating activities increased to $38.3 million for the nine months ended September 30, 2019, as compared to $28.2 million for the nine months ended September 30, 2018, due to increased net income as discussed in Results of Operations above as well as changes in working capital.

Investing Activities.  Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2019, compared to net cash provided by investing activities of $44.0 million for the nine months ended September 30, 2018.  The nine months ended September 30, 2019, included proceeds from the sale of certain assets of $7.1 million. Of such proceeds, $2.6 million related to the December 2018 sale of linefill for which the cash consideration was not received until January 2019. The nine months ended September 30, 2018, included proceeds from the sale of three asphalt terminals of $88.5 million and proceeds from the sale of an unconsolidated affiliate of $2.2 million. On March 7, 2018, we acquired an asphalt terminalling facility from a third party for $22.0 million. Capital expenditures for the nine months ended September 30, 2018 and 2019, included maintenance capital expenditures of $6.0 million and $7.4 million, respectively, and expansion capital expenditures of $23.6 million and $2.0 million, respectively.

Financing Activities.  Net cash used in financing activities was $34.6 million for the nine months ended September 30, 2019, and $72.7 million for the nine months ended September 30, 2018.  Cash used in financing activities for the nine months ended September 30, 2019, consisted primarily of net payments on long-term debt of $7.0 million and $25.9 million in distributions to our unitholders. Net cash used in financing activities for the nine months ended September 30, 2018, consisted primarily of net payments on long-term debt of $36.0 million and $35.0 million in distributions to our unitholders.

Our Liquidity and Capital Resources

Cash flows from operations and from our credit agreement are our primary sources of liquidity. At September 30, 2019, we had a working capital deficit of $8.7 million. This is primarily a function of our approach to cash management. At September 30, 2019, we had approximately $140.4 million of availability under our credit agreement subject to covenant restrictions, which limited our availability to $46.4 million. As of November 1, 2019, we have aggregate unused commitments under our revolving credit facility of approximately $148.4 million and cash on hand of approximately $1.1 million.  Based on our current outlook and liquidity, we expect to be in a position to settle the Put (see Note 9 for further information), which has a current value of $12.1 million, in cash when it is exercised. The credit agreement is scheduled to mature on May 11, 2022.

Our credit agreement contains certain financial covenants which include a maximum permitted consolidated total leverage ratio, which may limit our availability to borrow funds thereunder.  The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of September 30, 2019, was 5.00 to 1.00 and decreases to 4.75 to 1.00 as of March 31, 2020, and for each fiscal quarter thereafter. Our consolidated total leverage ratio was 4.24 to 1.00 as of September 30, 2019.

Management evaluates whether conditions and/or events raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on forecasted EBITDA during the assessment period, management believes that it will meet the financial covenants. However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant.  These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $258.6 million in outstanding debt, as of September 30, 2019, to become immediately due and payable.  If this were to occur, we would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to our assets. Based on our current forecasts, we believe we will be able to comply with the consolidated total leverage ratio during the assessment period.  However, we cannot make any assurances that we will be able to achieve our forecasts. If we are unable to achieve our forecasts, further actions may be necessary to remain in compliance with our consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales.  We can make no assurances that we would be successful in undertaking these actions, or that we will remain in compliance with the consolidated total leverage ratio during the assessment period.

Capital Requirements. Our capital requirements consist of the following:

•

maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows, further extending the useful lives of the assets; and

•	expansion capital expenditures, which are capital expenditures made to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

The following table breaks out capital expenditures for the nine months ended September 30, 2018 and 2019 (in thousands):

	Nine Months ended September 30,
	2018	2019
Acquisitions	21,959	-

Gross expansion capital expenditures	23,617	1,969
Reimbursable expenditures	(338)	(61)
Net expansion capital expenditures	23,279	1,908

Gross maintenance capital expenditures	5,943	7,459
Reimbursable expenditures	(572)	(202)
Net maintenance capital expenditures	5,371	7,257

We currently expect our expansion capital expenditures for organic growth projects to be approximately $3.5 million to $4.5 million for all of 2019.  We currently expect maintenance capital expenditures to be approximately $9.0 million to $10.0 million, net of reimbursable expenditures, for all of 2019.

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

As of November 1, 2019, we had $250.6 million outstanding under our credit agreement that was subject to a variable interest rate.  Borrowings under our credit agreement bear interest, at our option, at either the reserve adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1%) plus an applicable margin. Interest rate swap agreements are sometimes used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. In March 2014, we entered into two interest rate swap agreements with an aggregate notional value of $200.0 million. The first $100.0 million agreement became effective June 28, 2014, and matured on June 28, 2018. Under the terms of the first interest rate swap agreement, we paid a fixed rate of 1.45% and received one-month LIBOR with monthly settlement. The second agreement became effective January 28, 2015, and matured on January 28, 2019. Under the terms of the second interest rate swap agreement, we paid a fixed rate of 1.97% and received one-month LIBOR with monthly settlement. The interest rate swaps did not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging. Changes in the fair value of the interest rate swaps are recorded in interest expense in the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2019, the weighted average interest rate under our credit agreement was 6.20%.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Based on borrowings as of September 30, 2019, the terms of our credit agreement, current interest rates and the effect of our interest rate swaps, an increase or decrease of 100 basis points in the interest rate would result in increased or decreased annual interest expense of approximately $2.6 million.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of September 30, 2019, were effective.

Changes in internal control over financial reporting.  There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101#

The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2018 and September 30, 2019; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2019; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the three and nine months ended September 30, 2018 and 2019; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2019; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

*    Filed herewith.

#     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C.
its General Partner

Date:	November 7, 2019	By:	/s/ D. Andrew Woodward
D. Andrew Woodward
Chief Financial Officer

Date:	November 7, 2019	By:	/s/ Michael McLanahan
Michael McLanahan
Chief Accounting Officer