Form 10-K
period 2019-12-31
Blueknight Energy Partners, L.P.
filed 2020-03-26
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Units representing limited partner interests	BKEP	Nasdaq Global Market
Series A Preferred Units representing limited partner interests	BKEPP	Nasdaq Global Market

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of June 30, 2019, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $42.9 million, based on $1.16 per common unit, the closing price of the common units as reported on the Nasdaq Global Market on the last business day preceding that date.

As of March 23, 2020 there were 35,125,202 Series A Preferred Units and 41,034,763 common units outstanding.

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

ii

PART I.

As used in this annual report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P., together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C.  and (3) “Ergon” refers to Ergon, Inc., its affiliates and subsidiaries (other than our General Partner and us).

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

Item 1.    Business.

Overview

We are a publicly traded master limited partnership with operations in 27 states. We provide integrated terminalling, gathering and transportation services for companies engaged in the production, distribution and marketing of liquid asphalt and crude oil.  We manage our operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services and (iv) crude oil trucking services. On April 24, 2018, the Partnership sold the producer field services business. As a result of the sale of the producer field services business, the Partnership changed the name of the crude oil trucking and producer field services operating segment to crude oil trucking services during the second quarter of 2018. See Note 6 to our consolidated financial statements for additional information.

Our Operations

We were formed as a Delaware limited partnership in 2007 to own, operate and develop a diversified portfolio of complementary midstream energy assets.  Our operating assets are owned by, and our operations are conducted through, our subsidiaries.  Our General Partner has sole responsibility for conducting our business and for managing our operations.  Ergon owns 100% of the outstanding voting interests of Blueknight GP Holding, L.L.C., which owns 100% of the capital interest of our General Partner.

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

The following diagram depicts our organizational structure, including our relationship with our affiliates and subsidiaries, as of March 23, 2020:

Ergon, Inc.
Ergon Asphalt & Emulsions, Inc.
18,312,968 Series A Preferred Units
2,745,837 Common Units
Ergon Asphalt Holdings, LLC
100% Ownership Interest
Blueknight GP Holding, LLC (DE)
100% Ownership Interest
27.2% Limited Partner Interest
Blueknight Energy Partners G.P., L.L.C. (DE)
(the General Partner)
1,225,409 General Partner Units
Incentive Distribution Rights
Public Unitholders
16,812,234 Series A Preferred Units
38,288,926 Common Units
1.6% General Partner Interest
71.2% Limited Partner Interest
Blueknight Energy Partners, L.P. (DE)
100% Ownership Interest
BKEP Operating Subsidiaries

Our Strengths and Strategies

Strategically placed assets.  We own and operate a diversified portfolio of complementary midstream energy assets that includes approximately 8.8 million barrels of liquid asphalt storage located at 53 terminals in 26 states which we believe are well positioned to provide services in the market areas they serve throughout the continental United States. Our primary crude oil terminalling facilities are located within the Cushing Interchange in Cushing, Oklahoma, one of the largest crude oil marketing hubs in the United States and the designated point of delivery specified in all New York Mercantile Exchange (“NYMEX”) crude oil futures contracts. We believe that the Cushing Interchange will continue to serve as one of the largest crude oil marketing hubs in the United States. In addition, we have approximately 611 miles of strategically positioned gathering and transportation pipelines, primarily located in Oklahoma.

Growth opportunities.  We evaluate growth opportunities from multiple angles, including growth through third-party acquisitions, optimizing our existing asset base, and enhancing our pipeline and terminal connectivity.  In addition, Ergon has indicated that it views us as a potential vehicle of growth in the midstream sector. We cannot say with any certainty whether or not Ergon will pursue future acquisition or expansion opportunities in the midstream energy space with us, or if we will choose to pursue any such opportunity Ergon presents.

Experienced management team.  Our General Partner has an experienced and knowledgeable management team with extensive experience in the energy industry. We expect to directly benefit from this management team’s strengths, including significant relationships throughout the energy industry with customers of our asphalt terminalling services and with producers, marketers and refiners of crude oil.

Our relationship with Ergon.  Ergon owns our General Partner and therefore controls our operations.  Ergon is a privately held company formed in 1954 and is based in Jackson, Mississippi, with over 3,000 employees globally. Ergon and its subsidiaries are engaged in a wide range of operations that are categorized into six primary business segments: Refining & Marketing, Specialty Chemicals, Asphalt & Emulsions, Midstream & Logistics, Oil & Gas, and Construction & Real Estate. This relationship may provide us with additional capital sources for future growth as well as increased opportunities to provide terminalling, gathering and transportation services. While this relationship may benefit us, it may also be a source of potential conflicts.  Ergon is not restricted from competing with us and may acquire, construct or dispose of additional assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

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

Liquid asphalt is one of the oldest engineering materials. Liquid asphalt’s adhesive and waterproofing properties have been used for building structures, waterproofing ships, mummification and numerous other applications.

Production of liquid asphalt begins with the refining of crude oil. When crude oil is separated in distillation towers at a refinery, the heaviest hydrocarbons with the highest boiling points settle at the bottom. These tar-like fractions, called residuum, require relatively little additional processing to become products such as liquid asphalt. Liquid asphalt production typically represents only a small portion of the total product production in the crude oil refining process. The liquid asphalt produced by petroleum distillation can be sold by the refinery either directly into the wholesale and retail liquid asphalt markets or to a liquid asphalt marketer.

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

Energy Transfer LP

 Pony Express Pipeline

TransCanada Corp.

White Cliffs Pipeline, LLC

Blueknight Energy Partners, L.P.

ConocoPhillips

Deeprock Energy Resources LLC

Enbridge Inc.

Enterprise Products Partners L.P.

Kinder Morgan, Inc.

Magellan Midstream Partners, L.P.

NGL Energy Partners, L.P.

Plains All American Pipeline, L.P.

Energy Transfer LP

TransCanada Corp.

Blueknight Energy Partners, L.P.
BP p.l.c.
Centurion Pipeline, L.P.

ConocoPhillips

Diamond Pipeline, LLC

Marathon Pipe Line, LLC

Magellan Midstream Partners, L.P.
NGL Energy Partners, L.P.
Osage Pipeline Company, LLC
Plains All American Pipeline, L.P.

Seaway Crude Pipeline Company LLC

Energy Transfer LP

TransCanada Corp.

With our pipeline and terminalling infrastructure, we have the ability to receive and/or deliver, directly or indirectly, to almost all pipelines and terminals within the Cushing Interchange.

Asphalt Terminalling Services

With approximately 8.8 million barrels of asphalt cement storage capacity, we are able to provide our customers the ability to effectively manage their liquid asphalt inventories while allowing significant flexibility in their processing and marketing activities. As of March 23, 2020, we have 53 terminals located in 26 states and, as such, are well-positioned to provide asphalt terminalling services in the market areas we serve throughout the continental United States.

We serve the asphalt industry by providing our customers access to their market areas through a combination of leasing our liquid asphalt facilities and providing terminalling services at certain facilities. We generate revenues by charging a fee for the lease of a facility or for services provided as asphalt products are terminalled in our facilities.

As of March 23, 2020, we have leases and storage agreements relating to all of our 53 asphalt facilities.  These agreements have, based on a weighted average by remaining fixed revenue, approximately 4.7 years remaining under their terms. One agreement expires at the end of 2020, and the remaining agreements expire at varying times thereafter, through 2026. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. We operate the asphalt facilities that are contracted by storage, throughput and handling agreements, while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

At facilities where we have storage contracts, we receive, store and/or process our customers’ asphalt products until we deliver those products to our customers or other third parties.  Our asphalt assets include the logistics assets, such as docks and rail spurs and the piping and pumping equipment necessary to facilitate the unloading of liquid asphalt into our terminalling and storage facilities, as well as the processing and manufacturing equipment required for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and other related finished asphalt products. After initial unloading, the liquid asphalt is moved via heat-traced pipe into storage tanks. Those tanks are insulated and contain heating elements that allow the liquid asphalt to be stored in a heated state. The liquid asphalt can then be directly sold by our customers to end users or used as a raw material for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement and related finished asphalt products that we process in accordance with the formulations and specifications provided by our customers.  Depending on the product, the processing of asphalt entails combining asphalt cement and various other products such as emulsifying chemicals and polymers to achieve the desired specification and application requirements.

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

The following table provides an overview of our asphalt facilities as of March 23, 2020:

		Total Tankage
Location	Number of Facilities	(in thousands of bbls)(1)
Alabama	1	295
Arizona	1	66
Arkansas	1	21
California	1	66
Colorado	4	401
Georgia	2	192
Idaho	1	285
Illinois	2	232
Indiana	1	156
Kansas	5	662
Missouri	3	662
Mississippi	1	202
Montana	1	123
Nebraska	1	292
New Jersey	1	459
Nevada	1	280
North Carolina	1	243
Ohio	1	38
Oklahoma	7	1,420
Pennsylvania	1	59
Tennessee	4	770
Texas	4	248
Utah	2	300
Virginia	2	635
Washington	3	468
Wyoming	1	220
Total	53	8,795

(1)	Total tankage refers to the approximate total capacity of all tanks.

Our asphalt assets range in age from one year to over 50 years, and we expect that our storage tanks and related assets will have an average remaining life in excess of 20 years.

Significant Customers.  For the year ended December 31, 2019, Ergon accounted for at least 30% but not more than 35% of our total asphalt terminalling services revenue. Associated Asphalt, Inc. and Delek US Holdings, Inc. each accounted for at least 10% but not more than 20% of asphalt terminalling services revenue in 2019.  The loss of any of those customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our asphalt terminalling services revenue during 2019. As of March 23, 2020, we have storage, throughput and handling agreements or operating leases with Ergon for 23 of our asphalt facilities. For more information regarding the Ergon agreements, please see Note 12 to our consolidated financial statements.

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

As of March 23, 2020, we have approximately 5.5 million barrels of crude oil storage under service contracts, including 3.3 million barrels of crude oil storage contracts that expire in 2020. The remaining terms on the service contracts that expire after 2020 range from 15 months to 21 months. Storage contracts with a subsidiary of Vitol Group (together with its subsidiaries, “Vitol”) represent 2.9 million barrels of crude oil storage capacity under contract. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace.

The table below sets forth the total average barrels stored at and delivered out of our Cushing terminal in each of the periods presented, and the total storage capacity at our Cushing terminal and at our other terminals at the end of such periods:

	Year ended December 31,
	2018	2019
	(in thousands)
Average crude oil storage barrels contracted per month at our Cushing terminal	4,098	5,644
Average crude oil delivered (Bpd) to our Cushing terminal	48	80
Total storage capacity at our Cushing terminal (barrels at end of period)	6,600	6,600
Total other storage capacity (barrels at end of period)	322	301

The following table outlines the location of our crude oil terminals and their storage capacities and number of tanks as of December 31, 2019:

	Storage Capacity	Number of
Location	(thousands of barrels)	Tanks
Cushing, Oklahoma	6,600	34
Other(1)	301	94
Total	6,901	128

(1)	Consists of miscellaneous storage tanks located at various points along our pipeline systems.

Cushing Terminal.  One of our principal assets is our Cushing terminal, which is located within the Cushing Interchange in Cushing, Oklahoma. Currently, we own and operate 34 crude oil storage tanks with approximately 6.6 million barrels of storage capacity at this location. We own approximately 50 additional acres of land within the Cushing Interchange that is available for future expansion.

Our Cushing terminal was constructed over the last 50 years and has an expected remaining life of at least 20 years. Over 90% of our total storage capacity in our Cushing terminal has been built since 2002. We estimate that our storage tanks have a weighted average age of 16 years.

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

Our Cushing terminal can receive crude oil from our Mid-Continent pipeline system as well as other terminals owned by Centurion, Magellan Midstream Partners, Enterprise Products Partners, Sunoco Logistics Partners L.P., Plains All American Pipeline, L.P., Enbridge Inc., Energy Transfer LP, and Deeprock Energy Resources, LLC, as well as truck stations. Our Cushing terminal’s pipeline connections to major markets in the Mid-Continent region provide our customers with marketing flexibility. Our Cushing terminal can deliver crude oil via pipeline and, in the aggregate, is capable of receiving and/or delivering approximately 350,000 Bpd of crude oil.

Significant Customers.  For the year ended December 31, 2019, Vitol accounted for at least 50% but not more than 55% of our total crude oil terminalling revenue, and Citigroup Energy, Inc. and Sunoco Logistics Partners L.P. each accounted for at least 10% but not more than 20% of our total crude oil terminalling revenue.  The loss of any of these customers could have a material adverse effect on our business, cash flows and results of operations. No other customer accounted for more than 10% of our crude oil terminalling revenue during 2019.

Crude Oil Pipeline Services

We own and operate a crude oil transportation system in the Mid-Continent region of the United States with a total length of approximately 611 miles. In addition, we purchase crude oil at production leases in Oklahoma, and we market those barrels primarily at the Cushing Interchange.

			Average	Average
			Throughput for	Throughput for
		Approximate	Year Ended	Year Ended	Pipe
		Length	December 31, 2018	December 31, 2019	Diameter
System	Asset Type	(miles)	(Bpd)	(Bpd)	Range
Mid-Continent	Gathering and transportation pipelines	611	24,967	28,039	4” to 20”

Mid-Continent Pipeline System.  Our Mid-Continent pipeline system provides access to our Cushing terminal and other storage facilities. Our Mid-Continent pipeline system consists of approximately 611 miles of various sized pipeline, and has a capacity of approximately 50,000 Bpd. The majority of the Mid-Continent pipeline system is located in Oklahoma. Crude oil delivered into the Oklahoma portion of our Mid-Continent pipeline system is transported to our Cushing terminal or delivered to local area refiners. The Mid-Continent pipeline system previously included an approximately 35-mile gathering and transportation system in the Texas Panhandle near Dumas, Texas. This portion of the Mid-Continent system was sold in December 2019.

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

Significant Customers. For the year ended December 31, 2019, Vitol accounted for 99% of crude oil pipeline services marketing revenue and 45% of crude oil pipeline transportation services revenue. Scout Energy Management, LLC and CP Energy, LLC accounted for at least 10% but not more than 20% of crude oil pipeline transportation services revenue.  Scout Energy Management, LLC was the sole customer on the 35-mile gathering and transportation system that was sold in December 2019. We do not expect the loss of this customer due to the sale of the system to have a material adverse effect on our crude oil pipeline services segment going forward as operating margin on the system was not significant. The loss of any of these other customers could have a material adverse effect on our business, cash flows and results of operations.

Crude Oil Trucking Services

On April 24, 2018, we sold the producer field services business. As a result of the sale of the producer field services business, the Partnership changed the name of the crude oil trucking and producer field services operating segment to crude oil trucking services during the second quarter of 2018. See Note 6 to our consolidated financial statements for additional information.

To complement our pipeline gathering, marketing and transportation business, we use our 63 owned or leased tanker trucks, which have an average tank size of approximately 200 barrels, to move crude oil to aggregation points, pipeline injection stations and storage facilities. Our tanker trucks moved an average of 27,000 Bpd and 26,000 Bpd for the years ended December 31, 2018 and 2019, respectively, from wellhead locations not served by pipeline gathering systems. The following table outlines the distribution of our trucking assets among our operating areas as of March 23, 2020:

Number of
Location	Trucks
Oklahoma	23
Kansas	27
Texas	13
Total	63

Significant Customers. For the year ended December 31, 2019, MV Purchasing, LLC accounted for at least 40% but not more than 45% and Devon Gas Services, LP accounted for at least 15% but not more than 20% of crude oil trucking services revenue.  The loss of either of these customers could have a material adverse effect on our business, cash flows and results of operations.  In addition, approximately 33% of crude oil trucking services revenue for the year ended December 31, 2019, were earned by providing services to our crude oil pipeline services segment. No other customer accounted for more than 10% of our crude oil trucking services revenue during 2019.

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

The asphalt industry is highly fragmented and regional in nature. Participants range in size from major oil companies to small family-owned businesses.  Participants in the asphalt business include refiners such as BP p.l.c., Flint Hills Resources, L.P., CHS, Inc., ExxonMobil Corporation, ConocoPhillips Co., NuStar Energy L.P., Ergon Refining, Inc., Marathon Petroleum Company LLC, Alon USA LP, Suncor Energy Inc. and Valero Energy Corporation; resellers such as Associated Asphalt Partners, LLC, Idaho Asphalt Supply, Inc. and Asphalt Materials, Inc.; and large road construction firms such as Old Castle Materials, Inc. and Colas SA. We compete for asphalt terminalling services with the national, regional and local industry participants.

With respect to our crude oil gathering and transportation services, our competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., Magellan Midstream Partners, L.P., Sunoco Logistics Partners L.P. and Energy Transfer LP, among others. With respect to our crude oil terminalling services, our competitors include Magellan Midstream Partners, L.P., Enbridge Inc., Enterprise Products Partners L.P., Plains All American Pipeline, L.P. and Energy Transfer LP, among others.  Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners L.P., Sunoco Logistics Partners L.P. and Magellan Midstream Partners, L.P.  Our ability to compete could be harmed by factors we cannot control, including:

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

Pipeline Safety.  Our pipelines are subject to state and federal laws and regulations governing design, construction, operation and maintenance of the lines; qualifications of pipeline personnel; public awareness; emergency response and other aspects of pipeline safety.  These laws and regulations are subject to change, resulting in potentially more stringent requirements and increased costs. Applicable pipeline safety regulations establish minimum safety requirements and, for pipelines that pose a greater risk to populated areas or environmentally sensitive areas, impose a more rigorous requirement for the implementation of pipeline integrity management programs for our pipelines. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“Pipeline Safety Act”) was enacted in January 2012.  That legislation increased the maximum civil penalties for pipeline safety administrative enforcement actions; required the DOT to study and report on the expansion of integrity management requirements, the sufficiency of existing gathering line regulations to ensure safety and the feasibility of leak detection systems for hazardous liquid pipelines; required pipeline operators to verify their records on maximum allowable operating pressure; and imposed new emergency response and incident notification requirements. In 2016, the Pipeline Safety Act was reauthorized and amended to add additional construction inspection requirements, clarify integrity management rules and update federally incorporated standards. On January 23, 2017, PHMSA published a final rule that became effective on March 24, 2017. This rule amended the Pipeline Safety Act to include, among other provisions, a specific time frame for notifying PHMSA of accidents and incidents, allowance for PHMSA to recover costs associated with design reviews of new projects, renewal of expiring special permits, processes for requesting protection of confidential commercial information, changes to the drug and alcohol testing requirements and incorporating consensus standards by reference for in-line inspection and stress corrosion cracking direct assessment. On October 1, 2019, PHMSA published a final rule “Safety of Hazardous Liquids Pipelines,” which will take effect July 1, 2020.  The rule requires inspection of all pipelines in areas affected by extreme weather and natural disasters, implements integrity assessment criteria, and extends the requirements for the rule of detection systems. The states in which we operate pipelines incorporate into their state rules those federal safety standards for hazardous liquids pipelines contained in Title 49, Part 195 of the Federal Code of Regulations. As a result, the issuance of any new pipeline safety regulations, including additional requirements for integrity management, is likely to increase the operating costs of our pipelines subject to such new requirements, and such future costs may be material.

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

Risks of accidental releases into the environment, such as leaks or spills of petroleum products or hazardous materials from our terminals, pipelines and trucks, are inherent in both our liquid asphalt and midstream operations. A discharge of petroleum products or hazardous materials into the environment could, to the extent such event is not covered by insurance, subject us to substantial expense, including costs related to environmental cleanup or restoration, compliance with applicable laws and regulations and any personal injury, natural resource or property damage claims made by neighboring landowners and other third parties.

The following is a summary of the more significant current environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may require material capital expenditures or have a material adverse impact on our results of operations, financial position and cash flows.

Water.  The federal Clean Water Act (“CWA”) and analogous state and local laws impose restrictions, strict controls and permitting requirements on the discharge of pollutants into waters of the United States and state waters. We note that the term “waters of the United States” is already broadly construed and, in 2015, the United States Environmental Protection Agency (“EPA”) and U.S. Army Corps of Engineers adopted a rule to clarify the meaning of the term “waters of the United States.”  However, in 2019 the EPA repealed this rule and in January 2020 announced a revised rule clarifying the “waters of the United States” definition. Litigation surrounding the repeal of 2015 rule and litigation over the new revised rule is anticipated once the rule is published in the Federal Register. The CWA and analogous laws provide significant penalties for unauthorized discharges and impose substantial potential liabilities for cleaning up releases into water. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. We believe that we are in substantial compliance with any such applicable state requirements.

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

Air Emissions.  Our operations are subject to the federal Clean Air Act (“CAA”), as amended, as well as to comparable state and local laws. We believe that our operations are in substantial compliance with applicable laws in those areas in which we operate. Amendments to the CAA enacted in 1990 imposed a federal operating permit requirement for major sources of air emissions. Our crude oil terminal located in Cushing, Oklahoma holds such a permit, which is referred to as a “Title V permit.”  The EPA approved final rules under the CAA that established new air emission controls for oil and natural gas production, pipelines and processing operations that took effect on October 15, 2012. To respond to challenges, the EPA revised certain aspects of the rules and has indicated it may reconsider other aspects. The EPA finalized a rule, which took effect August 2, 2016, to set standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector, including transmission. The EPA is currently engaged in rulemaking to stay the effective date of the rule. On September 11, 2018, the EPA also proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, and expects to “significantly reduce” the regulatory burden of the rule in doing so.  Separately, on August 28, 2019, the EPA proposed amendments to the 2012 and 2016 NSPS for the Oil and Natural Gas Industry which would remove all sources in the transmission and storage segment of the oil and natural gas industry from regulation under the NSPS, both for ozone-forming VOCs, and for “greenhouse gases” (“GHGs”).  The existing NSPS regulates GHGs through limitations on emissions of methane. The amendments also would rescind the methane requirements in the 2016 NSPS that apply to sources in the production and processing segments of the industry.  As an alternative, the EPA also is proposing to rescind the methane requirements that apply to all sources in the oil and natural gas industry, without removing any sources from the current source category.  The costs of compliance with any modified or newly issued rules cannot be predicted.  For example, the Bureau of Land Management (“BLM”) adopted rules that took effect on January 17, 2017, to reduce venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian leases. In December 2017, implementation of this rule was delayed until January 2019, and in September 2018 the BLM proposed a revised rule which scaled back the waste-prevention requirements of the 2016 rule. Environmental groups sued in federal district court a day later to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain. Compliance with these rules could result in additional compliance costs for us and for others in our industry. In response to these and other regulatory developments, we may be required to incur certain capital expenditures in the next several years for air pollution control equipment and operational changes in connection with obtaining or maintaining permits and approvals and complying with applicable regulations addressing air emission related issues. However, the status of recent and future rules and rulemaking initiatives under the new administration is uncertain. Although we can provide no assurance, we believe future compliance with the CAA, as currently amended, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Climate Change.  Legislative and regulatory measures to address concerns that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”), may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional and state levels. The oil and gas industry is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. In the United States, the U.S. Congress, in the past, has considered but not enacted federal legislation requiring GHG controls. The EPA has adopted regulations under existing provisions of the CAA that require Prevention of Significant Deterioration (“PSD”) pre-construction permits, and Title V operating permits for GHG emissions from certain large stationary sources. Furthermore, in 2009, the EPA adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States., including, among others, certain onshore oil and natural gas processing and fractionating facilities. Monitoring obligations began in 2010 and the emissions reporting requirements took effect in 2011. These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities. In addition, efforts have been and continue to be made in the international community toward the adoption of international treaties or protocols. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the adoption of the Paris Agreement that will require countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. However, in November 2019 President Trump initiated the United States’ withdrawal from the Paris Agreement, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on our operations.

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

Endangered Species and Migratory Birds. The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unlisted endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans or limit future development in the affected areas. The Migratory Bird Treaty Act (“MBTA”) implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds. Pursuant to the MBTA, the taking, killing or possessing of migratory birds is unlawful without a permit, thereby potentially requiring the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas. We believe that we are in substantial compliance with the MBTA.

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

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires federal agencies, including the EPA and Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. This process has the potential to delay or even halt the development of oil and natural gas projects.

Anti-Terrorism Measures.  The federal Department of Homeland Security Appropriations Act of 2007 (“Appropriations Act”) requires the Department of Homeland Security (“DHS”) to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 known as the Chemical Facility Anti-Terrorism Standards (“CFATS”) regarding risk-based performance standards to be attained pursuant to the Appropriations Act and, on November 20, 2007, issued an Appendix A to CFATS that established chemicals of interest (“COI”) and their respective threshold quantities that trigger compliance with the interim rules. In December 2014, the Protecting and Securing Chemical Facilities from Terrorist Attacks Act of 2014 (“CFATS Act”) was enacted. The CFATS Act reauthorized the CFATS program for four years. The CFATS program utilizes a Chemical Security Assessment Tool (“CSAT”) to identify chemical facilities potentially deemed “high risk.” The first step of CSAT is user registration, followed by the completion of a top-screen evaluation. The top-screen evaluation analyzes whether a facility stores regulated chemicals above specified thresholds. If it does, the facility must complete a Security Vulnerability Assessment, which identifies a facility’s security vulnerabilities, and develop and implement a Site Security Plan, which must include measures that satisfy the identified risk-based performance standards. DHS must review and approve or deny all security vulnerability assessments and site security plans. CFATS also requires regulated facilities to keep detailed security records and allow DHS the right to enter, inspect, and audit the property, equipment, operations and records of such facilities. We believe we are in substantial compliance with the CFATS program at our facilities that handle, store, use or process COI above the applicable threshold.

Operational Hazards and Insurance

Terminals, pipelines and similar facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types and varying levels of coverage which we consider adequate under the circumstances to cover our operations and properties, including coverage for pollution-related events. However, such insurance does not cover every potential risk associated with operating terminals, pipelines and other facilities. While the overall cost of the insurance program has decreased over the last five years due to a variety of both internal and external factors, we expect to experience increased costs in the foreseeable future as insurers are increasing premiums to ameliorate recent losses. Through the utilization of deductibles and retentions, we self-insure the “working layer” of loss activity to create a more efficient and cost-effective program. The working layer consists of high-frequency/low-severity losses that are best retained and managed in-house. We continue to monitor our retentions as they relate to the overall cost and scope of our insurance program.

Employees

As of December 31, 2019, we had approximately 270 employees.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.

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

In order to make cash distributions on our Preferred Units at the preference distribution rate of $0.17875 per unit per quarter, or $0.715 per unit per year, and on our common units at the current quarterly distribution of $0.04 per unit per quarter, or $0.16 per unit per year, we will require available cash of approximately $8.1 million per quarter, or $32.4 million per year. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions on our Preferred Units at the preference rate or on our common units at the current quarterly distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described herein.

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

We have a total of 6.6 million barrels of storage capacity at the Cushing terminal. Customer storage contracts for 3.3 million barrels of storage at this location are month-to-month or expire in 2020. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace.  In addition, to the degree that we operate outside of long-term contracts, our revenues can be significantly more volatile than would be the case with a pricing structure negotiated through a long-term storage contract. If we cannot successfully renew significant contracts or must renew them on less favorable terms, our revenues from these arrangements could decline, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on certain key customers for a portion of our revenues and are exposed to credit risks of these customers. The loss of or material nonpayment or nonperformance by any of these key customers could adversely affect our financial condition, results of operations and cash flows.

We rely on certain key customers for a portion of our revenues. For example, Ergon Asphalt and Emulsion, Inc., a wholly-owned subsidiary of Ergon, Inc., represented at least 30% but not more than 35% of our total asphalt terminalling services revenue in 2019. Vitol represented at least 50% but not more than 55% of our total crude oil terminalling revenue, and at least 95% but less than 100% of our crude oil pipeline services revenue in 2019. Vitol and Ergon are private companies and we have limited information regarding their financial condition.  Vitol and Ergon comprised 81% and 4%, respectively, of total accounts receivable at December 31, 2019.

In addition to Vitol and Ergon, we have other key customers. Associated Asphalt, Inc. and Delek US Holdings, Inc. accounted for at least 10% but not more than 20% of total asphalt terminalling services revenue in 2019. Citigroup Energy, Inc. and Sunoco Logistics Partners LP accounted for at least 10% but no more than 20% of total crude oil terminalling revenue in 2019. MV Purchasing, LLC accounted for at least 40% but not more than 45% and Devon Gas Services, LP accounted for at least 15% but not more than 20% of crude oil trucking services revenue in 2019. There were no other customers with accounts receivables balances of at least 10% at December 31, 2019.

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

As of December 31, 2019, we had approximately $256.6 million in outstanding indebtedness, including approximately $1.0 million in outstanding letters of credit, under our $400.0 million credit agreement.  Our level of debt under the credit agreement could have important consequences for us, including the following:

•

Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms.

•

We will need a substantial portion of our cash flows to make principal and interest payments on our debt, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders.

•	We could be more vulnerable to competitive pressures or a downturn in our business or the economy generally.
•	Our flexibility in responding to changing business and economic conditions may be limited.

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

As of March 23, 2020, we have aggregate unused credit availability under our credit agreement of approximately $125.4 million, although our ability to borrow such funds may be limited by the financial covenants in our credit agreement, and cash on hand of approximately $3.0 million. Our ability to access the public capital markets on terms acceptable to us or at all may be limited due to, among other things, commodity price volatility and deterioration, general economic conditions, rising interest rates, capital market volatility, the uncertainty of our future cash flows, adverse business developments and other contingencies.  In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower than it otherwise would be due to these uncertainties.  The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets on terms acceptable to us or at all, and may increase significantly the costs of financing our growth potential.

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

Our crude oil marketing activities conducted in our crude oil pipeline services segment have direct exposure to changes in crude oil prices.  Typically, the volume of crude oil we purchase in a given month will be sold in the same month. However, we may have market price exposure for inventory that is carried over month-to-month as well as pipeline linefill we maintain. We may also be exposed to price risk with respect to the differing qualities of crude oil we transport and our ability to effectively blend them to market specifications. In addition, the volumes of liquid asphalt and crude oil we terminal, gather or transport are affected by commodity prices because many of our customers have direct commodity price exposure.  Many of our customers have been, and continue to be, adversely affected by significant changes in commodity prices. If our customers continue to be negatively impacted by commodity price volatility, a sustained period of depressed commodity prices or other adverse conditions of the energy industry, they may, among other things, decrease the amount of services that we provide to them.  The prices of liquid asphalt and crude oil are inherently volatile, and we expect this volatility to continue.  In March of 2020, WTI crude oil pricing dropped below $30 a barrel.  This is primarily due to a projected weakened world demand for crude oil in the industrial and manufacturing segments as a result of the coronavirus strain known as COVID-19.  There is also a projected increase in crude oil supply due to a potential increase in production from Saudi Arabia and Russia, the second and third largest producers of crude oil in the world after the United States of America. The Organization of the Petroleum Exporting Countries (“OPEC”) has been unable to come to an agreement to maintain or reduce production in response to this weakened demand. There can be no assurance that commodity prices will not be subject to continued wide fluctuations in the future. Any significant reduction in the amount of services we provide to our customers would have a material adverse effect on our results of operations and cash flows.

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

As of March 23, 2020, we had leases or storage agreements with third-party customers relating to each of our 53 asphalt facilities. One of these facilities has a term that expires by the end of 2020. We may not be able to renew or extend our existing contracts or enter into new leases or storage agreements when such contracts expire on terms acceptable to us or at all. In addition, certain key customers account for a significant portion of our asphalt terminalling services revenues, the loss of which could result in a significant decrease in revenues from our asphalt operations. A significant decrease in the revenues we receive from our asphalt operations could result in violations of covenants under our credit agreement and could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our units, our results of operations and ability to conduct our business.

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

Our pipeline operations are subject to pipeline safety laws and regulations administered by PHMSA of the DOT, and enforced by OCC. PHMSA has promulgated comprehensive pipeline safety regulations for hazardous liquids under 49 Code of Federal Regulations Part 195. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance, and operation of our pipelines. These laws and regulations, among other things, include requirements to monitor and maintain our pipelines, and determine the pressures at which our pipelines can operate.

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

The crude oil and petroleum-based product business is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Federal legislation requiring GHG controls has been considered in the past but has not been enacted.  The EPA has adopted regulations under existing provisions of the CAA which require PSD pre-construction permits and Title V operating permits for GHG emissions from certain large stationary sources. These EPA rulemakings could affect our operations by effectively reducing demand for motor fuels from crude oil and could affect our ability to obtain air permits for new or modified facilities. Furthermore, in 2009, the EPA adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. Monitoring obligations began in 2010 and the emissions reporting requirements took effect in 2011. Some of our facilities include natural gas-fired combustion units which may become subject to these rules. These facilities are required to annually calculate their GHG emissions to determine whether they trigger reporting and monitoring requirements. To date, none of our facilities have exceeded the thresholds established for reporting or monitoring requirements. Although these rules do not control GHG emission levels from any of our facilities, it has caused us to incur monitoring and reporting costs relating to GHG emissions.  We also note, as previously mentioned, that the EPA finalized rules that took effect in August 2016 to set standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector, including transmission. However, the EPA is currently engaged in rulemaking to reduce the regulatory burden of these rules. We continue to monitor and review these regulations to determine future impacts, including potential reporting requirements. Legislation and regulations relating to control or reporting of GHG emissions are also in various stages of discussions or implementation in many of the states in which we operate.

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

Additionally, there are increasing potential financial risks for oil and gas companies as environmental activists concerned about the potential effects of climate change are focusing intensive lobbying efforts on institutional lenders, including financial institutions and institutional investors, not to provide funding to such companies. Institutional lenders may, of their own accord, elect not to provide funding to oil and gas companies based on climate change concerns. Limitation of investments in oil and gas companies could result in the restriction, delay, or cancellation of drilling programs or development or production activities of our customers, and, consequently, reduce their demand for our services.

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

A portion of our customers’ production is developed from unconventional sources, such as shale, which require hydraulic fracturing as part of the production process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into shale formations to stimulate crude oil and/or gas production. The practice of hydraulic fracturing has been subject to public scrutiny in recent years and various efforts to regulate, or in some cases prohibit, hydraulic fracturing have been pursued at the local, state and federal levels of government and may be pursued in the future. For example, several states, including states in which we operate, have imposed disclosure requirements on hydraulic fracturing, and several local governments have prohibited or severely restricted hydraulic fracturing within their jurisdictions. Restrictions on hydraulic fracturing could adversely affect our operations by reducing the volumes of crude oil that we transport.

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

We could be negatively impacted by the recent outbreak of coronavirus (COVID-19).

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus (COVID-19), this public health concern could pose a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which the coronavirus (COVID-19) may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. We continue to monitor the situation, have actively implemented policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available.

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

We depend on digital technology, including information systems and related infrastructure, as well as, cloud applications and services, to store, transmit, process and record sensitive information (including trade secrets, employee information and financial and operating data), communicate with our employees and business partners and for many other activities related to our business. Our business processes depend on the availability, capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs and, therefore, it is critical to our business that our facilities and infrastructure remain secure. While we have implemented strategies to mitigate impacts from these types of events, we cannot guarantee that measures taken to defend against cybersecurity threats will be sufficient for this purpose. The ability of the information technology function to support our business in the event of a security breach or a disaster such as fire or flood and our ability to recover key systems and information from unexpected interruptions cannot be fully tested, and there is a risk that, if such an event occurs, we may not be able to address immediately the repercussions of the breach or disaster. In that event, key information and systems may be unavailable for a number of days or weeks, leading to our inability to conduct business or perform some business processes in a timely manner. Moreover, if any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial condition or results of operations.

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

It will be difficult for our public unitholders to remove our General Partner without its consent because our General Partner and its affiliates own a substantial number of our units. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the General Partner. As of March 23, 2020, Ergon owned approximately 27.7% of our aggregate outstanding Preferred Units and common units.

Affiliates of our General Partner may sell units in the public markets, which sales could have an adverse impact on the trading price of the units.

As of March 23, 2020, the executive officers and directors of our General Partner beneficially own an aggregate of 841,393 common units and Ergon owns 2,795,837 common units and 18,312,968 Preferred Units. The sale of these units in the public markets could have an adverse impact on the public trading price of the units or on any trading market that may develop.

Our General Partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of any class of units then outstanding, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of such class of units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. As of March 23, 2020, Ergon owned 52.1% of our outstanding Preferred Units.

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

We have the right in certain circumstances to force the conversion of all outstanding Preferred Units to common units. These circumstances include a situation in which if the holders of a certain number of Preferred Units elect to convert the Preferred Units that they hold to common units, we could then force all remaining outstanding Preferred Units to convert to common units. Ergon, the owner of our General Partner, owns enough Preferred Units such that if they were all converted to common units, we would be able to exercise this mandatory conversion right.  In addition, we also have the right to force the conversion of the outstanding Preferred Units at any time if (i) the daily volume-weighted average trading price of our common units is greater than $8.45 for 20 out of the trailing 30 trading days ending two trading days before we furnish notice of conversion and (ii) the average trading volume of our common units has exceeded 20,000 common units for 20 out of the trailing 30 trading days ending two trading days before we furnish notice of conversion. In addition, the conversion provisions may be modified with the consent of a majority of the outstanding Preferred Units. As of March 23, 2020, Ergon owned 52.1% of our outstanding Preferred Units and has the ability to consent to amendments to such conversion provisions. As a result, our preferred unitholders may be required to convert their Preferred Units at an undesirable time and may not receive their expected return on investment.

Ergon, as the holder of a majority of the outstanding Preferred Units, has the ability to consent to the amendments to the provisions of the Preferred Units.

The Preferred Units have voting rights that are identical to the voting rights of common units and vote with the common units as a single class, so that each Preferred Unit is entitled to one vote for each common unit into which such Preferred Unit is convertible on each matter with respect to which each common unit is entitled to vote. In addition, the approval of a majority of the Preferred Units, voting separately as a class, is necessary on any matter that adversely affects any of the rights of the Preferred Units or amends or modifies the terms of the Preferred Units in any material respect or affects the holders of the Preferred Units disproportionately in relation to the holders of common units, including, without limitation, any action that would (i) reduce the distribution amount to the Preferred Units or change the time or form of payment of distributions, (ii) reduce the amount payable to the Preferred Units upon the liquidation of our partnership, (iii) modify the conditions relating to the conversion of the Preferred Units or (iv) issue any equity security that, with respect to distributions or rights upon liquidation, ranks equal to or senior to the Preferred Units or issue any additional Preferred Units. As of March 23, 2020, Ergon owned 52.1% of our outstanding Preferred Units and has the ability to consent to amendments to the terms of the Preferred Units without the consent of other unitholders.

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

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property. A small portion of our pipelines is constructed on rights-of-way that are owned by Native American tribes and/or allottees and administered by the U.S. Department of the Interior, Bureau of Indian Affairs, and which must be renewed periodically.  There is no guarantee that we will be able to renew such easements, or that such renewals will be on terms favorable to us. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens which have not been subordinated to the right-of-way grants. We have also obtained, where necessary, easement agreements, licenses or permits from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In the event of a challenge to our pipeline location, we generally have the right of eminent domain or other recourse to retain the pipeline in place. In some cases, property on which our pipelines were built was purchased in fee. Our crude oil terminal is on real property owned by us.

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

Item 3.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 15 to our consolidated financial statements and is incorporated herein by reference thereto.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II. OTHER INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our common units are traded on the Nasdaq Global Market under the symbol “BKEP” and our Preferred Units are traded on the Nasdaq Global Market under the symbol “BKEPP”.

On March 23, 2020, there were 41,034,763 common units outstanding, held by approximately 724 unitholders of record and 35,125,202 Preferred Units outstanding held by approximately 2 unitholders of record.  The actual number of unitholders is greater than the number of holders of record.  Ergon holds 6.8% of the common units and 52.1% of the Preferred Units.

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

Unregistered Sales of Securities

None.

Item 6.    Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, we are not required to provide the information required by Item 6.

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

Potential Impact of Crude Oil Market Price Changes and Other Factors on Future Revenues

The crude oil market price and the corresponding forward market pricing curve may fluctuate significantly from period to period. In addition, volatility in the overall energy industry and specifically in publicly traded midstream energy partnerships may impact our partnership in the near term. Factors include the overall market price for crude oil and whether or not the forward price curve is in contango (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time) or backwardated (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible), changes in crude oil production volume and the demand for storage and transportation capacity in the areas in which we serve, geopolitical concerns and overall changes in our cost of capital. As of March 23, 2020, the forward price curve is in contango.  Potential impacts of these factors are discussed below.

Due to the global pandemic related to the coronavirus disease, COVID-19, and OPEC’s disagreements over production output, the energy market has seen historic drops in oil prices in March of 2020. Despite this volatility in prices, our business and cash flow are uniquely positioned and expected to be stable in 2020. Our asphalt and crude oil terminalling services segments represented 95% of our operating margin in 2019, and as of March 23, 2020, these segments are fully contracted with take-or-pay revenue that have a weighted average remaining term of 4.6 years. While our customers across all our segments could be impacted by the recent market volatility, they are primarily high-quality counterparties, with approximately 50% of our revenues earned from those that are investment grade, which minimizes our counterparty credit risk. Additionally, we have minimal direct commodity exposure, dependence on U.S. upstream drilling activity and single exploration and production counterparty risk. While we are unaware of any potential negative impact of COVID-19 on our business at this time, we are continuing to monitor the situation and have been preparing our employees to take precautions and planning for unexpected events, which may include disruptions to our customers, vendors, facilities and communities in which we operate. As of now, we do not expect any supply chain disruptions to our customers as a result of this disease, as the U.S. government has continued to indicate its support for infrastructure spending, which 80% of our operating margin supports through asphalt terminalling services.

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

In 2019, the level of customer throughput volumes through our terminals have varied across the country, primarily impacted by weather patterns, refinery disruptions and the customers’ own supply chain needs. The Midwest was impacted by higher levels of rain earlier in the year that slowed customer throughput; however, activity increased later in the season to help make up for this. In addition, during the first half of 2019, several of our asphalt facilities in the Midwest were damaged by flooding. While the facilities were able to successfully execute flood plans to minimize damages, costs related to the floods are expected to include approximately $0.7 million of expenses for cleanup and the removal and reinstallation of equipment and $2.1 million of capital expenditures to restore land improvements and equipment. As of December 31, 2019, $2.1 million of these amounts have been spent. Impairment expense related to the assets was $0.3 million. As of December 31, 2019, we have recognized $0.7 million of insurance recoveries. While we are pursuing additional insurance claims for these events, there can be no assurance of the amount or timing of any proceeds we may receive under such claims.

On July 12, 2018, we sold certain asphalt facilities, storage tanks and related real property, contracts, permits, assets and other interests located in Lubbock and Saginaw, Texas, and Memphis, Tennessee, to Ergon for a purchase price of $90.0 million.

Crude Oil Terminalling Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into a future month.  From March of 2016 through February of 2020, the crude oil curve had generally been in a shallow contango or backwardation. In shallow contango or backwardated markets there is no clear incentive for marketers to store crude oil. Despite the shallow contango curve, we have seen increased activity and interests from customers that are regularly turning over their volumes by blending various crude grades and delivering it out of the terminal or customers utilizing the storage for more operational purposes for their downstream operations. As a result of this change in demand factors for Cushing storage, along with the forward price curve moving to a deeper contango in March of 2020, we anticipate a significant increase in demand, which has the potential to affect the volumes, rates and term lengths of our recontracting efforts.

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

During the past two years, we increased our internal crude oil marketing operations activities with the objective of increasing the overall utilization of our Oklahoma crude oil pipeline system. Typically, the volume of crude oil we purchase in a given month will be sold in the same month. However, we have market price exposure for inventory that is carried over month-to-month as well as pipeline linefill we maintain. Since our pipeline tariffs require shippers to carry their share of linefill, our crude oil marketing operations, as a shipper, also carries linefill. We may also be exposed to price risk with respect to the differing qualities of crude oil we transport and our ability to effectively blend them to market specifications.

Operating margin in our crude oil pipeline segment was negative for 2018, and in December 2018, we evaluated our pipeline system for impairment and recorded an impairment expense of $40.7 million.

On May 10, 2018, we, together with affiliates of Ergon and Kingfisher Midstream, LLC (“Kingfisher Midstream”), a subsidiary of Alta Mesa Resources, Inc., announced the execution of definitive agreements to form Cimarron Express Pipeline, See Note 12 to our consolidated financial statements for discussion on the cancellation of this project.

Crude Oil Trucking Services - Crude oil trucking, while potentially influenced by the shape of the crude oil forward price curve, is typically impacted more by overall drilling activity and the ability to have the appropriate level of assets located properly to efficiently move the barrels to delivery points for customers.

On April 24, 2018, we sold our producer field services business, which has been historically reported within the crude oil trucking services segment, and received cash proceeds at closing of approximately $3.0 million and recorded a gain of $0.4 million.

Recent Events

A time line of certain recent events is set forth below.

•	In January 2020, Ergon called the Put related to Cimarron Express Pipeline, and we paid the $12.2 million liability in full.
•	On September 5, 2019, the management committee of Cimarron Express met and voted to terminate the project pipeline, wind up the business of Cimarron Express, distribute to its members the cash and assets of Cimarron Express, and thereafter dissolve the company.
•

In December 2018, we evaluated our pipeline system for impairment and recorded an impairment expense of $40.7 million. We also recorded, on a push-down basis, an impairment expense of $10.0 million related to Ergon’s investment in Cimarron Express (see Note 12 to our consolidated financial statements for additional information related to this impairment expense).

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

Our Revenues

Our revenues consist of (i) terminalling revenues, (ii) gathering and transportation revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. During the year ended December 31, 2019, we derived approximately $36.5 million of our revenues from services we provided to related parties, with $36.2 million and $0.3 million attributable to Ergon and Cimarron Express, respectively.

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

As of March 23, 2020, we have leases and terminalling agreements for all of our 53 asphalt facilities, including 23 facilities under contract with Ergon.  These agreements have, based on a weighted average by remaining fixed revenue, approximately 4.7 years remaining under their terms. One agreement expires at the end of 2020, and the remaining agreements expire at varying times thereafter, through 2026. We operate the asphalt facilities pursuant to terminalling agreements while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

As of March 23, 2020, we have approximately 5.5 million barrels of crude oil storage under service contracts, including 3.3 million barrels of crude oil storage contracts that expire in 2020. The remaining terms on the service contracts that extend beyond 2020 range from 15 months to 21 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract.

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

The following is a summary of our average gathering and transportation volumes for the periods indicated (in thousands of barrels per day):

Year Ended December 31,	Variance
2018	2019	Favorable/(Unfavorable)
Average pipeline throughput volume	25	28	3	12%
Average trucking transportation volume	27	26	(1)	(4)%

In July 2018, we restored service on an out-of-service portion of our Oklahoma system, increasing the transportation capacity of the pipeline system by approximately 20,000 Bpd. See Crude oil pipeline services segment within our results of operations discussion for additional detail. Vitol accounted for 36% and 33% of volumes transported in 2018 and 2019, respectively.

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

Our Expenses

Operating expenses decreased by 9% in 2019 as compared to 2018. This decrease is primarily attributable to the sale of the field services business in April 2018 and three asphalt facilities to Ergon in July 2018, as well as a decrease in depreciation due to certain other asphalt assets reaching the end of their depreciable lives. These decreases were offset by increases related to the asphalt facility acquired in March 2018. General and administrative expenses decreased by 12% in 2019 as compared to 2018. The decrease is primarily due to activity related to a payment made in 2018 to a fraudulent bank account due to a compromise of the vendor’s email system as originally disclosed in the 2018 Form 10-K.  In 2018, we recognized expense for the $0.9 million payment, and in 2019 we received a $0.5 million settlement that decreased expense. Compensation expense also decreased due to changes in personnel. Our interest expense decreased by $0.9 million in 2019 as compared to 2018. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the increase in interest expense in 2019.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of December 31, 2019.

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

•

Crude oil pipeline assets and services.  We currently own and operate one pipeline system. Our Mid-Continent pipeline system, which is located in Oklahoma, consists of a combined length of approximately 611 miles of pipelines that gather crude oil for our customers and transport it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling facilities owned by us and others.

•

Crude oil trucking services.  In addition to our pipelines, we use our 63 owned or leased tanker trucks to gather crude oil in Oklahoma, Kansas and Texas for our customers at remote wellhead locations generally not connected to pipeline and gathering systems and transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems.

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

Ergon Agreements

Twenty-three of our asphalt facilities are contracted to Ergon under multiple agreements. Service revenues under these agreements are primarily based on contracted monthly fees under the applicable agreement at rates, which we believe are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. Agreements for eight of the facilities expire on October 4, 2023, and agreements for the remaining 15 facilities expire on December 31, 2025. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. The Board’s conflicts committee reviewed and approved these agreements in accordance with our procedures for approval of related-party transactions and the provisions of the partnership agreement. For the years ended December 31, 2018 and 2019, we recognized revenues of $48.0 million and $36.1 million, respectively, for services provided to Ergon under these agreements.

Results of Operations

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures that are known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future.  The primary measure used by management is operating margin excluding depreciation and amortization.

Management believes that the presentation of this additional financial measure provides useful information to investors regarding our performance and results of operations because this measure, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow; (ii) provides investors with the financial analytical framework upon which management bases financial, operational, compensation and planning decisions; and (iii) presents measurements that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. This additional financial measure is reconciled to the most directly comparable measures as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our consolidated financial statements and footnotes.

The table below summarizes our financial results for the years ended December 31, 2018 and 2019, and presents a reconciliation of our non-GAAP financial measure reconciled to the most directly comparable GAAP measure:

			Favorable/(Unfavorable)
Operating Results	Year ended December 31,		2018-2019
(dollars in thousands)	2018	2019	$	%
Operating margin, excluding depreciation and amortization
Asphalt terminalling services operating margin	$66,327	$60,360	$(5,967)	(9)%
Crude oil terminalling services operating margin	8,778	11,765	2,987	34%
Crude oil pipeline services operating margin	(3,604)	3,298	6,902	192%
Crude oil trucking services operating margin	(442)	410	852	193%
Total operating margin, excluding depreciation and amortization	71,059	75,833	4,774	7%

Depreciation and amortization	29,359	25,533	3,826	13%
General and administrative expense	15,995	14,095	1,900	12%
Asset impairment expense	53,068	2,476	50,592	95%
Gain on sale of assets	(149)	(453)	304	204%
Operating income (loss)	(27,214)	34,182	61,396	226%

Other income (expenses):
Other income	-	268	268	N/A
Gain on sale of unconsolidated affiliate	2,225	-	(2,225)	(100)%
Interest expense	(16,860)	(15,975)	885	5%
Provision for income taxes	(198)	(63)	135	68%
Net income (loss)	$(42,047)	$18,412	$60,459	144%

Total operating margin excluding depreciation and amortization increased 7% from 2018 to 2019. Asphalt terminalling services operating margin decreased $6.0 million, or 9%, from 2018 to 2019 as a result of the sale of three asphalt facilities to Ergon in July 2018. This decrease was offset by increases in our other operating segments. The increase in our crude oil terminalling services operating margin is primarily due to an increase in rented storage capacity. Margins in our crude oil pipeline services segment reflect the recovery of throughput volumes since the restoration of a portion of our Oklahoma system in July 2018, on which we had suspended service in April 2016 due to the discovery of a pipeline exposure on a riverbed in southern Oklahoma.  In addition, an $0.8 million sale of crude oil product accumulated over time through customer loss allowance deductions for the year ended December 31, 2019, also contributed to the increased margin in our crude oil pipeline services segment; there were no such sales in the same period in 2018. Crude oil trucking services operating margin, excluding depreciation and amortization, improved for the year ended December 31, 2019, due to improved rates beginning in the fourth quarter of 2018 and longer length of hauls transported.

A more detailed analysis of changes in operating margin by segment follows.

Analysis of Operating Segments

Asphalt terminalling services segment

Our asphalt terminalling services segment operations generally consist of fee-based activities associated with providing terminalling services, including storage, blending, processing and throughput services, for liquid asphalt. Revenue is generated through operating lease contracts and storage contracts, throughput and handling contracts.

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

			Favorable/(Unfavorable)
Operating results	Year ended December 31,		2018-2019
(dollars in thousands)	2018	2019	$	%
Service revenue:
Third-party revenue	$26,108	$28,689	$2,581	10%
Related-party revenue	21,686	15,787	(5,899)	(27)%
Lease revenue:
Third-party revenue	41,319	41,712	393	1%
Related-party revenue	25,961	20,443	(5,518)	(21)%
Product sales revenue:
Related-party revenue	482	-	(482)	(100)%
Total revenue	115,556	106,631	(8,925)	(8)%
Operating expense, excluding depreciation and amortization	49,229	46,271	2,958	6%
Operating margin, excluding depreciation and amortization	$66,327	$60,360	$(5,967)	(9)%

The following is a discussion of items impacting our asphalt terminalling services segment operating margin for the periods indicated:

•	Overall revenues decreased for the year ended December 31, 2019, as compared to the year ended December 31, 2018 due to the sale of three asphalt facilities to Ergon in July 2018.
•

Operating expenses in 2019 decreased as compared to 2018 due to the sale of the three asphalt facilities in July 2018, which were offset by increased compensation expense and maintenance and repair expense.

Crude oil terminalling services segment

Our terminalling services segment operations generally consist of fee-based activities associated with providing terminalling services, including storage, blending, processing and throughput services, for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling services segment for the periods indicated:

			Favorable/(Unfavorable)
Operating Results	Year ended December 31,		2018-2019
(dollars in thousands)	2018	2019	$	%
Service revenue:
Third-party revenue	$11,928	$15,365	$3,437	29%
Intersegment revenue	704	931	227	32%
Lease revenue:
Third-party revenue	45	-	(45)	(100)%
Total revenue	12,677	16,296	3,619	29%
Operating expense, excluding depreciation and amortization	3,899	4,531	(632)	(16)%
Operating margin, excluding depreciation and amortization	$8,778	$11,765	$2,987	34%

Average crude oil storage contracted per month at our Cushing terminal (in thousands of barrels)	4,098	5,644	1,546	38%
Average crude oil delivered to our Cushing terminal (in thousands of barrels per day)	48	80	32	67%

The following is a discussion of items impacting our crude oil terminalling services segment operating margin for the periods indicated:

•	Total revenues for 2019 increased compared to 2018 primarily due to an increases in rented storage capacity and crude oil delivered through the terminal.
•	The increase in operating expenses, excluding depreciation and amortization, from 2018 to 2019 is primarily related to increased utility expenses and an increase in maintenance and repair expenses.
•

As of March 23, 2020, we have approximately 5.5 million barrels of crude oil storage under service contracts, including 3.3 million barrels of crude oil storage contracts that expire in 2020. The remaining terms on the service contracts that extend beyond 2020 range from 15 months to 21 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

			Favorable/(Unfavorable)
Operating Results	Year ended December 31,		2018-2019
(dollars in thousands)	2018	2019	$	%
Service revenue:
Third-party revenue	$6,396	$6,691	$295	5%
Related-party revenue	445	266	(179)	(40)%
Lease revenue:
Third-party revenue	484	-	(484)	(100)%
Product sales revenue:
Third-party revenue	235,428	231,051	(4,377)	(2)%
Total revenue	242,753	238,008	(4,745)	(2)%
Operating expense, excluding depreciation and amortization	11,828	10,743	1,085	9%
Operating expense (intersegment)	5,284	6,486	(1,202)	(23)%
Cost of product sales	126,776	83,319	43,457	34%
Related-party cost of product sales	102,469	134,162	(31,693)	(31)%
Operating margin, excluding depreciation and amortization	$(3,604)	$3,298	$6,902	192%

Pipeline transportation services average throughput volume (in thousands of barrels per day)	25	28	3	12%
Crude oil marketing volumes (in thousands of barrels per day)	10	11	1	10%

The following is a discussion of items impacting our crude oil pipeline services segment operating margin for the periods indicated:

•	In July 2018, we restored service on the second Oklahoma pipeline that had been out of service since April 2016 due to a pipeline exposure on a riverbed in southern Oklahoma. This restored our transportation capacity to the full 50,000 barrels per day.
•	Total throughput volumes increased for 2019 as compared to 2018 due to both increased crude oil marketing activities and the restored service on the Oklahoma pipeline system. In addition to the increase in volume, operating margins were positively impacted by improved margins on the crude oil marketing activities. Throughput volumes related to the crude oil marketing business were approximately 40% total throughput for both the years ended December 31, 2018 and 2019. The service revenue for this activity associated with pipeline tariffs is eliminated on an intrasegment basis. Our crude oil pipeline recognized $5.2 million and $6.0 million in intrasegment service revenue in the years ended December 31, 2018 and, 2019, respectively, that is not reflected in revenues in the table above. The changes in product sales revenues, intersegment operating expense, and related-party and third-party cost of product sales are all due to changes in our crude oil marketing business.

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

The following table sets forth our operating results from our crude oil trucking services segment for the periods indicated:

			Favorable/(Unfavorable)
Operating Results	Year ended December 31,		2018-2019
(dollars in thousands)	2018	2019	$	%
Service revenue:
Third-party revenue	$14,324	$11,066	$(3,258)	(23)%
Intersegment revenue	4,580	5,555	975	21%
Lease revenue:
Third-party revenue	219	-	(219)	(100)%
Product sales revenue:
Third-party revenue	10	-	(10)	(100)%
Total revenue	19,133	16,621	(2,512)	(13)%
Operating expense, excluding depreciation and amortization	19,575	16,211	3,364	17%
Operating margin, excluding depreciation and amortization	$(442)	$410	$852	193%

Average volume (in thousands of barrels per day)	27	26	(1)	(4)%

The following is a discussion of items impacting our crude oil trucking services segment operating margin for the periods indicated:

•

Service revenues decreased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, by $2.7 million due to the sale of the producer field services business. This decrease was partially offset by an increase in intersegment revenues for services provided to our crude oil pipeline services segment’s crude oil marketing business.  These volumes transported on an intersegment basis increased from 9,000 barrels per day to 11,000 barrels per day.

•

Operating expense, excluding depreciation and amortization, decreased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, by $2.9 million due to the sale of our producer field services business in April 2018.

Other Income and Expenses

Depreciation and amortization. Depreciation and amortization decreased to $25.5 million for 2019 compared to $29.4 million for 2018. The decrease is primarily the result of assets reaching the end of their depreciable lives as well as the sale of three asphalt facilities in July 2018, partially offset by the acquisition of the asphalt facility in March 2018.

General and administrative expense.  General and administrative expense was $14.1 million for the year ended December 31, 2019, compared to $16.0 million for 2018. The decrease from 2018 to 2019 is primarily due to activity related to a payment made in 2018 to a fraudulent bank account due to a compromise of the vendor’s email system as originally disclosed in the 2018 Form 10-K.  In 2018, we recognized expense for the $0.9 million payment, and in 2019 we received a $0.5 million settlement that decreased expense. Compensation expense also decreased due to changes in personnel.

Asset impairment expense. Asset impairment expense in 2018 and 2019 included $10.0 million and $2.2 million, respectively, related to Cimarron Express. See Note 12 to our consolidated financial statements for more information. The year ended December 31, 2019, also included flood-related impairment expense of $0.3 million. Asset impairment expense in 2018 also included $40.7 million related to a markdown of our pipeline system to its estimated fair value and $1.7 million related to an impairment of our pipeline linefill due to the recoverable value of the linefill as indicated by market rates dropping below our historical average cost per barrel. Other impairments in 2019 were comprised primarily of a write-down of an obsolete truck station.

Gain on sale of assets. Gain on sale of assets was $0.5 million in 2019 and $0.1 million in 2018.  For the year ending December 31, 2019, we sold various surplus assets, including three truck stations, a portion of pipeline linefill, and a 35-mile, standalone portion of the Mid-Continent pipeline system.  Proceeds received during the year for these sales were $5.7 million and resulted in a net gain on sale of assets of $0.5 million.  For the year ending December 31, 2018, a gain of $0.4 million related to the sale of our field services business in April was offset by losses on the sale of pipeline linefill and the sale and disposal of surplus, used property and equipment.

Other income. Other income for the year ended December 31, 2019, relates to insurance recoveries related to flood damages at certain asphalt facilities.

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

Interest expense.  Interest expense was $16.0 million for 2019 compared to $16.9 million for 2018. Interest expense represents interest on borrowings under our credit agreement, as well as amortization of debt issuance costs and unrealized gains and losses related to the change in fair value of interest rate swaps. The following table presents the significant components of interest expense:

			Favorable/(unfavorable)
	Year ended December 31,		2018-2019
	2018	2019	$	%
Credit agreement interest	$15,749	$14,906	$843	5%
Amortization of debt issuance costs	1,015	$1,005	10	1%
Write-off of debt issuance costs	437	$-	437	100%
Interest rate swaps interest income	(129)	$(40)	(89)	(69)%
(Gain) loss on interest rate swaps mark-to-market	(201)	$44	(245)	(122)%
Other	(11)	$60	(71)	(645)%
Total interest expense	$16,860	$15,975	$885	5%

Lower weighted average debt outstanding during 2019 as compared to 2018 was partially offset by higher interest rates.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the years ended December 31, 2018 and 2019 (in millions):

	Year ended December 31,
	2018	2019

Net cash provided by operating activities	$48.8	$49.8
Net cash provided by (used in) investing activities	39.5	(4.3)
Net cash used in financing activities	(89.3)	(46.4)

Operating Activities.  Net cash provided by operating activities was $49.8 million for the year ended December 31, 2019, as compared to $48.8 million for the year ended December 31, 2018. The increase in cash provided by operating activities is primarily the result of changes in net income as described in Results of Operations and in working capital.

Investing Activities.  Net cash used in investing activities was $4.3 million for the year ended December 31, 2019. Net cash used in investing activities included $8.4 million of proceeds from the sale of assets.  Of such proceeds, $2.6 million related to the December 2018 sale of linefill for which the cash consideration was not received until January 2019. Proceeds were offset by capital expenditures. Capital expenditures for the year ended December 31, 2019, included maintenance capital expenditures of $8.9 million, net of reimbursable expenditures of $0.2 million, and expansion capital expenditures of $3.5 million, net of reimbursable expenditures of $0.1 million.

Net cash provided by investing activities was $39.5 million for the year ended December 31, 2018. Net cash provided by investing activities consisted of $95.8 million of proceeds from the sale of assets, including $88.5 million related to the three asphalt facilities sold to Ergon and $2.2 million related to the sale of our investment in Advantage Pipeline. Such proceeds were offset by capital expenditures and acquisitions.  Capital expenditures for the year ended December 31, 2018, included maintenance capital expenditures of $8.7 million, net of reimbursable expenditures of $0.5 million, and expansion capital expenditures of $24.8 million, net of reimbursable expenditures of $0.3 million. Expansion capital expenditures for 2018 included $13.1 million of crude oil pipeline linefill to support our crude oil marketing business’ activities. We also acquired an asphalt facility from a third party for $22.0 million in 2018.

Financing Activities.  Net cash used in financing activities was $46.4 million for the year ended December 31, 2019, and included net payments under our credit agreement of $10.0 million and distributions to unitholders of $34.0 million.

Net cash used in financing activities was $89.3 million for the year ended December 31, 2018. Financing activities for the year ended December 31, 2018, were primarily comprised of net payments under our credit agreement of $42.0 million and distributions to unitholders of $44.7 million.

Our Liquidity and Capital Resources

Cash flows from operations and borrowings under our credit agreement are our primary sources of liquidity. Our ability to borrow funds under our credit agreement may be limited by financial covenants. At December 31, 2019, we had a working capital deficit of $20.5 million. This is primarily a function of our approach to cash management. At December 31, 2019, we had approximately $143.4 million of availability under our revolving loan facility, subject to covenant restrictions, which limited our availability to $60.0 million.  On January 3, 2020, we paid Ergon $12.2 million related to our obligation to purchase Ergon’s interest in Cimarron Express (see Note 12 to our consolidated financial statements for more information).  After giving effect to this payment, we had approximately $267.6 million in borrowings outstanding under the credit facility and were not in violation of any of the covenants thereof.

The Partnership has certain financial covenants associated with its credit agreement which include a maximum permitted consolidated total leverage ratio.  The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of December 31, 2019, is 5.00 to 1.00, and decreases to 4.75 to 1.00 as of March 31, 2020 and thereafter. The Partnership’s consolidated total leverage ratio was 4.05 to 1.00 as of December 31, 2019.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted EBITDA during the assessment period, management believes that it will meet these financial covenants (as described below). However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant.  These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $255.6 million in outstanding debt, as of December 31, 2019, to become immediately due and payable.  If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets. Based on our current forecasts, we believe we will be able to comply with the consolidated total leverage ratio during the assessment period.  However, we cannot make any assurances that we will be able to achieve our forecasts. If we are unable to achieve our forecasts, further actions may be necessary to remain in compliance with our consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales.  We can make no assurances that we would be successful in undertaking these actions, or that we will remain in compliance with the consolidated total leverage ratio during the assessment period.

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

The following table breaks out capital expenditures for the years ended December 31, 2018 and 2019 (in thousands):

	Year ended December 31,
	2018	2019
Acquisitions	$21,959	$-

Expansion capital expenditures	$25,157	$3,592
Reimbursable expenditures	(338)	(93)
Net expansion capital expenditures	$24,819	$3,499

Gross Maintenance capital expenditures	$9,239	$9,155
Reimbursable expenditures	(490)	(223)
Net maintenance capital expenditures	$8,749	$8,932

Expansion capital expenditures for the year ended December 31, 2018, included the purchase of $13.1 million of crude oil pipeline linefill to support our crude oil marketing business’ activities. We currently expect our expansion capital expenditures for organic growth projects to be approximately $2.0 million to $2.5 million and our maintenance capital expenditures to be approximately $7.5 million to $8.0 million, each net of reimbursable expenditures, in 2020. Our sources of liquidity for expansion and maintenance capital expenditures in 2019 were a combination of cash flows from operations and borrowings under our credit agreement, and we expect to use the same sources in 2020.

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

Prior to the date on which we issue qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 5.00 to 1.00 for the fiscal quarter ending December 31, 2019; and 4.75 to 1.00 for the fiscal quarter ending March 31, 2020, and each fiscal quarter thereafter; provided that the maximum permitted consolidated total leverage ratio will be 5.25 to 1.00 for certain quarters after December 31, 2019, based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more).

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

At December 31, 2019, our consolidated total leverage ratio was 4.05 to 1.00 and our consolidated interest coverage ratio was 4.24 to 1.00.  We were in compliance with all covenants of our credit agreement as of December 31, 2019.

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

Estimated Useful Lives
Asset Group	(Years)
Land improvements	10-20
Pipelines and facilities	5-30
Storage and terminal facilities	10-35
Transportation equipment	3-10
Office property and equipment and other	3-30

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

Goodwill. Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but is tested annually for impairment and when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The impairment test is generally based on the estimated discounted future net cash flows of the respective reporting unit, utilizing discount rates and other factors in determining the fair value of the reporting unit.  Inputs in the Partnership’s estimated discounted future net cash flows include existing and estimated future asset utilization, estimated growth rates in future cash flows and estimated terminal values. No impairment expense was recorded in 2018 or 2019.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 21 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by Item 7A.

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm PricewaterhouseCoopers LLP, are set forth on pages F-1 through F-28 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, the principal executive officer and principal financial officer, respectively, of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting. Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in internal control over financial reporting.  There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows information regarding the current directors and executive officers of our General Partner as of March 23, 2020.

Name	Age	Position with Blueknight Energy Partners G.P., L.L.C.
Mark A. Hurley	61	Chief Executive Officer
D. Andrew Woodward	37	Chief Financial Officer
Joel W. Kanvik	50	Chief Legal Officer and Secretary
Michael McLanahan	37	Chief Accounting Officer
Jeffery A. Speer	53	Chief Operating Officer
Duke R. Ligon	78	Director, chairman of the Board and audit committee
Steven M. Bradshaw	71	Director, chairman of the conflicts committee
John A. Shapiro	68	Director, chairman of the compensation committee
W.R. “Lee” Adams	51	Director
Edward D. Brooks	37	Director
Joel D. Pastorek	37	Director
Robert H. Lampton	59	Director
William W. Lampton	64	Director

Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified.  Officers serve at the discretion of the Board. Robert H. Lampton and William W. Lampton are brothers. There are no other family relationships between officers and directors.

Mark A. Hurley became the Chief Executive Officer of our General Partner in September 2012. Mr. Hurley served as the Senior Vice President, Crude Oil and Offshore of Enterprise Products, LLC from 2010 to 2012, where he led the newly formed crude oil and offshore business segment. Mr. Hurley began his career at Shell, where he served from 1981 to 2009, lastly as President of Shell Pipeline Co., LP. Mr. Hurley received his Bachelor of Science in chemical engineering from North Carolina State University.

D. Andrew Woodward became the Chief Financial Officer of our General Partner in April 2019. Mr. Woodward has substantial financial experience across investment banking, corporate development, and corporate finance within the energy and midstream industry. Mr. Woodward previously served as Vice President, Finance and Treasurer of Andeavor Logistics (NYSE: ANDX), where he was appointed by its board of directors to be the principal financial officer. Prior to this appointment, he led investor relations for ANDX and started his career with Andeavor, now Marathon Petroleum, in corporate development leading valuation, structuring and economic analysis on corporate and asset transactions. Before joining Andeavor, Mr. Woodward served as Vice President at RBC Capital Markets within its energy investment banking group where he advised on numerous large scale mergers and acquisitions and capital markets transactions. Mr. Woodward received his Bachelor of Arts in economics and philosophy from Colorado College and his Master of Business Administration from the University of Texas at Austin.

Joel W. Kanvik has served as Chief Legal Officer of our General Partner since November 2016 and as Secretary since September 2018. Mr. Kanvik previously served as the Director of U.S. Law and Assistant Secretary for Enbridge Energy Company, Inc., which he joined in January 2001. He provided legal and business counsel to a family of corporations/limited partnerships, including the development and execution for large-scale construction/acquisition projects, mergers and acquisitions, contracts and licenses, intellectual property, litigation management and corporate governance. Mr. Kanvik received his Bachelor of Arts in political science from Northwestern University and his Juris Doctor from the University of Wisconsin.

Michael McLanahan has served as the Chief Accounting Officer of our General Partner since April 2019.  Mr. McLanahan previously served the Partnership in various accounting roles, including the Corporate Controller, and prior to joining the Partnership, he served as an audit manager for the public accounting firm of Ernst & Young LLP. Mr. McLanahan received his Bachelor of Arts in accounting from Ouachita Baptist University, and is a certified public accountant in the state of Oklahoma.

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

Duke R. Ligon has served as a director of our General Partner since October 2008. He is an attorney and the current owner and manager of Mekusukey Oil Company, LLC. He served as Senior Vice President and General Counsel of Devon Energy Corporation from January 1997 until he retired in February 2007. From February 2007 to February 2010, Mr. Ligon served in the capacity of Strategic Advisor to Love’s Travel Stops & Country Stores, Inc., based in Oklahoma City, Oklahoma, and previously acted as Executive Director of the Love’s Entrepreneurship Center at Oklahoma City University. He is also a member of the board of directors of Heritage Trust Company, Security State Bank (in which he has a 14% beneficial ownership), Cavaloz Holdings, Inc. and Pardus Oil and Gas. He was formerly on the board of directors of PostRock Energy Corporation, System One, Orion California LP, Emerald Oil, Inc., SteelPath MLP, TransMontaigne Partners L.P., Pre-Paid Legal Services, Inc., Panhandle Oil and Gas Inc., Vantage Drilling Company and TEPPCO Partners, L.P. Mr. Ligon received his undergraduate degree in chemistry from Westminster College and his law degree from the University of Texas School of Law. Mr. Ligon was selected to serve as a director on the Board due to his extensive business and leadership experience derived from his background as a director of various companies in the energy industry, as well as his financial and legal expertise.

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

W.R. “Lee” Adams has served as a director of our General Partner since February 2018. Mr. Adams joined Ergon, Inc. as the Vice President of Internal Audit in 2011 and currently serves as Senior Vice President - Finance. He also serves as Chairman of Ergon’s Senior Management Team. He is a certified public accountant in the state of Mississippi and previously worked at Arthur Anderson and Haddox Reid Burkes & Calhoun, PLLC, where he specialized in assurance and advisory services in the areas of oil and gas, manufacturing, investments and employee benefit plans. Mr. Adams received his Bachelor of Accountancy from Mississippi State University, and holds the designations of Chartered Global Management Accountant, Certified Fraud Examiner and Certified Internal Auditor. Mr. Adams currently serves as a member of the advisory council for Mississippi State’s Adkerson School of Accountancy and is the Chairman of the Board of Hartfield Academy. He has previously served as Chairman/President of the Petroleum Accounting Society of Mississippi and of the Mississippi Society of Certified Public Accountants, a 2,600-member trade association for CPAs practicing in the state of Mississippi. Mr. Adams was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

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

Robert H. Lampton has served as a director of our General Partner since October 2016. Mr. Lampton has been with Ergon since 1983, and currently serves as President of the Supply and Distribution Division. He previously served as President of Ergon Terminalling, Inc., Ergon Trucking, Inc., Ergon Marine and Industrial Supply and Ergon Properties, Inc. He is a member of Ergon, Inc.’s board of directors. He was a board member for Mississippi Valley Title Company from 2005 to 2015. Mr. Lampton received his degree in business administration with a minor in business psychology from The University of Mississippi. Mr. Lampton was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

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

Code of Ethics and Business Conduct

Our General Partner has adopted a Code of Business Conduct and Ethics applicable to all of our General Partner’s employees, including all officers, and including our General Partner’s independent directors, who are not employees of our General Partner, with regard to their activities relating to us.  The Code of Business Conduct and Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations.  It also incorporates our expectations of our General Partner’s employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  The Code of Business Conduct and Ethics is publicly available under the “Investors - Corporate Governance - Code of Business Conduct and Ethics” section of our website at www.bkep.com.  The information contained on, or connected to, our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the SEC.  We will also provide a copy of the Code of Business Conduct and Ethics to any of our unitholders without charge upon written request to the attention of Investor Relations at 6060 American Plaza, Suite 600, Tulsa, Oklahoma 74135.  If any substantive amendments are made to the Code of Business Conduct and Ethics, or if we or our General Partner grant any waiver, including any implicit waiver, from a provision of the code to any of our General Partner’s executive officers and directors, we will disclose the nature of such amendment or waiver on that web site or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we believe that all directors, officers, beneficial owners of more than 10% of any class of our securities or any other person subject to Section 16 of the Exchange Act complied with the Section 16(a) filing requirements of them during the year ended December 31, 2019, except for one Form 4 filed late on behalf of one of our officers in June 2019 with respect to one transaction.

Reimbursement of Expenses of our General Partner

Pursuant to our partnership agreement, our General Partner and its affiliates are entitled to receive reimbursement for the payment of expenses related to our operations and for the provision of various general and administrative services for our benefit.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during 2019 and the two most highly compensated executive officers other than the PEO serving at December 31, 2019, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2019, are referred to as the Named Executive Officers (“NEOs”).  The NEOs during 2019 were:

•	Mark A. Hurley, Chief Executive Officer;
•	D. Andrew Woodward, Chief Financial Officer; and
•	Jeffery A. Speer, Chief Operating Officer.

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

Employment Agreements.  Messers. Hurley and Woodward have each entered into an employment agreement with our General Partner or one of its subsidiaries.

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

Employment Agreement of Mr. Woodward. Mr. Woodward’s employment agreement had an initial term of three years that will automatically renew for subsequent one-year periods unless either party gives 90 days advance notice of termination. Pursuant to Mr. Woodward’s employment agreement, Mr. Woodward’s initial annual base salary is $350,000. Pursuant to his offer of employment referenced in his employment agreement, Mr. Woodward also received a $50,000 initial bonus that was paid following 90 days of employment and a $50,000 grant of long-term incentive units that was awarded following 30 days of employment, which will vest June 1, 2022.  The offer of employment also provided for an incentive compensation bonus of $160,000 and a grant of $160,000 of long-term incentive units, both to be awarded as part of the Partnership’s regular March 2020 compensation actions.  Per the offer of employment, the long-term incentive units can be paid in units or cash equivalent, and in March 2020, it was determined to pay $85,000 in units and $75,000 in cash.  The offer of employment also provided for make-whole payments to replace certain lost compensation opportunities with Mr. Woodward’s prior employer totaling $550,000, with $150,000 paid on December 31, 2019, and two installments of $200,000 to be paid on December 31 of 2020 and 2021.  The employment agreement also provides that Mr. Woodward is eligible to participate in any employee benefit plans maintained by the General Partner and is entitled to reimbursement for certain out-of-pocket expenses.  Mr. Woodward has agreed not to disclose any confidential information obtained by him while employed under his employment agreement and has agreed to a one-year post-termination non-solicitation covenant.

Except in the event of termination for Cause as defined therein, termination by Mr. Woodward other than for Good Reason as defined therein, termination after the expiration of the term of Mr. Woodward’s employment agreement or termination due to death or disability, Mr. Woodward’s employment agreement provides for payment of any unpaid base salary and vested or unvested benefits under any incentive plans, a lump sum payment equal to 12 months of base salary, any unpaid make-whole payments and Mr. Woodward will also be entitled to continued participation in our General Partner’s welfare benefit programs for a period of 12 months following termination. Based upon Mr. Woodward’s current base salary and unpaid make-whole payments, the maximum amount of the lump sum severance payment would be approximately $0.8 million, in addition to continued participation in the General Partner’s welfare benefit programs and the amounts of earned but unpaid base salary and benefits under any incentive plans.

Long-Term Incentive Plan. General.  Our General Partner has adopted the Long-Term Incentive Plan (“LTIP”) for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The summary of the LTIP contained herein does not purport to be complete and is qualified in its entirety by reference to the LTIP. The LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. There are currently 4,100,000 common units reserved for issuance under the LTIP, subject to adjustment for certain events.  Units that are canceled, forfeited or withheld to satisfy our General Partner’s tax withholding obligations are available for delivery pursuant to other awards. The LTIP is administered by the compensation committee of the Board. The LTIP has been designed to furnish additional compensation to employees, consultants and directors and to align their economic interests with those of other common unitholders.

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

Unit Purchase Plan. On June 23, 2014, the Partnership’s unitholders approved the Blueknight Energy Partners, L.P. Employee Unit Purchase Plan (the “Unit Purchase Plan”). The Unit Purchase Plan provides employees of the General Partner and its affiliates who perform services for the Partnership the opportunity to acquire or increase their ownership of common units. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage (ranging from 1% to 15%) of their eligible compensation for each pay period withheld for the purchase of common units. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization or similar event pursuant to the terms of the Unit Purchase Plan. The purpose of the Unit Purchase Plan is to promote our interests by providing employees of the General Partner and its affiliates a cost-effective program to enable them to acquire or increase their ownership of common units and to provide a means whereby such individuals may develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests. As of December 31, 2019, 372,795 common units have been delivered under the Unit Purchase Plan.

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the years ended 2019 and 2018.

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Mark A. Hurley	2019	450,000	150,000	—	24,888	624,888
Chief Executive Officer	2018	450,000	150,000	299,866	53,016	952,882
D. Andrew Woodward	2019	238,718	435,000	49,861	63,123	786,702
Chief Financial Officer	2018	—	—	—	—	—
Jeffery A. Speer	2019	285,000	165,000	71,668	48,680	570,348
Chief Operating Officer	2018	274,000	150,000	144,936	63,523	632,459

(1)	Included in Mr. Woodward’s bonus for 2019 is a signing bonus of $50,000 and make-whole payments of $150,000.
(2)

Dollar amounts represent the grant date fair value of awards granted in each year with respect to phantom unit grants under the LTIP. See Note 13 to our consolidated financial statements for assumptions used in calculating these amounts. Mr. Hurley was not granted an award in 2019.

(3)

We provide distribution equivalent rights (“DERs”) under the LTIP, reimbursement of certain deductibles and co-pays for medical expenses and discretionary matching and profit sharing contributions to our 401(k) plan to our NEOs. Mr. Woodward also received a relocation stipend in 2019.  In 2019, payments related to these items were as follows:

	DERs	Relocation	401(k) plan contributions	Other	Total
Mark A. Hurley	$-	$-	$14,000	$10,888	$24,888
D. Andrew Woodward	$3,693	$45,000	$3,628	$10,802	$63,123
Jeffery A. Speer	$17,985	$-	$14,000	$16,695	$48,680

Outstanding Equity Awards at Fiscal Year-End 2019

The following table provides information concerning all outstanding equity awards made to a NEO as of December 31, 2019, including, but not limited to, awards made under our General Partner’s LTIP.

	Stock Awards
Name	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(1)
Mark A. Hurley	—	—	—	(2)	—
D. Andrew Woodward	—	—	46,168	(3)	52,170
Jeffery A. Speer	—	—	62,867	(4)	71,040
	—	—	29,700	(5)	33,561
	—	—	22,504	(6)	25,430

(1)

Market value of awards is calculated as the product of the closing market price of $1.13 of the Partnership’s common units at December 31, 2019, and the number of phantom units outstanding at December 31, 2019.

(2)	Mr. Hurley has no outstanding grants as of December 31, 2019.
(3)	Represents phantom units granted in 2019 under our General Partner’s LTIP. These phantom units will vest on June 1, 2022. All of the distribution equivalent rights associated with these phantom units are currently payable.
(4)

Represents phantom units granted in 2019 under our General Partner’s LTIP. These phantom units will vest on January 1, 2022. All of the distribution equivalent rights associated with these phantom units are currently payable.

(5)

Represents phantom units granted in 2018 under our General Partner’s LTIP. These phantom units will vest on January 1, 2021. All of the distribution equivalent rights associated with these phantom units are currently payable.

(6)	Represents phantom units granted in 2017 under our General Partner’s LTIP. These phantom units vested on January 1, 2020.

Director Compensation for Fiscal Year 2019

	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Name	($)	($)	($)
Duke R. Ligon	201,000	2,675	203,675
Steven M. Bradshaw	193,000	2,675	195,675
John A. Shapiro	193,000	2,675	195,675
Edward D. Brooks(1)	—	—	—
Joel D. Pastorek(1)	—	—	—
W.R. “Lee” Adams(1)	—	—	—
Robert H. Lampton(1)	—	—	—
William W. Lampton(1)	—	—	—

(1)	Affiliated with Ergon.
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

Directors who are not officers or employees of any controlling entity or their affiliates receive compensation for attending meetings of the Board and committees thereof.  Such directors receive the following:

(i)	$75,000 per year as an annual retainer fee paid in cash;
(ii)	$5,000 per year for each Board committee on which such director serves (except that the chairperson of each committee will receive $10,000 per year for serving as chairperson of such committee);
(iii)	$10,000 per year if Chairman of the Board;
(iv)	$2,000 per diem for each Board or committee meeting attended;
(v)	5,000 restricted units upon becoming a director, vesting in one-third increments over a three-year period;
(vi)	2,500 restricted units per year, vesting in one-third increments over a three-year period;
(vii)	reimbursement for out-of-pocket expenses associated with attending Board or committee meetings; and
(viii)	director and officer liability insurance coverage.

In addition, each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of March 23, 2020, held by:

•	each person or group of persons who beneficially own 5% or more of the then outstanding common units or Preferred Units;
•	all of the directors of our General Partner;
•	each NEO of our General Partner; and
•	all current directors and executive officers of our General Partner as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Percentage of total common and Preferred Units beneficially owned is based on 41,034,763 common units and 35,125,202 Preferred Units outstanding as of March 23, 2020.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Percentage of Total Common and Preferred Units Beneficially Owned
Ergon Asphalt & Emulsions, Inc.(2)	2,745,837	6.7%	18,312,968	52.1%	27.7%
Mark A. Hurley	449,989	1.1%	—	—	*
D. Andrew Woodward(4)	50,000	*	—	—	*
Jeffery A. Speer(4)	87,134	*	—	—	*
Duke R. Ligon(3)	75,915	*	—	—	*
Steven M. Bradshaw(3)	54,045	*	—	—	*
John A. Shapiro(3)	52,455	*	—	—	*
W.R. “Lee” Adams(2)(5)	50,000	*	—	—	*
Edward D. Brooks(2)(5)	—	—	—	—	—
Joel D. Pastorek(2)(5)	—	—	—	—	—
Robert H. Lampton(2)(5)	—	—	—	—	—
William W. Lampton(2)(5)	—	—	—	—	—
Blueknight Energy Holding, Inc.(6)	—	—	2,488,789	7.1%	3.3%
Zazove Associates, Inc.(7)	2,970,981	7.2%	—	—	3.9%
Invesco Ltd.(8)	2,940,327	7.2%	—	—	3.9%
DG Capital Management, Inc.(9)	2,384,227	5.8%	1,817,239	5.2%	5.5%
All current executive officers and directors as a group (13 persons)	841,393	2.1%	—	—	1.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 6060 American Plaza, Suite 600, Tulsa, Oklahoma 74135.
(2)

Ergon Asphalt & Emulsions, Inc. owns Ergon Asphalt Holdings, LLC.  The address for Ergon is 2829 Lakeland Drive, Suite 2000, Jackson, Mississippi 39215. Ergon Asphalt Holdings, LLC owns 100% of Blueknight GP Holding, LLC, which owns the membership interest in our General Partner.

(3)	Does not include unvested restricted units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.
(4)	Does not include unvested phantom units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.
(5)	Messrs. Adams, Brooks, Pastorek, R. Lampton and W. Lampton are affiliated with Ergon.
(6)

Blueknight Energy Holding, Inc. is a subsidiary of Vitol. The address for Vitol is 2925 Richmond Avenue, 11th Floor, Houston, Texas 77098. Blueknight Energy Holding, Inc. previously owned 50% of Blueknight GP Holding, LLC, which owns the membership interest in our General Partner, but this ownership was transferred effective October 6, 2016.

(7)	Based on a Schedule 13G filed January 7, 2020, by Zazove Associates, Inc. with the SEC. Their address as reported in such Schedule 13G is 1001 Tahoe Blvd., Incline Village, NV 89451.
(8)	Based on a Schedule 13G filed February 13, 2020 by Invesco Ltd. with the SEC. Their address as reported in such Schedule 13G is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.
(9)	Based on a Schedule 13G/A filed February 11, 2020, by DG Capital Management, LLC with the SEC. The filing was made jointly with Dov Gertzulin, and reports that they have shared voting power with respect to 2,384,227 common units and 1,817,239 Preferred Units. Their address as reported in such Schedule 13G/A is 460 Park Avenue, 22nd Floor, New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans (as of March 23, 2020)

Equity Compensation Plan Information(1)

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,441,038	$—	994,582
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,441,038	$—	994,582

(1)

Our General Partner has adopted and maintains the LTIP and Unit Purchase Plan for employees, consultants and directors of our General Partner and its affiliates who perform services for us.  An aggregate of 1,412,814 phantom units that have been granted under the LTIP to our executive officers and other employees remain outstanding and have not yet vested. Excluding phantom unit grants, the responses are as follows: (a) 28,224, (b) $0 and (c) 2,407,396. No value is shown in column (b) of the table because the phantom units and restricted units do not have an exercise price.  For more information about the LTIP, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Long-Term Incentive Plan.”  As of March 23, 2020, 426,167 common units had been delivered under the Unit Purchase Plan. For more information about the Unit Purchase Plan, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Unit Purchase Plan.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Distributions and Payments to Our General Partner and Its Affiliates

Our General Partner is owned by Ergon, which also owns 18,312,968 of the 35,125,202 outstanding Preferred Units and 2,795,837 of the 41,034,763 outstanding common units, representing an aggregate 27.7% limited partner interest in us as of March 23, 2020.  In addition, our General Partner owns a 1.6% general partner interest in us and the incentive distribution rights.  For a description of the distributions and payments our General Partner is entitled to receive, see “Item 5-Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities-General Partner Interest and Incentive Distribution Rights.”

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

Item 14.    Principal Accountant Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we have paid PricewaterhouseCoopers LLP for independent auditing, tax and related services for each of the last two fiscal years:

	Year ended December 31,
	2018	2019
Audit fees(1)	$695,605	$736,774
Audit-related fees(2)	-	-
Tax fees(3)	266,077	280,705
All other fees(4)	-	-

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

3.2	First Amendment to the Certificate of the Partnership, dated July 18, 2019, (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed on July 22, 2019, and incorporated herein by reference.
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

3.5	First Amendment to the Certificate of Formation of the General Partner, dated July 18, 2019 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed on July 22, 2019, and incorporated herein by reference.
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

4.3	Specimen Series A Preferred Unit Certificate (filed as Exhibit 4.3 to the Partnership’s Current Report on Form 8-K, filed on September 27, 2011, and incorporated herein by reference).
4.4

Amended and Restated Registration Rights Agreement, dated December 1, 2017, by and among Blueknight Energy Partners, L.P., Ergon Asphalt & Emulsions, Inc., Ergon Terminaling, Inc. and Ergon Asphalt Holdings, LLC (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed on December 1, 2017, and incorporated herein by reference).

4.5*	Description of Blueknight Energy Partners, L.P. securities registered under Section 12 of the Exchange Act.
10.1†

Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (as amended and restated effective April 29, 2014) (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on June 27, 2014, and incorporated herein by reference).

10.2*†

First Amendment to the Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan, dated January 17, 2018 (filed as Exhibit 10.7 to the Partnership’s Annual Report on Form 10-K, filed on March 8, 2018, and incorporated herein by reference).

10.3†	Form of Phantom Unit Agreement (for pre-2018 grants) (filed as Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K, filed on March 16, 2011, and incorporated herein by reference).
10.4†	Form of Phantom Unit Agreement (for grants during and after 2018) (filed as Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K, filed on March 8, 2018, and incorporated herein by reference).
10.5†

Form of Director Restricted Common Unit Agreement (for grants during and before 2017) (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference).

10.6†

Form of Director Restricted Common Unit Agreement (for post-2017 grants) (filed as Exhibit 10.11 to the Partnership’s Annual Report on Form 10-K, filed on March 8, 2018, and incorporated herein by reference).

10.7†

Employment Agreement, dated July 19, 2019, between D. Andrew Woodward and BKEP Management, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on July 23, 2019, and incorporated herein by reference).

10.8†*	Offer of Employment Letter, dated March 29, 2019, between D. Andrew Woodard and BKEP Management, Inc.
10.9†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed on May 25, 2007, and incorporated herein by reference).
10.10†

Employment Agreement, dated October 4, 2012, between Mark Hurley and BKEP Management, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K/A, filed on October 4, 2012, and incorporated herein by reference).

10.11†*	Employee Phantom Unit Agreement, dated January 1, 2018, between Mark Hurley and Blueknight Energy Partners G.P., L.L.C.
10.12

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

10.14†

Blueknight Energy Partners, L.P. Employee Unit Purchase Plan, dated to be effective as of June 23, 2014 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on June 27, 2014, and incorporated herein by reference).

10.15

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

10.16

First Amendment to Second Amended and Restated Credit Agreement, dated as of June 28, 2018, by and among the Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed June 29, 2018, and incorporated herein by reference).

10.17#

Storage, Throughput and Handling Agreement, dated October 5, 2016, by and among BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on October 5, 2016, and incorporated herein by reference).

10.18#

First Amendment to the Storage, Throughput and Handling Agreement, dated July 12, 2018, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 13, 2018, and incorporated herein by reference).

10.19	Second Amendment to the Storage, Throughput and Handling Agreement, dated January 8, 2020, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed January 13, 2020, and incorporated herein by reference).
10.20

Amendment to the Storage, Throughput and Handling Agreement, effective January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.18 to the Partnership’s Annual Report on Form 10-K, filed on March 12, 2019, and incorporated herein by reference.

10.21

Amendment to the Storage, Throughput and Handling Agreement, effective March 7, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K, filed on March 12, 2019, and incorporated herein by reference.

10.22#

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

10.25

Second Amendment to Master Facilities Lease Agreement, dated July 2, 2012, by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q, filed on November 2, 2016, and incorporated herein by reference).

10.26

Agreement, dated May 9, 2018, by and between Ergon Terminalling, Inc. and Blueknight Energy Partners, L.P. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 18, 2018, and incorporated herein by reference).

10.27	Membership Interest Purchase Agreement, dated January 2, 2020, by and between Blueknight Energy Partners, L.P. and Ergon, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 6, 2020, and incorporated herein by reference).
10.28

Domestic Crude Oil and Condensate Agreement, dated March 28, 2018, by and between Ergon Oil Purchasing, Inc. and BKEP Supply and Marketing, LLC (filed as Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q, filed August 2, 2018, and incorporated herein by reference).

10.29

Partial Lease Termination No. 5 to Master Facilities Lease Agreement, dated March 7, 2018, by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc (filed as Exhibit 10.26 to the Partnership’s Annual Report on Form 10-K, filed March 8, 2018, and incorporated herein by reference).

10.30

Fifth Amendment to Master Facilities Lease Agreement, dated March 7, 2018, by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc (filed as Exhibit 10.27 to the Partnership’s Annual Report on Form 10-K, filed March 8, 2018, and incorporated herein by reference).

10.31

Lessee Operated Facilities Lease Agreement, dated January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.28 to the Partnership’s Annual Report on Form 10-K, filed on March 12, 2019, and incorporated herein by reference.

10.32	Amendment to Lessee Operated Facilities Lease Agreement, dated January 8, 2020, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 13, 2020, and incorporated herein by reference).
10.33

Owner Operated Storage, Throughput and Handling Agreement, dated January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. filed as Exhibit 10.29 to the Partnership’s Annual Report on Form 10-K, filed on March 12, 2019, and incorporated herein by reference.

10.34	Amendment to Owner Operated Storage, Throughput and Handling Agreement, dated January 8, 2020, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed January 13, 2020, and incorporated herein by reference).
21.1*	List of Subsidiaries of Blueknight Energy Partners, L.P.
23.1*	Consent of PricewaterhouseCoopers, L.L.P.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101**

The following financial information from Blueknight Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Consolidated Balance Sheets as of December 31, 2018 and 2019; (iii) Consolidated Statements of Operations for the years ended December 31, 2018 and 2019; (iv) Consolidated Statement of Changes in Partners’ Capital(Deficit) for the years ended December 31, 2018 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2019; and (vi) Notes to Consolidated Financial Statements.

 _________

*	Filed herewith.
**	Furnished herewith
#

Certain portions of this exhibit are subject to a request for confidential treatment by the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners G.P., L.L.C.
Its General Partner

March 26, 2020	By:	/s/ D. Andrew Woodward
D. Andrew Woodward
Chief Financial Officer

March 26, 2020	By:	/s/ Michael McLanahan
Michael McLanahan
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2020.

Signature	Title

/s/ Mark A. Hurley	Chief Executive Officer and Director (Principal Executive Officer)
Mark A. Hurley

/s/ D. Andrew Woodward	Chief Financial Officer (Principal Financial Officer)
D. Andrew Woodward

/s/ Michael McLanahan	Chief Accounting Officer (Principal Accounting Officer)
Michael McLanahan

/s/ Duke R. Ligon	Director
Duke R. Ligon

/s/ Steven M. Bradshaw	Director
Steven M. Bradshaw

/s/ John A. Shapiro	Director
John A. Shapiro

/s/ W.R. “Lee” Adams	Director
W.R. “Lee” Adams

/s/ Edward D. Brooks	Director
Edward D. Brooks

/s/ Joel D. Pastorek	Director
Joel D. Pastorek

/s/ Robert H. Lampton	Director
Robert H. Lampton

/s/ William W. Lampton	Director
William W. Lampton

INDEX TO BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Blueknight Energy Partners G.P., L.L.C. as the general partner of Blueknight Energy Partners, L.P. and unit holders of Blueknight Energy Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blueknight Energy Partners, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of changes in partners’ capital (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma

March 26, 2020

We have served as the Partnership’s auditor since 2007.

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per unit data)

	As of December 31,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,455	$558
Accounts receivable, net	35,683	23,716
Receivables from related parties, net	1,043	1,110
Other current assets	9,345	8,692
Total current assets	47,526	34,076
Property, plant and equipment, net of accumulated depreciation of $263,554 and $274,404 at December 31, 2018 and 2019, respectively	248,261	232,777
Goodwill	6,728	6,728
Debt issuance costs, net	3,349	2,344
Operating lease assets	-	10,758
Intangibles assets, net	16,834	14,088
Other noncurrent assets	606	1,169
Total assets	$323,304	$301,940
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$3,707	$3,125
Accounts payable to related parties	2,263	2,460
Accrued crude oil purchases	13,949	6,706
Accrued crude oil purchases to related parties	10,219	11,807
Contingent liability with related party (Note 12)	-	12,221
Accrued interest payable	465	293
Accrued property taxes payable	3,089	3,247
Unearned revenue	3,206	1,942
Unearned revenue with related parties	4,835	2,934
Accrued payroll	3,667	4,823
Current operating lease liability	-	2,391
Other current liabilities	3,465	2,627
Total current liabilities	48,865	54,576
Long-term unearned revenue with related parties	1,714	2,149
Other long-term liabilities	4,010	2,417
Contingent liability with related party (Note 12)	10,019	-
Noncurrent operating lease liability	-	8,529
Long-term debt	265,592	255,592
Commitments and contingencies (Note 15)
Partners’ capital (deficit):
Common unitholders (40,424,372 and 40,830,051 units issued and outstanding at December 31, 2018 and 2019, respectively)	370,972	356,777
Preferred Units (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(631,791)	(632,023)
Total partners’ capital (deficit)	(6,896)	(21,323)
Total liabilities and partners’ capital (deficit)	$323,304	$301,940

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Year ended December 31,
	2018	2019
Service revenue:
Third-party revenue	$58,756	$61,811
Related-party revenue	22,131	16,053
Lease revenue:
Third-party revenue	42,067	41,712
Related-party revenue	25,961	20,443
Product sales revenue:
Third-party revenue	235,438	231,051
Related-party revenue	482	-
Total revenue	384,835	371,070
Costs and expenses:
Operating expense	113,890	103,289
Cost of product sales	126,776	83,319
Cost of product sales from related party	102,469	134,162
General and administrative expense	15,995	14,095
Asset impairment expense	53,068	2,476
Total costs and expenses	412,198	337,341
Gain on sale of assets	149	453
Operating income (loss)	(27,214)	34,182
Other income (expenses):
Other income	-	268
Gain on sale of unconsolidated affiliate	2,225	-
Interest expense	(16,860)	(15,975)
Income (loss) before income taxes	(41,849)	18,475
Provision for income taxes	198	63
Net income (loss)	$(42,047)	$18,412

Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income (loss)	$(512)	$337
Preferred interest in net income	$25,115	$25,115
Net loss available to limited partners	$(66,650)	$(7,040)

Basic and diluted net loss per common unit	$(1.61)	$(0.17)

Weighted average common units outstanding - basic and diluted	40,348	40,755

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

	Common	Preferred	General Partner	Total Partners’
	Unitholders	Unitholders	Interest	Capital(Deficit)
Balance, December 31, 2017	$454,358	$253,923	$(703,597)	$4,684
Net income (loss)	(66,818)	25,115	(344)	(42,047)
Equity-based incentive compensation	1,811	-	34	1,845
Distributions	(18,587)	(25,115)	(1,034)	(44,736)
Capital contributions	-	-	183	183
Capital contributions related to sale of terminal assets to Ergon	-	-	72,967	72,967
Proceeds from sale of 61,327 common units pursuant to the Employee Unit Purchase Plan	208	-	-	208
Balance, December 31, 2018	$370,972	$253,923	$(631,791)	$(6,896)
Net income (loss)	(6,990)	25,115	287	18,412
Equity-based incentive compensation	953	-	20	973
Distributions	(8,334)	(25,115)	(539)	(33,988)
Proceeds from sale of 161,971 common units pursuant to the Employee Unit Purchase Plan	176	-	-	176
Balance, December 31, 2019	$356,777	$253,923	$(632,023)	$(21,323)

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2019
Cash flows from operating activities:
Net income (loss)	$(42,047)	$18,412
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,359	25,533
Intangible asset impairment charge	189	-
Amortization and write-off of debt issuance costs	1,451	1,005
Unrealized gain related to interest rate swaps	(201)	44
Fixed asset impairment charge	42,860	274
Other impairment charge (Note 12)	10,019	2,202
Gain on sale of assets	(149)	(453)
Gain on sale of unconsolidated affiliate	(2,225)	-
Equity-based incentive compensation	1,845	973
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(25,452)	9,325
Decrease (increase) in receivables from related parties	2,027	(67)
Decrease in other current assets	3,399	2,628
Decrease in other non-current assets	442	2,964
Decrease in accounts payable	(592)	(702)
Increase (decrease) in payables to related parties	342	(282)
Increase (decrease) in accrued crude oil purchases	13,949	(7,243)
Increase in accrued crude oil purchases to related parties	10,219	1,588
Decrease in accrued interest payable	(229)	(172)
Increase in accrued property taxes	1,031	158
Increase (decrease) in unearned revenue	785	(1,961)
Increase (decrease) in unearned revenue from related parties	5,714	(1,966)
Increase (decrease) in accrued payroll	(2,452)	1,156
Decrease in other accrued liabilities	(1,500)	(3,579)
Net cash provided by operating activities	48,784	49,837
Cash flows from investing activities:
Acquisitions	(21,959)	-
Capital expenditures	(34,400)	(12,746)
Proceeds from sale of assets	5,051	8,410
Proceeds from sale of terminal assets to Ergon	88,538	-
Proceeds from sale of unconsolidated affiliate	2,225	-
Net cash provided by (used in) investing activities	39,455	(4,336)
Cash flows from financing activities:
Payments on other financing activities	(2,550)	(2,586)
Debt issuance costs	(358)	-
Borrowings under credit agreement	324,000	291,000
Payments under credit agreement	(366,000)	(301,000)
Proceeds from equity issuance	208	176
Capital contributions	183	-
Distributions	(44,736)	(33,988)
Net cash used in financing activities	(89,253)	(46,398)
Net decrease in cash and cash equivalents	(1,014)	(897)
Cash and cash equivalents at beginning of period	2,469	1,455
Cash and cash equivalents at end of period	$1,455	$558

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$(715)	$1,590
Non-cash change in assets and liabilities due to settlement items related to the sale of terminal assets to Ergon	$(1,308)	$-
Increase in accrued liabilities related to insurance premium financing agreement	$2,184	$2,356
Cash paid for interest, net of amounts capitalized	$16,088	$15,150
Cash paid for income taxes	$133	$227

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

The accompanying consolidated financial statements and related notes present and discuss the Partnership’s consolidated financial position as of December 31, 2018 and 2019, and the consolidated results of the Partnership’s operations, cash flows and changes in partners’ capital (deficit) for the years ended December 31, 2018 and 2019. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

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

ACCOUNTS RECEIVABLE - The majority of the Partnership’s accounts receivable relates to its crude oil pipeline services segment, specifically the crude oil marketing business. Accounts receivable included in the consolidated balance sheets are reflected net of the allowance for doubtful accounts of less than $0.1 million at both December 31, 2018 and 2019.

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

The Partnership has contractual obligations to perform dismantlement and removal activities in the event that some of its liquid asphalt terminalling assets are abandoned (see Note 15).  Such obligations are recognized in the period incurred if reasonably estimable.

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

During the year ended December 31, 2019, the Partnership recognized fixed asset impairment expenses of approximately $0.3 million related to the flood damage at certain asphalt facilities.  The Partnership recognized $2.2 million in impairment charges during the year ended December 31, 2019, due to changes in estimates and accrued interest related to Ergon’s investment in Cimarron Pipeline, for which it also recognized a $10.0 million impairment during the year ended December 31, 2018.  See Note 12 for more information.  During the year ended December 31, 2018, the Partnership also recognized fixed asset impairment expenses of approximately $40.7 million related to a markdown of our pipeline system to estimated fair value, $1.7 million related to the market value of its pipeline linefill assets and $0.4 million related to the value of obsolete trucking stations in Oklahoma and Colorado.

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

The substantial or extended decline in crude oil commodity prices could result in impairments of the Partnership’s assets in the future.

EQUITY METHOD INVESTMENTS - The Partnership’s approximate 30% ownership investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership had significant influence but not control, was accounted for by the equity method. The Partnership did not consolidate any part of the assets or liabilities of its equity method investee. On April 3, 2017, Advantage Pipeline was acquired by a joint venture formed by affiliates of Plains All American Pipeline, L.P. and Noble Midstream Partners LP. The Partnership’s share of net income or loss is reflected as one line item on the Partnership’s consolidated statements of operations entitled “Equity earnings in unconsolidated affiliate” and increased or decreased, as applicable, the carrying value of the Partnership’s investment in the unconsolidated affiliate on the consolidated balance sheets. Distributions to the Partnership reduced the carrying value of its investment and are reflected in the Partnership’s consolidated statements of cash flows in the line item “Distributions from unconsolidated affiliate.” In turn, contributions increased the carrying value of the Partnership’s investment and were reflected in the Partnership’s consolidated statements of cash flows in investing activities. See Note 5 for additional information.

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

Changes in the carrying amount of goodwill are summarized below for the periods indicated (in thousands):

Asphalt
Terminalling Services
Balance, December 31, 2017	$3,870
Acquisition	2,858
Balance, December 31, 2018	$6,728

There were no changes to the carrying amount of goodwill in 2019. Impairment testing indicated there was no impairment of goodwill in 2018 or in 2019.

ENVIRONMENTAL MATTERS - Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Partnership had loss contingencies related to environmental matters of $0.2 million and $0.1 million as of December 31, 2018 and 2019, respectively.

REVENUE RECOGNITION - The Partnership recognizes service and product sales revenue in accordance with ASC 606.  On January 1, 2019, the Partnership adopted the new accounting standard ASC 842 - Leases and all related amendments (“new lease standard”) using the modified retrospective method. Results for reporting periods beginning on January 1, 2019, are presented under the new lease standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under ASC 840 - Leases. See Note 4 for detailed discussion regarding the Partnership’s revenue recognition policies.

INCOME AND OTHER TAXES - For federal and most state income tax purposes, the majority of income, gains, losses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership and are subject to income tax at the individual partner level. The Partnership is subject to the Texas state franchise (margin) tax, and the earnings associated with the Partnership’s taxable subsidiary are subject to federal and state income taxes. The Partnership has estimated its liability related to these taxes to be $0.2 million and $0.1 million for the years ended December 31, 2018 and 2019, respectively. This liability is reflected on the Partnership’s consolidated statements of operations as “Provision for income taxes.” See Note 20 for a discussion of certain risks related to the Partnership’s ability to be treated as a partnership for federal income tax purposes.

STOCK-BASED COMPENSATION - The Partnership’s general partner adopted the Blueknight Energy Partners G.P. L.L.C. Long-Term Incentive Plan (the “LTIP”), under which 4.1 million units are reserved for issuance, subject to adjustment for certain events. The compensation committee of the Board administers the LTIP.  Although other types of awards are contemplated under the LTIP, awards issued to date include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. Certain of the phantom unit awards also include distribution equivalent rights (“DERs”). A DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Cash distributions paid on DERs are accounted for as partnership distributions. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period.

The Partnership classifies unit award grants as either equity or liability awards. All award grants made under the LTIP from its inception through December 31, 2019, have been classified as equity awards. Fair value for award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period of unit award grants, which generally is the vesting period. Fair value for equity awards is calculated as the closing price of the Partnership’s common units representing limited partner interests in the Partnership (“common units”) on the grant date and is reduced by the present value of estimated cash distributions to be paid on common units during the vesting period to the extent a unit award does not include DERs. Compensation expense related to unit-based payments is included in operating and general and administrative expenses on the Partnership’s consolidated statements of operations.

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

The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from
	Contracts with	Revenue from
	Customers(1)	Leases
2020	$31,879	$56,114
2021	30,209	55,017
2022	23,198	44,262
2023	17,605	35,289
2024	8,040	18,141
Thereafter	6,719	17,575
Total revenue related to future performance obligations	$117,650	$226,398

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of December 31, 2019.

The Partnership recognized variable lease consideration of $5.1 million and $6.1 million for the years ended December 31, 2018 and 2019, respectively, under operating lease agreements.  Of the variable lease consideration, $2.6 million and $2.7 million related to reimbursement revenues for the years ended December 31, 2018 and 2019, respectively.

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

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers for each operating segment by revenue type is presented as follows (in thousands):

	Year ended December 31, 2018
	Asphalt	Crude Oil	Crude Oil	Crude Oil
	Terminalling	Terminalling	Pipeline	Trucking
	Services	Services	Services	Services	Total
Third-party revenue:
Fixed storage, throughput and other revenue	$18,100	$10,966	$-	$-	$29,066
Variable throughput revenue	918	962	-	-	1,880
Variable reimbursement revenue	7,090	-	-	-	7,090
Crude oil transportation revenue	-	-	6,396	14,324	20,720
Crude oil product sales revenue	-	-	235,428	10	235,438
Related-party revenue:
Fixed storage, throughput and other revenue	15,352	-	215	-	15,567
Variable throughput revenue	762	-	-	-	762
Variable reimbursement revenue	5,572	-	230	-	5,802
Product sales revenue	482	-	-	-	482
Total revenue from contracts with customers	$48,276	$11,928	$242,269	$14,334	$316,807

	Year ended December 31, 2019
	Asphalt	Crude Oil	Crude Oil	Crude Oil
	Terminalling	Terminalling	Pipeline	Trucking
	Services	Services	Services	Services	Total
Third-party revenue:
Fixed storage, throughput and other revenue	$20,334	$13,065	$-	$-	$33,399
Variable throughput revenue	1,234	2,300	-	-	3,534
Variable reimbursement revenue	7,121	-	-	-	7,121
Crude oil transportation revenue	-	-	6,691	11,066	17,757
Crude oil product sales revenue	-	-	231,051	-	231,051
Related-party revenue:
Fixed storage, throughput and other revenue	11,314	-	229	-	11,543
Variable reimbursement revenue	4,473	-	37	-	4,510
Total revenue from contracts with customers	$44,476	$15,365	$238,008	$11,066	$308,915

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivable and unearned revenue (contract liabilities) on the consolidated balance sheets as noted in the contract discussions above. Accounts receivable are reflected in the line items “Accounts receivable” and “Receivables from related parties” on the consolidated balance sheets. Unearned revenue is included in the line items “Unearned revenue,” “Unearned revenue with related parties,” “Long-term unearned revenue with related parties” and “Other long-term liabilities” on the consolidated balance sheets.

Billed accounts receivable from contracts with customers were $34.6 million and $23.2 million at December 31, 2018 and 2019, respectively.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $5.9 million and $3.0 million at December 31, 2018 and 2019, respectively. For the year ended December 31, 2019, the Partnership recognized $2.8 million of revenues that were previously included in the unearned revenue balance for services provided during the period.

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

The Partnership’s investment in Advantage Pipeline, L.L.C. (“Advantage Pipeline”), over which the Partnership had significant influence but not control, was accounted for by the equity method. The Partnership did not consolidate any part of the assets or liabilities of Advantage Pipeline. On April 3, 2017, Advantage Pipeline was acquired by a joint venture formed by affiliates of Plains All American Pipeline, L.P. and Noble Midstream Partners LP. The Partnership received cash proceeds at closing from the sale of its approximate 30% equity ownership interest in Advantage Pipeline of approximately $25.3 million and recorded a gain on the sale of the investment of $4.2 million. Approximately 10% of the gross sale proceeds were held in escrow, subject to certain post-closing settlement terms and conditions. The Partnership received approximately $1.1 million of the funds held in escrow in August 2017, and approximately $2.2 million for its pro rata portion of the remaining net escrow proceeds in January 2018. The Partnership’s proceeds were used to prepay revolving debt (without a commitment reduction). As of December 31, 2019, the Partnership had no equity investments.

6.	PROPERTY, PLANT AND EQUIPMENT

	Estimated
	Useful Lives	As of December 31,
	(Years)	2018	2019
		(dollars in thousands)
Land	N/A	$24,705	$24,705
Land improvements	10-20	5,758	5,831
Pipelines and facilities	5-30	116,155	105,985
Storage and terminal facilities	10-35	321,096	328,092
Transportation equipment	3-10	2,798	3,613
Office property and equipment and other	3-20	26,980	27,292
Pipeline linefill and tank bottoms	N/A	10,297	8,148
Construction-in-progress	N/A	4,026	3,515
Property, plant and equipment, gross		511,815	507,181
Accumulated depreciation		(263,554)	(274,404)
Property, plant and equipment, net		$248,261	$232,777

Plant, property and equipment under operating leases at December 31, 2019, in which the Partnership is the lessor, had a cost basis of $287.7 million and accumulated depreciation of $181.4 million.

Depreciation expense for the years ended December 31, 2018 and 2019 was $26.9 million and $22.5 million, respectively.

During the year ended December 31, 2019, the Partnership sold various surplus assets, including three truck stations, a portion of pipeline linefill, and a 35-mile, standalone portion of its Mid-Continent pipeline system.  Proceeds received during the year for these sales were $5.7 million and resulted in a net gain on sale of assets of $0.5 million.  In addition, proceeds received during the year ended ended December 31, 2019, included $2.6 million related to a sale of pipeline linefill in December 2018 for which the proceeds were received in January 2019.

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

On March 7, 2018, the Partnership acquired an asphalt terminalling facility located in Oklahoma from a third party for $22.0 million.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net of accumulated amortization, consist of the following:

	As of December 31,
	2018	2019
	(in thousands)
Customer relationships	$19,214	$19,214
Deferred charges related to pipeline connection agreements	2,716	2,653
Intangible assets, gross	21,930	21,867
Accumulated amortization of intangible assets	(5,096)	(7,779)
Intangible assets, net	$16,834	$14,088

Amortization expense related to intangibles for the years ended December 31, 2018 and 2019, was $2.5 million and $2.7 million, respectively. The estimated aggregate future amortization expense on amortizable intangible assets currently owned by the Partnership is as follows (in thousands):

For year ending:
December 31, 2020	$2,746
December 31, 2021	2,746
December 31, 2022	2,746
December 31, 2023	1,321
December 31, 2024	1,321
Thereafter	3,208
Total estimated aggregate amortization expense	$14,088

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

8.	DEBT

On May 11, 2017, the Partnership entered into an amended and restated credit agreement. On June 28, 2018, the credit agreement was amended to, among other things, reduce the revolving loan facility from $450.0 million to $400.0 million and amend the maximum permitted consolidated total leverage ratio as discussed below.

As of March 23, 2020, approximately $273.6 million of revolver borrowings and $1.0 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with available capacity of approximately $125.4 million for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement. The proceeds of loans made under the amended and restated credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

Prior to the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio will be 5.00 to 1.00 for the fiscal quarter ending and December 31, 2019, and 4.75 to 1.00 for the fiscal quarter ending March 31, 2020, and each fiscal quarter thereafter; provided that the maximum permitted consolidated total leverage ratio may be increased to 5.25 to 1.00 for certain quarters after December 31, 2019, based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more).

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

At December 31, 2019, the Partnership’s consolidated total leverage ratio was 4.05 to 1.00 and the consolidated interest coverage ratio was 4.24 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of December 31, 2019.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted EBITDA during the assessment period, management believes that it will meet these financial covenants. However, the Partnership cannot make any assurances that it will be able to achieve management’s forecasts. If the Partnership is unable to achieve management’s forecasts, further actions may be necessary to remain in compliance with the Partnership’s consolidated total leverage ratio covenant, including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales.  The Partnership can make no assurances that it would be successful in undertaking these actions, or that the Partnership will remain in compliance with the consolidated total leverage ratio during the assessment period.  Additionally, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant.  These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $255.6 million in outstanding debt, as of December 31, 2019, to become immediately due and payable.  If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets.

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

Upon the execution of the first amendment to its credit agreement in June 2018, the Partnership expensed $0.4 million of debt issuance costs due to the reduction in available borrowing capacity. During the year ended December 31, 2018, the Partnership capitalized debt issuance costs related to its credit agreement of $0.4 million. The debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for both of the years ended December 31, 2018 and 2019, was $1.0 million.

During the years ended December 31, 2018 and 2019, the weighted average interest rate under the Partnership’s credit agreement, excluding the $0.4 million of debt issuance costs that were expensed as described above, was 5.49% and 6.00%, respectively, resulting in interest expense of approximately $16.8 million and $15.9 million, respectively.

The Partnership is exposed to market risk for changes in interest rates related to its credit agreement. Interest rate swap agreements are sometimes used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. As of December 31, 2019, the Partnership had no interest rate swap agreements; interest rate swap agreements with notional amounts totaling $100.0 million matured on January 28, 2019. During the years ended December 31, 2018 and 2019, the Partnership recorded swap interest income of less than $0.1 million for both periods. The interest rate swaps did not receive hedge accounting treatment under ASC 815 - Derivatives and Hedging.

The following provides information regarding the Partnership’s assets and liabilities related to its interest rate swap agreements as of the periods indicated (in thousands):

		Fair Value of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Derivatives
		December 31, 2018
Interest rate swap assets - current	Other current assets	$44

 Changes in the fair value of the interest rate swaps are reflected in the consolidated statements of operations as follows (in thousands):

Derivatives Not Designated as	Location of Gain(Loss) Recognized in Net	Amount of Gain(Loss) Recognized
Hedging Instruments	Income on Derivatives	in Net Income on Derivatives
		Year ended December 31,
		2018	2019
Interest rate swaps	Interest expense	$201	$(44)

9.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Year ended December 31,
	2018	2019
Net income (loss)	$(42,047)	$18,412
General partner interest in net income (loss)	(512)	337
Preferred interest in net income	25,115	25,115
Net loss available to limited partners	$(66,650)	$(7,040)

Basic and diluted weighted average number of units:
Common units	40,348	40,755
Restricted and phantom units	1,011	1,023
Total units	41,359	41,778

Basic and diluted net loss per common unit	$(1.61)	$(0.17)

10.	PARTNERS’ CAPITAL(DEFICIT) AND DISTRIBUTIONS

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

•	thereafter, 50.4% to all unitholders holding common units or Class B units, pro rata, and 49.6% to the general partner.

Distributions are also paid to the holders of restricted units and phantom units as disclosed in Note 13.

The Partnership paid the following distributions on the Preferred Units during the years ended December 31, 2018 and 2019 (in thousands):

Year			Paid to Preferred	Partner
Paid	Periods Covered	Total	Unitholders	Paid to General
2018	Quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018	$25,523	$25,115	$408
2019	Quarters ending December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019	$25,521	$25,115	$406

In addition, on January 22, 2020, the Board approved a cash distribution of $0.17875 per outstanding Preferred Unit for the quarter ending December 31, 2019.  The Partnership paid this distribution on the Preferred Units on February 14, 2020, to unitholders of record as of February 4, 2020. The total distribution was approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

The Partnership paid the following distributions on the common units during the years ended December 31, 2018 and 2019 (in thousands):

Year			Paid to Common	Paid to General	Paid to Phantom and Restricted Unitholders Under
Paid	Periods Covered	Total	Unitholders	Partner	the LTIP
2018	Quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018	$19,213	$18,154	$626	$433
2019	Quarters ending December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019	$8,468	$8,150	$135	$183

In addition, on January 22, 2020, the Board approved a cash distribution of $0.04 per outstanding common unit for the quarter ending December 31, 2019. The distribution was paid on February 14, 2020, to unitholders of record as of February 4, 2020. The total distribution was approximately $1.7 million, with approximately $1.6 million paid to the Partnership’s common unitholders and less than $0.1 million paid to the both the Partnership’s general partner and holders of phantom and restricted units pursuant to awards granted under the LTIP.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Significant customers are defined as those who represent 10% or more of our total consolidated revenues during the year.

For the year ended December 31, 2018, Ergon accounted for approximately 13% of the Partnership’s total revenues, which were earned in the asphalt terminalling services segment and the crude oil pipeline services segment. One third-party customer accounted for approximately 10% of the Partnership’s total revenues, which were earned in all of the Partnership’s operating segments. In addition, two other third-party customers each accounted for 15% of the Partnership’s total revenues, which were all earned in the crude oil pipeline services segment.

For the year ended December 31, 2019, Ergon accounted for approximately 10% of the Partnership’s total revenues, all of which were earned in asphalt terminalling services. One third-party customer accounted for approximately 65% of the Partnership’s total revenues, which were earned in the crude oil storage segment, the crude oil pipeline services segment, and the crude oil trucking services segment.

12.	RELATED-PARTY TRANSACTIONS

The Partnership leases facilities to Ergon and provides liquid asphalt terminalling services to Ergon. For the years ended December 31, 2018 and 2019, the Partnership recognized revenues of $48.5 million and $36.2 million, respectively, for services provided to Ergon. See additional discussion below regarding material asphalt operating lease contracts and storage, throughput and handling contracts. As of December 31, 2018 and 2019, the Partnership had receivables from Ergon of $1.0 million and $1.1 million, respectively.

In May 2018, the Partnership, along with Kingfisher Midstream and Ergon, announced the execution of definitive agreements to form Cimarron Express.  Cimarron Express was planned to be a new 16-inch diameter, 65-mile crude oil pipeline running from northeastern Kingfisher County, Oklahoma to the Partnership’s Cushing, Oklahoma crude oil terminal, with an original anticipated in-service date in the second half of 2019.   Ergon formed a Delaware limited liability company, Ergon - Oklahoma Pipeline, LLC (“DEVCO”), which held Ergon’s 50% membership interest in Cimarron Express. The Partnership and Ergon had an agreement (the “Agreement”) that gave each party certain rights to obligate the counterparty to either sell or purchase the outstanding membership interests in DEVCO for a purchase price computed by taking Ergon’s total investment in Cimarron Express plus interest, subject to certain terms and conditions as described in the Agreement.

In December 2018, the Partnership and Ergon were informed that Kingfisher Midstream made the decision to suspend future investments in Cimarron Express as Kingfisher Midstream determined that the anticipated volumes from the dedicated acreage, and the resultant project economics, did not support additional investment from Kingfisher Midstream. As of December 31, 2018, Cimarron Express had spent approximately $30.6 million on the pipeline project, primarily related to the purchase of steel pipe and equipment, rights-of-way and engineering and design services. Cimarron Express recorded a $20.9 million impairment charge in the fourth quarter of 2018 to reduce the carrying amount of its assets to their estimated fair value. Ergon recorded a $10.0 million other-than-temporary impairment on its investment in Cimarron Express as of December 31, 2018, to reduce its investment to its estimated fair value. In April 2019, certain assets from the project were sold to a third party for approximately $1.4 million over the fair market value that was estimated at December 31, 2018.  The Partnership considered the SEC staff’s opinions outlined in SAB 107 Topic 5.T Accounting for Expenses or Liabilities Paid by Principal Stockholders, and, as the Agreement was designed to have the Partnership, ultimately and from the onset, bear any risk of loss on the construction of the pipeline project and eventually own a 50% interest in the pipeline, the Partnership recorded the impact of these transactions on a push-down basis based on Ergon’s 50% interest in Cimarron Express. During the years ended December 31, 2018 and 2019, the Partnership recorded impairment expense of $10.0 million and $2.2 million related to the Agreement, respectively, as well as a related contingent liability payable to Ergon.  The impairment for 2019 included a change in estimate and accrued interest.

Ergon’s interest in DEVCO included its capital contributions, its share of the cash received for the assets sale discussed above and internal Ergon labor costs, which brought its investment in DEVCO to approximately $10.2 million through December 31, 2019. The Partnership’s contingent liability as of December 31, 2019, consists of Ergon’s $10.2 million investment plus accrued interest of $2.0 million.  On January 2, 2020, Ergon exercised its right under the Agreement to require the Partnership to purchase the outstanding member interest in DEVCO, and the Partnership paid the amount in full on January 3, 2020.

Effective April 1, 2018, the Partnership entered into an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the years ended December 31, 2018 and 2019,  the Partnership made purchases of crude oil under this agreement totaling $108.8 million and $133.5 million, respectively. As of December 31, 2019, the Partnership had payables to Ergon related to this agreement of $11.8 million related to the December crude oil settlement cycle, and this balance was paid in full on January 21, 2020.

Ergon 2017 Lubbock and Saginaw Storage and Handling Agreement

In September 2016, the Partnership and Ergon entered into a storage, throughput and handling agreement pursuant to which the Partnership provides Ergon storage and terminalling services at the Lubbock and Saginaw asphalt facilities. The term of this agreement commenced on January 1, 2017, and was to continue for six years. In July 2018, the Partnership sold the Lubbock and Saginaw facilities to Ergon and this agreement was terminated. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the year ended December 31, 2018, the Partnership generated revenues under this agreement of $6.7 million.

Ergon 2016 Storage and Handling Agreement

In October 2016, the Partnership and Ergon entered into a storage, throughput and handling agreement (the “Ergon 2016 Storage and Handling Agreement”) pursuant to which the Partnership provides Ergon storage and terminalling services at nine asphalt facilities. In July 2018, the Partnership sold one of the facilities to Ergon and the agreement was amended accordingly.  The term of the Ergon 2016 Storage, Throughput and Handling Agreement commenced on October 5, 2016, and currently expires, as amended, on December 31, 2025. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the years ended December 31, 2018 and 2019, the Partnership generated revenue under this agreement of $24.8 million and $20.0 million, respectively.

Ergon Fontana and Las Vegas Storage Throughput and Handling Agreement

In October 2016, the Partnership and Ergon entered into a storage, throughput and handling agreement (the “Ergon Fontana and Las Vegas Storage Throughput and Handling Agreement”) pursuant to which the Partnership provides Ergon storage and terminalling services at two asphalt facilities. The original Ergon Fontana and Las Vegas Master Facilities Lease Agreement commenced on May 18, 2009, and was a part of Ergon Master Facilities Lease and Sublease Agreement. See Ergon Master Facilities Lease and Sublease Agreement for additional detail regarding prior terms and conditions. The term of the Ergon Fontana and Las Vegas Storage Throughput and Handling Agreement commenced on October 5, 2016, and expired on December 31, 2018. A new agreement was executed in March 2019 with an effective date of January 1, 2019, and currently expires, as amended, on December 31, 2025. The Board’s conflicts committee reviewed and approved these agreements in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the years ended December 31, 2018 and 2019, the Partnership generated revenues under this agreement of $6.6 million and $6.0 million, respectively.

Ergon Lessee Operated Facility Lease Agreement and Previous Agreements

In March 2019, the Partnership and Ergon entered into a facilities lease agreement (the “Ergon Lessee Operated Facility Lease Agreement”) covering 12 facilities.  This agreement was effective January 1, 2019, and currently expires, as amended, on December 31, 2025.  The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement.  During the year ended December 31, 2019, the Partnership generated revenues under this agreement of $8.3 million.  The facilities covered by this agreement were previously accounted for under two separate agreements, the Ergon Master Facilities Lease and Sublease Agreement and the Ergon Master Facilities Sublease and Sublicense Agreement.

The Ergon Master Facilities Lease and Sublease Agreement, pursuant to which the Partnership leased Ergon certain facilities, was executed in May 2009. The original term of the Ergon Master Facilities Lease and Sublease Agreement commenced on May 18, 2009, for two years, until December 31, 2011. The Ergon Master Facilities Lease and Sublease Agreement was amended and extended several times and encompassed eight facilities through June 2018. In July 2018, the Partnership sold one of the facilities covered by this agreement and it was amended to remove that facility. This agreement expired on December 31, 2018, at which time the Ergon Lessee Operated Facility Lease Agreement was executed.  During the year ended December 31, 2018, the Partnership generated revenues under the Ergon Master Facilities Lease and Sublease Agreement of $5.3 million.

The Ergon Master Facilities Sublease and Sublicense Agreement was executed in November 2010 and consolidated multiple sublease and sublicense agreements covering five facilities into one agreement.  The original multiple agreements had original terms that commenced on May 18, 2009, for two years, until December 31, 2011. The Ergon Master Facilities Sublease and Sublicense Agreement was amended in June 2015 and expired on December 31, 2018, at which time the Ergon Lessee Operated Facility Lease Agreement was executed.  During the year ended December 31, 2018, the Partnership generated revenues under the Ergon Master Facilities Sublease and Sublicense Agreement of $2.8 million.

13.	LONG-TERM INCENTIVE PLAN

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

In connection with each anniversary of joining the Board, restricted common units are granted to the independent directors. The units vest in one-third increments over three years. The following table includes information on grants made to the directors under the LTIP subject to vesting requirements:

		Weighted Average	Grant Date Total Fair
	Number of	Grant Date Fair	Value
Grant Date	Units	Value	(in thousands)
December 2017	15,306	$4.85	$74
December 2018	23,436	$1.20	$28
December 2019	7,500	$1.07	$8

In addition, in December 2018, the independent directors received a common unit grant that had no vesting requirement as part of their compensation. With a weighted average grant date fair value of $1.20, the 21,875 units issued had a grant date total fair value of less than $0.1 million.

The Partnership also grants phantom units to employees. These grants are equity awards under ASC 718 – Stock Compensation and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The following table includes information on the outstanding grants:

		Weighted Average	Grant Date Total Fair
	Number of	Grant Date Fair	Value
Grant Date	Units	Value	(in thousands)
March 2017	323,339	$7.15	$2,312
March 2018	396,536	$4.77	$1,891
March 2019	524,997	$1.14	$598
June 2019	46,168	$1.08	$50

The unrecognized estimated compensation cost relating to outstanding phantom and restricted units at December 31, 2019, was $0.9 million, which will be recognized over the remaining vesting period. On January 1, 2020, 227,701 units of the March 2017 grant vested.

The Partnership’s equity-based incentive compensation expense for the years ended December 31, 2018 and 2019 was $2.2 million and $1.1 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the LTIP is as follows:

	Number of	Grant Date Fair
	Units	Value
Nonvested, December 31, 2018	998,219	$5.88
Granted	578,665	1.13
Vested	382,845	4.75
Forfeited	125,696	4.08
Nonvested, December 31, 2019	1,068,343	$3.42

14.	EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $1.2 million and $1.1 million for both of the years ended December 31, 2018 and 2019, respectively, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to the Board for approval. The Partnership recognized expense of $0.2 million and $0.7 million for the years ended December 31, 2018 and 2019, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the Unit Purchase Plan. The Partnership recognized expense of $0.1 million for the year ended December 31, 2018, and less than $0.1 million for the year ended December 31, 2019, in connection with the Unit Purchase Plan.

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

The Partnership has contractual obligations to perform dismantlement and removal activities in the event that some of its liquid asphalt terminalling assets are abandoned. These obligations include varying levels of activity, including completely removing the assets and returning the land to its original state. The Partnership has determined that the settlement dates related to the retirement obligations are indeterminate. The assets with indeterminate settlement dates have been in existence for many years and with regular maintenance will continue to be in service for many years to come. Also, it is not possible to predict when demands for the Partnership’s terminalling services will cease, and the Partnership does not believe that such demand will cease in the foreseeable future.  Accordingly, the Partnership believes the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, the Partnership cannot reasonably estimate the fair value of the associated asset retirement obligations.  Management believes that if the Partnership’s asset retirement obligations were settled in the foreseeable future, the potential cash flows that would be required to settle the obligations based on current costs are not material.  The Partnership will record asset retirement obligations for these assets in the period in which sufficient information becomes available for it to reasonably determine the settlement dates.

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

At December 31, 2018 and 2019, the Partnership was aware of existing conditions that may cause it to incur expenditures in the future for the remediation of existing environmental matters. The Partnership had loss contingencies of $0.2 million and $0.1 million as of December 31, 2018 and 2019, respectively. Changes in the Partnership’s estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

At December 31, 2019, the carrying values on the consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at December 31, 2019, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk-free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

18.	LEASES

The Partnership adopted ASU 2016-02, Leases (Topic 842) as of January 1, 2019, using the modified retrospective approach applied at the beginning of the period of adoption. The Partnership elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed it to carry forward the historical lease classification.

Adoption of the new standard resulted in the recording of additional net right of use operating lease assets and operating lease liabilities of approximately $11.8 million and $11.9 million, respectively, as of January 1, 2019. The standard did not materially impact the consolidated statements of operations and had no impact on cash flows.

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

		As of
	Classification	December 31, 2019
		(thousands)
Assets
Operating lease assets	Operating lease assets	$10,758
Finance lease assets	Other noncurrent assets	750
Total leased assets		$11,508
Liabilities
Current
Operating lease liabilities	Current operating lease liability	$2,391
Finance lease liabilities	Other current liabilities	320
Noncurrent
Operating lease liabilities	Noncurrent operating lease liability	8,529
Finance lease liabilities	Other long-term liabilities	430
Total lease liabilities		$11,670

Future commitments, including options to extend lease terms that are reasonably certain of being exercised, related to leases at December 31, 2019, are summarized below (in thousands):

	Operating Leases	Financing Leases
Twelve months ending December 31, 2020	$2,604	$350
Twelve months ending December 31, 2021	2,121	277
Twelve months ending December 31, 2022	1,518	144
Twelve months ending December 31, 2023	1,432	28
Twelve months ending December 31, 2024	814	1
Thereafter	6,064	-
Total	14,553	800
Less: Interest	3,633	50
Present value of lease liabilities	$10,920	$750

Future non-cancellable commitments related to operating leases at December 31, 2018, are summarized below (in thousands):

Operating Leases
Twelve months ending December 31, 2019	$2,862
Twelve months ending December 31, 2020	1,904
Twelve months ending December 31, 2021	1,242
Twelve months ending December 31, 2022	640
Twelve months ending December 31, 2023	548
Thereafter	1,259
Total future minimum lease payments	$8,455

The following table summarizes the Partnership’s total lease cost by type as well as cash flow information (in thousands):

		For the Year Ended December 31,
	Classification	2019
Total Lease Cost by Type:
Operating lease cost(1)	Operating Expense	$3,345
Short-term lease cost	Operating Expense	$479
Finance lease cost
Amortization of leased assets	Operating Expense	322
Interest on lease liabilities	Interest Expense	37
Net lease cost		$4,183
Supplemental cash flow disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases		$2,722
Principal payments under finance lease obligations		$267
Interest payments under finance lease obligations		$17
Leased assets obtained in exchange for new operating lease liabilities		$1,714
Leased assets obtained in exchange for new finance lease liabilities		$520

(1)	Includes variable lease costs, which are immaterial.

As of
December 31,
2019
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	9.8
Finance leases	2.6
Weighted-average discount rate
Operating leases	5.80%
Finance leases	4.87%

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

19.	OPERATING SEGMENTS

The Partnership’s operations consist of four reportable segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services and (iv) crude oil trucking services.

ASPHALT TERMINALLING SERVICES — The Partnership provides liquid asphalt terminalling services at its 53 terminalling facilities located in 26 states.

CRUDE OIL TERMINALLING SERVICES — The Partnership provides crude oil terminalling services at its terminalling facility located in Oklahoma.

CRUDE OIL PIPELINE SERVICES — The Partnership owns and operates its Mid-Continent pipeline system that gathers crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling facilities owned by the Partnership and others.  Crude oil marketing revenues consist of sales proceeds recognized for the sale of crude oil to third-party customers. Revenue for the sale of crude oil is recognized when title to the crude oil transfers to the customer and is based on contractual prices for the sale of crude oil.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Year ended December 31,
	2018	2019
Asphalt Terminalling Services
Service revenue:
Third-party revenue	$26,108	$28,689
Related-party revenue	21,686	15,787
Lease revenue:
Third-party revenue	41,319	41,712
Related-party revenue	25,961	20,443
Product sales revenue:
Related-party revenue	482	-
Total revenue for reportable segments	115,556	106,631
Operating expense, excluding depreciation and amortization	49,229	46,271
Operating margin, excluding depreciation and amortization	$66,327	$60,360
Additions to long-lived assets	$30,068	$7,841
Total assets (end of period)	$138,245	$140,299

Crude Oil Terminalling Services
Service revenue:
Third-party revenue	$11,928	$15,365
Intersegment revenue	704	931
Lease revenue:
Third-party revenue	45	-
Total revenue for reportable segments	12,677	16,296
Operating expense, excluding depreciation and amortization	3,899	4,531
Operating margin, excluding depreciation and amortization	$8,778	$11,765
Additions to long-lived assets	$3,394	$883
Total assets (end of period)	$68,480	$65,112

Crude Oil Pipeline Services
Service revenue:
Third-party revenue	$6,396	$6,691
Related-party revenue	445	266
Lease revenue:
Third-party revenue	484	-
Product sales revenue:
Third-party revenue	235,428	231,051
Total revenue for reportable segments	242,753	238,008
Operating expense, excluding depreciation and amortization	11,828	10,743
Intersegment operating expense	5,284	6,486
Third-party cost of product sales	126,776	83,319
Related-party cost of product sales	102,469	134,162
Operating margin, excluding depreciation and amortization	$(3,604)	$3,298
Additions to long-lived assets	$19,654	$1,854
Total assets (end of period)	$112,429	$90,939

	Year ended December 31,
	2018	2019
Crude Oil Trucking Services
Service revenue:
Third-party revenue	$14,324	$11,066
Intersegment revenue	4,580	5,555
Lease revenue:
Third-party revenue	219	-
Product sales revenue:
Third-party revenue	10	-
Total revenue for reportable segments	19,133	16,621
Operating expense, excluding depreciation and amortization	19,575	16,211
Operating margin, excluding depreciation and amortization	(442)	410
Additions to long-lived assets	3,243	2,168
Total assets (end of period)	$4,150	$5,590

Total operating margin, excluding depreciation and amortization(1)	$71,059	$75,833

Total segment revenues	$390,119	$377,556
Elimination of intersegment revenues	(5,284)	(6,486)
Consolidated revenues	$384,835	$371,070

(1)	The following table reconciles segment operating margin, excluding depreciation and amortization to income (loss) before income taxes (in thousands):

	Year ended December 31,
	2018	2019
Operating margin (excluding depreciation and amortization)	$71,059	$75,833
Depreciation and amortization	(29,359)	(25,533)
General and administrative expenses	(15,995)	(14,095)
Asset impairment expense	(53,068)	(2,476)
Gain on sale of assets	149	453
Other income	-	268
Gain on sale of unconsolidated affiliate	2,225	-
Interest expense	(16,860)	(15,975)
Income (loss) before income taxes	$(41,849)	$18,475

20.	INCOME TAXES

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

The Partnership has entered into storage or lease contracts with third-party customers with respect to substantially all of its asphalt facilities. At the time of entering into such agreements, it was unclear under current tax law as to whether the rental income from the leases, and the fees attributable to certain of the processing services the Partnership provides under certain of the storage contracts, constitute “qualifying income.” In the second quarter of 2009, the Partnership submitted a request for a ruling from the IRS that rental income from the leases constitutes “qualifying income.” In October 2009, the Partnership received a favorable ruling from the IRS. As part of this ruling, however, the Partnership agreed to transfer, and has transferred, certain of its asphalt processing assets and related fee income to a subsidiary taxed as a corporation. This transfer occurred in the first quarter of 2010.  Such subsidiary is required to pay federal income tax on its income at the applicable corporate tax rate and will likely pay state (and possibly local) income tax at varying rates. Distributions from this subsidiary will generally be taxed again to unitholders as corporate distributions and none of the income, gains, losses, deductions or credits of this subsidiary will flow through to the Partnership’s unitholders.

The net deferred tax effect of the taxable entity’s temporary differences at December 31, 2019, are presented below (in thousands):

Deferred Tax Asset
Difference in bases of property, plant and equipment	$222
Net operating loss carryforwards	29
Deferred tax asset	251
Less: valuation allowance	251
Net deferred tax asset	$-

The Partnership has considered the taxable income projections in future years, whether future revenue and operating cost projections will produce enough taxable income to realize the deferred tax asset based on existing service rates and cost structures, and the earnings history of the Partnership’s subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets. As a result of the Partnership’s consideration of these factors, the Partnership has provided a full valuation allowance against its deferred tax asset as of December 31, 2019.

21.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This is a comprehensive update to the lease accounting topic in the Codification intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 include a revised definition of a lease as well as certain scope exceptions. The changes primarily impact lessee accounting, while lessor accounting is largely unchanged from previous GAAP. The Partnership adopted this standard as of January 1, 2019, using the modified retrospective approach. See Note 3 and Note 18 for disclosures related to the adoption of this standard and the impact on the Partnership’s financial position, results of operations and cash flows.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740).”  The amendments in the update simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Partnership is evaluating the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the three-month period ending March 31, 2021.

22.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Revenues(1)	$44,660	$83,493	$133,158	$123,524	$384,835
Operating income (loss)(2)	5,815	6,830	6,663	(46,522)	(27,214)
Net income (loss)(2)	4,442	1,785	2,408	(50,682)	(42,047)
Basic and diluted net loss per common unit	(0.05)	(0.11)	(0.09)	(1.36)	(1.61)

2019
Revenues	$93,732	$94,076	$91,756	$91,506	$371,070
Operating income	8,040	7,235	10,962	7,945	34,182
Net income	3,757	3,356	6,959	4,340	18,412
Basic and diluted net income (loss) per common unit	(0.06)	(0.07)	0.01	(0.05)	(0.17)

(1)	The increase in revenue during 2018 is due to an increase in volume in the Partnership’s crude oil marketing business.
(2)	Operating loss and net loss for the fourth quarter and full year 2018 are impacted by asset impairment charges of $52.4 million and $53.1 million, respectively.

23.	SUBSEQUENT EVENTS

On January 2, 2020, Ergon exercised its right under the Agreement related to Cimarron Express to require the Partnership to purchase the outstanding member interest in DEVCO, and the Partnership paid $12.2 million on January 3, 2020 to settle the amount in full.  See Note 12 for more information.