Form 10-Q
period 2020-03-31
Blueknight Energy Partners, L.P.
filed 2020-05-07
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

 As of May 1, 2020, there were 35,125,202 Series A Preferred Units and 41,034,763 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2019	March 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$558	$671
Accounts receivable, net	23,716	19,515
Receivables from related parties, net	1,110	942
Other current assets	8,692	8,723
Total current assets	34,076	29,851
Property, plant and equipment, net of accumulated depreciation of $274,404 and $279,144 at December 31, 2019, and March 31, 2020, respectively	232,777	226,398
Goodwill	6,728	6,728
Debt issuance costs, net	2,344	2,093
Operating lease assets	10,758	10,349
Intangible assets, net	14,088	13,402
Other noncurrent assets	1,169	1,251
Total assets	$301,940	$290,072
LIABILITIES AND PARTNERS’ CAPITAL(DEFICIT)
Current liabilities:
Accounts payable	$3,125	$3,992
Accounts payable to related parties	2,460	2,907
Accrued crude oil purchases	6,706	3,240
Accrued crude oil purchases to related parties	11,807	7,344
Contingent liability with related party (Note 8)	12,221	-
Accrued interest payable	293	301
Accrued property taxes payable	3,247	2,866
Unearned revenue	1,942	3,248
Unearned revenue with related parties	2,934	3,006
Accrued payroll	4,823	2,495
Current operating lease liability	2,391	2,324
Other current liabilities	2,627	3,698
Total current liabilities	54,576	35,421
Long-term unearned revenue with related parties	2,149	1,792
Other long-term liabilities	2,417	2,362
Noncurrent operating lease liability	8,529	8,147
Long-term debt	255,592	271,592
Commitments and contingencies (Note 12)
Partners’ capital(deficit):
Common unitholders (40,830,051 and 41,034,763 units issued and outstanding at December 31, 2019, and March 31, 2020, respectively)	356,777	348,984
Preferred Units (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(632,023)	(632,149)
Total partners’ deficit	(21,323)	(29,242)
Total liabilities and partners’ deficit	$301,940	$290,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months Ended March 31,
	2019	2020
	(unaudited)
Service revenue:
Third-party revenue	$15,886	$13,229
Related-party revenue	4,219	4,077
Lease revenue:
Third-party revenue	9,763	9,831
Related-party revenue	4,940	4,921
Product sales revenue:
Third-party revenue	58,924	47,052
Total revenue	93,732	79,110
Costs and expenses:
Operating expense	27,243	24,939
Cost of product sales	24,587	14,221
Cost of product sales from related party	30,774	28,254
General and administrative expense	3,693	3,540
Asset impairment expense	1,119	5,122
Total costs and expenses	87,416	76,076
Gain (loss) on sale of assets	1,724	(185)
Operating income	8,040	2,849
Other income (expenses):
Other income	-	558
Interest expense	(4,271)	(3,399)
Income before income taxes	3,769	8
Provision for income taxes	12	8
Net income	$3,757	$-

Allocation of net income(loss) for calculation of earnings per unit:
General partner interest in net income(loss)	$105	$-
Preferred interest in net income	$6,279	$6,279
Net loss available to limited partners	$(2,627)	$(6,279)

Basic and diluted net loss per common unit	$(0.06)	$(0.15)

Weighted average common units outstanding - basic and diluted	40,678	41,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2018	$370,972	$253,923	$(631,791)	$(6,896)
Net income (loss)	(2,581)	6,279	59	3,757
Equity-based incentive compensation	64	-	5	69
Distributions	(3,308)	(6,279)	(155)	(9,742)
Proceeds from sale of 63,340 common units pursuant to the Employee Unit Purchase Plan	73	-	-	73
Balance, March 31, 2019	$365,220	$253,923	$(631,882)	$(12,739)

Balance, December 31, 2019	$356,777	$253,923	$(632,023)	$(21,323)
Net income (loss)	(6,279)	6,279	-	-
Equity-based incentive compensation	105	-	3	108
Distributions	(1,675)	(6,279)	(128)	(8,082)
Proceeds from sale of 53,372 common units pursuant to the Employee Unit Purchase Plan	55	-	-	55
Balance, March 31, 2020	$348,983	$253,923	$(632,148)	$(29,242)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended March 31,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$3,757	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,734	6,094
Amortization of debt issuance costs	251	251
Unrealized loss related to interest rate swaps	44	-
Fixed asset impairment charge	1,119	5,122
(Gain)loss on sale of assets	(1,724)	185
Equity-based incentive compensation	69	108
Changes in assets and liabilities:
Decrease in accounts receivable	4,480	4,201
Decrease in receivables from related parties	107	168
Decrease in other current assets	2,613	1,345
Decrease in other non-current assets	803	566
Increase (decrease) in accounts payable	(297)	104
Decrease in payables to related parties	(315)	(17)
Decrease in accrued crude oil purchases	(6,373)	(3,466)
Increase (decrease) in accrued crude oil purchases to related parties	1,666	(4,463)
Increase (decrease) in accrued interest payable	(171)	8
Decrease in accrued property taxes	(852)	(381)
Increase in unearned revenue	165	1,205
Increase (decrease) in unearned revenue from related parties	10,231	(285)
Decrease in accrued payroll	(1,538)	(2,329)
Decrease in other accrued liabilities	(1,252)	(542)
Net cash provided by operating activities	19,517	7,874
Cash flows from investing activities:
Acquisition of DEVCO from Ergon (Note 8)	-	(12,221)
Capital expenditures	(2,801)	(2,900)
Proceeds from sale of assets	6,304	25
Net cash provided by (used in) investing activities	3,503	(15,096)
Cash flows from financing activities:
Payments on other financing activities	(597)	(638)
Borrowings under credit agreement	75,000	78,000
Payments under credit agreement	(88,000)	(62,000)
Proceeds from equity issuance	73	55
Distributions	(9,742)	(8,082)
Net cash provided by (used in) financing activities	(23,266)	7,335
Net increase (decrease) in cash and cash equivalents	(246)	113
Cash and cash equivalents at beginning of period	1,455	558
Cash and cash equivalents at end of period	$1,209	$671

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$711	$1,241
Increase in accrued liabilities related to insurance premium financing agreement	$751	$1,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2020, the condensed consolidated statements of changes in partners’ capital (deficit) for the three months ended March 31, 2019 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2020, are unaudited.  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2019 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020 (the “2019 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2019 Form 10-K.

3.	REVENUE

The Partnership recognizes revenue from contracts with customers as well as lease revenue.  The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers(1)	Revenue from Leases
Remainder of 2020	$23,929	$42,106
2021	30,211	55,019
2022	23,198	44,262
2023	17,605	35,289
2024	11,250	28,675
Thereafter	9,930	28,110
Total revenue related to future performance obligations	$116,123	$233,461

___________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of March 31, 2020.

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers for each operating segment by revenue type is presented as follows (in thousands):

	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
	Three Months Ended March 31, 2019
Revenue from contracts with customers
Third-party revenue:
Fixed storage, throughput and other revenue	$4,983	$3,069	$-	$-	$8,052
Variable throughput revenue	3	504	-	-	507
Variable reimbursement revenue	1,996	-	-	-	1,996
Crude oil transportation revenue	-	-	2,498	2,833	5,331
Crude oil product sales revenue	-	-	58,924	-	58,924
Related-party revenue:
Fixed storage, throughput and other revenue	2,848	-	83	-	2,931
Variable reimbursement revenue	1,270	-	18	-	1,288
Total revenue from contracts with customers	$11,100	$3,573	$61,523	$2,833	$79,029
Lease revenue
Third-party revenue:
Fixed lease revenue	$9,229	$-	$-	$-	$9,229
Variable reimbursement revenue	534	-	-	-	534
Related-party revenue:
Fixed lease revenue	4,779	-	-	-	4,779
Variable reimbursement revenue	161	-	-	-	161
Total lease revenue	$14,703	$-	$-	$-	$14,703
Total revenue	$25,803	$3,573	$61,523	$2,833	$93,732

	Three Months Ended March 31, 2020
Revenue from contracts with customers
Third-party revenue:
Fixed storage, throughput and other revenue	$5,246	$2,859	$-	$-	$8,105
Variable throughput revenue	1	471	-	-	472
Variable reimbursement revenue	1,607	-	-	-	1,607
Crude oil transportation revenue	-	-	502	2,543	3,045
Crude oil product sales revenue	-	-	47,052	-	47,052
Related-party revenue:
Fixed storage, throughput and other revenue	3,106	-	-	-	3,106
Variable reimbursement revenue	971	-	-	-	971
Total revenue from contracts with customers	$10,931	$3,330	$47,554	$2,543	$64,358
Lease revenue
Third-party revenue:
Fixed lease revenue	$9,227	$-	$-	$-	$9,227
Variable reimbursement revenue	604	-	-	-	604
Related-party revenue:
Fixed lease revenue	4,800	-	-	-	4,800
Variable reimbursement revenue	121	-	-	-	121
Total lease revenue	$14,752	$-	$-	$-	$14,752
Total revenue	$25,683	$3,330	$47,554	$2,543	$79,110

Contract Balances

Billed accounts receivable from contracts with customers were $23.2 million and $16.8 million at December 31, 2019, and March 31, 2020, respectively.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.0 million and $3.4 million at December 31, 2019, and March 31, 2020, respectively. For the three months ended March 31, 2020, the Partnership recognized $1.8 million of revenues that were previously included in the unearned revenue balance.

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

4.	PROPERTY, PLANT AND EQUIPMENT

During the three months ended March 31, 2020, the Partnership recognized asset impairment expense of $5.1 million.  This impairment primarily relates to a write-down of the value of the Partnership’s crude oil linefill from $8.1 million as of December 31, 2019, to $4.0 million as of March 31, 2020, based on the market price of crude oil as of March 31, 2020.  Early in the quarter, $0.8 million of incremental crude oil linefill was acquired to meet the requirements of the pipeline system, resulting in a total impairment on the crude oil linefill of $4.9 million. During the three months ended March 31, 2019, the Partnership recognized asset impairment expense of $1.1 million. A change in estimate of the push-down impairment related to Cimarron Express Pipeline, LLC (“Cimarron Express”) resulted in additional impairment expense of $0.8 million, which was recorded at the corporate level (see Note 8 for more information). In addition, a flood at an asphalt terminal in Wolcott, Kansas, led to an impairment of $0.3 million during that period.

During the three months ended March 31, 2020, the Partnership had an immaterial loss on the disposal of assets for repair.  During the three months ended March 31, 2019, the Partnership sold various surplus assets, including the sale of three truck stations for $1.6 million, which resulted in a gain of $1.5 million, and the sale of pipeline linefill for $1.6 million, which resulted in a gain of $0.2 million. In addition, proceeds received during the three months ended March 31, 2019, included $2.6 million related to a sale of pipeline linefill in December 2018, for which the proceeds were received in January 2019.

5.	DEBT

On May 11, 2017, the Partnership entered into an amended and restated credit agreement. On June 28, 2018, the credit agreement was amended to, among other things, reduce the revolving loan facility from $450.0 million to $400.0 million and amend the maximum permitted consolidated total leverage ratio as discussed below.

As of May 1, 2020, approximately $270.6 million of revolver borrowings and $2.0 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $127.4 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds is limited by the financial covenants in the credit agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

Prior to the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio will be 4.75 to 1.00; provided that the maximum permitted consolidated total leverage ratio may be increased to 5.25 to 1.00 for certain quarters, based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more).

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

At March 31, 2020, the Partnership’s consolidated total leverage ratio was 4.27 to 1.00 and the consolidated interest coverage ratio was 4.52 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of March 31, 2020.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted credit agreement EBITDA during the assessment period, management believes that it will remain in compliance with these financial covenants (as described below). However, there are certain inherent risks associated with the continued ability to comply with the consolidated total leverage ratio covenant. These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause the $271.6 million in outstanding debt, as of March 31, 2020, to become immediately due and payable. If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets.

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

Debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for both the three months ended March 31, 2020 and 2019, was $0.3 million.

During the three months ended March 31, 2019 and 2020, the weighted average interest rate under the Partnership’s credit agreement was 6.43% and 4.90%, respectively, resulting in interest expense of approximately $4.3 million and $3.4 million, respectively.

6.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months Ended March 31,
	2019	2020
Net income	$3,757	$-
General partner interest in net income(loss)	105	-
Preferred interest in net income	6,279	6,279
Net loss available to limited partners	$(2,627)	$(6,279)

Basic and diluted weighted average number of units:
Common units	40,678	41,015
Restricted and phantom units	769	983
Total units	41,447	41,998

Basic and diluted net loss per common unit	$(0.06)	$(0.15)

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

On April 16, 2020, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended March 31, 2020.  The Partnership will pay this distribution on May 14, 2020, to unitholders of record as of May 4, 2020. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended March 31, 2020. The Partnership will pay this distribution on May 14, 2020, to unitholders of record on May 4, 2020. The total distribution will be approximately $1.7 million, with approximately $1.6 million and less than $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and approximately $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

8.	RELATED-PARTY TRANSACTIONS

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. For the three months ended March 31, 2019 and 2020, the Partnership recognized related-party revenues of $9.1 million and $9.0 million, respectively, for services provided to Ergon. As of December 31, 2019, and March 31, 2020, the Partnership had receivables from Ergon of $1.1 million and $0.9 million, respectively. As of December 31, 2019, and March 31, 2020, the Partnership had unearned revenues from Ergon of $5.1 million and $4.8 million, respectively.

Effective April 1, 2018, the Partnership entered into an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the three months ended March 31, 2019 and 2020, the Partnership made purchases of crude oil under this agreement totaling $29.7 million and $27.8 million, respectively. As of March 31, 2020, the Partnership had payables to Ergon related to this agreement of $7.3 million related to the March crude oil settlement cycle, and this balance was paid in full on April 20, 2020.

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

In December 2018, the Partnership and Ergon were informed that Kingfisher Midstream made the decision to suspend future investments in Cimarron Express as Kingfisher Midstream determined that the anticipated volumes from the dedicated acreage, and the resultant project economics, did not support additional investment from Kingfisher Midstream. The Partnership considered the SEC staff’s opinions outlined in SAB 107 Topic 5.T Accounting for Expenses or Liabilities Paid by Principal Stockholders, and, as the Agreement was designed to have the Partnership, ultimately and from the onset, bear any risk of loss on the construction of the pipeline project and eventually own a 50% interest in the pipeline, the Partnership recorded impairments on a push-down basis based on Ergon’s 50% interest in Cimarron Express. During the three months ended March 31, 2019, the Partnership recorded impairment expense of $0.8 million related to the Agreement, which included a change in estimate and accrued interest.  The Partnership’s contingent liability as of December 31, 2019, consisted of Ergon’s $10.2 million investment plus accrued interest of $2.0 million.  In November 2019, Ergon and Kingfisher Midstream wound up the business, distributed assets, and dissolved Cimarron Express. On January 2, 2020, Ergon exercised its right under the Agreement to require the Partnership to purchase the outstanding member interest in DEVCO, and the Partnership paid the amount in full on January 3, 2020.  This cash payment is reflected as an acquisition of DEVCO in the investing cash flows section on the Partnership’s condensed consolidated statement of cash flows for the three months ended March 31, 2020.

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

The Partnership also grants phantom units to employees. These grants are equity awards under ASC 718 – Stock Compensation and, accordingly, the fair value of the awards as of the grant date is expensed over the three-year vesting period. The following table includes information on the outstanding grants:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value(1)	Grant Date Total Fair Value (in thousands)
March 2018	396,536	$4.77	$1,891
March 2019	524,997	$1.14	$598
June 2019	46,168	$1.08	$50
March 2020	600,396	$0.90	$540

(1)	Fair value is the closing market price on the grant date of the awards.

The unrecognized estimated compensation cost of outstanding phantom and restricted units at March 31, 2020, was $1.2 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended March 31, 2019 and 2020, was $0.3 million and $0.2 million, respectively.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,068,343	$3.42
Granted	600,396	0.90
Vested	227,701	7.15
Forfeited	-	-
Nonvested at March 31, 2020	1,441,038	$2.80

10.	FAIR VALUE MEASUREMENTS

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

As of December 31, 2019, and March 31, 2020, the Partnership had no recurring financial assets or liabilities subject to fair value measurement.

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

At March 31, 2020, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at March 31, 2020, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk-free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

CRUDE OIL PIPELINE SERVICES —The Partnership owns and operates its Mid-Continent pipeline system that gathers crude oil purchased by its customers and transports it to refiners, to common carrier pipelines for ultimate delivery to refiners or to terminalling facilities owned by the Partnership and others. Crude oil product sales revenues consist of sales proceeds recognized for the sale of crude oil to third-party customers.

CRUDE OIL TRUCKING SERVICES — The Partnership uses its owned and leased tanker trucks to gather crude oil for its customers at remote wellhead locations generally not covered by pipeline and gathering systems and to transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems.

The Partnership’s management evaluates segment performance based upon operating margin, excluding amortization and depreciation, which includes revenues from related parties and external customers and operating expense, excluding depreciation and amortization.  Operating margin, excluding depreciation and amortization (in the aggregate and by segment) is presented in the following table. The Partnership computes the components of operating margin, excluding depreciation and amortization by using amounts that are determined in accordance with GAAP.  Transactions between segments are generally recorded based on prices negotiated between the segments and are similar to prices charged to third parties. A reconciliation of operating margin, excluding depreciation and amortization to income before income taxes, which is its nearest comparable GAAP financial measure, is included in the following table. The Partnership believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin, excluding depreciation and amortization is an important measure of the economic performance of the Partnership’s core operations.  This measure forms the basis of the Partnership’s internal financial reporting and is used by its management in deciding how to allocate capital resources among segments. Income before income taxes, alternatively, includes expense items, such as depreciation and amortization, general and administrative expenses and interest expense, which management does not consider when evaluating the core profitability of the Partnership’s operations.

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2020
Asphalt Terminalling Services
Service revenue:
Third-party revenue	$6,982	$6,854
Related-party revenue	4,118	4,077
Lease revenue:
Third-party revenue	9,763	9,831
Related-party revenue	4,940	4,921
Total revenue for reportable segment	25,803	25,683
Operating expense, excluding depreciation and amortization	12,285	12,026
Operating margin, excluding depreciation and amortization	$13,518	$13,657
Total assets (end of period)	$147,844	$143,621

Crude Oil Terminalling Services
Service revenue:
Third-party revenue	$3,573	$3,330
Intersegment revenue	298	-
Total revenue for reportable segment	3,871	3,330
Operating expense, excluding depreciation and amortization	1,282	878
Operating margin, excluding depreciation and amortization	$2,589	$2,452
Total assets (end of period)	$67,934	$61,984

	Three Months Ended March 31,
	2019	2020
Crude Oil Pipeline Services
Service revenue:
Third-party revenue	$2,498	$502
Related-party revenue	101	-
Product sales revenue:
Third-party revenue	58,924	47,052
Total revenue for reportable segment	61,523	47,554
Operating expense, excluding depreciation and amortization	2,722	2,123
Intersegment operating expense	1,627	1,425
Third-party cost of product sales	24,587	14,221
Related-party cost of product sales	30,774	28,254
Operating margin, excluding depreciation and amortization	$1,813	$1,531
Total assets (end of period)	$98,722	$79,180

Crude Oil Trucking Services
Service revenue
Third-party revenue	$2,833	$2,543
Intersegment revenue	1,329	1,425
Total revenue for reportable segment	4,162	3,968
Operating expense, excluding depreciation and amortization	4,220	3,818
Operating margin, excluding depreciation and amortization	$(58)	$150
Total assets (end of period)	$5,156	$5,287

Total operating margin, excluding depreciation and amortization(1)	$17,862	$17,790

Total Segment Revenues	$95,359	$80,535
Elimination of Intersegment Revenues	(1,627)	(1,425)
Consolidated Revenues	$93,732	$79,110

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months Ended March 31,
	2019	2020
Operating margin, excluding depreciation and amortization	$17,862	$17,790
Depreciation and amortization	(6,734)	(6,094)
General and administrative expense	(3,693)	(3,540)
Asset impairment expense	(1,119)	(5,122)
Gain (loss) on sale of assets	1,724	(185)
Other income	-	558
Interest expense	(4,271)	(3,399)
Income before income taxes	$3,769	$8

12.	COMMITMENTS AND CONTINGENCIES

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

13.	RECENTLY ISSUED ACCOUNTING STANDARDS

Except as discussed in the 2019 Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2020, that are of significance or potential significance to the Partnership.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P., together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C., (3) “Ergon” refers to Ergon, Inc., its affiliates and subsidiaries (other than our General Partner and us) and (4) “Vitol” refers to Vitol Holding B.V., its affiliates and subsidiaries.  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020 (the “2019 Form 10-K”).

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the 2019 Form 10-K.

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

Potential Impact of Crude Oil Market Price Changes and Other Matters on Future Revenues

The crude oil market price and the corresponding forward market pricing curve may fluctuate significantly from period to period, and other volatility in the overall energy industry, specifically in the midstream energy industry, may impact our partnership in the near term. Factors include the overall market price for crude oil and whether or not the forward price curve is in contango (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time) or backwardated (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible), changes in crude oil production volume and the demand for storage and transportation capacity in the areas in which we serve, geopolitical concerns and overall changes in our cost of capital. As of May 1, 2020, the forward crude oil price has fallen considerably and the curve is currently in a deep contango. Potential impacts of these factors are discussed below.

Due to the global pandemic related to the coronavirus disease, COVID-19, and the Organization of Petroleum Exporting Countries’ and Russia’s disagreements over production output, the energy market had historic drops in oil prices in March and April of 2020. Despite this volatility in prices, our business is uniquely positioned and expected to benefit in certain areas, and cash flow for the full year is expected to remain stable in 2020. Our asphalt and crude oil terminalling services segments represented 91% of our operating margin for the three months ended March 31, 2020, and as of May 1, 2020, these segments are fully contracted with take-or-pay revenue that have a weighted average remaining term of 4.5 years. While our customers across all our segments could be impacted by the recent market volatility, they are primarily high-quality counterparties, with over 50% of our revenues earned from those that are investment grade quality, which minimizes our counterparty credit risk.  As of May 1, 2020, we do not expect any supply chain disruptions from COVID-19 to affect our customers. Management is also actively monitoring the states and regions in which we operate, and, as of now, our operations are excluded from mandatory closings due to the essential designation of our assets.  In addition, a large portion of our operating margin, approximately 77%, from the asphalt terminalling services business unit is related to infrastructure spending at the federal, state, and local levels, and the U.S. government has continued to indicate its support for infrastructure spending. While we are unaware of any potential negative impact of COVID-19 on our business at this time, we are continuing to monitor the situation and have been preparing our employees to take precautions and planning for unexpected events, which may include disruptions to our workforce, customers, vendors, facilities and communities in which we operate. In an effort to protect the health and safety of our employees and the customers and vendors we interact with, we took proactive action to adopt social distancing policies at our locations, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel.

Asphalt Terminalling Services - Historically, there have only been limited times in which asphalt prices and volumes have had a direct correlation with the price of crude oil. However, due to the current steep decline in crude oil prices, asphalt prices have significantly fallen while demand has held steady for road construction activity due to there being fewer vehicles on roads to interfere with construction work and the lower asphalt prices.  This current environment is expected to have more positive than negative implications for our asphalt terminalling services operating segment. Generally, asphalt volumes correlate more closely with the strength of state and local economies, the level of allocations of tax funding to transportation spending and an increase in infrastructure spending needs.

As previously mentioned, the U.S. government continues to indicate supporting infrastructure spending in this time of economic uncertainty. Further, customers have communicated that infrastructure projects may be accelerated and increased during this time of decreased transportation volume on the roads and highways and decreased asphalt commodity prices. While it is early in the asphalt season, customer throughput volumes have generally been higher than the prior year. However, it is too early in the season to determine the financial impact for the year.

Crude Oil Terminalling Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month. From March 2016 through February 2020, the crude oil curve had generally been in a shallow contango or backwardation. In shallow contango or backwardated markets there is no clear incentive for marketers to store crude oil. Despite the shallow contango curve, we saw increased activity and interests from customers that are regularly turning over their volumes by blending various crude grades and delivering it out of the terminal or customers utilizing the storage for more operational purposes for their downstream operations. In late 2019, during recontracting efforts for 2020, the demand for storage declined and a small percentage of tanks were not contracted. However, with the forward price curve moving into a deeper contango in March and April 2020, there has been a significant increase in demand for crude oil storage in Cushing and globally, which positively impacted contracted volumes as of April 2020 and has the potential to affect the volumes, rates, and terms of our future recontracting efforts.

Crude Oil Pipeline Services - Crude oil pipeline transportation, while potentially influenced by the shape of the crude oil market curve, is typically impacted more by overall drilling activity.  The ability to fully utilize the capacity of our pipeline system may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve. With the historic drop in crude oil prices, the outlook for increased drilling activity is very challenging and the risk is higher for potential well shut-ins in this environment.

In our internal crude oil marketing operations, we have market price exposure for inventory that is carried over month-to-month as well as pipeline linefill we maintain. Since our pipeline tariffs require shippers to carry their share of linefill, our crude oil marketing operations, as a shipper, also carries linefill. We may also be exposed to price risk with respect to the differing qualities of crude oil we transport and our ability to effectively blend them to market specifications.  Due to the historic drop in crude oil prices in March 2020, we evaluated our pipeline linefill assets for impairment and recorded an impairment expense of $4.9 million for the three months ended March 31, 2020, based on a prior crude oil cost basis of approximately $46 per barrel as compared to prices at quarter end of approximately $20 per barrel.

Crude Oil Trucking Services - Crude oil trucking, while potentially influenced by the shape of the crude oil market curve, is typically impacted more by overall drilling activity and the ability to have the appropriate level of assets located properly to efficiently move the barrels to delivery points for customers.  Due to the historic drop in oil prices in March and April 2020, customers could have wells shut-in or request rate decreases, which could impact our revenues and operating margin.

Our Revenues

Our revenues consist of (i) terminalling revenues, (ii) gathering and transportation revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. For the three months ended March 31, 2020, the Partnership recognized revenues of  million for services provided to Ergon, with the remainder of our services being provided to third parties.

Terminalling revenues consist of (i) storage service and operating lease fees resulting from short-term and long-term contracts for committed space that may or may not be utilized by the customer in a given month and (ii) terminal throughput service charges to pump crude oil to connecting carriers or to deliver asphalt product out of our terminals. We earn terminalling revenues in two of our segments: (i) asphalt terminalling services and (ii) crude oil terminalling services. Storage service revenues are recognized as the services are provided on a monthly basis. Terminal throughput service charges are recognized as the crude oil or asphalt product is delivered out of our terminal.

We have leases and terminalling agreements with customers for all of our 53 asphalt facilities, including 28 facilities under contract with Ergon.  These agreements have, based on a weighted average by remaining fixed revenue, approximately 4.6 years remaining under their terms.  One agreement expires at the end of 2020, and the remaining agreements expire at varying times thereafter, through 2026. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. We operate the asphalt facilities pursuant to the terminalling agreements, while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

As of May 1, 2020, we had approximately 5.8 million barrels of crude oil storage under service contracts, including 3.2 million barrels of crude oil storage contracts that expire in 2020. The remaining terms on the service contracts that extend beyond 2020 range from 11 to 20 months. Storage contracts with Vitol represent 3.2 million barrels of crude oil storage capacity under contract. We are in negotiations to either extend contracts or enter into new customer contracts for the agreements expiring in 2020; however, there is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as expiring contracts. If we are unable to renew even some of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

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

The following is a summary of our average gathering and transportation volumes for the periods indicated (in thousands of barrels per day):

	Three Months Ended March 31,		Favorable/(Unfavorable)
	2019	2020	Three Months
Average pipeline throughput volume	37	16	(21)	(57)%
Average trucking transportation volume	27	23	(4)	(15)%

Volumes have decreased in both pipeline and trucking transportation due to decreased drilling activities in the areas we serve.  Vitol accounted for 41% and 8% of volumes transported on our pipelines in the three months ended March 31, 2019 and 2020, respectively.

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

Our Expenses

Operating expenses decreased by 8% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to decreases in compensation expense and maintenance repairs expense as a result of a focus on managing costs, as well as a decrease in depreciation expense.  General and administrative expenses also decreased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The is primarily due to a decrease in professional fees and an overall commitment to reducing costs across the company. Our interest expense decreased by 20% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the decrease in interest expense in 2020.

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

On April 16, 2020, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended March 31, 2020. We will pay this distribution on May 14, 2020, to unitholders of record as of May 4, 2020. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to our preferred unitholders and General Partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended March 31, 2020. We will pay this distribution on May 14, 2020, to unitholders of record as of May 4, 2020. The total distribution will be approximately $1.7 million, with approximately $1.6 million and less than $0.1 million paid to our common unitholders and General Partner, respectively, and approximately $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

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

The table below summarizes our financial results for the three months ended March 31, 2019 and 2020, reconciled to the most directly comparable GAAP measure:

	Three Months Ended		Favorable/(Unfavorable)
Operating results	March 31,		Three Months
(dollars in thousands)	2019	2020	$	%
Operating margin, excluding depreciation and amortization:
Asphalt terminalling services	$13,518	$13,657	$139	1%
Crude oil terminalling services	2,589	2,452	(137)	(5)%
Crude oil pipeline services	1,813	1,531	(282)	(16)%
Crude oil trucking services	(58)	150	208	359%
Total operating margin, excluding depreciation and amortization	17,862	17,790	(72)	(0)%

Depreciation and amortization	(6,734)	(6,094)	640	10%
General and administrative expense	(3,693)	(3,540)	153	4%
Asset impairment expense	(1,119)	(5,122)	(4,003)	(358)%
Gain (loss) on sale of assets	1,724	(185)	(1,909)	(111)%
Operating income	8,040	2,849	(5,191)	(65)%

Other income (expenses):
Other income	-	558	558	N/A
Interest expense	(4,271)	(3,399)	872	20%
Provision for income taxes	(12)	(8)	4	33%
Net income	$3,757	$-	$(3,757)	(100)%

For the three months ended March 31, 2020, overall operating margin, excluding depreciation and amortization, was fairly consistent with the same period in 2019.  Margins in our asphalt terminalling segment were in-line with the prior year, crude oil terminalling services was slightly lower due to less contracted storage over the quarter versus the prior year, and crude oil pipeline services segment reflect a significant decrease in throughput volumes.  Crude oil trucking services operating margin, excluding depreciation and amortization, improved for the three months ended March 31, 2020, due to an overall focus on reducing costs and long hauls at higher rates.

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

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

	Three Months Ended		Favorable/(Unfavorable)
Operating results	March 31,		Three Months
(dollars in thousands)	2019	2020	$	%
Service revenue:
Third-party revenue	$6,982	$6,854	$(128)	(2)%
Related-party revenue	4,118	4,077	(41)	(1)%
Lease revenue:
Third-party revenue	9,763	9,831	68	1%
Related-party revenue	4,940	4,921	(19)	(0)%
Total revenue	25,803	25,683	(120)	(0)%
Operating expense, excluding depreciation and amortization	12,285	12,026	259	2%
Operating margin, excluding depreciation and amortization	$13,518	$13,657	$139	1%

The following is a discussion of items impacting asphalt terminalling services segment operating margin for the periods indicated:

•

Total revenue was consistent for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Annual CPI index increases in our long-term contracts were offset by lower reimbursement revenue from improved fuel and power costs compared to prior year.

•	Operating expenses were also consistent for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Improved fuel and power costs were offset by increases throughout other expense accounts, primarily related to tank maintenance and repair.

Crude oil terminalling services segment

Our crude oil terminalling services segment operations generally consist of fee-based activities associated with providing terminalling services, including storage, blending, processing and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling services segment for the periods indicated:

	Three Months Ended		Favorable/(Unfavorable)
Operating results	March 31,		Three Months
(dollars in thousands)	2019	2020	$	%
Service revenue:
Third-party revenue	$3,573	$3,330	$(243)	(7)%
Intersegment revenue	298	-	(298)	(100)%
Total revenue	3,871	3,330	(541)	(14)%
Operating expense, excluding depreciation and amortization	1,282	878	404	32%
Operating margin, excluding depreciation and amortization	$2,589	$2,452	$(137)	(5)%

Average crude oil storage contracted per month at our Cushing terminal (in thousands of barrels)	5,435	4,912	(523)	(10)%
Average crude oil delivered through our Cushing terminal (in thousands of barrels per day)	70	67	(3)	(4)%

The following is a discussion of items impacting crude oil terminalling services segment operating margin for the periods indicated:

•	Total revenues for the three months ended March 31, 2020, decreased as compared to the same period in 2019 due to lower contracted volumes.
•	Operating expenses for the three months ended March 31, 2020, decreased compared to the three months ended March 31, 2019, due to a decrease in tank repair expenses.
•	As of May 1, 2020, we had approximately 5.8 million barrels of crude oil storage under service contracts, including 3.2 million barrels of crude oil storage contracts that expire in 2020. The remaining terms on the service contracts that extend beyond 2020 range from 11 to 20 months. Storage contracts with Vitol represent 3.2 million barrels of crude oil storage capacity under contract.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

	Three Months Ended		Favorable/(Unfavorable)
Operating results	March 31,		Three Months
(dollars in thousands)	2019	2020	$	%
Service revenue:
Third-party revenue	$2,498	$502	$(1,996)	(80)%
Related-party revenue	101	-	(101)	(100)%
Product sales revenue:
Third-party revenue	58,924	47,052	(11,872)	(20)%
Total revenue	61,523	47,554	(13,969)	(23)%
Operating expense, excluding depreciation and amortization	2,722	2,123	599	22%
Intersegment operating expense	1,627	1,425	202	12%
Third-party cost of product sales	24,587	14,221	10,366	42%
Related-party cost of product sales	30,774	28,254	2,520	8%
Operating margin, excluding depreciation and amortization	$1,813	$1,531	$(282)	(16)%

Pipeline transportation services average throughput volume (in thousands of barrels per day)	37	16	(21)	(57)%
Crude oil marketing volumes (in thousands of barrels per day)	12	11	(1)	(8)%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•	Throughput volumes and related revenue have decreased for the three months ended March 31, 2020, as compared to the same period in 2019 due to decreased drilling activities in the areas we serve.
•	Product sales revenue for the three months ended March 31, 2019 and 2020, included $0.8 million and $1.5 million, respectively, in sales of crude oil product accumulated over time through customer loss allowance deductions. The remaining change in product sales revenue is related to our crude oil marketing business and reflects the decrease in the market price of crude oil.
•	Overall cost of product sales has decreased consistently with crude oil marketing revenue and reflect the decrease in the market price of crude oil. Purchases from related party made up a higher portion of total crude oil purchases during the three months ended March 31, 2020 as compared to the same period in 2019.

Crude oil trucking services segment

Our crude oil trucking services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking services segment for the periods indicated:

	Three Months Ended		Favorable/(Unfavorable)
Operating results	March 31,		Three Months
(dollars in thousands)	2019	2020	$	%
Service revenue
Third-party revenue	$2,833	$2,543	$(290)	(10)%
Intersegment revenue	1,329	1,425	96	7%
Total revenue	4,162	3,968	(194)	(5)%
Operating expense, excluding depreciation and amortization	4,220	3,818	402	10%
Operating margin, excluding depreciation and amortization	$(58)	$150	$208	359%

Average volume (in thousands of barrels per day)	27	23	(4)	(15)%

The following is a discussion of items impacting crude oil trucking services segment operating margin for the periods indicated:

•	Service revenues decreased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to decreased drilling activities in the areas we serve.
•	Operating expense, excluding depreciation and amortization, decreased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to decreases in compensation and fleet expense related to lower volumes.

Other Income and Expenses

Depreciation and amortization expense. Depreciation and amortization expense decreased to $6.1 million for the three months ended March 31, 2020, compared to $6.7 million for the same period in 2019.  This decrease is primarily the result of certain assets reaching the end of their depreciable lives.

General and administrative expense.  General and administrative expense decreased to $3.5 million for the three months ended March 31, 2020, compared to $3.7 million for the same period in 2019, primarily due to a decrease in professional fees and an overall commitment to reducing costs across the company.

Asset impairment expense. Asset impairment expense for the three months ended March 31, 2020, of $5.1 million primarily consisted of a write-down of crude oil linefill due to the decrease in the market price of crude oil.  Asset impairment expense for the three months ended March 31, 2019, was $1.1 million, and consisted of a change in estimate of the push-down impairment related to Cimarron Express Pipeline, LLC (“Cimarron Express”) of $0.8 million (see Note 8 of our condensed consolidated financial statements for more information) and $0.3 million related to a flood at an asphalt terminal in Wolcott, Kansas.

Gain (loss) on sale of assets. During the three months ended March 31, 2020, the immaterial loss was due to the disposal of assets for repair. Gains for 2019 primarily relate to the sale of certain truck stations in locations not served by our crude oil trucking services segment.

Other income. Other income for the three months ended March 31, 2020, relates to insurance recoveries related to flood damages incurred in 2019 at certain asphalt facilities.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs. The following table presents the significant components of interest expense:

	Three Months Ended		Favorable/(Unfavorable)
	March 31,		Three Months
	2019	2020	$	%
Credit agreement interest	$4,009	$3,137	$872	22%
Amortization of debt issuance costs	251	251	-	0%
Other	11	11	-	0%
Total interest expense	$4,271	$3,399	$872	20%

The decrease in credit agreement interest is due to a decrease in floating interest rates.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31,
	2019	2020
	(in millions)
Net cash provided by operating activities	$19.5	$7.9
Net cash provided by (used in) investing activities	$3.5	$(15.1)
Net cash provided by (used in) financing activities	$(23.3)	$7.3

Operating Activities.  Net cash provided by operating activities decreased to $7.9 million for the three months ended March 31, 2020, as compared to $19.5 million for the three months ended March 31, 2019, due to decreased net income as discussed in Results of Operations above as well as changes in working capital.

Investing Activities.  Net cash used in investing activities was $15.1 million for the three months ended March 31, 2020, compared to net cash provided by investing activities of $3.5 million for the three months ended March 31, 2019.  The three months ended March 31, 2020, included a $12.2 million payment to Ergon related to our purchase of Ergon’s DEVCO entity related to Cimarron Express.  The three months ended March 31, 2019, included proceeds from the sale of certain assets of $6.3 million. Of such proceeds, $2.6 million related to the December 2018 sale of linefill for which the cash consideration was not received until January 2019.   Capital expenditures for the three months ended March 31, 2019 and 2020, included maintenance capital expenditures of $2.1 million and $1.8 million, respectively, and expansion capital expenditures of $0.7 million and $1.1 million, respectively.

Financing Activities.  Net cash provided by financing activities was $7.3 million for the three months ended March 31, 2020, compared to net cash used in financing activities $23.3 million for the three months ended March 31, 2019.  Cash provided by financing activities for the three months ended March 31, 2020, consisted primarily of net borrowings on long-term debt of $16.0 million offset by $8.1 million in distributions to our unitholders. Net cash used in financing activities for the three months ended March 31, 2019, consisted primarily of net payments on long-term debt of $13.0 million and $9.7 million in distributions to our unitholders.

Our Liquidity and Capital Resources

Cash flows from operations and from our credit agreement are our primary sources of liquidity. At March 31, 2020, we had a working capital deficit of $5.6 million. This is primarily a function of our approach to cash management. At March 31, 2020, we had approximately $271.6 million of revolver borrowings and approximately $1.0 million of letters of credit outstanding under the credit agreement, leaving us with approximately $127.4 million of availability under our credit agreement subject to covenant restrictions, which limited our availability to $30.5 million. As of May 1, 2020, we have approximately $270.6 million of revolver borrowings and approximately $2.0 million of letters of credit outstanding under the credit agreement, leaving us with aggregate unused commitments under our revolving credit facility of approximately $127.4 million and cash on hand of approximately $0.5 million. The credit agreement is scheduled to mature on May 11, 2022.

Our credit agreement contains certain financial covenants which include a maximum permitted consolidated total leverage ratio, which may limit our availability to borrow funds thereunder.  The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of March 31, 2020, for each fiscal quarter thereafter, is 4.75. Our consolidated total leverage ratio was 4.27 to 1.00 as of March 31, 2020.

Management evaluates whether conditions and/or events raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on forecasted EBITDA during the assessment period, management believes that it will meet the financial covenants. However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant.  These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $271.6 million in outstanding debt, as of March 31, 2020, to become immediately due and payable.  If this were to occur, we would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to our assets. Based on our current forecasts, we believe we will be able to comply with the consolidated total leverage ratio during the assessment period.  However, we cannot make any assurances that we will be able to achieve our forecasts. If we are unable to achieve our forecasts, further actions may be necessary to remain in compliance with our consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales.  We can make no assurances that we would be successful in undertaking these actions, or that we will remain in compliance with the consolidated total leverage ratio during the assessment period.

Capital Requirements. Our capital requirements consist of the following:

•

maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows, further extending the useful lives of the assets; and

•	expansion capital expenditures, which are capital expenditures made to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

The following table breaks out capital expenditures for the three months ended March 31, 2019 and 2020 (in thousands):

	Three Months Ended March 31,
	2019	2020
Acquisitions	$-	$12,221

Gross expansion capital expenditures	$698	$1,105
Reimbursable expenditures	-	(93)
Net expansion capital expenditures	$698	$1,012

Gross maintenance capital expenditures	$2,103	$1,795
Reimbursable expenditures	(50)	(106)
Net maintenance capital expenditures	$2,053	$1,689

We currently expect our expansion capital expenditures for organic growth projects to be approximately $2.2 million to $2.6 million for all of 2020.  We currently expect maintenance capital expenditures to be approximately $7.8 million to $8.2 million, net of reimbursable expenditures, for all of 2020.

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

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 13 to our unaudited condensed consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Partnership is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of March 31, 2020, were effective.

Changes in internal control over financial reporting.  There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 12 to our unaudited condensed consolidated financial statements and is incorporated herein by reference thereto.

Item 1A.    Risk Factors.

See the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

101#

The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2020; (iii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2020; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the three months ended March 31, 2019 and 2020; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2020; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

*    Filed herewith.

#     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C.
its General Partner

Date:	May 7, 2020	By:	/s/ D. Andrew Woodward
D. Andrew Woodward
Chief Financial Officer

Date:	May 7, 2020	By:	/s/ Michael McLanahan
Michael McLanahan
Chief Accounting Officer