Form 10-Q
period 2020-06-30
Blueknight Energy Partners, L.P.
filed 2020-08-06
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

 As of July 31, 2020, there were 35,125,202 Series A Preferred Units and 41,141,048 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2019	June 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$558	$1,042
Accounts receivable, net	23,716	21,273
Receivables from related parties, net	1,110	1,257
Other current assets	8,692	8,405
Total current assets	34,076	31,977
Property, plant and equipment, net of accumulated depreciation of $274,404 and $283,565 at December 31, 2019, and June 30, 2020, respectively	232,777	222,947
Goodwill	6,728	6,728
Debt issuance costs, net	2,344	1,842
Operating lease assets	10,758	9,634
Intangible assets, net	14,088	12,715
Other noncurrent assets	1,169	1,194
Total assets	$301,940	$287,037
LIABILITIES AND PARTNERS’ CAPITAL(DEFICIT)
Current liabilities:
Accounts payable	$3,125	$3,303
Accounts payable to related parties	2,460	2,728
Accrued crude oil purchases	6,706	3,831
Accrued crude oil purchases to related parties	11,807	8,369
Contingent liability with related party (Note 8)	12,221	-
Accrued interest payable	293	226
Accrued property taxes payable	3,247	2,657
Unearned revenue	1,942	2,675
Unearned revenue with related parties	2,934	4,193
Accrued payroll	4,823	4,186
Current operating lease liability	2,391	2,153
Commodity derivative liability	-	3,589
Other current liabilities	2,627	5,172
Total current liabilities	54,576	43,082
Long-term unearned revenue with related parties	2,149	2,964
Other long-term liabilities	2,417	1,343
Noncurrent operating lease liability	8,529	7,734
Long-term debt	255,592	267,592
Commitments and contingencies (Note 12)
Partners’ capital(deficit):
Common unitholders (40,830,051 and 41,036,094 units issued and outstanding at December 31, 2019, and June 30, 2020, respectively)	356,777	342,651
Preferred Units (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(632,023)	(632,252)
Total partners’ deficit	(21,323)	(35,678)
Total liabilities and partners’ deficit	$301,940	$287,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended June 30,		Six Months ended June 30,
	2019	2020	2019	2020
	(unaudited)
Service revenue:
Third-party revenue	$15,727	$13,828	$31,613	$27,057
Related-party revenue	4,082	4,064	8,301	8,141
Lease revenue:
Third-party revenue	9,819	8,095	19,582	17,926
Related-party revenue	4,812	6,828	9,752	11,749
Product sales revenue:
Third-party revenue	59,636	20,626	118,560	67,678
Total revenue	94,076	53,441	187,808	132,551
Costs and expenses:
Operating expense	25,915	24,291	53,158	49,230
Cost of product sales	20,510	7,079	45,097	21,300
Cost of product sales from related party	36,421	12,790	67,195	41,044
General and administrative expense	2,962	4,068	6,655	7,608
Asset impairment expense	1,114	1,295	2,233	6,417
Total costs and expenses	86,922	49,523	174,338	125,599
Gain(loss) on disposal of assets	81	102	1,805	(83)
Operating income	7,235	4,020	15,275	6,869
Other income (expenses):
Other income	268	44	268	602
Interest expense	(4,134)	(2,714)	(8,405)	(6,113)
Income before income taxes	3,369	1,350	7,138	1,358
Provision for income taxes	13	(1)	25	7
Net income	$3,356	$1,351	$7,113	$1,351

Allocation of net income(loss) for calculation of earnings per unit:
General partner interest in net income	$53	$21	$158	$21
Preferred interest in net income	$6,279	$6,279	$12,558	$12,558
Net loss available to limited partners	$(2,976)	$(4,949)	$(5,603)	$(11,228)

Basic and diluted net loss per common unit	$(0.07)	$(0.12)	$(0.13)	$(0.27)

Weighted average common units outstanding - basic and diluted	40,715	41,035	40,696	41,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, March 31, 2019	$365,220	$253,923	$(631,882)	$(12,739)
Net income (loss)	(2,976)	6,279	53	3,356
Equity-based incentive compensation	289	-	5	294
Distributions	(1,672)	(6,279)	(128)	(8,079)
Balance, June 30, 2019	$360,861	$253,923	$(631,952)	$(17,168)

Balance, December 31, 2018	$370,972	$253,923	$(631,791)	$(6,896)
Net income (loss)	(5,557)	12,558	112	7,113
Equity-based incentive compensation	353	-	10	363
Distributions	(4,980)	(12,558)	(283)	(17,821)
Proceeds from sale of 63,340 common units pursuant to the Employee Unit Purchase Plan	73	-	-	73
Balance, June 30, 2019	$360,861	$253,923	$(631,952)	$(17,168)

Balance, March 31, 2020	$348,983	$253,923	$(632,148)	$(29,242)
Net income (loss)	(4,949)	6,279	21	1,351
Equity-based incentive compensation	315	-	4	319
Distributions	(1,698)	(6,279)	(129)	(8,106)
Balance, June 30, 2020	$342,651	$253,923	$(632,252)	$(35,678)

Balance, December 31, 2019	$356,777	$253,923	$(632,023)	$(21,323)
Net income (loss)	(11,228)	12,558	21	1,351
Equity-based incentive compensation	420	-	7	427
Distributions	(3,373)	(12,558)	(257)	(16,188)
Proceeds from sale of 53,372 common units pursuant to the Employee Unit Purchase Plan	55	-	-	55
Balance, June 30, 2020	$342,651	$253,923	$(632,252)	$(35,678)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months ended June 30,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$7,113	$1,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,971	12,260
Amortization of debt issuance costs	503	502
Unrealized loss recognized on commodity derivative	-	3,589
Tangible asset impairment charge	2,233	6,417
(Gain)loss on disposal of assets	(1,805)	83
Equity-based incentive compensation	363	427
Changes in assets and liabilities:
Decrease in accounts receivable	7,116	2,453
Decrease (increase) in receivables from related parties	(78)	(147)
Decrease in other current assets	3,469	2,410
Decrease in other non-current assets	1,551	1,063
Increase (decrease) in accounts payable	(440)	209
Increase (decrease) in payables to related parties	(20)	134
Decrease in accrued crude oil purchases	(8,431)	(4,311)
Decrease in accrued crude oil purchases to related parties	(39)	(3,438)
Decrease in accrued interest payable	(71)	(67)
Increase (decrease) in accrued property taxes	9	(590)
Decrease in unearned revenue	(1,334)	(570)
Increase in unearned revenue from related parties	2,797	2,074
Decrease in accrued payroll	(584)	(638)
Increase (decrease) in other accrued liabilities	(2,385)	30
Net cash provided by operating activities	22,938	23,241
Cash flows from investing activities:
Acquisition of DEVCO from Ergon (Note 8)	-	(12,221)
Capital expenditures	(6,240)	(6,686)
Proceeds from sale of assets	6,351	1,633
Net cash provided by (used in) investing activities	111	(17,274)
Cash flows from financing activities:
Payments on other financing activities	(1,214)	(1,350)
Borrowings under credit agreement	158,000	115,000
Payments under credit agreement	(162,000)	(103,000)
Proceeds from equity issuance	73	55
Distributions	(17,821)	(16,188)
Net cash used in financing activities	(22,962)	(5,483)
Net increase in cash and cash equivalents	87	484
Cash and cash equivalents at beginning of period	1,455	558
Cash and cash equivalents at end of period	$1,542	$1,042

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$1,515	$1,879
Increase in accrued liabilities related to insurance premium financing agreement	$1,912	$2,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2020, the condensed consolidated statements of changes in partners’ capital (deficit) for the three and six months ended June 30, 2019 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2020, are unaudited.  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods.  All adjustments are of a recurring nature unless otherwise disclosed herein.  The 2019 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020 (the “2019 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period.  The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2019 Form 10-K.  A reclassification was made in the condensed consolidated statement of cash flows for the six months ended June 30, 2019, to combine an immaterial operating cash flow line item with another operating cash flow line item.

3.	REVENUE

The Partnership recognizes revenue from contracts with customers as well as lease revenue.  The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers(1)	Revenue from Leases
Remainder of 2020	$15,966	$28,084
2021	30,828	55,019
2022	23,198	44,262
2023	17,605	35,289
2024	11,250	28,675
Thereafter	9,930	27,930
Total revenue related to future performance obligations	$108,777	$219,259

___________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of June 30, 2020.

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers for each operating segment by revenue type is presented as follows (in thousands):

	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
	Three Months ended June 30, 2019
Revenue from contracts with customers
Third-party revenue:
Fixed storage, throughput and other revenue	$4,915	$3,220	$-	$-	$8,135
Variable throughput and other revenue	171	800	-	-	971
Variable reimbursement revenue	1,764	-	-	-	1,764
Crude oil transportation revenue	-	-	1,972	2,885	4,857
Crude oil product sales revenue	-	-	59,636	-	59,636
Related-party revenue:
Fixed storage, throughput and other revenue	2,754	-	83	-	2,837
Variable throughput and other revenue	104	-	-	-	104
Variable reimbursement revenue	1,123	-	18	-	1,141
Total revenue from contracts with customers	$10,831	$4,020	$61,709	$2,885	$79,445
Lease revenue
Third-party revenue:
Fixed lease revenue	$9,246	$-	$-	$-	$9,246
Variable reimbursement revenue	573	-	-	-	573
Related-party revenue:
Fixed lease revenue	4,736	-	-	-	4,736
Variable reimbursement revenue	76	-	-	-	76
Total lease revenue	$14,631	$-	$-	$-	$14,631
Total revenue	$25,462	$4,020	$61,709	$2,885	$94,076

	Three Months ended June 30, 2020
Revenue from contracts with customers
Third-party revenue:
Fixed storage, throughput and other revenue	$5,109	$3,919	$-	$-	$9,028
Variable throughput and other revenue	243	1,177	-	-	1,420
Variable reimbursement revenue	1,482	-	-	-	1,482
Crude oil transportation revenue	-	-	375	1,523	1,898
Crude oil product sales revenue	-	-	20,626	-	20,626
Related-party revenue:
Fixed storage, throughput and other revenue	2,891	-	-	-	2,891
Variable throughput and other revenue	210	-	-	-	210
Variable reimbursement revenue	963	-	-	-	963
Total revenue from contracts with customers	$10,898	$5,096	$21,001	$1,523	$38,518
Lease revenue
Third-party revenue:
Fixed lease revenue	$7,590	$-	$-	$-	$7,590
Variable throughput revenue	33	-	-	-	33
Variable reimbursement revenue	472	-	-	-	472
Related-party revenue:
Fixed lease revenue	6,561	-	-	-	6,561
Variable reimbursement revenue	267	-	-	-	267
Total lease revenue	$14,923	$-	$-	$-	$14,923
Total revenue	$25,821	$5,096	$21,001	$1,523	$53,441

	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
	Six Months ended June 30, 2019
Revenue from contracts with customers
Third-party revenue:
Fixed storage, throughput and other revenue	$9,842	$6,120	$-	$-	$15,962
Variable throughput and other revenue	229	1,474	-	-	1,703
Variable reimbursement revenue	3,760	-	-	-	3,760
Crude oil transportation revenue	-	-	4,470	5,718	10,188
Crude oil product sales revenue	-	-	118,560	-	118,560
Related-party revenue:
Fixed storage, throughput and other revenue	5,546	-	167	-	5,713
Variable throughput and other revenue	159	-	-	-	159
Variable reimbursement revenue	2,393	-	36	-	2,429
Total revenue from contracts with customers	$21,929	$7,594	$123,233	$5,718	$158,474
Lease revenue
Third-party revenue:
Fixed lease revenue	$18,474	$-	$-	$-	$18,474
Variable reimbursement revenue	1,107	-	-	-	1,107
Related-party revenue:
Fixed lease revenue	9,516	-	-	-	9,516
Variable reimbursement revenue	237	-	-	-	237
Total lease revenue	$29,334	$-	$-	$-	$29,334
Total revenue	$51,263	$7,594	$123,233	$5,718	$187,808

	Six Months ended June 30, 2020
Revenue from contracts with customers
Third-party revenue:
Fixed storage, throughput and other revenue	$10,223	$6,533	$-	$-	$16,756
Variable throughput and other revenue	377	1,892	-	-	2,269
Variable reimbursement revenue	3,089	-	-	-	3,089
Crude oil transportation revenue	-	-	877	4,066	4,943
Crude oil product sales revenue	-	-	67,678	-	67,678
Related-party revenue:
Fixed storage, throughput and other revenue	5,782	-	-	-	5,782
Variable throughput and other revenue	425	-	-	-	425
Variable reimbursement revenue	1,934	-	-	-	1,934
Total revenue from contracts with customers	$21,830	$8,425	$68,555	$4,066	$102,876
Lease revenue
Third-party revenue:
Fixed lease revenue	$16,816	$-	$-	$-	$16,816
Variable throughput and other revenue	33	-	-	-	33
Variable reimbursement revenue	1,077	-	-	-	1,077
Related-party revenue:
Fixed lease revenue	11,362	-	-	-	11,362
Variable reimbursement revenue	387	-	-	-	387
Total lease revenue	$29,675	$-	$-	$-	$29,675
Total revenue	$51,505	$8,425	$68,555	$4,066	$132,551

Contract Balances

Billed accounts receivable from contracts with customers were $23.2 million and $18.5 million at December 31, 2019, and June 30, 2020, respectively.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.0 million and $3.4 million at December 31, 2019, and June 30, 2020, respectively. For the six months ended June 30, 2020, the Partnership recognized $2.1 million of revenues that were previously included in the unearned revenue balance.

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

During the three months ended June 30, 2020, the Partnership recognized asset impairment expense of $1.3 million in its crude oil trucking services segment. This impairment was based on the expected future cash flows and market interest of the segment compared to the carrying value of its assets, and consisted of $1.1 million related to plant, property and equipment and $0.2 million related to operating right-of-use assets. In addition, the Partnership recognized asset impairment expense of $5.1 million during the first quarter of 2020, for total impairment expense of $6.4 million for the six months ended June 30, 2020.  The first quarter impairment primarily relates to a write-down of the value of the Partnership’s crude oil linefill from $8.1 million as of December 31, 2019, to $4.0 million as of March 31, 2020, based on the market price of crude oil as of March 31, 2020.  Early in the year, $0.8 million of incremental crude oil linefill was acquired to meet the requirements of the pipeline system, resulting in a total impairment on the crude oil linefill of $4.9 million. During the six months ended June 30, 2019, the Partnership recognized asset impairment expense of $2.2 million. A change in estimate of the push-down impairment related to Cimarron Express Pipeline, LLC (“Cimarron Express”) resulted in additional impairment expense of $1.9 million, which was recorded at the corporate level (see Note 8 for more information). In addition, flooding at several asphalt terminals in the Midwest led to an impairment of $0.3 million during that period.

During the six months ended June 30, 2020, the Partnership had a small loss on the disposal of assets that were no longer being used for operations.  During the six months ended June 30, 2019, the Partnership sold various surplus assets, including the sale of three truck stations for $1.6 million, which resulted in a gain of $1.5 million, and the sale of pipeline linefill for $1.6 million, which resulted in a gain of $0.2 million. In addition, proceeds received during the six months ended June 30, 2019, included $2.6 million related to a sale of pipeline linefill in December 2018, for which the proceeds were received in January 2019.

5.	DEBT

On May 11, 2017, the Partnership entered into an amended and restated credit agreement. On June 28, 2018, the credit agreement was amended to, among other things, reduce the revolving loan facility from $450.0 million to $400.0 million and amend the maximum permitted consolidated total leverage ratio as discussed below.

As of July 31, 2020, approximately $261.6 million of revolver borrowings and $1.8 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $136.6 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds is limited by the financial covenants in the credit agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

At June 30, 2020, the Partnership’s consolidated total leverage ratio was 4.19 to 1.00 and the consolidated interest coverage ratio was 5.07 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of June 30, 2020.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted credit agreement EBITDA during the assessment period, management believes that it will remain in compliance with these financial covenants (as described below). However, there are certain inherent risks associated with the continued ability to comply with the consolidated total leverage ratio covenant. These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause the $267.6 million in outstanding debt, as of June 30, 2020, to become immediately due and payable. If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets.

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

Debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for both the three months ended June 30, 2019 and 2020, was $0.3 million. Interest expense related to debt issuance cost amortization for both the six months ended June 30, 2019 and 2020, was $0.5 million.

During the three months ended June 30, 2019 and 2020, the weighted average interest rate under the Partnership’s credit agreement was 6.27% and 3.86%, respectively, resulting in interest expense of approximately $4.1 million and $2.7 million, respectively. During the six months ended June 30, 2019 and 2020, the weighted average interest rate under the Partnership’s credit agreement was 6.35% and 4.37%, respectively, resulting in interest expense of approximately $8.4 million and $6.1 million, respectively.

6.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, preferred units, general partner units and common units are first allocated net income to the extent they receive a distribution. Next, the excess of distributions over earnings for each period are allocated to the Partnership’s general partner based on its respective ownership interests at the time. The remainder is allocated to the common units.  The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months ended June 30,		Six Months ended June 30,
	2019	2020	2019	2020
Net income	$3,356	$1,351	$7,113	$1,351
General partner interest in net income	53	21	158	21
Preferred interest in net income	6,279	6,279	12,558	12,558
Net loss available to limited partners	$(2,976)	$(4,949)	$(5,603)	$(11,228)

Basic and diluted weighted average number of units:
Common units	40,715	41,035	40,696	41,025
Restricted and phantom units	1,076	1,441	904	1,212
Total units	41,791	42,476	41,600	42,237

Basic and diluted net loss per common unit	$(0.07)	$(0.12)	$(0.13)	$(0.27)

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

On July 16, 2020, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended June 30, 2020.  The Partnership will pay this distribution on August 14, 2020, to unitholders of record as of August 4, 2020. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended June 30, 2020. The Partnership will pay this distribution on August 14, 2020, to unitholders of record on August 4, 2020. The total distribution will be approximately $1.7 million, with approximately $1.6 million and less than $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and approximately $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

8.	RELATED PARTY TRANSACTIONS

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. On April 3, 2020, Ergon purchased another customer of the Partnership, increasing the number of asphalt facilities under contract with Ergon from 23 to 28. For the three months ended June 30, 2019 and 2020, the Partnership recognized related-party revenues of $8.8 million and $10.9 million, respectively, for services provided to Ergon. For the six months ended June 30, 2019 and 2020, the Partnership recognized related-party revenues of $17.9 million and $19.9 million, respectively, for services provided to Ergon. As of December 31, 2019, and June 30, 2020, the Partnership had receivables from Ergon of $1.1 million and $1.3 million, respectively. As of December 31, 2019, and June 30, 2020, the Partnership had unearned revenues from Ergon of $5.1 million and $7.2 million, respectively.

The Partnership has an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the three months ended June 30, 2019 and 2020, the Partnership made purchases of crude oil under this agreement totaling $36.1 million and $16.6 million, respectively. For the six months ended June 30, 2019 and 2020, the Partnership made purchases of crude oil under this agreement totaling $65.8 million and $44.4 million, respectively. As of June 30, 2020, the Partnership had payables to Ergon related to this agreement of $8.4 million for the June crude oil settlement cycle, and this balance was paid in full on July 20, 2020.

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

In December 2018, the Partnership and Ergon were informed that Kingfisher Midstream made the decision to suspend future investments in Cimarron Express as Kingfisher Midstream determined that the anticipated volumes from the dedicated acreage, and the resultant project economics, did not support additional investment from Kingfisher Midstream. The Partnership considered the SEC staff’s opinions outlined in SAB 107 Topic 5.T Accounting for Expenses or Liabilities Paid by Principal Stockholders, and, as the Agreement was designed to have the Partnership, ultimately and from the onset, bear any risk of loss on the construction of the pipeline project and eventually own a 50% interest in the pipeline, the Partnership recorded impairments on a push-down basis based on Ergon’s 50% interest in Cimarron Express. During the six months ended June 30, 2019, the Partnership recorded impairment expense of $1.9 million related to the Agreement, which included a change in estimate and accrued interest.  The Partnership’s contingent liability as of December 31, 2019, consisted of Ergon’s $10.2 million investment plus accrued interest of $2.0 million.  In November 2019, Ergon and Kingfisher Midstream wound up the business, distributed assets, and dissolved Cimarron Express. On January 2, 2020, Ergon exercised its right under the Agreement to require the Partnership to purchase the outstanding member interest in DEVCO, and the Partnership paid the amount in full on January 3, 2020.  This cash payment is reflected as an acquisition of DEVCO in the investing cash flows section on the Partnership’s condensed consolidated statement of cash flows for the six months ended June 30, 2020.

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

The unrecognized estimated compensation cost of outstanding phantom and restricted units at June 30, 2020, was $0.9 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for both the three months ended June 30, 2019 and 2020, was $0.3 million. The Partnership's equity-based incentive compensation expense for the six months ended June 30, 2019 and 2020, was $0.6 million and $0.5 million, respectively.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,068,343	$3.42
Granted	600,396	0.90
Vested	305,149	5.59
Forfeited	-	-
Nonvested at June 30, 2020	1,363,590	$2.71

10.	DERIVATIVE FINANCIAL INSTRUMENT

Commodity Derivative - During the second quarter of 2020, the Partnership’s internal crude oil marketing department entered into crude oil forward purchase contracts for 0.3 million barrels of crude oil through sell/buy arrangements with a counterparty to facilitate spot storage deals in the Partnership’s Cushing terminal with such counterparty during a time of favorable contango spreads. The Partnership is not exposed to additional commodity price risk beyond its normal marketing activity. These contracts are structured such that final purchase settlement will occur in August 2020 at then market prices. These contracts are carried at fair value on our consolidated balance sheets and are valued based on quoted prices in active markets.

The following provides information regarding the impact of the commodity derivative on the unaudited condensed consolidated balance sheets as of the periods indicated (in thousands):

		Fair Value of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Derivatives
		June 30, 2020
Commodity derivative	Commodity derivative liability	$3,589

There were no open positions at December 31, 2019.

Changes in the fair value of the commodity derivative are reflected in the unaudited condensed consolidated statements of operation as follows (in thousands):

Derivatives Not Designated as	Location of Gain(Loss) Recognized in Net	Amount of Gain(Loss) Recognized
Hedging Instruments	Income on Derivatives	in Net Income on Derivatives
		Three Months ended June 30,	Six Months ended June 30,
		2020	2020
Commodity derivative	Cost of product sales	$(3,589)	$(3,589)

The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

11.	FAIR VALUE MEASUREMENTS

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

This hierarchy requires the use of observable market data, when available, to minimize the use of unobservable inputs when determining fair value.  In periods in which they occur, the Partnership recognizes transfers into and out of Level 3 as of the end of the reporting period. There were no transfers during the six months ended June 30, 2020. Transfers out of Level 3 represent existing assets and liabilities that were classified previously as Level 3 for which the observable inputs became a more significant portion of the fair value estimates. Determining the appropriate classification of the Partnership’s fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.

The Partnership’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value Measurements as of June 30, 2020
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability:
Commodity derivative	$3,589	$3,589	$-	$-
Total derivative liabilities	$3,589	$3,589	$-	$-

See Note 10 for further disclosures regarding the commodity derivatives.

As of December 31, 2019, the Partnership had no recurring financial assets or liabilities subject to fair value measurement.

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

At June 30, 2020, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at June 30, 2020, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk-free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

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

The following table reflects certain financial data for each segment for the periods indicated (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2019	2020	2019	2020
Asphalt Terminalling Services
Service revenue:
Third-party revenue	$6,850	$6,834	$13,831	$13,689
Related-party revenue	3,981	4,064	8,098	8,141
Lease revenue:
Third-party revenue	9,819	8,095	19,582	17,926
Related-party revenue	4,812	6,828	9,752	11,749
Total revenue for reportable segment	25,462	25,821	51,263	51,505
Operating expense, excluding depreciation and amortization	11,670	11,514	23,955	23,540
Operating margin, excluding depreciation and amortization	$13,792	$14,307	$27,308	$27,965
Total assets (end of period)	$149,603	$142,895	$149,603	$142,895

Crude Oil Terminalling Services
Service revenue:
Third-party revenue	$4,020	$5,096	$7,594	$8,425
Intersegment revenue	278	-	576	-
Total revenue for reportable segment	4,298	5,096	8,170	8,425
Operating expense, excluding depreciation and amortization	1,017	1,043	2,299	1,921
Operating margin, excluding depreciation and amortization	$3,281	$4,053	$5,871	$6,504
Total assets (end of period)	$67,272	$61,376	$67,272	$61,376

	Three Months ended June 30,		Six Months ended June 30,
	2019	2020	2019	2020
Crude Oil Pipeline Services
Service revenue:
Third-party revenue	$1,972	$375	$4,470	$877
Related-party revenue	101	-	203	-
Product sales revenue:
Third-party revenue	59,636	20,626	118,560	67,678
Total revenue for reportable segment	61,709	21,001	123,233	68,555
Operating expense, excluding depreciation and amortization	2,749	2,328	5,471	4,451
Intersegment operating expense	1,704	1,505	3,331	2,930
Third-party cost of product sales	20,510	7,079	45,097	21,300
Related-party cost of product sales	36,421	12,790	67,195	41,044
Operating margin, excluding depreciation and amortization	$325	$(2,701)	$2,139	$(1,170)
Total assets (end of period)	$94,436	$79,323	$94,436	$79,323

Crude Oil Trucking Services
Service revenue
Third-party revenue	$2,885	$1,523	$5,718	$4,066
Intersegment revenue	1,426	1,505	2,755	2,930
Total revenue for reportable segment	4,311	3,028	8,473	6,996
Operating expense, excluding depreciation and amortization	4,242	3,240	8,462	7,058
Operating margin, excluding depreciation and amortization	$69	$(212)	$11	$(62)
Total assets (end of period)	$4,951	$3,443	$4,951	$3,443

Total operating margin, excluding depreciation and amortization(1)	$17,467	$15,447	$35,329	$33,237

Total Segment Revenues	$95,780	$54,946	$191,139	$135,481
Elimination of Intersegment Revenues	(1,704)	(1,505)	(3,331)	(2,930)
Consolidated Revenues	$94,076	$53,441	$187,808	$132,551

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income before income taxes (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2019	2020	2019	2020
Operating margin, excluding depreciation and amortization	$17,467	$15,447	$35,329	$33,237
Depreciation and amortization	(6,237)	(6,166)	(12,971)	(12,260)
General and administrative expense	(2,962)	(4,068)	(6,655)	(7,608)
Asset impairment expense	(1,114)	(1,295)	(2,233)	(6,417)
Gain(loss) on disposal of assets	81	102	1,805	(83)
Other income	268	44	268	602
Interest expense	(4,134)	(2,714)	(8,405)	(6,113)
Income before income taxes	$3,369	$1,350	$7,138	$1,358

13.	COMMITMENTS AND CONTINGENCIES

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

Except as discussed in the 2019 Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2020, that are of significance or potential significance to the Partnership.

15.	SUBSEQUENT EVENTS

On August 4, 2020, subsidiaries of the Partnership and a subsidiary of Ergon entered into two new agreements: the Master Storage, Throughput and Handling Agreement dated effective as of August 1, 2020 (the “2020 Master Storage, Throughput and Handling Agreement”) and the Operating and Maintenance Agreement dated effective as of August 1, 2020 (the “2020 Operating and Maintenance Agreement” and, together with the 2020 Master Storage, Throughput and Handling Agreement, the “Agreements”).  These Agreements replace three previously filed agreements, and all related amendments, between subsidiaries of the Partnership and Ergon: the Storage, Throughput and Handling Agreement dated October 5, 2016, the Amendment to Storage, Throughput and Handling Agreement effective January 1, 2019, and the Lessee Operated Facilities Lease Agreement dated January 1, 2019.

Pursuant to the 2020 Master Storage, Throughput and Handling Agreement, the Partnership provides Ergon storage and terminalling services at 22 facilities through December 31, 2027.  Pursuant to the 2020 Operating and Maintenance Agreement, Ergon will provide certain operations and maintenance services to the 22 facilities also under the 2020 Master Storage, Throughput and Handling Agreement through December 31, 2025, with automatic one-year renewals unless either party cancels.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P., together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C., and (3) “Ergon” refers to Ergon, Inc., its affiliates and subsidiaries (other than our General Partner and us).  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020 (the “2019 Form 10-K”).

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

Potential Impact of Crude Oil Market Price Changes and Other Matters on Future Revenues

The crude oil market price and the corresponding forward market pricing curve may fluctuate significantly from period to period, and other volatility in the overall energy industry, specifically in the midstream energy industry, may impact our partnership in the near term. Factors include the overall market price for crude oil and whether or not the forward price curve is in contango (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time) or backwardated (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible), changes in crude oil production volume and the demand for storage and transportation capacity in the areas in which we serve, geopolitical concerns and overall changes in our cost of capital. As of July 31, 2020, the forward crude oil price curve is currently in a contango. Potential impacts of these factors are discussed below.

Due to the global pandemic related to the coronavirus disease, COVID-19, and the Organization of Petroleum Exporting Countries’ and Russia’s disagreements over production output, the energy market had historic drops in oil prices in March and April of 2020; however, prices rose during the second quarter of 2020 to near pre-COVID-19 levels. Despite this volatility in prices, our business is uniquely positioned and expected to benefit in certain areas, and cash flow for the full year is expected to remain stable in 2020. Our asphalt and crude oil terminalling services segments represented 104% of our operating margin for the six months ended June 30, 2020, and as of July 31, 2020, these segments are fully contracted with take-or-pay revenue that have a weighted average remaining term of 4.3 years. While our customers across all our segments could be impacted by the recent market volatility, they are primarily high-quality counterparties, with over 50% of our revenues earned from those that are investment grade quality, which minimizes our counterparty credit risk.  As of July 31, 2020, we do not expect any supply chain disruptions from COVID-19 to affect our customers. Management is also actively monitoring the states and regions in which we operate, and, as of now, our operations are excluded from mandatory closings due to the essential designation of our assets.  In addition, a large portion of our operating margin, approximately 84%, from the asphalt terminalling services business unit is related to infrastructure spending at the federal, state, and local levels, and the U.S. government has continued to indicate its support for infrastructure spending.  At the same time, state revenue is down due to COVID-19, so we remain cautious about future spending on infrastructure and road construction absent an infrastructure bill passed by the federal government to support funding efforts. While we are unaware of any potential negative impact of COVID-19 on our business at this time, we are continuing to monitor the situation and have been preparing our employees to take precautions and planning for unexpected events, which may include disruptions to our workforce, customers, vendors, facilities and communities in which we operate. In an effort to protect the health and safety of our employees and the customers and vendors we interact with, we took proactive action to adopt social distancing policies at our locations, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel.

Asphalt Terminalling Services - While, historically, there have only been limited times in which asphalt prices and volumes have had a direct correlation with the price of crude oil, due to the steep decline in crude oil prices earlier this year, asphalt prices also fell significantly before recovering.  However, demand has held steady for road construction activity due to there being fewer vehicles on roads to interfere with construction work and the lower asphalt prices.  This current environment is expected to have more positive than negative implications for our asphalt terminalling services operating segment. Generally, asphalt volumes correlate more closely with the strength of state and local economies, the level of allocations of tax funding to transportation spending and an increase in infrastructure spending needs.

As previously mentioned, the U.S. government continues to indicate supporting infrastructure spending in this time of economic uncertainty. Further, customers have communicated that infrastructure projects may be accelerated and increased during this time of decreased transportation volume on the roads and highways. While it is early in the asphalt season, customer throughput volumes have generally been higher than the prior year. However, it is still too early in the season to determine the financial impact for the year.

At the end of June 2020, a 40,000 barrel tank (less than 10% of facility capacity) caught fire at our Gloucester City, New Jersey, asphalt facility. The roof and top portion of the tank was damaged, but the asphalt product remained, undamaged, in the tank. The facility remains operational, and we are making operational adjustments to continue to fulfill our obligation to meet our customer’s needs. Initial costs are estimated at $0.3 million for cleanup; capital expenditures to repair the tank are still being assessed but we expect any to fit within our capital budget for the year. We will pursue insurance recoveries for this event, but there can be no assurance of the amount or timing of any proceeds we may receive. As of July 31, 2020, the assessment into the cause of the fire is ongoing.

Crude Oil Terminalling Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month. From March 2016 through February 2020, the crude oil curve had generally been in a shallow contango or backwardation. In shallow contango or backwardated markets there is no clear incentive for marketers to store crude oil. Despite the shallow contango curve, we saw increased activity and interests from customers that are regularly turning over their volumes by blending various crude grades and delivering it out of the terminal or customers utilizing the storage for more operational purposes for their downstream operations. In late 2019, during recontracting efforts for 2020, the demand for storage declined and a small percentage of tanks were not contracted. However, as the forward price curve moved into a deeper contango in March and April 2020, there was a significant increase in demand for crude oil storage in Cushing and globally, which positively impacted contracted volumes and rates in the second quarter of 2020.

Crude Oil Pipeline Services - Crude oil pipeline transportation, while potentially influenced by the shape of the crude oil market curve, is typically impacted more by overall drilling activity.  The ability to fully utilize the capacity of our pipeline system may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve. With the historic drop in crude oil prices earlier this year, the outlook for increased drilling activity remains challenging and the risk is higher for potential well shut-ins in this environment.

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

Crude Oil Trucking Services - Crude oil trucking, while potentially influenced by the shape of the crude oil market curve, is typically impacted more by overall drilling activity and the ability to have the appropriate level of assets located properly to efficiently move the barrels to delivery points for customers.  While prices have recovered in the second quarter of 2020, due to the historic drop in oil prices in March and April 2020 and continued uncertainty in the market, customers could have wells shut-in or request rate decreases, which could impact our revenues and operating margin. In the second quarter of 2020, we evaluated our crude oil trucking services for impairment and, based on expected future cash flows, recorded asset impairment expense of $1.3 million, consisting of $1.1 million related to plant, property and equipment and $0.2 million related to operating right-of-use assets.

Our Revenues

Our revenues consist of (i) terminalling revenues, (ii) gathering and transportation revenues, (iii) product sales revenues and (iv) fuel surcharge revenues. For the six months ended June 30, 2020, the Partnership recognized revenues of $19.9 million for services provided to Ergon, with the remainder of our services being provided to third parties.

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

We have leases and terminalling agreements with customers for all of our 53 asphalt facilities.  On April 3, 2020, Ergon purchased another customer of the Partnership, increasing the number of asphalt facilities under contract with Ergon from 23 to 28.  As of July 31, 2020, these agreements have, based on a weighted average by remaining fixed revenue, approximately 4.4 years remaining under their terms.  On August 4, 2020, we entered into a new agreement with Ergon that replaces and consolidates three previous agreements and extends the term to December 31, 2027.  Consideration of the term under the new agreement increases the weighted average remaining term to 6.2 years.  One agreement, representing less than 1% of asphalt terminalling segment revenues, expires at the end of 2020, and the remaining agreements expire at varying times thereafter, through 2027. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. We operate the asphalt facilities pursuant to the terminalling agreements, while our contract counterparties operate the asphalt facilities that are subject to lease agreements.

As of July 31, 2020, we had approximately 5.5 million barrels of crude oil storage under service contracts, including 2.8 million barrels of crude oil storage contracts that expire in 2020. The remaining terms on the service contracts that extend beyond 2020 range from 8 to 17 months. Storage contracts with a subsidiary of Vitol Group (together with its subsidiaries, “Vitol”) represent 2.9 million barrels of crude oil storage capacity under contract. We are in negotiations to either extend contracts or enter into new customer contracts for the agreements expiring in 2020; however, there is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as expiring contracts. If we are unable to renew even some of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations and ability to conduct our business.

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

The following is a summary of our average gathering and transportation volumes for the periods indicated (in thousands of barrels per day):

	Three Months ended June 30,		Six Months ended June 30,		Favorable/(Unfavorable)
	2019	2020	2019	2020	Three Months		Six Months
Average pipeline throughput volume	32	16	34	16	(16)	(50)%	(18)	(53)%
Average trucking transportation volume	27	19	27	21	(8)	(30)%	(6)	(22)%

Volumes have decreased in both pipeline and trucking transportation due to decreased drilling activities in the areas we serve. In addition, a significant pipeline customer, Vitol, entered into a joint venture with a pipeline in the same area and in late 2019 began moving a significant portion of their volumes to this competing pipeline. Vitol accounted for 40% of volumes transported on our pipelines in both the three and six months ended June 30, 2019. Vitol accounted for 7% of volumes transported on our pipelines in both the three and six months ended June 30, 2020.

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

Our Expenses

Operating expenses decreased 7% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, due to decreases in compensation expense, utility costs and maintenance repairs expense as a result of a focus on managing costs as well as a decrease in depreciation expense. General and administrative expenses increased by 14% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase is primarily due to separation expenses related to the resignation of the former Chief Executive Officer of our General Partner incurred during the six months ended June 30, 2020, as well as the receipt during the six months ended June 30, 2019, of a $0.5 million settlement related to a payment made in 2018 to a fraudulent bank account due to a compromise of the vendor’s email system as disclosed in our 2018 Form 10-K, which reduced expenses for that period.  Our interest expense decreased by 27% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the decrease in interest expense in 2020.

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

On July 16, 2020, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended June 30, 2020. We will pay this distribution on August 14, 2020, to unitholders of record as of August 4, 2020. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to our preferred unitholders and General Partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended June 30, 2020. We will pay this distribution on August 14, 2020, to unitholders of record as of August 4, 2020. The total distribution will be approximately $1.7 million, with approximately $1.6 million and less than $0.1 million paid to our common unitholders and General Partner, respectively, and approximately $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

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

The table below summarizes our financial results for the three and six months ended June 30, 2019 and 2020, reconciled to the most directly comparable GAAP measure:

	Three Months ended		Six Months ended		Favorable/(Unfavorable)
Operating results	June 30,		June 30,		Three Months		Six Months
(dollars in thousands)	2019	2020	2019	2020	$	%	$	%
Operating margin, excluding depreciation and amortization:
Asphalt terminalling services	$13,792	$14,307	$27,308	$27,965	$515	4%	$657	2%
Crude oil terminalling services	3,281	4,053	5,871	6,504	772	24%	633	11%
Crude oil pipeline services	325	(2,701)	2,139	(1,170)	(3,026)	(931)%	(3,309)	(155)%
Crude oil trucking services	69	(212)	11	(62)	(281)	(407)%	(73)	(664)%
Total operating margin, excluding depreciation and amortization	17,467	15,447	35,329	33,237	(2,020)	(12)%	(2,092)	(6)%

Depreciation and amortization	(6,237)	(6,166)	(12,971)	(12,260)	71	1%	711	5%
General and administrative expense	(2,962)	(4,068)	(6,655)	(7,608)	(1,106)	(37)%	(953)	(14)%
Asset impairment expense	(1,114)	(1,295)	(2,233)	(6,417)	(181)	(16)%	(4,184)	(187)%
Gain(loss) on disposal of assets	81	102	1,805	(83)	21	26%	(1,888)	(105)%
Operating income	7,235	4,020	15,275	6,869	(3,215)	(44)%	(8,406)	(55)%

Other income (expenses):
Other income	268	44	268	602	(224)	(84)%	334	125%
Interest expense	(4,134)	(2,714)	(8,405)	(6,113)	1,420	34%	2,292	27%
Provision for income taxes	(13)	1	(25)	(7)	14	108%	18	72%
Net income	$3,356	$1,351	$7,113	$1,351	$(2,005)	(60)%	$(5,762)	(81)%

For the three and six months ended June 30, 2020, overall operating margin, excluding depreciation and amortization, was lower than the same period in 2019.  Margins in our asphalt terminalling segment were in-line with the prior year, crude oil terminalling services was higher due to favorable spot storage contacts and higher throughput volumes versus the prior year.  The crude oil pipeline services segment reflects an unrealized derivative charge of $3.6 million on crude oil forward purchase contracts.  Crude oil trucking services operating margin, excluding depreciation and amortization, decreased for the three and six months ended June 30, 2020, due to decreased transportation volumes.

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

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

	Three Months ended		Six Months ended		Favorable/(Unfavorable)
Operating results	June 30,		June 30,		Three Months		Six Months
(dollars in thousands)	2019	2020	2019	2020	$	%	$	%
Service revenue:
Third-party revenue	$6,850	$6,834	$13,831	$13,689	$(16)	(0)%	$(142)	(1)%
Related-party revenue	3,981	4,064	8,098	8,141	83	2%	43	1%
Lease revenue:
Third-party revenue	9,819	8,095	19,582	17,926	(1,724)	(18)%	(1,656)	(8)%
Related-party revenue	4,812	6,828	9,752	11,749	2,016	42%	1,997	20%
Total revenue	25,462	25,821	51,263	51,505	359	1%	242	0%
Operating expense, excluding depreciation and amortization	11,670	11,514	23,955	23,540	156	1%	415	2%
Operating margin, excluding depreciation and amortization	$13,792	$14,307	$27,308	$27,965	$515	4%	$657	2%

The following is a discussion of items impacting asphalt terminalling services segment operating margin for the periods indicated:

•

Total revenue was consistent for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. Annual CPI index increases in our long-term contracts were offset by lower reimbursement revenue from improved fuel and power costs compared to prior year. The movement of lease revenue from third-party to related-party was due to Ergon purchasing another customer of ours in April 2020.

•	Operating expenses were also consistent for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. Improved fuel and power costs were offset by increases in other expenses, primarily related to increases in insurance premiums.

Crude oil terminalling services segment

Our crude oil terminalling services segment operations generally consist of fee-based activities associated with providing terminalling services, including storage, blending, processing and throughput services for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling services segment for the periods indicated:

	Three Months ended		Six Months ended		Favorable/(Unfavorable)
Operating results	June 30,		June 30,		Three Months		Six Months
(dollars in thousands)	2019	2020	2019	2020	$	%	$	%
Service revenue:
Third-party revenue	$4,020	$5,096	$7,594	$8,425	$1,076	27%	$831	11%
Intersegment revenue	278	-	576	-	(278)	(100)%	(576)	(100)%
Total revenue	4,298	5,096	8,170	8,425	798	19%	255	3%
Operating expense, excluding depreciation and amortization	1,017	1,043	2,299	1,921	(26)	(3)%	378	16%
Operating margin, excluding depreciation and amortization	$3,281	$4,053	$5,871	$6,504	$772	24%	$633	11%

Average crude oil storage contracted per month at our Cushing terminal (in thousands of barrels)	5,895	5,799	5,665	5,355	(96)	(2)%	(310)	(5)%
Average crude oil delivered through our Cushing terminal (in thousands of barrels per day)	91	111	81	89	20	22%	8	10%

The following is a discussion of items impacting crude oil terminalling services segment operating margin for the periods indicated:

•

Total revenues for the three and six months ended June 30, 2020, increased as compared to the same periods in 2019 despite lower contracted volumes due to increases in demand and rates driven by the contango market, including short-term contracts executed during the quarter that generated $0.8 million, as well as increased throughput volumes.

•	Operating expenses for the three months ended June 30, 2020, were consistent with the same period in 2019, while operating expenses for the six months ended June 30, 2020, decreased compared to the six months ended June 30, 2019. Decreases due to a decrease in tank repair expenses were partially offset by higher compensation cost and increases in insurance premiums.
•	As of July 31, 2020, we had approximately 5.5 million barrels of crude oil storage under service contracts, including 2.8 million barrels of crude oil storage contracts that expire in 2020. The remaining terms on the service contracts that extend beyond 2020 range from 8 to 17 months. Storage contracts with Vitol represent 2.9 million barrels of crude oil storage capacity under contract.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

	Three Months ended		Six Months ended		Favorable/(Unfavorable)
Operating results	June 30,		June 30,		Three Months		Six Months
(dollars in thousands)	2019	2020	2019	2020	$	%	$	%
Service revenue:
Third-party revenue	$1,972	$375	$4,470	$877	$(1,597)	(81)%	$(3,593)	(80)%
Related-party revenue	101	-	203	-	(101)	(100)%	(203)	(100)%
Product sales revenue:
Third-party revenue	59,636	20,626	118,560	67,678	(39,010)	(65)%	(50,882)	(43)%
Total revenue	61,709	21,001	123,233	68,555	(40,708)	(66)%	(54,678)	(44)%
Operating expense, excluding depreciation and amortization	2,749	2,328	5,471	4,451	421	15%	1,020	19%
Intersegment operating expense	1,704	1,505	3,331	2,930	199	12%	401	12%
Third-party cost of product sales	20,510	7,079	45,097	21,300	13,431	65%	23,797	53%
Related-party cost of product sales	36,421	12,790	67,195	41,044	23,631	65%	26,151	39%
Operating margin, excluding depreciation and amortization	$325	$(2,701)	$2,139	$(1,170)	$(3,026)	(931)%	$(3,309)	(155)%

Pipeline transportation services average throughput volume (in thousands of barrels per day)	32	16	34	16	(16)	(50)%	(18)	(53)%
Crude oil marketing volumes (in thousands of barrels per day)	11	13	12	12	2	18%	0	0%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•	Included in third-party cost of product sales for the three and six months ended June 30, 2020, is the unrealized loss on our commodity derivative contracts of $3.6 million, which is contributing to the negative operating margin, excluding depreciation and amortization for those periods as revenue associated with the contracts has not been recognized as of June 30, 2020. These contracts will settle with our final purchase in August 2020. The subsequent sale of this inventory is expected to result in gains that exceed our cumulative unrealized losses on our derivative contracts, which will have a positive impact on operating margin, excluding depreciation and amortization in the third quarter.
•

Throughput volumes and related service revenue have decreased for the three and six months ended June 30, 2020, as compared to the same periods in 2019 due to decreased drilling activities in the areas we serve. In addition, a significant pipeline customer, Vitol, entered into a joint venture with a pipeline in the same area and moved a significant portion of their volumes to this competing pipeline beginning in late 2019. Vitol accounted for 40% of volumes transported on our pipelines in both the three and six months ended June 30, 2019.  Vitol accounted for 7% of volumes transported on our pipelines in both the three and six months ended June 30, 2020.

•	Product sales revenue for the six months ended June 30, 2019 and 2020, included $0.8 million and $1.5 million, respectively, in sales of crude oil product accumulated over time through customer loss allowance deductions. The remaining change in product sales revenue is related to our crude oil marketing business and reflects the decrease in the market price of crude oil.
•	With consideration of the impact of the unrealized loss on our commodity derivative contracts noted above, overall cost of product sales has decreased consistently with crude oil marketing revenue and reflect the decrease in the market price of crude oil.

Crude oil trucking services segment

Our crude oil trucking services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking services segment for the periods indicated:

	Three Months ended		Six Months ended		Favorable/(Unfavorable)
Operating results	June 30,		June 30,		Three Months		Six Months
(dollars in thousands)	2019	2020	2019	2020	$	%	$	%
Service revenue
Third-party revenue	$2,885	$1,523	$5,718	$4,066	$(1,362)	(47)%	$(1,652)	(29)%
Intersegment revenue	1,426	1,505	2,755	2,930	79	6%	175	6%
Total revenue	4,311	3,028	8,473	6,996	(1,283)	(30)%	(1,477)	(17)%
Operating expense, excluding depreciation and amortization	4,242	3,240	8,462	7,058	1,002	24%	1,404	17%
Operating margin, excluding depreciation and amortization	$69	$(212)	$11	$(62)	$(281)	(407)%	$(73)	(664)%

Average volume (in thousands of barrels per day)	27	19	27	21	(8)	(30)%	(6)	(22)%

The following is a discussion of items impacting crude oil trucking services segment operating margin for the periods indicated:

•	Service revenues decreased for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, due to decreased drilling activities in the areas we serve.
•	Operating expense, excluding depreciation and amortization, decreased for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, due to decreases in compensation and fleet expense related to lower volumes. The decrease in volumes led to severance costs of $0.2 million in the second quarter of 2020 to better manage costs.

Other Income and Expenses

Depreciation and amortization expense. Depreciation and amortization expense was consistent at $6.2 million for the three months ended June 30, 2020 and 2019.  Depreciation and amortization expense decreased to $12.3 million for the six months ended June 30, 2020, compared to $13.0 million for the same period in 2019. This decrease is primarily the result of certain assets reaching the end of their depreciable lives at the end of the first quarter of 2019.

General and administrative expense.  General and administrative expense increased to $4.1 million for three months ended June 30, 2020, compared to $3.0 million for the same period in 2019, and to $7.6 million for the six months ended June 30, 2020, compared to $6.7 million for the same period in 2019. These increases were due to transaction-related legal costs and separation expenses related to the resignation of the former Chief Executive Officer of our General Partner incurred during the six months ended June 30, 2020, as well as the receipt during the six months ended June 30, 2019, of a $0.5 million settlement related to a payment made in 2018 to a fraudulent bank account due to a compromise of the vendor’s email system as disclosed in our 2018 Form 10-K, which reduced expense for that period.

Asset impairment expense. Asset impairment expense for the three months ended June 30, 2020, of $1.3 million related to adjustments to our crude oil trucking services segment assets based on the expected future cash flows of the segment. This impairment consisted of $1.1 million related to plant, property and equipment and $0.2 million related to operating right-of-use assets. In addition, asset impairment expense for the six months ended June 30, 2020, included $5.1 million primarily consisting of a write-down of crude oil linefill due to the decrease in the market price of crude oil that occurred in the first quarter.  Asset impairment expense for the six months ended June 30, 2019, was $2.2 million, and consisted of a change in estimate of the push-down impairment related to Cimarron Express Pipeline, LLC (“Cimarron Express”) of $1.9 million (see Note 8 of our condensed consolidated financial statements for more information) and $0.3 million related to a flood at an asphalt terminal in Wolcott, Kansas.

Gain(loss) on disposal of assets. Gains and losses for the three and six months ended June 30, 2020, are immaterial and relate to the disposal of assets no longer used for operations. Gains on the sale of assets for the six months ended June 30, 2019, relate to the sale of certain truck stations in locations not served by our crude oil trucking services segment.

Other income. Other income for all periods relates to insurance recoveries related to flood damages incurred in 2019 at certain asphalt facilities.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs. The following table presents the significant components of interest expense:

	Three Months ended		Six Months ended		Favorable/(Unfavorable)
	June 30,		June 30,		Three Months		Six Months
	2019	2020	2019	2020	$	%	$	%
Credit agreement interest	$3,861	$2,440	$7,871	$5,572	$1,421	37%	$2,299	29%
Amortization of debt issuance costs	251	251	503	502	-	0%	1	0%
Other	22	23	31	39	(1)	(5)%	(8)	(26)%
Total interest expense	$4,134	$2,714	$8,405	$6,113	$1,420	34%	$2,292	27%

The decrease in credit agreement interest is due to a decrease in floating interest rates.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the six months ended June 30, 2019 and 2020:

	Six Months ended June 30,
	2019	2020
	(in millions)
Net cash provided by operating activities	$22.9	$23.2
Net cash provided by (used in) investing activities	$0.1	$(17.3)
Net cash provided by (used in) financing activities	$(23.0)	$(5.5)

Operating Activities.  Net cash provided by operating activities increased to $23.2 million for the six months ended June 30, 2020, as compared to $22.9 million for the six months ended June 30, 2019, due to increased net income as discussed in Results of Operations above as well as changes in working capital.

Investing Activities.  Net cash used in investing activities was $17.3 million for the six months ended June 30, 2020, compared to net cash provided by investing activities of $0.1 million for the six months ended June 30, 2019.  The six months ended June 30, 2020, included a $12.2 million payment to Ergon related to our purchase of Ergon’s DEVCO entity related to Cimarron Express.  The six months ended June 30, 2019, included net proceeds from the disposal of certain assets of $6.4 million. Of such proceeds, $2.6 million related to the December 2018 sale of linefill for which the cash consideration was not received until January 2019.  Capital expenditures for the six months ended June 30, 2019 and 2020, included maintenance capital expenditures of $5.2 million and $5.3 million, respectively, and expansion capital expenditures of $1.1 million and $1.4 million, respectively.

Financing Activities.  Net cash used in financing activities was $5.5 million for the six months ended June 30, 2020, compared to $23.0 million for the six months ended June 30, 2019.  Cash used in financing activities for the six months ended June 30, 2020, consisted primarily of $16.2 million in distributions to our unitholders, partially offset by net borrowings on long-term debt of $12.0 million. Cash used in financing activities for the six months ended June 30, 2019, consisted primarily of net payments on long-term debt of $4.0 million and $17.8 million in distributions to our unitholders.

Our Liquidity and Capital Resources

Cash flows from operations and from our credit agreement are our primary sources of liquidity. At June 30, 2020, we had a working capital deficit of $11.1 million. This is primarily a function of our approach to cash management. At June 30, 2020, we had approximately $267.6 million of revolver borrowings and approximately $1.8 million of letters of credit outstanding under the credit agreement, leaving us with approximately $130.6 million of availability under our credit agreement subject to covenant restrictions, which limited our availability to $36.0 million. As of July 31, 2020, we have approximately $261.6 million of revolver borrowings and approximately $1.8 million of letters of credit outstanding under the credit agreement, leaving us with aggregate unused commitments under our revolving credit facility of approximately $136.6 million and cash on hand of approximately $0.6 million. The credit agreement is scheduled to mature on May 11, 2022.

Our credit agreement contains certain financial covenants which include a maximum permitted consolidated total leverage ratio, which may limit our availability to borrow funds thereunder.  The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of June 30, 2020, and for each fiscal quarter thereafter, is 4.75. Our consolidated total leverage ratio was 4.19 to 1.00 as of June 30, 2020.

Management evaluates whether conditions and/or events raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on forecasted EBITDA during the assessment period, management believes that we will meet the financial covenants. However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant.  These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $267.6 million in outstanding debt, as of June 30, 2020, to become immediately due and payable.  If this were to occur, we would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to our assets. Based on our current forecasts, we believe we will be able to comply with the consolidated total leverage ratio during the assessment period.  However, we cannot make any assurances that we will be able to achieve our forecasts. If we are unable to achieve our forecasts, further actions may be necessary to remain in compliance with our consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales.  We can make no assurances that we would be successful in undertaking these actions, or that we will remain in compliance with the consolidated total leverage ratio during the assessment period.

Capital Requirements. Our capital requirements consist of the following:

•

maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows, further extending the useful lives of the assets; and

•	expansion capital expenditures, which are capital expenditures made to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

The following table breaks out capital expenditures for the six months ended June 30, 2019 and 2020 (in thousands):

	Six Months ended June 30,
	2019	2020
Acquisitions	$-	$12,221

Gross expansion capital expenditures	$1,081	$1,404
Reimbursable expenditures	(21)	(130)
Net expansion capital expenditures	$1,060	$1,274

Gross maintenance capital expenditures	$5,159	$5,282
Reimbursable expenditures	(30)	(990)
Net maintenance capital expenditures	$5,129	$4,292

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

Other Items

Commodity Derivative Agreements

During the second quarter of 2020, our internal crude oil marketing department entered into crude oil forward purchase contracts through sell/buy arrangements with a counterparty to facilitate spot storage deals in our Cushing terminal with such counterparty during a time of favorable contango spreads. Our crude oil marketing department only holds working inventory and linefill and does not hold excess inventory for speculative purposes. Typically, each month's purchase and sale volumes, including those under the sell/buy arrangements, are similar and at the current month market price; thus, the Partnership is not exposed to additional commodity price risk beyond its normal marketing activity. These contracts are structured such that final purchase settlement will occur during the third quarter of 2020 at then market prices. That product will then be sold to a separate counterparty at then market prices; thus, effectively removing the commodity price risk. These contracts are carried at fair value on our consolidated balance sheets and are valued based on quoted prices in active markets.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Partnership is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer of our General Partner concluded that our disclosure controls and procedures, as of June 30, 2020, were effective. The Chief Executive Officer of our General Partner was also acting Chief Financial Officer of our General Partner at June 30, 2020.

Changes in internal control over financial reporting.  There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 13 to our unaudited condensed consolidated financial statements and is incorporated herein by reference thereto.

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

10.1	Separation Agreement and General Release of Claims, dates as of June 22, 2020, between Mark Hurley and the Partnership (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on June 22, 2020, and incorporated herein by reference).
31.1*	Certifications of Chief Executive Officer and acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#

Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101#

The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2020; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2020; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the three and six months ended June 30, 2019 and 2020; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2020; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

*    Filed herewith.

#     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C.
its General Partner

Date:	August 6, 2020	By:	/s/ D. Andrew Woodward
D. Andrew Woodward
Chief Executive Officer and acting Chief Financial Officer

Date:	August 6, 2020	By:	/s/ Michael McLanahan
Michael McLanahan
Chief Accounting Officer