Form 10-Q
period 2020-09-30
Blueknight Energy Partners, L.P.
filed 2020-11-05
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

 As of October 30, 2020, there were 35,125,202 Series A Preferred Units and 41,198,088 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2019	September 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$558	$972
Accounts receivable, net	23,716	15,039
Receivables from related parties, net	1,110	1,006
Other current assets	8,692	7,783
Total current assets	34,076	24,800
Property, plant and equipment, net of accumulated depreciation of $274,404 and $287,964 at December 31, 2019, and September 30, 2020, respectively	232,777	222,881
Goodwill	6,728	6,728
Debt issuance costs, net	2,344	1,591
Operating lease assets	10,758	9,009
Intangible assets, net	14,088	12,029
Other noncurrent assets	1,169	1,047
Total assets	$301,940	$278,085
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$3,125	$2,281
Accounts payable to related parties	2,460	837
Accrued crude oil purchases	6,706	3,668
Accrued crude oil purchases to related parties	11,807	7,425
Contingent liability with related party (Note 8)	12,221	-
Accrued interest payable	293	318
Accrued property taxes payable	3,247	3,451
Unearned revenue	1,942	3,874
Unearned revenue with related parties	2,934	2,910
Accrued payroll	4,823	4,794
Current operating lease liability	2,391	1,827
Other current liabilities	2,627	2,802
Total current liabilities	54,576	34,187
Long-term unearned revenue with related parties	2,149	4,224
Other long-term liabilities	2,417	927
Noncurrent operating lease liability	8,529	7,221
Long-term debt	255,592	260,592
Commitments and contingencies (Note 13)
Partners’ capital(deficit):
Common unitholders (40,830,051 and 41,198,088 units issued and outstanding at December 31, 2019, and September 30, 2020, respectively)	356,777	349,160
Preferred unitholders (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(632,023)	(632,149)
Total partners’ deficit	(21,323)	(29,066)
Total liabilities and partners’ deficit	$301,940	$278,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2020	2019	2020
	(unaudited)
Service revenue:
Third-party revenue	$15,716	$12,886	$47,318	$39,935
Related-party revenue	3,934	4,849	12,189	12,945
Lease revenue:
Third-party revenue	11,444	9,142	31,004	27,051
Related-party revenue	5,427	7,490	15,179	19,239
Product sales revenue:
Third-party revenue	55,213	51,390	173,773	119,068
Total revenue	91,734	85,757	279,463	218,238
Costs and expenses:
Operating expense	25,215	23,715	78,432	73,066
Cost of product sales	18,972	19,833	64,069	41,133
Cost of product sales from related party	32,691	22,627	99,886	63,671
General and administrative expense	3,840	3,401	10,495	11,008
Asset impairment expense	83	-	2,316	6,417
Total costs and expenses	80,801	69,576	255,198	195,295
Gain (loss) on disposal of assets	(40)	509	1,765	426
Operating income	10,893	16,690	26,030	23,369
Other income (expenses):
Other income	69	176	475	969
Interest expense	(3,989)	(2,472)	(12,394)	(8,586)
Income before income taxes	6,973	14,394	14,111	15,752
Provision for income taxes	14	1	39	8
Net income	$6,959	$14,393	$14,072	$15,744

Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income	$110	$228	$268	$249
Preferred interest in net income	$6,278	$6,278	$18,836	$18,836
Net income (loss) available to limited partners	$571	$7,887	$(5,032)	$(3,341)

Basic net income (loss) per common unit	$0.01	$0.19	$(0.12)	$(0.08)
Diluted net income (loss) per common unit	$0.01	$0.18	$(0.12)	$(0.08)

Weighted average common units outstanding - basic	40,811	41,166	40,735	41,072
Weighted average common units outstanding - diluted	40,811	77,646	40,735	41,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, June 30, 2019	$360,861	$253,923	$(631,952)	$(17,168)
Net income	574	6,278	107	6,959
Equity-based incentive compensation	284	-	5	289
Distributions	(1,678)	(6,278)	(128)	(8,084)
Proceeds from sale of 98,631 common units pursuant to the Employee Unit Purchase Plan	103	-	-	103
Balance, September 30, 2019	$360,144	$253,923	$(631,968)	$(17,901)

Balance, December 31, 2018	$370,972	$253,923	$(631,791)	$(6,896)
Net income (loss)	(4,983)	18,836	219	14,072
Equity-based incentive compensation	637	-	15	652
Distributions	(6,658)	(18,836)	(411)	(25,905)
Proceeds from sale of 161,971 common units pursuant to the Employee Unit Purchase Plan	176	-	-	176
Balance, September 30, 2019	$360,144	$253,923	$(631,968)	$(17,901)

Balance, June 30, 2020	$342,651	$253,923	$(632,252)	$(35,678)
Net income	7,887	6,278	228	14,393
Equity-based incentive compensation	210	-	3	213
Distributions	(1,703)	(6,278)	(128)	(8,109)
Proceeds from sale of 104,954 common units pursuant to the Employee Unit Purchase Plan	115	-	-	115
Balance, September 30, 2020	$349,160	$253,923	$(632,149)	$(29,066)

Balance, December 31, 2019	$356,777	$253,923	$(632,023)	$(21,323)
Net income (loss)	(3,341)	18,836	249	15,744
Equity-based incentive compensation	630	-	10	640
Distributions	(5,076)	(18,836)	(385)	(24,297)
Proceeds from sale of 158,326 common units pursuant to the Employee Unit Purchase Plan	170	-	-	170
Balance, September 30, 2020	$349,160	$253,923	$(632,149)	$(29,066)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months ended September 30,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$14,072	$15,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,211	17,698
Amortization of debt issuance costs	754	753
Tangible asset impairment charge	2,316	6,417
Gain on disposal of assets	(1,765)	(426)
Equity-based incentive compensation	652	640
Changes in assets and liabilities:
Decrease in accounts receivable	7,128	8,677
Decrease (increase) in receivables from related parties	(830)	104
Decrease in other current assets	3,615	3,032
Decrease in other non-current assets	2,255	1,767
Decrease in accounts payable	(250)	(379)
Increase (decrease) in payables to related parties	535	(1,256)
Decrease in accrued crude oil purchases	(7,484)	(4,244)
Increase (decrease) in accrued crude oil purchases to related parties	1,219	(4,382)
Increase (decrease) in accrued interest payable	(176)	25
Increase in accrued property taxes	612	204
Increase in unearned revenue	1,557	318
Increase (decrease) in unearned revenue from related parties	(2,380)	1,382
Increase (decrease) in accrued payroll	169	(29)
Decrease in other accrued liabilities	(2,926)	(2,145)
Net cash provided by operating activities	38,284	43,900
Cash flows from investing activities:
Acquisition of DEVCO from Ergon (Note 8)	-	(12,221)
Capital expenditures	(9,428)	(12,381)
Proceeds from sale of assets	7,089	2,409
Net cash used in investing activities	(2,339)	(22,193)
Cash flows from financing activities:
Payments on other financing activities	(1,894)	(2,166)
Borrowings under credit agreement	218,000	181,000
Payments under credit agreement	(225,000)	(176,000)
Proceeds from equity issuance	176	170
Distributions	(25,905)	(24,297)
Net cash used in financing activities	(34,623)	(21,293)
Net increase in cash and cash equivalents	1,322	414
Cash and cash equivalents at beginning of period	1,455	558
Cash and cash equivalents at end of period	$2,777	$972

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$1,528	$1,185
Increase in accrued liabilities related to insurance premium financing agreement	$2,356	$2,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. and subsidiaries (collectively, the “Partnership”) is a publicly traded master limited partnership with operations in 26 states. The Partnership provides integrated terminalling, gathering, transportation and marketing services for companies engaged in the production, distribution and marketing of crude oil and asphalt products. The Partnership manages its operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services, and (iv) crude oil trucking services. The Partnership’s common units and preferred units, which represent limited partnership interests in the Partnership, are listed on the NASDAQ Global Market under the symbols “BKEP” and “BKEPP,” respectively. The Partnership was formed in February 2007 as a Delaware master limited partnership initially to own, operate and develop a diversified portfolio of complementary midstream energy assets.

2.	BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2020, the condensed consolidated statements of changes in partners’ capital (deficit) for the three and nine months ended September 30, 2019 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2020, are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods. All adjustments are of a recurring nature unless otherwise disclosed herein. The 2019 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020 (the “2019 Form 10-K”). Interim financial results are not necessarily indicative of the results to be expected for an annual period. The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2019 Form 10-K. The following reclassifications have been made in the consolidated financial statements: (i) an immaterial operating cash flow item was combined with another operating cash flow item in the condensed consolidated statement of cash flows for the nine months ended September 30, 2019, and (ii) immaterial corporate items previously allocated to revenues and operating expenses have been reclassified to other income in the condensed consolidated statements of operations for all periods presented. These reclassifications had no impact on net income.

3.	REVENUE

The Partnership recognizes revenue from contracts with customers as well as lease revenue.  The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers(1)	Revenue from Leases
Remainder of 2020	$9,620	$14,358
2021	38,156	57,083
2022	30,076	45,512
2023	26,462	38,446
2024	26,506	38,494
Thereafter	61,140	76,644
Total revenue related to future performance obligations	$191,960	$270,537

___________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of September 30, 2020.

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers for each operating segment by revenue type is presented as follows (in thousands):

	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
	Three Months ended September 30, 2019
Revenue from contracts with customers
Third-party revenue:
Fixed storage, throughput and other revenue	$5,008	$3,264	$-	$-	$8,272
Variable throughput and other revenue	648	961	-	-	1,609
Variable reimbursement revenue	1,729	-	-	-	1,729
Crude oil transportation revenue	-	-	1,284	2,822	4,106
Crude oil product sales revenue	-	-	55,213	-	55,213
Related-party revenue:
Fixed storage, throughput and other revenue	2,750	-	63	-	2,813
Variable throughput and other revenue	21	-	-	-	21
Variable reimbursement revenue	1,099	-	1	-	1,100
Total revenue from contracts with customers	$11,255	$4,225	$56,561	$2,822	$74,863
Lease revenue
Third-party revenue:
Fixed lease revenue	$9,415	$-	$-	$-	$9,415
Variable throughput and other revenue	1,451	-	-	-	1,451
Variable reimbursement revenue	578	-	-	-	578
Related-party revenue:
Fixed lease revenue	4,733	-	-	-	4,733
Variable throughput and other revenue	615	-	-	-	615
Variable reimbursement revenue	79	-	-	-	79
Total lease revenue	$16,871	$-	$-	$-	$16,871
Total revenue	$28,126	$4,225	$56,561	$2,822	$91,734

	Three Months ended September 30, 2020
Revenue from contracts with customers
Third-party revenue:
Fixed storage, throughput and other revenue	$5,097	$3,327	$-	$-	$8,424
Variable throughput and other revenue	752	863	-	-	1,615
Variable reimbursement revenue	1,665	-	-	-	1,665
Crude oil transportation revenue	-	-	412	770	1,182
Crude oil product sales revenue	-	-	51,390	-	51,390
Related-party revenue:
Fixed storage, throughput and other revenue	4,079	-	-	-	4,079
Variable throughput and other revenue	267	-	-	-	267
Variable reimbursement revenue	503	-	-	-	503
Total revenue from contracts with customers	$12,363	$4,190	$51,802	$770	$69,125
Lease revenue
Third-party revenue:
Fixed lease revenue	$7,930	$-	$-	$-	$7,930
Variable throughput revenue	713	-	-	-	713
Variable reimbursement revenue	499	-	-	-	499
Related-party revenue:
Fixed lease revenue	6,552	-	-	-	6,552
Variable throughput revenue	784	-	-	-	784
Variable reimbursement revenue	154	-	-	-	154
Total lease revenue	$16,632	$-	$-	$-	$16,632
Total revenue	$28,995	$4,190	$51,802	$770	$85,757

	Asphalt Terminalling Services	Crude Oil Terminalling Services	Crude Oil Pipeline Services	Crude Oil Trucking Services	Total
	Nine Months ended September 30, 2019
Revenue from contracts with customers
Third-party revenue:
Fixed storage, throughput and other revenue	$14,852	$9,380	$-	$-	$24,232
Variable throughput and other revenue	877	2,435	-	-	3,312
Variable reimbursement revenue	5,489	-	-	-	5,489
Crude oil transportation revenue	-	-	5,748	8,537	14,285
Crude oil product sales revenue	-	-	173,773	-	173,773
Related-party revenue:
Fixed storage, throughput and other revenue	8,296	-	229	-	8,525
Variable throughput and other revenue	136	-	-	-	136
Variable reimbursement revenue	3,491	-	37	-	3,528
Total revenue from contracts with customers	$33,141	$11,815	$179,787	$8,537	$233,280
Lease revenue
Third-party revenue:
Fixed lease revenue	$27,867	$-	$-	$-	$27,867
Variable throughput and other revenue	1,451	-	-	-	1,451
Variable reimbursement revenue	1,685	-	-	-	1,685
Related-party revenue:
Fixed lease revenue	14,249	-	-	-	14,249
Variable throughput and other revenue	615	-	-	-	615
Variable reimbursement revenue	316	-	-	-	316
Total lease revenue	$46,183	$-	$-	$-	$46,183
Total revenue	$79,324	$11,815	$179,787	$8,537	$279,463

	Nine Months ended September 30, 2020
Revenue from contracts with customers
Third-party revenue:
Fixed storage, throughput and other revenue	$15,318	$9,858	$-	$-	$25,176
Variable throughput and other revenue	1,129	2,755	-	-	3,884
Variable reimbursement revenue	4,754	-	-	-	4,754
Crude oil transportation revenue	-	-	1,287	4,834	6,121
Crude oil product sales revenue	-	-	119,068	-	119,068
Related-party revenue:
Fixed storage, throughput and other revenue	9,861	-	-	-	9,861
Variable throughput and other revenue	647	-	-	-	647
Variable reimbursement revenue	2,437	-	-	-	2,437
Total revenue from contracts with customers	$34,146	$12,613	$120,355	$4,834	$171,948
Lease revenue
Third-party revenue:
Fixed lease revenue	$24,729	$-	$-	$-	$24,729
Variable throughput and other revenue	746	-	-	-	746
Variable reimbursement revenue	1,576	-	-	-	1,576
Related-party revenue:
Fixed lease revenue	17,914	-	-	-	17,914
Variable throughput and other revenue	784	-	-	-	784
Variable reimbursement revenue	541	-	-	-	541
Total lease revenue	$46,290	$-	$-	$-	$46,290
Total revenue	$80,436	$12,613	$120,355	$4,834	$218,238

Contract Balances

Billed accounts receivable from contracts with customers were $23.2 million and $13.7 million at December 31, 2019, and September 30, 2020, respectively.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.0 million and $3.6 million at December 31, 2019, and September 30, 2020, respectively. For the nine months ended September 30, 2020, the Partnership recognized $2.2 million of revenues that were previously included in the unearned revenue balance.

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

4.	PROPERTY, PLANT, AND EQUIPMENT

The Partnership recognized asset impairment expense of $6.4 million for the nine months ended September 30, 2020. In the second quarter of 2020, the Partnership recorded an impairment of $1.3 million related to the crude oil trucking segment based on the expected future cash flows and market interest of the segment compared to the carrying value of its assets, and consisted of $1.1 million related to plant, property and equipment and $0.2 million related to operating right-of-use assets. In addition, an impairment was recorded in the first quarter of 2020 to write-down the value of the Partnership’s crude oil linefill from $8.1 million as of December 31, 2019, to $4.0 million as of March 31, 2020, based on the market price of crude oil as of March 31, 2020. Early in 2020, $0.8 million of incremental crude oil linefill was acquired to meet the requirements of the pipeline system, resulting in a total impairment on the crude oil linefill of $4.9 million.

During the nine months ended September 30, 2019, the Partnership recognized asset impairment expense of $2.3 million. A change in estimate of the push-down impairment related to Cimarron Express Pipeline, LLC (“Cimarron Express”) resulted in additional impairment expense of $2.0 million, which was recorded at the corporate level (see Note 8 for more information). In addition, flooding at several asphalt terminals in the Midwest led to an impairment of $0.3 million during that period.

During the three and nine months ended September 30, 2020, the Partnership had a small gain on the disposal of assets that were no longer being used for operations. During the nine months ended September 30, 2019, the Partnership sold various surplus assets, including the sale of three truck stations for $1.6 million, which resulted in a gain of $1.5 million, and the sale of pipeline linefill for $1.6 million, which resulted in a gain of $0.3 million.

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

As of October 30, 2020, approximately $255.6 million of revolver borrowings and $1.7 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $142.7 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds is limited by the financial covenants in the credit agreement. The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

Borrowings under the credit agreement bear interest, at the Partnership’s option, at either the reserve-adjusted eurodollar rate (as defined in the credit agreement) plus an applicable margin that ranges from 2.0% to 3.25% or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day eurodollar rate plus 1.0%) plus an applicable margin that ranges from 1.0% to 2.25%. The Partnership pays a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and the Partnership pays a commitment fee ranging from 0.375% to 0.5% on the unused commitments under the credit agreement. The applicable margins for the Partnership’s interest rate, the letter of credit fee, and the commitment fee vary quarterly based on the Partnership’s consolidated total leverage ratio (as defined in the credit agreement, being generally computed as the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation, amortization, and certain other non-cash charges (“credit agreement EBITDA”)).

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

The maximum permitted consolidated senior secured leverage ratio (as defined in the credit agreement, but generally computed as the ratio of consolidated total secured debt to credit agreement EBITDA) is 3.50 to 1.00, but this covenant is only tested from and after the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million.

The minimum permitted consolidated interest coverage ratio (as defined in the credit agreement, but generally computed as the ratio of credit agreement EBITDA to consolidated interest expense) is 2.50 to 1.00.

In addition, the credit agreement contains various covenants that, among other restrictions, limit the Partnership’s ability to:

•	create, issue, incur or assume indebtedness;
•	create, incur or assume liens;
•	engage in mergers or acquisitions;
•	sell, transfer, assign or convey assets;
•	repurchase the Partnership’s equity, make distributions to unitholders and make certain other restricted payments;
•	make investments;
•	modify the terms of certain indebtedness, or prepay certain indebtedness;
•	engage in transactions with affiliates;
•	enter into certain hedging contracts;
•	enter into certain burdensome agreements;
•	change the nature of the Partnership’s business; and
•	make certain amendments to the Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

At September 30, 2020, the Partnership’s consolidated total leverage ratio was 4.06 to 1.00 and the consolidated interest coverage ratio was 5.79 to 1.00. The Partnership was in compliance with all covenants of its credit agreement as of September 30, 2020.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted credit agreement EBITDA during the assessment period, management believes that it will remain in compliance with these financial covenants (as described below). However, there are certain inherent risks associated with the continued ability to comply with the consolidated total leverage ratio covenant. These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause the $260.6 million in outstanding debt as of September 30, 2020, to become immediately due and payable. If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets.

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

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership Agreement) to unitholders so long as no default or event of default exists under the credit agreement on a pro forma basis after giving effect to such distribution. The Partnership is currently allowed to make distributions to its unitholders in accordance with this covenant; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Board of Directors (the “Board”) of Blueknight Energy Partners G.P., L.L.C. (the “general partner”) in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business. See Note 7 for additional information regarding distributions.

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

Debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for both the three months ended September 30, 2019 and 2020, was $0.3 million. Interest expense related to debt issuance cost amortization for both the nine months ended September 30, 2019 and 2020, was $0.8 million.

During the three months ended September 30, 2019 and 2020, the weighted average interest rate under the Partnership’s credit agreement was 5.90% and 3.56%, respectively, resulting in interest expense of approximately $4.0 million and $2.5 million, respectively. During the nine months ended September 30, 2019 and 2020, the weighted average interest rate under the Partnership’s credit agreement was 6.20% and 4.11%, respectively, resulting in interest expense of approximately $12.3 million and $8.5 million, respectively.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2020	2019	2020
Net income	$6,959	$14,393	$14,072	$15,744
General partner interest in net income	110	228	268	249
Preferred interest in net income	6,278	6,278	18,836	18,836
Net income (loss) available to limited partners	$571	$7,887	$(5,032)	$(3,341)

Basic weighted average number of units:
Common units	40,811	41,166	40,735	41,072
Restricted and phantom units	1,130	1,354	1,004	1,259
Total units	41,941	42,520	41,739	42,331

Diluted weighted average number of units:
Common units	40,811	77,646	40,735	41,072

Basic net income (loss) per common unit	$0.01	$0.19	$(0.12)	$(0.08)
Diluted net income (loss) per common unit	$0.01	$0.18	$(0.12)	$(0.08)

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

On October 15, 2020, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended September 30, 2020. The Partnership will pay this distribution on November 13, 2020, to unitholders of record as of November 3, 2020. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended September 30, 2020. The Partnership will pay this distribution on November 13, 2020, to unitholders of record as of November 3, 2020. The total distribution will be approximately $1.7 million, with approximately $1.6 million and less than $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and approximately $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

8.	RELATED PARTY TRANSACTIONS

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. On April 3, 2020, Ergon purchased another customer of the Partnership, increasing the number of asphalt facilities under contract with Ergon from 23 to 28. On August 4, 2020, the Partnership and Ergon entered into the 2020 Master Storage, Throughput and Handling Agreement, which was effective August 1, 2020. Pursuant to the 2020 Master Storage, Throughput and Handling Agreement, which replaced three previously filed agreements and all related amendments, the Partnership provides Ergon with storage and terminalling services at 22 facilities. The remaining six facilities under contract with Ergon continue under their existing agreements. For the three months ended September 30, 2019 and 2020, the Partnership recognized related-party revenues of $9.3 million and $12.4 million, respectively, for services provided to Ergon. For the nine months ended September 30, 2019 and 2020, the Partnership recognized related-party revenues of $27.2 million and $32.3 million, respectively, for services provided to Ergon. As of December 31, 2019, and September 30, 2020, the Partnership had receivables from Ergon of $1.1 million and $1.0 million, respectively. As of December 31, 2019, and September 30, 2020, the Partnership had unearned revenues from Ergon of $5.1 million and $6.7 million, respectively.

On August 4, 2020, the Partnership and Ergon also entered into the Operating and Maintenance Agreement, effective August 1, 2020, pursuant to which Ergon will provide certain operations and maintenance services to the 22 facilities also under the 2020 Master Storage, Throughput and Handling Agreement. For both the three and nine months ended September 30, 2020, the Partnership recognized expense of $3.1 million related to the Operating and Maintenance Agreement.

The Partnership has an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the three months ended September 30, 2019 and 2020, the Partnership made purchases of crude oil under this agreement totaling $32.8 million and $25.5 million, respectively. For the nine months ended September 30, 2019 and 2020, the Partnership made purchases of crude oil under this agreement totaling $98.6 million and $69.9 million, respectively. As of September 30, 2020, the Partnership had payables to Ergon related to this agreement of $7.4 million for the September crude oil settlement cycle, and this balance was paid in full on October 20, 2020.

In May 2018, the Partnership, along with Kingfisher Midstream and Ergon, announced the execution of definitive agreements to form Cimarron Express. Cimarron Express was planned to be a new 16-inch diameter, 65-mile crude oil pipeline running from northeastern Kingfisher County, Oklahoma to the Partnership’s Cushing, Oklahoma crude oil terminal, with an original anticipated in-service date in the second half of 2019. Ergon formed a Delaware limited liability company, Ergon - Oklahoma Pipeline, LLC (“DEVCO”), which held Ergon’s 50% membership interest in Cimarron Express. The Partnership and Ergon had an agreement (the “DEVCO Agreement”) that gave each party certain rights to obligate the counterparty to either sell or purchase the outstanding membership interests in DEVCO for a purchase price computed by taking Ergon’s total investment in Cimarron Express plus interest, subject to certain terms and conditions as described in the Agreement.

In December 2018, the Partnership and Ergon were informed that Kingfisher Midstream made the decision to suspend future investments in Cimarron Express as Kingfisher Midstream determined that the anticipated volumes from the dedicated acreage and the resultant project economics did not support additional investment from Kingfisher Midstream. The Partnership considered the SEC staff’s opinions outlined in SAB 107 Topic 5.T Accounting for Expenses or Liabilities Paid by Principal Stockholders, and, as the DEVCO Agreement was designed to have the Partnership, ultimately and from the onset, bear any risk of loss on the construction of the pipeline project and eventually own a 50% interest in the pipeline, the Partnership recorded impairments on a push-down basis based on Ergon’s 50% interest in Cimarron Express. During the nine months ended September 30, 2019, the Partnership recorded impairment expense of $2.0 million related to the DEVCO Agreement, which included a change in estimate and accrued interest.  The Partnership’s contingent liability as of December 31, 2019, consisted of Ergon’s $10.2 million investment plus accrued interest of $2.0 million.  In November 2019, Ergon and Kingfisher Midstream wound up the business, distributed assets, and dissolved Cimarron Express. On January 2, 2020, Ergon exercised its right under the DEVCO Agreement to require the Partnership to purchase the outstanding member interest in DEVCO, and the Partnership paid the amount in full on January 3, 2020. This cash payment is reflected as an acquisition of DEVCO in the investing cash flows section on the Partnership’s condensed consolidated statement of cash flows for the nine months ended September 30, 2020.

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

Subject to applicable earning criteria, DERs entitle the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Recipients of restricted and phantom units are entitled to receive cash distributions paid on common units during the vesting period which are reflected initially as a reduction of partners’ capital. Distributions paid on units which ultimately do not vest are reclassified as compensation expense. Awards granted to date are equity awards and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period.

Restricted common units are granted to the independent directors annually. The units vest in one-third increments over three years. The following table includes information on outstanding grants made to the directors under the LTIP:

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

The unrecognized estimated compensation cost of outstanding phantom and restricted units at September 30, 2020, was $0.7 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended September 30, 2019 and 2020, was $0.3 million and $0.2 million, respectively. The Partnership's equity-based incentive compensation expense for the nine months ended September 30, 2019 and 2020, was $0.8 million and $0.7 million, respectively.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,068,343	$3.42
Granted	600,396	0.90
Vested	305,149	5.59
Forfeited	14,156	2.19
Nonvested at September 30, 2020	1,349,434	$2.68

10.	DERIVATIVE FINANCIAL INSTRUMENT

Commodity Derivative - During the second quarter of 2020, the Partnership’s internal crude oil marketing department entered into crude oil forward purchase contracts for 0.3 million barrels of crude oil through sell/buy arrangements with a counterparty to facilitate spot storage deals in the Partnership’s Cushing terminal with such counterparty during a time of favorable contango spreads. The Partnership was not exposed to additional commodity price risk beyond its normal marketing activity. The final purchase settlement on the contracts occurred in August 2020 at then-market prices. There were no open derivative positions at September 30, 2020 or December 31, 2019.

Changes in the fair value of the commodity derivative are reflected in the unaudited condensed consolidated statements of operation as follows (in thousands):

Derivatives Not Designated as	Location of Gain(Loss) Recognized in Net	Amount of Gain Recognized
Hedging Instruments	Income on Derivatives	in Net Income on Derivatives
		Three Months ended September 30,
		2020
Commodity derivative	Cost of product sales	$3,589

Due to the corresponding loss that was recognized in the second quarter of 2020, there is no income statement impact for the change in fair market value of the derivative for the nine months ended September 30, 2020. The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

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

This hierarchy requires the use of observable market data, when available, to minimize the use of unobservable inputs when determining fair value. In periods in which they occur, the Partnership recognizes transfers into and out of Level 3 as of the end of the reporting period. There were no transfers during the nine months ended September 30, 2020. Transfers out of Level 3 represent existing assets and liabilities that were classified previously as Level 3 for which the observable inputs became a more significant portion of the fair value estimates. Determining the appropriate classification of the Partnership’s fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.

As of September 30, 2020, and December 31, 2019, the Partnership had no recurring financial assets or liabilities subject to fair value measurement.

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

At September 30, 2020, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at September 30, 2020, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (eurodollar for the risk-free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

12.	OPERATING SEGMENTS

The Partnership’s operations consist of four reportable segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services, and (iv) crude oil trucking services.

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

CRUDE OIL TRUCKING SERVICES — The Partnership uses its owned tanker trucks to gather crude oil for its customers at remote wellhead locations generally not covered by pipeline and gathering systems and to transport the crude oil to aggregation points and storage facilities located along pipeline gathering and transportation systems.

The Partnership’s management evaluates segment performance based upon operating margin, excluding depreciation and amortization, which includes revenues from related parties and external customers and operating expense, excluding depreciation and amortization. Operating margin, excluding depreciation and amortization (in the aggregate and by segment) is presented in the following table. The Partnership computes the components of operating margin, excluding depreciation and amortization by using amounts that are determined in accordance with GAAP. Transactions between segments are generally recorded based on prices negotiated between the segments and are similar to prices charged to third parties. A reconciliation of operating margin, excluding depreciation and amortization to income before income taxes, which is its nearest comparable GAAP financial measure, is included in the following table. The Partnership believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin, excluding depreciation and amortization is an important measure of the economic performance of the Partnership’s core operations. This measure forms the basis of the Partnership’s internal financial reporting and is used by its management in deciding how to allocate capital resources among segments. Income before income taxes, alternatively, includes expense items, such as depreciation and amortization, general and administrative expenses, and interest expense, which management does not consider when evaluating the core profitability of the Partnership’s operations.

The following table reflects certain financial data for each segment for the periods indicated (in thousands). Immaterial corporate items previously allocated to reportable segment revenues and operating expense, excluding depreciation and amortization in prior periods have been reclassified to other income to be consistent with current period presentation.

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2020	2019	2020
Asphalt Terminalling Services
Service revenue:
Third-party revenue	$7,385	$7,514	$21,218	$21,201
Related-party revenue	3,870	4,849	11,923	12,945
Lease revenue:
Third-party revenue	11,444	9,142	31,004	27,050
Related-party revenue	5,427	7,490	15,179	19,240
Total revenue for reportable segment	28,126	28,995	79,324	80,436
Operating expense, excluding depreciation and amortization	11,058	12,518	35,050	36,139
Operating margin, excluding depreciation and amortization	$17,068	$16,477	$44,274	$44,297
Total assets (end of period)	$141,153	$134,818	$141,153	$134,818

Crude Oil Terminalling Services
Service revenue:
Third-party revenue	$4,225	$4,190	$11,815	$12,613
Intersegment revenue	278	-	853	-
Total revenue for reportable segment	4,503	4,190	12,668	12,613
Operating expense, excluding depreciation and amortization	1,217	1,223	3,522	3,157
Operating margin, excluding depreciation and amortization	$3,286	$2,967	$9,146	$9,456
Total assets (end of period)	$64,579	$57,056	$64,579	$57,056

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2020	2019	2020
Crude Oil Pipeline Services
Service revenue:
Third-party revenue	$1,284	$412	$5,748	$1,287
Related-party revenue	64	-	266	-
Product sales revenue:
Third-party revenue	55,213	51,390	173,773	119,068
Total revenue for reportable segment	56,561	51,802	179,787	120,355
Operating expense, excluding depreciation and amortization	2,642	2,247	8,123	6,714
Intersegment operating expense	1,642	1,434	4,971	4,364
Third-party cost of product sales	18,972	19,833	64,069	41,133
Related-party cost of product sales	32,691	22,627	99,886	63,671
Operating margin, excluding depreciation and amortization	$614	$5,661	$2,738	$4,473
Total assets (end of period)	$94,247	$77,380	$94,247	$77,380

Crude Oil Trucking Services
Service revenue
Third-party revenue	$2,822	$770	$8,537	$4,834
Intersegment revenue	1,364	1,434	4,118	4,364
Total revenue for reportable segment	4,186	2,204	12,655	9,198
Operating expense, excluding depreciation and amortization	$4,058	2,289	$12,526	9,358
Operating margin, excluding depreciation and amortization	$128	$(85)	$129	$(160)
Total assets (end of period)	$5,498	$4,113	$5,498	$4,113

Consolidated Amounts
Total operating margin, excluding depreciation and amortization(1)	$21,096	$25,020	$56,287	$58,066

Total reportable segment revenues	$93,376	$87,191	$284,434	$222,602
Elimination of intersegment revenues	(1,642)	(1,434)	(4,971)	(4,364)
Consolidated Revenues	$91,734	$85,757	$279,463	$218,238

Total reportable segment assets	$305,477	$273,367	$305,477	$273,367
Corporate assets	8,498	4,718	8,498	4,718
Consolidated assets	$313,975	$278,085	$313,975	$278,085

(1)	The following table reconciles segment operating margin (excluding depreciation and amortization) to income from continuing operations before income taxes (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2020	2019	2020
Operating margin, excluding depreciation and amortization	$21,096	$25,020	$56,287	$58,066
Depreciation and amortization	(6,240)	(5,438)	(19,211)	(17,698)
General and administrative expense	(3,840)	(3,401)	(10,495)	(11,008)
Asset impairment expense	(83)	-	(2,316)	(6,417)
Gain (loss) on disposal of assets	(40)	509	1,765	426
Other income	69	176	475	969
Interest expense	(3,989)	(2,472)	(12,394)	(8,586)
Income before income taxes	$6,973	$14,394	$14,111	$15,752

13.	COMMITMENTS AND CONTINGENCIES

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

Except as discussed in the 2019 Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2020, that are of significance or potential significance to the Partnership.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight Energy Partners,” “our,” “we,” “us,” and similar terms refer to Blueknight Energy Partners, L.P., together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C., and (3) “Ergon” refers to Ergon, Inc., its affiliates and subsidiaries (other than our General Partner and us). The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020 (the “2019 Form 10-K”).

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

Overview

We are a publicly traded master limited partnership with operations in 26 states. We provide integrated terminalling, gathering and transportation services for companies engaged in the production, distribution and marketing of liquid asphalt and crude oil. We manage our operations through four operating segments: (i) asphalt terminalling services, (ii) crude oil terminalling services, (iii) crude oil pipeline services, and (iv) crude oil trucking services.

Potential Impact of Crude Oil Market Price Changes and Other Matters on Future Revenues

The crude oil market price and the corresponding forward market pricing curve may fluctuate significantly from period to period and other volatility in the overall energy industry, specifically in the midstream energy industry, may impact our partnership in the near term. Factors include the overall market price for crude oil and whether or not the forward price curve is in contango (in which future prices are higher than current prices and a premium is placed on storing product and selling at a later time) or backwardated (in which the current crude oil price per barrel is higher than the future price per barrel and a premium is placed on delivering product to market and selling as soon as possible), changes in crude oil production volume and the demand for storage and transportation capacity in the areas in which we serve, geopolitical concerns and overall changes in our cost of capital. As of October 30, 2020, the forward crude oil price curve is in contango. Potential impacts of these factors are discussed below.

Due to the global pandemic related to the coronavirus disease, COVID-19, and the Organization of Petroleum Exporting Countries’ and Russia’s disagreements over production output, the energy market had historic drops in oil prices in March and April of 2020; however, prices have subsequently risen to near pre-COVID-19 levels. Despite this volatility in prices, our business is uniquely positioned and expected to benefit in certain areas, and cash flow for the full year is expected to remain stable in 2020. Our asphalt and crude oil terminalling services segments represented 93% of our operating margin for the nine months ended September 30, 2020, and as of October 30, 2020, these segments are fully contracted with take-or-pay revenue that have a weighted average remaining term of 5.8 years. While our customers across all our segments could be impacted by the recent market volatility, they are primarily high-quality counterparties, with over 50% of our revenues earned from those that are investment grade quality, which minimizes our counterparty credit risk. As of October 30, 2020, we do not expect any supply chain disruptions from COVID-19 to affect our customers. Management is also actively monitoring the states and regions in which we operate, and, as of now, our operations are excluded from mandatory closings due to the essential designation of our assets. In addition, approximately 76% of our operating margin for the year comes from the asphalt terminalling services business unit which is related to infrastructure spending at the federal, state, and local levels, and the U.S. government has continued to indicate its support for infrastructure spending. At the same time, state revenue is down due to COVID-19, so we remain cautious about future spending on infrastructure and road construction absent an infrastructure bill passed by the federal government to support funding efforts. While we are unaware of any potential negative impact of COVID-19 on our business at this time, we are continuing to monitor the situation and have been preparing our employees to take precautions and planning for unexpected events, which may include disruptions to our workforce, customers, vendors, facilities, and communities in which we operate. In an effort to protect the health and safety of our employees and the customers and vendors we interact with, we took proactive action to adopt social distancing policies at our locations, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel.

Asphalt Terminalling Services - While, historically, there have only been limited times in which asphalt prices and volumes have had a direct correlation with the price of crude oil, due to the steep decline in crude oil prices earlier this year, asphalt prices also fell significantly before recovering. However, demand has held steady for road construction activity due to there being fewer vehicles on roads to interfere with construction work and the lower asphalt prices. This current environment is expected to have more positive than negative implications for our asphalt terminalling services operating segment. Generally, asphalt volumes correlate more closely with the strength of state and local economies, the level of allocations of tax funding to transportation spending, and an increase in infrastructure spending needs.

As previously mentioned, the U.S. government continues to indicate supporting infrastructure spending in this time of economic uncertainty. Further, customers have communicated that infrastructure projects may be accelerated and increased during this time of decreased transportation volume on the roads and highways. While customer throughput volumes were generally higher the first half of the year compared to prior year, the third quarter has seen lower volumes compared to prior year, but for the nine months they are consistent. Current conversations with our customers indicate volumes are expected to trend lower through the end of the year as compared to prior year, which could result in lower throughput revenues; however, this is not expected to have a material impact on our results of operations.

At the end of June 2020, a 40,000 barrel tank (less than 10% of facility capacity) caught fire at our Gloucester City, New Jersey, asphalt facility. The roof and top portion of the tank was damaged, but the asphalt product remained in the tank. The facility remains operational, and we are making operational adjustments to continue to fulfill our obligation to meet our customer’s needs. Initial costs are estimated at $0.3 million for cleanup. Capital expenditures to repair the tank are expected to be between $1.0 million and $1.25 million, with the majority completed in the fourth quarter of 2020. We are pursuing insurance recoveries for this event, but there can be no assurance of the amount or timing of any proceeds we may receive.

Crude Oil Terminalling Services - A contango crude oil curve tends to favor the crude oil storage business as crude oil marketers are incentivized to store crude oil during the current month and sell into the future month. From March 2016 through February 2020, the crude oil curve had generally been in a shallow contango or backwardation. In shallow contango or backwardated markets there is no clear incentive for marketers to store crude oil. Despite the shallow contango curve, we saw increased activity and interests from customers that are regularly turning over their volumes by blending various crude grades and delivering it out of the terminal or customers utilizing the storage for more operational purposes for their downstream operations. In late 2019, during recontracting efforts for 2020, the demand for storage declined and a small percentage of tanks were not contracted. However, as the forward price curve moved into a deeper contango in March and April 2020, there was a significant increase in demand for crude oil storage in Cushing and globally, which positively impacted contracted volumes and rates in the second and third quarters of 2020. As we have started recontracting efforts for 2021, they have been positively impacted by the current contango market; however, any shifts in the market in the fourth quarter could impact rates on uncontracted tanks.

Crude Oil Pipeline Services - Crude oil pipeline transportation, while potentially influenced by the shape of the crude oil market curve, is typically impacted more by overall drilling activity. The ability to fully utilize the capacity of our pipeline system may be impacted by the market price of crude oil and producers’ decisions to increase or decrease production in the areas we serve. With the historic drop in crude oil prices earlier this year, the outlook for increased drilling activity remains challenging and the risk is higher for potential well shut-ins in this environment. While volumes have decreased year-over-year, we expect a key customer to bring on several new wells in the fourth quarter of 2020.

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

Crude Oil Trucking Services - Crude oil trucking, while potentially influenced by the shape of the crude oil market curve, is typically impacted more by overall drilling activity and the ability to have the appropriate level of assets located properly to efficiently move the barrels to delivery points for customers. Due to the historic drop in oil prices in March and April 2020 and continued uncertainty in the market, customers could have wells shut-in or request rate decreases, which could impact our revenues and operating margin. The expected new wells from a key customer noted above will also impact the crude oil trucking volumes.

Our Revenues

Our revenues consist of (i) terminalling revenues, (ii) gathering and transportation revenues, (iii) product sales revenues, and (iv) fuel surcharge revenues. For the nine months ended September 30, 2020, the Partnership recognized revenues of $32.3 million for services provided to Ergon, with the remainder of our services being provided to third parties.

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

We have leases and terminalling agreements with customers for all of our 53 asphalt facilities, including 28 under contract with Ergon. As of October 30, 2020, these agreements have, based on a weighted average by remaining fixed revenue, approximately 6.0 years remaining under their terms. Six agreements with third parties, representing seven facilities, expire in late 2021, and the remaining agreements expire at varying times thereafter, through 2027. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. We operate the asphalt facilities pursuant to the terminalling agreements, while our contract counterparties operate the asphalt facilities that are subject to lease agreements. The new storage, throughput and handling agreement and the new operating and maintenance agreement entered into on August 4, 2020, with Ergon at 22 facilities are expected to improve our earnings.

As of October 30, 2020, we had approximately 5.7 million barrels of crude oil storage under service contracts, including 1.1 million barrels of crude oil storage contracts that expire at the end of 2020. The remaining terms on the service contracts that extend beyond 2020 range from 5 to 14 months. Storage contracts with a subsidiary of Vitol Group (together with its subsidiaries, “Vitol”) represent 2.9 million barrels of crude oil storage capacity under contract. We are in negotiations to either extend contracts or enter into new customer contracts for the agreements expiring in 2020; however, there is no certainty that we will have success in contracting available capacity or that extended or new contracts will be at the same or similar rates as expiring contracts. If we are unable to renew even some of the expiring storage contracts, we may experience lower utilization of our assets which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, the price of our common units, results of operations, and ability to conduct our business.

Gathering and transportation services revenues consist of service fees recognized for the gathering of crude oil for our customers and the transportation of crude oil to refiners, to common carrier pipelines for ultimate delivery to refiners, or to terminalling facilities owned by us and others. We earn gathering and transportation revenues in our crude oil pipeline services operating segment and our crude oil trucking services segment. Revenue for the gathering and transportation of crude oil is recognized when the service is performed and is based upon regulated and non-regulated tariff rates and the related transport volumes.

The following is a summary of our average gathering and transportation volumes for the periods indicated (in thousands of barrels per day):

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
	September 30,		September 30,		Three Months		Nine Months
	2019	2020	2019	2020	#	%	#	%
Average pipeline throughput volume	23	15	31	15	(8)	(35)%	(16)	(52)%
Average trucking throughput volume	25	16	26	19	(9)	(36)%	(7)	(27)%

Volumes have decreased in both pipeline and trucking transportation due to decreased drilling activities in the areas we serve. In addition, a significant pipeline customer, Vitol, entered into a joint venture with a pipeline in the same area and in late 2019 began moving a significant portion of their volumes to this competing pipeline. Vitol accounted for 28% and 38% of volumes transported on our pipelines in the three and nine months ended September 30, 2019, respectively. Vitol accounted for less than 10% of volumes transported on our pipelines in both the three and nine months ended September 30, 2020. A key customer is expected to bring on several new wells in the fourth quarter of 2020 that should positively impact both our crude oil pipeline and trucking services volumes.

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

Our Expenses

Operating expenses decreased 7% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to decreases in compensation expense, utility costs and maintenance repairs expense as a result of a focus on managing costs as well as a decrease in depreciation expense. General and administrative expenses increased by 5% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase is primarily due to the receipt in June 2019 of a $0.5 million settlement related to a payment made in 2018 to a fraudulent bank account due to a compromise of the vendor’s email system as disclosed in our 2018 Form 10-K, which reduced expenses for that period. Our interest expense decreased by 31% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. See Interest expense within our results of operations discussion for additional detail regarding the factors that contributed to the decrease in interest expense in 2020.

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

On October 15, 2020, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended September 30, 2020. We will pay this distribution on November 13, 2020, to unitholders of record as of November 3, 2020. The total distribution will be approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to our preferred unitholders and General Partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended September 30, 2020. We will pay this distribution on November 13, 2020, to unitholders of record as of November 3, 2020. The total distribution will be approximately $1.7 million, with approximately $1.6 million and less than $0.1 million paid to our common unitholders and General Partner, respectively, and approximately $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

Results of Operations

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures that are known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future.  The primary measure used by management is operating margin, excluding depreciation and amortization.

Management believes that the presentation of such additional financial measures provides useful information to investors regarding our performance and results of operations because these measures, when used in conjunction with related GAAP financial measures, (i) provide additional information about our core operating performance and ability to generate and distribute cash flow; (ii) provide investors with the financial analytical framework upon which management bases financial, operational, compensation and planning decisions, and (iii) present measurements that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These additional financial measures are reconciled to the most directly comparable measures as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our unaudited condensed consolidated financial statements and footnotes.

The table below summarizes our financial results for the three and nine months ended September 30, 2019 and 2020, reconciled to the most directly comparable GAAP measure:

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
Operating results	September 30,		September 30,		Three Months		Nine Months
(dollars in thousands)	2019	2020	2019	2020	$	%	$	%
Operating margin, excluding depreciation and amortization:
Asphalt terminalling services	$17,068	$16,477	$44,274	$44,297	$(591)	(3)%	$23	0%
Crude oil terminalling services	3,286	2,967	9,146	9,456	(319)	(10)%	310	3%
Crude oil pipeline services	614	5,661	2,738	4,473	5,047	822%	1,735	63%
Crude oil trucking services	128	(85)	129	(160)	(213)	(166)%	(289)	(224)%
Total operating margin, excluding depreciation and amortization	21,096	25,020	56,287	58,066	3,924	19%	1,779	3%

Depreciation and amortization	(6,240)	(5,438)	(19,211)	(17,698)	802	13%	1,513	8%
General and administrative expense	(3,840)	(3,401)	(10,495)	(11,008)	439	11%	(513)	(5)%
Asset impairment expense	(83)	-	(2,316)	(6,417)	83	100%	(4,101)	(177)%
Gain (loss) on disposal of assets	(40)	509	1,765	426	549	1373%	(1,339)	(76)%
Operating income	10,893	16,690	26,030	23,369	5,797	53%	(2,661)	(10)%

Other income (expenses):
Other income	69	176	475	969	107	155%	494	104%
Interest expense	(3,989)	(2,472)	(12,394)	(8,586)	1,517	38%	3,808	31%
Provision for income taxes	(14)	(1)	(39)	(8)	13	93%	31	79%
Net income	$6,959	$14,393	$14,072	$15,744	$7,434	107%	$1,672	12%

For the three and nine months ended September 30, 2020, overall operating margin, excluding depreciation and amortization, was higher than the same period in 2019. The increase for the three months ended September 30, 2020, compared to the same period in 2019 is primarily driven by a derivative gain in the crude oil pipeline services segment for the three months ended September 30, 2020, of $3.6 million due to the settlement of crude oil forward purchase contracts that were entered into in the second quarter of 2020. This gain is offset for the year by a corresponding unrealized loss that was recognized in the second quarter of 2020, so there is no impact on year-to-date results. The year-over-year increase is primarily driven by improved margins in our crude oil marketing operations within the crude oil pipeline services segment.

A more detailed analysis of changes in operating margin by segment follows.

Analysis of Operating Segments

Asphalt terminalling services segment

Our asphalt terminalling services segment operations generally consist of fee-based activities associated with providing terminalling services, including storage, blending, processing, and throughput services, for asphalt product and residual fuel oil. Revenue is generated through operating lease contracts and storage, throughput and handling contracts.

The following table sets forth our operating results from our asphalt terminalling services segment for the periods indicated:

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
Operating results	September 30,		September 30,		Three Months		Nine Months
(dollars in thousands)	2019	2020	2019	2020	$	%	$	%
Service revenue:
Third-party revenue	$7,385	$7,514	$21,218	$21,201	$129	2%	$(17)	0%
Related-party revenue	3,870	4,849	11,923	12,945	979	25%	1,022	9%
Lease revenue:
Third-party revenue	11,444	9,142	31,004	27,050	(2,302)	(20)%	(3,954)	(13)%
Related-party revenue	5,427	7,490	15,179	19,240	2,063	38%	4,061	27%
Total revenue	28,126	28,995	79,324	80,436	869	3%	1,112	1%
Operating expense, excluding depreciation and amortization	11,058	12,518	35,050	36,139	(1,460)	(13)%	(1,089)	(3)%
Operating margin, excluding depreciation and amortization	$17,068	$16,477	$44,274	$44,297	$(591)	(3)%	$23	0%

The following is a discussion of items impacting asphalt terminalling services segment operating margin for the periods indicated:

•

Third-party service revenue was consistent for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. Annual CPI index increases in our long-term contracts were offset by lower reimbursement revenue from improved fuel and power costs compared to prior year. The movement of lease revenue from third-party to related-party was due to Ergon purchasing another customer of ours in April 2020.

•	Increases in related-party lease and service revenues, in addition to Ergon’s purchase of another customer, was due to a new agreement with Ergon that became effective August 1, 2020. This storage, throughput and handling agreement replaced multiple previous agreements covering 22 facilities, of which certain facilities were previously under a lease-only arrangement.
•	Operating expenses increased for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, due to the new operating and maintenance agreement with Ergon at 22 facilities. We expect the new agreements to improve operating margin, excluding depreciation and amortization at those facilities, at these facilities. Other operating expense increases relate to insurance premiums, which were partly offset by improved fuel and power costs.

Crude oil terminalling services segment

Our crude oil terminalling services segment operations generally consist of fee-based activities associated with providing terminalling services, including storage, blending, processing, and throughput services, for crude oil. Revenue is generated through short- and long-term storage contracts.

The following table sets forth our operating results from our crude oil terminalling services segment for the periods indicated:

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
Operating results	September 30,		September 30,		Three Months		Nine Months
(dollars in thousands)	2019	2020	2019	2020	$	%	$	%
Service revenue:
Third-party revenue	$4,225	$4,190	$11,815	$12,613	$(35)	(1)%	$798	7%
Intersegment revenue	278	-	853	-	(278)	(100)%	(853)	(100)%
Total revenue	4,503	4,190	12,668	12,613	(313)	(7)%	(55)	(0)%
Operating expense, excluding depreciation and amortization	1,217	1,223	3,522	3,157	(6)	(0)%	365	10%
Operating margin, excluding depreciation and amortization	$3,286	$2,967	$9,146	$9,456	$(319)	(10)%	$310	3%

Average crude oil storage contracted per month at our Cushing terminal (in thousands of barrels)	5,862	5,659	5,731	5,457	(203)	(3)%	(274)	(5)%
Average crude oil delivered through our Cushing terminal (in thousands of barrels per day)	99	81	87	86	(18)	(18)%	(1)	(1)%

The following is a discussion of items impacting crude oil terminalling services segment operating margin for the periods indicated:

•

Total revenues for the three months ended September 30, 2020 decreased slightly from the comparable 2019 period due to lower contracted barrels. Prior year periods included an intersegment contract for 500 thousand barrels. In addition, revenues for the third quarter of 2020 decreased sequentially from the prior quarter by approximately $0.8 million due to short-term contracts that were executed during the second quarter of 2020. Total revenues for the nine months ended September 30, 2020, were consistent with the same periods in 2019 despite lower contracted volumes due to those short-term contracts.

•	Operating expenses for the three months ended September 30, 2020, were consistent with the same period in 2019, while operating expenses for the nine months ended September 30, 2020, decreased compared to the nine months ended September 30, 2019. Decreases due to lower tank repair expenses were partially offset by higher compensation cost and increases in insurance premiums.

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

The following table sets forth our operating results from our crude oil pipeline services segment for the periods indicated:

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
Operating results	September 30,		September 30,		Three Months		Nine Months
(dollars in thousands)	2019	2020	2019	2020	$	%	$	%
Service revenue:
Third-party revenue	$1,284	$412	$5,748	$1,287	$(872)	(68)%	$(4,461)	(78)%
Related-party revenue	64	-	266	-	(64)	(100)%	(266)	(100)%
Product sales revenue:
Third-party revenue	55,213	51,390	173,773	119,068	(3,823)	(7)%	(54,705)	(31)%
Total revenue	56,561	51,802	179,787	120,355	(4,759)	(8)%	(59,432)	(33)%
Operating expense, excluding depreciation and amortization	2,642	2,247	8,123	6,714	395	15%	1,409	17%
Intersegment operating expense	1,642	1,434	4,971	4,364	208	13%	607	12%
Third-party cost of product sales	18,972	19,833	64,069	41,133	(861)	(5)%	22,936	36%
Related-party cost of product sales	32,691	22,627	99,886	63,671	10,064	31%	36,215	36%
Operating margin, excluding depreciation and amortization	$614	$5,661	$2,738	$4,473	$5,047	822%	$1,735	63%

Transportation services average throughput volume (in thousands of barrels per day)	23	15	31	15	(8)	(35)%	(16)	(52)%
Crude oil marketing volumes (in thousands of barrels per day)	11	11	11	11	0	0%	0	0%

The following is a discussion of items impacting crude oil pipeline services segment operating margin for the periods indicated:

•	Included in third-party cost of product sales for the three months ended September 30, 2020, was the non-cash gain on our commodity derivative contracts of $3.6 million that settled during the third quarter, which is contributing to the significant increase in operating margin, excluding depreciation and amortization. A corresponding unrealized loss was recognized in the second quarter of 2020, and as the contracts were settled in the third quarter, there was no impact on year-to-date results from these mark-to-market adjustments. The Partnership realized a $1.5 million net cash gain from the related product sales during the third quarter of 2020. The increase in year-to-date margins for the comparative periods was due to improved margins on our crude oil marketing business.
•

Throughput volumes and related service revenue have decreased for the three and nine months ended September 30, 2020, as compared to the same periods in 2019 due to decreased drilling activities in the areas we serve. In addition, a significant pipeline customer, Vitol, entered into a joint venture with a pipeline in the same area and moved a significant portion of their volumes to this competing pipeline beginning in late 2019. Vitol accounted for 28% and 38% of volumes transported on our pipelines in both the three and nine months ended September 30, 2019, respectively.  Vitol accounted for less than 10% of volumes transported on our pipelines in both the three and nine months ended September 30, 2020.

•	Product sales revenue for the nine months ended September 30, 2019 and 2020, included $0.8 million and $1.5 million, respectively, in sales of crude oil product accumulated over time through customer loss allowance deductions. The remaining change in product sales revenue is related to our crude oil marketing business and reflects the decrease in the market price of crude oil.
•	Overall cost of product sales has decreased consistently with crude oil marketing revenue and reflects the decrease in the market price of crude oil.

Crude oil trucking services segment

Our crude oil trucking services segment operations generally consist of fee-based activity associated with transporting crude oil products on trucks. Revenues are generated primarily through transportation fees.

The following table sets forth our operating results from our crude oil trucking services segment for the periods indicated:

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
Operating results	September 30,		September 30,		Three Months		Nine Months
(dollars in thousands)	2019	2020	2019	2020		$%		$%
Service revenue:
Third-party revenue	$2,822	$770	$8,537	$4,834	$(2,052)	(73)%	$(3,703)	(43)%
Intersegment revenue	1,364	1,434	4,118	4,364	70	5%	246	6%
Total revenue	4,186	2,204	12,655	9,198	(1,982)	(47)%	(3,457)	(27)%
Operating expense, excluding depreciation and amortization	4,058	2,289	12,526	9,358	1,769	44%	3,168	25%
Operating margin, excluding depreciation and amortization	$128	$(85)	$129	$(160)	$(213)	(166)%	$(289)	(224)%

Average volume (in thousands of barrels per day)	25	16	26	19	(9)	(36)%	(7)	(27)%

The following is a discussion of items impacting crude oil trucking services segment operating margin for the periods indicated:

•

Third-party service revenues decreased for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, due to decreased drilling activities in the areas we serve. Intersegment revenues increased for the same periods due to our crude oil marketing operations purchasing increased volumes from key producers.

•

Operating expense, excluding depreciation and amortization, decreased for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, primarily due to decreases in compensation and fleet expense related to lower volumes. Fleet lease expense for the third quarter of 2020 were further impacted both by the impairment that was recognized in the second quarter of 2020, as well as, the purchase of all leased vehicles in August, both of which decreased lease expense for 2020 compared to 2019. The decrease in volumes also led to severance costs of $0.2 million in the second quarter of 2020 to optimize headcount.

Other Income and Expenses

Depreciation and amortization expense. Depreciation and amortization expense decreased to $5.4 million for the three months ended September 30, 2020, compared to $6.2 million for the three months ended September 30, 2019, due to a number of assets reaching the end of their depreciable lives at the end of the second quarter of 2020.  Depreciation and amortization expense decreased to $17.7 million for the nine months ended September 30, 2020, compared to $19.2 million for the same period in 2019. This decrease is primarily the result of certain assets reaching the end of their depreciable lives at the end of the first quarter of 2019 and the end of the second quarter of 2020.

General and administrative expense.  General and administrative expense decreased to $3.4 million for three months ended September 30, 2020, compared to $3.8 million for the same period in 2019, and increased to $11.0 million for the nine months ended September 30, 2020, compared to $10.5 million for the same period in 2019. The decrease for the quarterly comparative periods is due to decreases in compensation expense and professional fees. The year-over-year increase was due to the receipt during the nine months ended September 30, 2019, of a $0.5 million settlement payment as discussed above, which reduced expense for that period.

Asset impairment expense. Asset impairment expense for the nine months ended September 30, 2020, included $1.3 million related to adjustments to our crude oil trucking services segment assets based on the expected future cash flows of the segment. This impairment consisted of $1.1 million related to plant, property, and equipment and $0.2 million related to operating right-of-use assets. In addition, a $4.9 million write-down of crude oil linefill due to the decrease in the market price of crude oil occurred in the first quarter of 2020. Asset impairment expense for the nine months ended September 30, 2019, was $2.3 million and consisted of a change in estimate of the push-down impairment related to Cimarron Express Pipeline, LLC (“Cimarron Express”) of $2.0 million (see Note 8 of our condensed consolidated financial statements for more information) and $0.3 million related to a flood at an asphalt terminal in Wolcott, Kansas.

Gain(loss) on disposal of assets. Gains for the three and nine months ended September 30, 2020, relate to the sale of some idle real property in Michigan and pipeline linefill.  Gains for the nine months ended September 30, 2019, relate to the sale of pipeline linefill.

Other income. Other income includes insurance recoveries related to flood damages incurred in 2019 at certain asphalt facilities of $0.7 million for the nine months ended September 30, 2020, and $0.3 million for the nine months ended September 30, 2019.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs. The following table presents the significant components of interest expense (in thousands):

	Three Months ended		Nine Months ended		Favorable/(Unfavorable)
	September 30,		September 30,		Three Months		Nine Months
	2019	2020	2019	2020	$	%	$	%
Credit agreement interest	$3,714	$2,200	$11,585	$7,778	$1,514	41%	$3,807	33%
Amortization of debt issuance costs	251	251	753	753	-	0%	-	0%
Other	24	21	56	55	3	13%	1	2%
Total interest expense	$3,989	$2,472	$12,394	$8,586	$1,517	38%	$3,808	31%

The decrease in credit agreement interest is due to a decrease in floating interest rates.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2019 and 2020:

	Nine Months ended September 30,
	2019	2020
	(in millions)
Net cash provided by operating activities	$38.3	$43.9
Net cash used in investing activities	$(2.3)	$(22.2)
Net cash used in financing activities	$(34.6)	$(21.3)

Operating Activities. Net cash provided by operating activities increased to $43.9 million for the nine months ended September 30, 2020, as compared to $38.3 million for the nine months ended September 30, 2019, due to increased net income as discussed in Results of Operations above as well as changes in working capital.

Investing Activities. Net cash used in investing activities was $22.2 million for the nine months ended September 30, 2020, compared to $2.3 million for the nine months ended September 30, 2019. The nine months ended September 30, 2020, included a $12.2 million payment to Ergon related to our purchase of Ergon’s DEVCO entity related to Cimarron Express. The nine months ended September 30, 2019, included net proceeds from the disposal of certain assets of $7.1 million. Of such proceeds, $2.6 million related to the December 2018 sale of linefill for which the cash consideration was not received until January 2019.  Capital expenditures for the nine months ended September 30, 2019 and 2020, included maintenance capital expenditures of $7.5 million for both periods, and expansion capital expenditures of $2.0 million and $4.9 million, respectively.

Financing Activities. Net cash used in financing activities was $21.3 million for the nine months ended September 30, 2020, compared to $34.6 million for the nine months ended September 30, 2019. Net cash used in financing activities for the nine months ended September 30, 2020, consisted primarily of $24.3 million in distributions to our unitholders, partially offset by net borrowings on long-term debt of $5.0 million. Net cash used in financing activities for the nine months ended September 30, 2019, consisted primarily of $25.9 million in distributions to our unitholders and net payments on long-term debt of $7.0 million.

Our Liquidity and Capital Resources

Cash flows from operations and from our credit agreement are our primary sources of liquidity. At September 30, 2020, we had a working capital deficit of $9.4 million. This is primarily a function of our approach to cash management. At September 30, 2020, we had approximately $260.6 million of revolver borrowings and approximately $1.7 million of letters of credit outstanding under the credit agreement, leaving us with approximately $137.7 million of availability under our credit agreement subject to covenant restrictions, which limited our availability to $44.8 million. As of October 30, 2020, we have approximately $255.6 million of revolver borrowings and approximately $1.7 million of letters of credit outstanding under the credit agreement, leaving us with aggregate unused commitments under our revolving credit facility of approximately $142.7 million. The credit agreement is scheduled to mature on May 11, 2022.

Our credit agreement contains certain financial covenants which include a maximum permitted consolidated total leverage ratio, which may limit our availability to borrow funds thereunder. The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of credit agreement EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of September 30, 2020, and for each fiscal quarter thereafter, is 4.75. Our consolidated total leverage ratio was 4.06 to 1.00 as of September 30, 2020.

Management evaluates whether conditions and/or events raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on forecasted EBITDA during the assessment period, management believes that we will meet the financial covenants. However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant.  These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $260.6 million in outstanding debt, as of September 30, 2020, to become immediately due and payable. If this were to occur, we would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to our assets. Based on our current forecasts, we believe we will be able to comply with the consolidated total leverage ratio during the assessment period. However, we cannot make any assurances that we will be able to achieve our forecasts. If we are unable to achieve our forecasts, further actions may be necessary to remain in compliance with our consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales. We can make no assurances that we would be successful in undertaking these actions, or that we will remain in compliance with the consolidated total leverage ratio during the assessment period.

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

The following table breaks out capital expenditures for the nine months ended September 30, 2019 and 2020 (in thousands):

	Nine Months ended September 30,
	2019	2020
Acquisitions	$-	$12,221

Gross expansion capital expenditures	$1,969	$4,860
Reimbursable expenditures	(61)	(289)
Net expansion capital expenditures	$1,908	$4,571

Gross maintenance capital expenditures	$7,459	$7,521
Reimbursable expenditures	(202)	(2,007)
Net maintenance capital expenditures	$7,257	$5,514

Expansion capital expenditures for the nine months ended September 30, 2020, includes $1.7 million related to the buy-out of heavy-duty crude oil transportation trucks and trailers that were under operating leases due to a more favorable cost of capital under our credit agreements as well as the anticipation of a possible future sale of the crude oil trucking services operating segment. Expansion capital expenditures for nine months ended September 30, 2020, also includes crude oil purchases of $1.5 million to replenish linefill requirements on our Oklahoma pipeline related to our crude oil marketing business. Exclusive of these items, we currently expect our expansion capital expenditures for organic growth projects to be approximately $2.2 million to $2.6 million for all of 2020.  We currently expect maintenance capital expenditures to be approximately $7.8 million to $8.2 million, net of reimbursable expenditures, for all of 2020.

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

Other Items

Commodity Derivative Agreements

During the second quarter of 2020, our internal crude oil marketing department entered into crude oil forward purchase contracts through sell/buy arrangements with a counterparty to facilitate spot storage deals in our Cushing terminal with such counterparty during a time of favorable contango spreads. Our crude oil marketing department only holds working inventory and linefill and does not hold excess inventory for speculative purposes. Typically, each month’s purchase and sale volumes, including those under the sell/buy arrangements, are similar and at the current month market price; thus, the Partnership is not exposed to additional commodity price risk beyond its normal marketing activity. The final purchase settlement of these contracts occurred during the third quarter of 2020 at then market prices. The product was then sold to a separate counterparty at then market prices; thus, effectively removing the commodity price risk. These contracts were carried at fair value on our consolidated balance sheets last quarter and were valued based on quoted prices in active markets.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Partnership is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of September 30, 2020, were effective.

Changes in internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101#

The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2019 and September 30, 2020; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2020; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the three and nine months ended September 30, 2019 and 2020; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2020; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

*    Filed herewith.

#     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C.
its General Partner

Date:	November 5, 2020	By:	/s/ Matthew R. Lewis
Matthew R. Lewis
Chief Financial Officer

Date:	November 5, 2020	By:	/s/ Michael McLanahan
Michael McLanahan
Chief Accounting Officer