Form 10-K
period 2020-12-31
Blueknight Energy Partners, L.P.
filed 2021-03-10
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $53.0 million, based on $1.40 per common unit, the closing price of the common units as reported on the Nasdaq Global Market on the last business day preceding that date.

As of March 4, 2021, there were 35,125,202 Series A Preferred Units and 41,468,125 common units outstanding.

i

DEFINITIONS

We use the following terms in this report:

Feedstock: A raw material required for an industrial process such as petrochemical manufacturing.

Finished asphalt products: As used herein, the term refers to liquid asphalt cement sold directly to end users and to asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement, and related asphalt products processed using liquid asphalt cement. The term is also used to refer to various residual fuel oil products directly sold to end users.

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

Terminalling: The receipt of products for storage into storage tanks and other appurtenant equipment where the products may be commingled with other products of similar quality or where the products may be manufactured and changed; the storage of the products; and the delivery of the products as directed by a distributor into a truck or other transportation vessels.

Throughput: The volume of product transported or passing through a plant, terminal or other facility.

ii

PART I.

As used in this annual report, unless we indicate otherwise: (1) “Blueknight,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P., together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C.,  and (3) “Ergon” refers to Ergon, Inc., its affiliates and subsidiaries (other than our General Partner and us).

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

Item 1.    Business.

Overview

Blueknight is a publicly traded master limited partnership with operations in 26 states. We have the largest independent asphalt facility footprint in the nation, and through that we provide integrated terminalling services for companies engaged in the production, distribution, and handling of liquid asphalt that are providing the basic materials for the infrastructure and construction needed to maintain and expand the U.S. economy. We manage our operations through a single segment, asphalt terminalling services.

We previously provided integrated terminalling, gathering, and transportation services for companies engaged in the production, distribution, and marketing of crude oil in three different operating segments: (i) crude oil terminalling services, (ii) crude oil pipeline services, and (iii) crude oil trucking services. On December 21, 2020, we announced we had entered into multiple definitive agreements to sell these segments, and these segments are presented as discontinued operations. The transaction related to the crude oil pipeline services segment closed on February 1, 2021, and the transactions relating to the crude oil trucking services segment closed on December 15, 2020, and February 2, 2021. The transaction related to the crude oil terminalling services segment closed on March 1, 2021.

Our Operations

We were formed as a Delaware limited partnership in 2007.  Our operating assets are owned by, and our operations are conducted through, our subsidiaries. Our General Partner has sole responsibility for conducting our business and for managing our operations.  Ergon owns 100% of the outstanding membership interest of Blueknight GP Holding, L.L.C., which owns 100% of the membership interest of our General Partner.

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

The following diagram depicts our organizational structure, including our relationship with our affiliates and subsidiaries, as of March 4, 2021:

Our Strengths and Strategies

Business strategy. Our new go-forward strategy is to transform Blueknight into a pure-play, downstream terminalling solutions provider focused on infrastructure and transportation end markets. During the first quarter of 2021, we completed the transformational divestitures of our three crude oil business segments. Through these divestitures, we have improved our balance sheet and achieved financial flexibility to pursue accretive growth investments. We have refocused expansion activities on core competencies and inherent competitive advantages in specialty terminalling markets. We will redeploy capital and maximize risk-adjusted returns in both organic and non-organic growth projects.

Strategically placed assets.  We own 53 asphalt terminalling facilities in 26 states, consisting of approximately 8.7 million barrels of liquid asphalt storage, which we believe are well positioned to provide services in the market areas they serve throughout the continental United States. In addition, we have a focus on leveraging this existing site footprint to increase utilization for other complementary specialty products.

Growth opportunities.  We evaluate growth opportunities from multiple angles, including growth through third-party acquisitions and optimizing our existing asset base.  In addition, Ergon has indicated that it views us as a potential vehicle for growth opportunities. We cannot say with any certainty whether or not Ergon will pursue future acquisition or expansion opportunities with us, or if we will choose to pursue any such opportunity Ergon presents.

Experienced management team.  Our General Partner has an experienced and knowledgeable management team with extensive experience as a service provider in the product handling and construction materials industries. We expect to directly benefit from this management team’s strengths, including significant relationships throughout these industries with customers of our terminalling services.

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

Asphalt Industry Overview

Liquid asphalt is one of the oldest engineering materials. Liquid asphalt’s adhesive and waterproofing properties have been used for building structures, waterproofing ships, mummification, and numerous other applications.

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

In its normal state, liquid asphalt is too viscous to be used at ambient temperatures. For paving applications, asphalt can be heated (hot mix asphalt), diluted or cut back with petroleum solvents (cutback asphalts), or emulsified in a water base with emulsifying chemicals by a colloid mill (asphalt emulsions). Hot mix asphalt is produced by mixing hot asphalt cement and heated aggregate (stone, sand and/or gravel). The hot mix asphalt is loaded into trucks for transport to the paving site, where it is placed on the road surface by paving machines and compacted by rollers. Hot mix asphalt is used for new construction, reconstruction, and for thin maintenance overlay on existing roads.

Asphalt emulsions and cutback asphalts are used for a variety of applications, including spraying as a tack coat between an old pavement and a new hot mix asphalt overlay, cold mix pothole patching material, and preventive maintenance surface applications such as chip seals. Asphalt emulsions are also used for fog seal, slurry seal, scrub seal, sand seal and microsurfacing maintenance treatments, warm mix emulsion/aggregate mixtures, base stabilization, and both central plant and in-place recycling. Asphalt emulsions and cutback asphalts are generally sold directly to government agencies but are also sold to contractors.

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

Asphalt Terminalling Services

We provide asphalt terminalling services to marketers and distributors of liquid asphalt and asphalt-related products. We do not take title to the product. With approximately 8.7 million barrels of asphalt cement storage capacity, we are able to provide our customers the ability to effectively manage their liquid asphalt inventories while allowing significant flexibility in their processing and marketing activities. As of March 4, 2021, we have 53 terminals located in 26 states and, as such, are well-positioned to provide asphalt terminalling services in the market areas we serve throughout the continental United States.

We serve the asphalt industry by providing our customers access to their market areas through a combination of leasing our liquid asphalt facilities and providing terminalling services at certain facilities. We generate revenues by charging a fee for the lease of a facility or for services provided as asphalt products are terminalled in our facilities.

As of March 4, 2021, we have leases and terminalling agreements relating to all of our asphalt facilities, including 28 under contract with Ergon. Our agreements have, based on a weighted average by remaining fixed revenue, approximately 5.8 years remaining under their terms. Based on tank capacity, approximately 20% of capacity, all with third parties, expire in late 2021 if not renewed with the current customer or a new customer, and the remaining capacity expires at varying times thereafter, through 2027. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace.

At facilities where we have terminalling agreements, we receive, store and/or process our customers’ asphalt products until we deliver those products to our customers or other third parties. Our asphalt assets include the logistics assets, such as docks and rail spurs and the piping and pumping equipment necessary to facilitate the unloading of liquid asphalt into our terminalling and storage facilities, as well as the processing and manufacturing equipment required for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement, and other related finished asphalt products. After initial unloading, the liquid asphalt is moved via heat-traced pipe into storage tanks. Those tanks are insulated and contain heating elements that allow the liquid asphalt to be stored in a heated state. The liquid asphalt can then be directly sold by our customers to end users or used as a raw material for the processing of asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement, and related finished asphalt products that we process in accordance with the formulations and specifications provided by our customers. Depending on the product, the processing of asphalt entails combining asphalt cement and various other products such as emulsifying chemicals and polymers to achieve the desired specification and application requirements.

At leased facilities, our customers conduct the operations at the asphalt facility, including the storage and processing of asphalt products, and we collect a monthly rental fee relating to the lease of such facility. Generally, under the terms of those leases, (i) title to the asphalt, raw materials or finished asphalt products received, unloaded, stored, or otherwise handled at such asphalt facility is in the name of the lessee; (ii) the lessee is responsible for complying with environmental, health, safety, transportation and security laws; (iii) the lessee is required to obtain and maintain necessary permits, licenses, plans, approvals, or other such authorizations and is responsible for insuring such asphalt facility; and (iv) most routine maintenance and repairs of such asphalt facility are the responsibility of the lessee.

We do not take title to or have marketing responsibility for the liquid asphalt product at terminals we operate. As a result, our asphalt operations have minimal direct exposure to changes in commodity prices, but the volumes of liquid asphalt we terminal are indirectly affected by commodity prices.

The following table provides an overview of our asphalt facilities as of March 4, 2021:

		Total Tankage
Location	Number of Facilities	(in thousands of bbls)(1)
Alabama	1	205
Arizona	1	66
Arkansas	1	21
California	1	66
Colorado	4	401
Georgia	2	192
Idaho	1	285
Illinois	2	232
Indiana	1	156
Kansas	5	662
Missouri	3	662
Mississippi	1	202
Montana	1	123
Nebraska	1	292
New Jersey	1	459
Nevada	1	280
North Carolina	1	243
Ohio	1	38
Oklahoma	7	1,420
Pennsylvania	1	59
Tennessee	4	770
Texas	4	248
Utah	2	300
Virginia	2	635
Washington	3	468
Wyoming	1	220
Total	53	8,705

(1)	Total tankage refers to the approximate total capacity of all tanks.

Our asphalt assets range in age from one year to over 50 years, and we expect that our storage tanks and related assets will have an average remaining life in excess of 20 years.

Significant Customers. For the year ended December 31, 2020, Ergon accounted for at least 40% but not more than 45% of our total asphalt terminalling services revenue. Two third-party customers each accounted for at least 10% but not more than 15% of asphalt terminalling services revenue in 2020. The loss of any of those customers could have a material adverse effect on our business, cash flows and results of operations.  No other customer accounted for more than 10% of our a revenue during 2020. As of March 4, 2021, we have terminalling agreements or operating leases with Ergon for 28 of our asphalt facilities. For more information regarding the Ergon agreements, please see Note 12 to our consolidated financial statements.

Competition

We compete with national, regional, and local liquid asphalt terminalling companies of widely varying sizes, financial resources, and experience.  We are subject to competition from other terminalling operations that may be able to supply our customers with the same or comparable services on a more competitive basis.

The asphalt industry is highly fragmented and regional or local in nature. Participants range in size from major oil companies to small family-owned businesses. Participants in the asphalt business include: (i) refiners such as BP p.l.c., Flint Hills Resources, L.P., CHS, Inc., ExxonMobil Corporation, Phillips 66, NuStar Energy L.P., Ergon Refining, Inc., Marathon Petroleum Company LLC, Alon USA LP, Suncor Energy Inc., and Valero Energy Corporation; (ii) resellers such as Associated Asphalt Partners, LLC, Idaho Asphalt Supply, Inc., and Asphalt Materials, Inc.; and (iii) large road construction firms such as Old Castle Materials, Inc. and Colas SA. We compete for asphalt terminalling services with the national, regional and local industry participants.

Our ability to compete could be harmed by factors we cannot control, including the perception that another company can provide better service or a decision by our competitors to acquire or construct asphalt terminalling assets and provide terminalling services in geographic areas, or to customers, served by our assets and services.

If we are unable to compete effectively with services offered by other asphalt terminalling companies, our financial results and ability to make distributions to our unitholders may be adversely affected. Additionally, we also compete with national, regional, and local companies for asset acquisitions and expansion opportunities. Some of these competitors are substantially larger than us and have greater financial resources and lower costs of capital than we do.

Environmental, Health and Safety Risk

Federal, state and local laws and regulations related to zoning, land use, air emissions (including greenhouse gases), water discharges, waste management and disposal, noise, odor and dust control, and other environmental, health and safety and security matters govern our operations. Some of our operations require permits or other government-issued authorizations, which may impose additional operating standards, and are subject to modification renewal and revocation. We commit resources to achieve and maintain compliance with all applicable laws and regulations, however the risk of liabilities, particularly environmental liabilities, is inherent in the operation of our businesses. These potential liabilities could result in material costs, including for fines or personal injury or damages claims, which could have an adverse impact on our operations and profitability.

Future events, including changes in existing laws or regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of the products handled or business activities may result in additional or unanticipated compliance and other costs.  We could be required to invest in preventive or remedial action, like control equipment, which could be substantial, or which could result in restrictions on our operations or delays in obtaining required permits or other approvals.

Our operations are subject to manufacturing, operating, and handling risks associated with the products we produce and the products we use in our operations, including the related storage and associated transportation of raw materials by truck, rail and water, finished products, hazardous substances, and wastes. We are exposed to potential hazards including storage tank leaks, explosions, discharges or releases of hazardous substances, health hazard exposure, documentation and reporting failures and the operation of mobile equipment and manufacturing machinery.  These risks can subject us to potential liabilities relating to personal injury or death, or property damage, and may result in civil or criminal penalties, which could hurt our productivity or profitability. We may be called upon to investigate and remediate environmental contamination relating to our prior or current operations, as well as operations we have acquired from others, or we may be named as a defendant in litigation brought by governmental agencies or private parties.

Operational Hazards and Insurance

Terminals and similar facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types and varying levels of coverage which we consider adequate under the circumstances to cover our operations and properties, including coverage for pollution-related events. However, such insurance does not cover every potential risk associated with operating terminals and other facilities. In 2020, we experienced increased costs as insurers are increasing premiums to ameliorate recent losses. Through the utilization of deductibles and retentions, we self-insure the “working layer” of loss activity to create a more efficient and cost-effective program. The working layer consists of high-frequency/low-severity losses that are best retained and managed in-house. We continue to monitor our retentions as they relate to the overall cost and scope of our insurance program.

Employees

As of December 31, 2020, we had approximately 147 employees related to our continuing operations.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.

Financial Information about Segments

We operate our asphalt terminalling facilities under a single operating segment.

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

We rely on certain key customers for a portion of our revenues. For example, Ergon Asphalt and Emulsion, Inc., a wholly-owned subsidiary of Ergon, Inc., represented at least 40% but not more than 45% of our total revenue in 2020. Ergon is a private company and we have limited information regarding its financial condition.  Ergon comprised 13% of total accounts receivable at December 31, 2020.

In addition to Ergon, we have two other key customers that each accounted for at least 10% but not more than 15% of total revenue in 2020. Three third-party customers each accounted for between 10% and 25% of accounts receivable at December 31, 2020.

We may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms. In addition, some of these key customers may experience financial problems which could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us or to enforce performance of obligations under contractual arrangements. Additionally, many of our customers finance their activities through cash flows from operations, the incurrence of debt or the issuance of equity. The reduction of cash flows resulting from a reduction in borrowing bases under credit facilities, the lack of availability of debt or equity financing, or any combination of such factors may result in a significant reduction of our customers’ liquidity and limit their ability to make payments or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The loss of all or even a portion of the contracted fees of these key customers, as a result of competition, creditworthiness or otherwise, could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, unit price, results of operations and ability to conduct our business.

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

As of December 31, 2020, we had approximately $252.6 million in outstanding indebtedness, excluding approximately $1.7 million in outstanding letters of credit, under our $400.0 million credit agreement.  Our level of debt under the credit agreement could have important consequences for us, including the following:

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

As of March 4, 2021, we have aggregate unused credit availability under our credit agreement, plus cash on hand, of approximately $248.4 million. Our ability to borrow funds under our credit facility may be limited by the financial covenants in our credit agreement. Our ability to access the public capital markets on terms acceptable to us or at all may be limited due to, among other things, general economic conditions, rising interest rates, capital market volatility, the uncertainty of our future cash flows, adverse business developments and other contingencies.  In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower than it otherwise would be due to these uncertainties.  The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets on terms acceptable to us or at all, and may increase significantly the costs of financing our growth potential.

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

Our contracts with some of our customers have remaining terms of one year or less. As these contracts expire, they must be extended and renegotiated or replaced. We may not be able to extend and renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. In particular, our ability to extend or replace contracts could be harmed by numerous competitive factors, such as those described above under “Item 1. Business - Competition.”  If we cannot successfully renew significant contracts or must renew them on less favorable terms, or if we incur substantial costs in modifying our terminals, our revenues from these arrangements could decline, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Certain of our asphalt terminalling services contracts have short remaining terms, and certain leases relating to our asphalt operations may be terminated upon short notice.

As of March 4, 2021, we had leases or terminalling agreements with customers for all of our 53 asphalt facilities. Approximately 20% of our tank capacity, all with third-parties, will expire by the end of 2021 if not renewed with the current customer or a new customer. We may not be able to renew or extend our existing contracts or enter into new leases or storage agreements when such contracts expire on terms acceptable to us or at all. In addition, certain key customers account for a significant portion of our asphalt terminalling services revenues, the loss of which could result in a significant decrease in revenues from our asphalt operations. A significant decrease in the revenues we receive from our asphalt operations could result in violations of covenants under our credit agreement and could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, unit price, results of operations, and ability to conduct our business.

In addition, certain of our asphalt facilities are located on land that we lease from third parties. Some of these leases may be terminated by the lessor with as short as thirty days’ notice. We also have not yet received consent from certain of the lessors to sublease such facilities, which may result in a default under such lease or invalidate the subleases. If such leases were terminated, it could have a material adverse effect on our ability to provide asphalt terminalling services, which could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, unit price, results of operations, and ability to conduct our business. In addition, in certain instances we have not entered into new leases with a lessor, although we continue to operate under expired leases and make payments to the lessor and are in the process of negotiating new leases. If it were determined that we did not have rights under these expired leases, it could have a material adverse effect on our ability to conduct our asphalt operations and on our financial condition, results of operations and cash flows.

We may not be fully insured against all risks incident to our business and could incur substantial liabilities as a result.

We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of changing market conditions, premiums and deductibles for certain of our insurance policies may increase substantially in the future. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, unit price, results of operations, and ability to conduct our business.

A significant decrease in demand for liquid asphalt products in the areas served by our operations could reduce our ability to make distributions to our unitholders.

A sustained decrease in demand for liquid asphalt products in the areas served by our terminalling facilities could significantly reduce our revenues and, therefore, reduce our ability to make or increase distributions to our unitholders. Factors that could lead to a decrease in market demand for liquid asphalt products include: lower demand by consumers for refined products, including asphalt products, as a result of (i) recession or other adverse economic conditions; (ii) higher prices caused by an increase in the market price of crude oil; or (iii) higher taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined products.

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

Our ability to grow in the future will depend, in part, on our ability to make acquisitions that result in an increase in the cash generated per unit from operations. Ergon has indicated that it views us as a vehicle of growth. We cannot say with any certainty whether or not Ergon will pursue future acquisition or expansion opportunities with us, or if we will choose to pursue any such opportunity Ergon presents.

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

If we consummate any future acquisitions, our capitalization and results of operations may change significantly and our unitholders likely will not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in determining the application of these funds and other resources.

If we acquire assets that are distinct and separate from our existing terminalling operations, it could subject us to additional business and operating risks.

We may acquire assets that have operations in new and distinct lines of business from our liquid asphalt operations. Integration of a new business is a complex, costly and time-consuming process. Failure to timely and successfully integrate acquired entities’ lines of business with our existing operations may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of integrating a new business with our existing operations include, among other things:

•	operating distinct businesses which require different operating strategies and different managerial expertise;
•	the necessity of coordinating organizations, systems and facilities in different locations;
•	integrating personnel with diverse business backgrounds and organizational cultures; and
•	consolidating corporate and administrative functions.

In addition, the diversion of our attention and any delays or difficulties encountered in connection with the integration of a new business, such as unanticipated liabilities or costs, could harm our existing business, results of operations, financial condition, and prospects. Furthermore, new lines of business may subject us to additional business and operating risks. These new business and operating risks could have a material adverse effect on our financial condition, results of operations and cash flows.

Expanding our business by constructing new assets subjects us to risks that projects may not be completed on schedule and that the costs associated with projects may exceed our expectations and budgets, which could cause our cash available for distribution to our unitholders to be less than anticipated.

The construction of additions or modifications to our existing assets and the construction of new assets involves numerous regulatory, environmental, political, legal, and operational uncertainties and requires the expenditure of significant amounts of capital. If we undertake these types of projects, they may not be completed on schedule or at all or within the budgeted cost. Moreover, we may construct facilities to capture anticipated future growth in demand in a market in which such growth does not materialize.

Our expansion projects may not immediately produce operating cash flows.

Expansion projects require significant capital investments over time and we will incur financing costs during the planning and construction phases of these projects; however, the operating cash flows we expect these projects to generate will not materialize, if at all, until sometime after the projects are completed and placed into service. As a result, to the extent we finance our projects with borrowings, our leverage may increase during the period prior to the generation of those operating cash flows and, to the extent we finance our projects with equity, our cash available for distribution on a common unit basis may decrease during the period prior to the generation of those operating cash flows. If we experience unanticipated or extended delays in generating operating cash flows from construction projects, or if such operating cash flows do not materialize as expected, we may need to reduce or reprioritize our capital budget in order to meet our capital requirements, and our liquidity and capital position could be adversely affected.

Our business involves many hazards and operational risks, including adverse weather conditions, which could cause us to incur substantial liabilities.

Our operations are subject to the many hazards inherent in the terminalling of liquid asphalt cement, including:

•	explosions, earthquakes, fires and accidents;
•

extreme weather conditions, such as hurricanes, which are common in the Gulf Coast, and tornadoes and flooding, which are common in the Midwest and other areas of the United States in which we operate;

•	damage to our terminals and equipment;
•	leaks or releases of liquid asphalt product into the environment; and
•	acts of terrorism or vandalism.

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

We could be negatively impacted by the outbreak of coronavirus (COVID-19).

In light of the uncertain situation relating to the spread of the coronavirus (COVID-19), this public health concern could pose a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which the coronavirus (COVID-19) may impact our business will depend on future developments, which are uncertain and cannot be predicted at this time. We continue to monitor the situation, have actively implemented policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available.

We do not own all of the land on which our facilities are located, which could disrupt our operations.

We do not own all of the land on which our asphalt facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if any material real property leases are invalid, lapse or terminate. We obtain the rights to construct and operate some of our asphalt facilities on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights through our inability to renew leases, could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to make cash distributions to our unitholders. In addition, we are in the process of obtaining consents from the lessors for certain leased property that was transferred to us as part of the acquisition of our asphalt assets.  If any consent is denied, it could have a material adverse effect on our business, results of operations, financial condition, cash flows and our ability to make cash distributions to our unitholders.

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

We depend on digital technology, including information systems and related infrastructure as well as cloud applications and services, to store, transmit, process, and record sensitive information (including trade secrets, employee information and financial and operating data), communicate with our employees and business partners and for many other activities related to our business. Our business processes depend on the availability, capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs and, therefore, it is critical to our business that our facilities and infrastructure remain secure. While we have implemented strategies to mitigate impacts from these types of events, we cannot guarantee that measures taken to defend against cybersecurity threats will be sufficient for this purpose. The ability of the information technology function to support our business in the event of a security breach or a disaster such as fire or flood and our ability to recover key systems and information from unexpected interruptions cannot be fully tested, and there is a risk that, if such an event occurs, we may not be able to address immediately the repercussions of the breach or disaster. In that event, key information and systems may be unavailable for a number of days or weeks, leading to our inability to conduct business or perform some business processes in a timely manner. Moreover, if any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial condition or results of operations.

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

It will be difficult for our public unitholders to remove our General Partner without its consent because our General Partner and its affiliates own a substantial number of our units. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the General Partner. As of March 4, 2021, Ergon owned approximately 30.7% of our aggregate outstanding Preferred Units and common units.

Affiliates of our General Partner may sell units in the public markets, which sales could have an adverse impact on the trading price of the units.

As of March 4, 2021, the executive officers and directors of our General Partner beneficially own an aggregate of 465,712 common units and Ergon owns 2,795,837 common units and 20,801,757 Preferred Units. The sale of these units in the public markets could have an adverse impact on the public trading price of the units or on any trading market that may develop.

Our General Partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of any class of units then outstanding, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of such class of units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. As of March 4, 2021, Ergon owned 59.2% of our outstanding Preferred Units.

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

We have the right in certain circumstances to force the conversion of all outstanding Preferred Units to common units. These circumstances include a situation in which if the holders of a certain number of Preferred Units elect to convert the Preferred Units that they hold to common units, we could then force all remaining outstanding Preferred Units to convert to common units. Ergon, the owner of our General Partner, owns enough Preferred Units such that if they were all converted to common units, we would be able to exercise this mandatory conversion right.  In addition, we also have the right to force the conversion of the outstanding Preferred Units at any time if (i) the daily volume-weighted average trading price of our common units is greater than $8.45 for 20 out of the trailing 30 trading days ending two trading days before we furnish notice of conversion and (ii) the average trading volume of our common units has exceeded 20,000 common units for 20 out of the trailing 30 trading days ending two trading days before we furnish notice of conversion. In addition, the conversion provisions may be modified with the consent of a majority of the outstanding Preferred Units. As of March 4, 2021, Ergon owned 59.2% of our outstanding Preferred Units and has the ability to consent to amendments to such conversion provisions. As a result, our preferred unitholders may be required to convert their Preferred Units at an undesirable time and may not receive their expected return on investment.

Ergon, as the holder of a majority of the outstanding Preferred Units, has the ability to consent to the amendments to the provisions of the Preferred Units.

The Preferred Units have voting rights that are identical to the voting rights of common units and vote with the common units as a single class, so that each Preferred Unit is entitled to one vote for each common unit into which such Preferred Unit is convertible on each matter with respect to which each common unit is entitled to vote. In addition, the approval of a majority of the Preferred Units, voting separately as a class, is necessary on any matter that adversely affects any of the rights of the Preferred Units or amends or modifies the terms of the Preferred Units in any material respect or affects the holders of the Preferred Units disproportionately in relation to the holders of common units, including, without limitation, any action that would (i) reduce the distribution amount to the Preferred Units or change the time or form of payment of distributions, (ii) reduce the amount payable to the Preferred Units upon the liquidation of our partnership, (iii) modify the conditions relating to the conversion of the Preferred Units or (iv) issue any equity security that, with respect to distributions or rights upon liquidation, ranks equal to or senior to the Preferred Units or issue any additional Preferred Units. As of March 4, 2021, Ergon owned 59.2% of our outstanding Preferred Units and has the ability to consent to amendments to the terms of the Preferred Units without the consent of other unitholders.

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

In addition, changes in current state or local law may subject us to additional entity-level taxation by individual states and localities. Imposition of such a tax on us may reduce the cash available for distribution to our unitholders.

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

The present federal income tax treatment of publicly traded partnerships, including us or an investment in our common units, may be modified by administrative, legislative or judicial interpretation at any time.  Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively.  Moreover, any such modification could make it more difficult or impossible for us to meet the exception which allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities or affect the tax consequences of an investment in our common units.  From time to time, members of Congress have proposed and considered substantive changes to existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships.  We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units.

Our unitholders have been and will be required to pay taxes on their share of our taxable income even if they have not received or do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we allocate taxable income which could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, even if our unitholders receive no cash distributions from us.  Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

Other limitations that may further restrict the deductibility of our losses by a unitholder include the at-risk rules and the prohibition against loss allocations in excess of the unitholder’s tax basis in its units.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, for taxable years beginning after December 31, 2017, our ability to deduct interest on indebtedness properly allocable to our trade or business is limited to an amount equal to the sum of our business interest income and a certain percentage of our adjusted taxable income for such taxable year.

For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest income or business interest expense, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion to the extent such depreciation, amortization or depletion is not capitalized into the cost of goods sold with respect to inventory. If our business interest expense is limited under these rules, our unitholders will be limited in their ability to deduct their share of any business interest expense that has been allocated to them.  As a result, unitholders may be subject to limitation on their ability to deduct business interest expense incurred by us.

Tax gain or loss on the disposition of our units could be more or less than expected.

If our unitholders sell their units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those units. Because distributions to a unitholder that exceed the total net taxable income allocated to the unitholder decrease the unitholder’s tax basis in his or her units, any such prior excess distribution will, in effect, become taxable income to the unitholder if the units are sold by the unitholder at a price greater than their tax basis, even if the price the unitholder receives is less than the original cost.  Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to the selling unitholder due to potential recapture items, including depreciation recapture.  In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, a unitholder who sells common units may incur a tax liability in excess of the amount of cash received from the sale.

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

We hold certain of our liquid asphalt processing assets and related fee income through BKEP Asphalt, L.L.C., a subsidiary taxed as a corporation. Such subsidiary is required to pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 21%, and will likely pay state (and possibly local) income tax at varying rates. We may elect to conduct additional operations in corporate form in the future. If a material amount of corporate-level taxes is incurred by such a subsidiary, then our cash available for distribution to our unitholders could be substantially reduced.

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

On March 4, 2021, there were 41,468,125 common units outstanding, held by approximately 695 unitholders of record and 35,125,202 Preferred Units outstanding held by approximately 1 unitholders of record. The actual number of unitholders is greater than the number of holders of record. Ergon holds 6.7% of the common units and 59.2% of the Preferred Units.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a publicly traded master limited partnership with operations in 26 states. We have the largest independent asphalt facility footprint in the nation, and through that we provide integrated terminalling services for companies engaged in the production of liquid asphalt.  We manage our operations through a single operating segment, asphalt terminalling services.

We previously provided integrated terminalling, gathering, and transportation services for companies engaged in the production, distribution, and marketing of crude oil in three different operating segments: (i) crude oil terminalling services, (ii) crude oil pipeline services, and (iii) crude oil trucking services. On December 21, 2020, we announced we had entered into multiple definitive agreements to sell these segments. The transactions closed in February and March 2021, and these segments are presented as discontinued operations.

Our 53 asphalt facilities are well-positioned to provide asphalt terminalling services in the market areas they serve throughout the continental United States. With our approximately 8.7 million barrels of total liquid asphalt storage capacity, we are able to provide our customers the ability to effectively manage their liquid asphalt inventories while allowing significant flexibility in their processing and marketing activities. Our asphalt terminalling business delivers a stable cash flow profile underpinned by long-term take-or-pay contracts that generally have original terms of 5 to 10 years with options to extend the term. The stability comes from the contract structure that is comprised primarily of fixed fees and cost reimbursements, which make up approximately 95% of our revenues. The remaining revenue is variable, primarily consisting of volume based throughput fees.

We have agreements for all our 53 asphalt terminalling facilities throughout the 26 states. We lease certain facilities for operation by our customers and at the remaining facilities we store, process, blend, and manufacture products, among other things, to meet our customers’ specifications. The agreements have, based on a weighted average by remaining fixed revenue, approximately 5.8 years remaining under their terms as of March 4, 2021.  Approximately 20% of our tank capacity will expire at the end of 2021 if not renewed with the current customer or a new customer, and the remaining capacity expires at varying times thereafter, through 2027. Our varying contract expiration dates provide for staggered renewals, which provides additional stability to the cash flow.

Potential Impact of Certain Factors on Future Revenues

Due to the high percentage of fixed and reimbursement revenue from our long-term contracts, our focus and our primary risk is renewing contracts at favorable terms. Our ability to renew agreements on favorable terms, or at all, could be impacted if our customers experience negative market conditions. These factors include infrastructure spending, the strength of state and local economies, and the level of allocations of tax funding to transportation spending from state or federal funds. Public transportation infrastructure projects historically have been a relatively stable portion of state and federal budgets and represent a significant share of the United States construction market. Federal funds are allocated on a state-by-state basis, and each state is required to match a portion of the federal funds that it receives. Currently, from a macroeconomic view, there are positive indicators for the infrastructure and construction sector, such as continued discussion and support for infrastructure spending from all sides of the federal government, low interest rates, and a recovering economy since mid-2020. However, due to COVID-19, as discussed below, some uncertainty exists.

Due to the global pandemic related to the coronavirus disease, COVID-19, the economy experienced a significant downturn in 2020 that subsequently has been recovering. Despite this economic volatility, our cash flows remained stable in 2020 and are expected to remain stable moving into 2021. While our customers may be impacted by the recent economic volatility, they are primarily high-quality counterparties, with over 50% of our revenues earned from those that are investment grade quality, which minimizes our counterparty credit risk. As of March 4, 2021, we do not expect any supply chain disruptions from COVID-19 to affect our customers. Management is also actively monitoring the states and regions in which we operate, and, as of now, our operations are excluded from mandatory closings due to the essential designation of our assets. In addition, our business is related to infrastructure spending at the federal, state, and local levels, and the U.S. government has continued to indicate its support for infrastructure spending.  At the same time, state revenue is down due to COVID-19, so we remain cautious about future spending on infrastructure and road construction absent an infrastructure bill passed by the federal government to support funding efforts. While we are unaware of any potential negative impact of COVID-19 on our business at this time, we are continuing to monitor the situation and have prepared our employees to take precautions and planning for unexpected events, which may include disruptions to our workforce, customers, vendors, facilities and communities in which we operate. In an effort to protect the health and safety of our employees and the customers and vendors we interact with, we took proactive action to adopt social distancing policies at our locations, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel.

Another factor impacting us and our customers, from a short-term perspective, is weather patterns. Our customers’ volumes could be significantly impacted by prolonged rain or snow seasons or any severe weather that occurs. Damage to our terminal facilities from severe weather, such as flooding or hurricanes, could impact our operating results through additional costs and/or loss of revenue.

Ergon Agreements

Twenty-eight of our asphalt facilities are contracted to Ergon under multiple agreements. Service revenues under these agreements are primarily based on contracted monthly fees under the applicable agreement at rates, which we believe are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. Agreements for six of the facilities expire in late 2025, and agreements for the remaining 22 facilities expire on December 31, 2027. We may not be able to extend, renegotiate or replace these contracts when they expire and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. The Board’s conflicts committee reviewed and approved these agreements in accordance with our procedures for approval of related-party transactions and the provisions of the partnership agreement. For the years ended December 31, 2019 and 2020, we recognized revenues of $36.1 million and $44.4 million, respectively, for services provided to Ergon under these agreements.

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

The table below summarizes our financial results for the years ended December 31, 2019 and 2020, and presents a reconciliation of our non-GAAP financial measure reconciled to the most directly comparable GAAP measure:

			Favorable/(Unfavorable)
Operating Results	Year ended December 31,		2019-2020
(dollars in thousands)	2019	2020	$	%
Fixed fee revenue	$87,218	$91,879	$4,660	5%
Variable cost recovery revenue	14,312	12,664	(1,648)	(12)%
Variable throughput and other revenue	4,988	5,702	714	14%
Total revenue	106,518	110,245	3,726	3%
Operating expenses, excluding depreciation and amortization	(46,367)	(49,396)	(3,028)	(7)%
Total operating margin	60,151	60,849	698	1%

Depreciation and amortization	15,196	13,416	1,780	12%
General and administrative expense	13,388	14,182	(794)	(6)%
Asset impairment expense	2,476	-	2,476	100%
Loss on sale of assets	131	67	64	49%
Operating income	28,960	33,184	4,224	15%

Other income (expenses):
Other income	530	1,169	639	121%
Interest expense	(7,447)	(5,665)	1,782	24%
Provision for income taxes	(44)	7	51	116%
Income from continuing operations	21,999	28,695	6,696	30%
Loss from discontinued operations, net	(3,587)	(42,175)	(38,588)	(1076)%
Net income(loss)	$18,412	$(13,480)	(31,892)	30%

Revenues. Total revenues were consistent with prior year which was expected based on the structure of our contracts, which consist primarily of fixed fees for items such as storage and minimum throughput requirements, with consideration of annual CPI index increases built into a majority of our agreements. We experienced a slight increase in variable throughput and other revenue due to a strong asphalt season that resulted in additional excess throughput. Variable reimbursement revenue is driven by certain reimbursable operating expenses, such as utility costs, and therefore have no net impact on operating margin or net income.

Operating expenses, excluding depreciation and amortization. Operating expense, excluding depreciation and amortization increased by 7%, or $3.0 million for 2020 as compared to 2019. Significant factors contributing to this change include certain facilities changing from a lease arrangement to an operating arrangement, insurance premiums due to overall market conditions, and maintenance and repair expenses due to the timing of required inspections.

Depreciation and amortization. Depreciation and amortization decreased to $13.4 million for 2020 compared to $15.2 million for 2019. The decrease is primarily the result of assets reaching the end of their depreciable lives.

General and administrative expense. General and administrative expense was $14.2 million for the year ended December 31, 2020, compared to $13.4 million for 2019. The increase from 2019 to 2020 is primarily due to legal and professional fees incurred with several different projects in 2020, including the crude asset sale transactions.

Asset impairment expense. We incurred an asset impairment expense of $2.2 million for the year ended December 31, 2019, related to a pipeline project that was cancelled. As this project was never put in service, the impairment was recorded at the corporate level. We had no asset impairment expense related to continuing operations for the year ended December 31, 2020.

Gain on sale of assets. Gain on disposal of assets was immaterial for 2020 and 2019.

Other income. Other income for the year ended December 31, 2020 and 2019, primarily reflects insurance recoveries related to 2019 flood damages at certain asphalt facilities.

Income from discontinued operations. Income from discontinued operations represents the results of our former crude oil trucking, pipeline, and terminalling services segments that were sold in February and March of 2021. The year ended December 31, 2020, included $39.1 million of losses on disposal and classification as held for sale the crude oil trucking and pipeline services segments based on the net book value of the assets compared to expected net proceeds under the sale agreements.

Interest expense. Interest expense was $5.7 million for 2020 compared to $7.4 million for 2019. Interest expense represents interest on borrowings under our credit agreement, as well as amortization of debt issuance costs. The following table presents the significant components of interest expense:

			Favorable/(Unfavorable)
	Year ended December 31,		2019-2020
	2019	2020	$	%
Credit agreement interest	$6,414	$4,611	$1,803	28%
Amortization of debt issuance costs	1,005	1,005	-	0%
Other	28	49	(21)	(75)%
Total interest expense	$7,447	$5,665	$1,782	24%

The decrease in interest expense was primarily driven by lower floating eurodollar interest rates and continued reductions in borrowings outstanding under the revolving loan facility.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of December 31, 2020.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash for the years ended December 31, 2019 and 2020 (in millions):

	Year ended December 31,
	2019	2020

Net cash provided by operating activities	$49.8	$61.2
Net cash used in investing activities	(4.3)	(22.7)
Net cash used in financing activities	(46.4)	(38.3)

Operating Activities.  Net cash provided by operating activities was $61.2 million for the year ended December 31, 2020, as compared to $49.8 million for the year ended December 31, 2019. The increase in cash provided by operating activities is primarily the result of improved margins in our pipeline supply and marketing business that is included in the crude oil pipeline services segment discontinued operations, and changes in working capital.

Investing Activities.  Net cash used in investing activities was $22.7 million for the year ended December 31, 2020, Capital expenditures of $16.3 million were offset by $5.9 million of proceeds from the sale of assets. Capital expenditures included maintenance capital expenditures of $10.1 million, net of reimbursable expenditures of $2.2 million, and expansion capital expenditures of $6.2 million, net of reimbursable expenditures of $0.3 million. The year ended December 31, 2020, also included a $12.2 million payment to Ergon related to our purchase of Ergon’s DEVCO entity associated with Cimarron Express.

Net cash used in investing activities was $4.3 million for the year ended December 31, 2019. Total capital expenditures of $12.7 million were offset by proceeds from the sale of assets of $8.4 million.  Of such proceeds, $2.6 million related to the December 2018 sale of linefill for which the cash consideration was not received until January 2019. Capital expenditures included maintenance capital expenditures of $8.9 million, net of reimbursable expenditures of $0.2 million, and expansion capital expenditures of $3.5 million, net of reimbursable expenditures of $0.1 million.

Financing Activities.  Net cash used in financing activities was $38.3 million for the year ended December 31, 2020, and included net payments under our credit agreement of $3.0 million and distributions to unitholders of $32.4 million.

Net cash used in financing activities was $46.4 million for the year ended December 31, 2019, and primarily comprised of net payments under our credit agreement of $10.0 million and distributions to unitholders of $34.0 million.

Our Liquidity and Capital Resources

Cash flows from operations and borrowings under our credit agreement are our primary sources of liquidity. Our ability to borrow funds under our credit agreement may be limited by financial covenants. At December 31, 2020, we had a working capital deficit of $11.1 million. This is primarily a function of our approach to cash management. At December 31, 2020, we had approximately $252.6 million of revolver borrowings and approximately $1.7 million of letters of credit outstanding under the credit agreement, leaving us with $145.7 million of availability under our revolving loan facility, subject to covenant restrictions, which limited our availability to $61.3 million. In conjunction with the closing of our asset sale transactions, our available credit facility was reduced from $400.0 million to $350.0 million. At March 4, 2021, we had approximately $99.6 million of revolver borrowings and approximately $1.7 million of letters of credit outstanding under the credit agreement, leaving us with $248.7 million of availability under our revolving loan facility, which is reflective of the decrease in the total loan facility. The Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement.

The Partnership has certain financial covenants associated with its credit agreement which include a maximum permitted consolidated total leverage ratio. The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of December 31, 2020, and for every quarter thereafter, is 4.75 to 1.00. The Partnership’s consolidated total leverage ratio was 3.83 to 1.00 as of December 31, 2020.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted EBITDA during the assessment period, management believes that it will meet these financial covenants (as described below). However, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant. These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $252.6 million in outstanding debt, as of December 31, 2020, to become immediately due and payable.  If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets. Based on our current forecasts, we believe we will be able to comply with the consolidated total leverage ratio during the assessment period.  However, we cannot make any assurances that we will be able to achieve our forecasts. If we are unable to achieve our forecasts, further actions may be necessary to remain in compliance with our consolidated total leverage ratio covenant including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales.  We can make no assurances that we would be successful in undertaking these actions, or that we will remain in compliance with the consolidated total leverage ratio during the assessment period.

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

The following table breaks out capital expenditures for the years ended December 31, 2019 and 2020 (in thousands):

	Year ended December 31,
	2019		2020
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Acquisitions	$-	$-	$12,221	$-

Expansion capital expenditures	$884	$2,709	$723	$5,571
Reimbursable expenditures	(93)	-	(289)	-
Net expansion capital expenditures	$791	$2,709	$434	$5,571

Gross Maintenance capital expenditures	$6,974	$2,179	$8,260	$1,778
Reimbursable expenditures	(223)	-	(2,084)	(120)
Net maintenance capital expenditures	$6,751	$2,179	$6,176	$1,658

We currently expect our 2021 expansion capital expenditures for organic growth projects to be approximately $0.4 million and our maintenance capital expenditures to be approximately $6.0 million, each net of reimbursable expenditures. Our sources of liquidity for expansion and maintenance capital expenditures in 2020 were a combination of cash flows from operations and borrowings under our credit agreement, and we expect to use the same sources in 2021.

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

Description of Credit Agreement. On May 11, 2017, we entered into an amended and restated credit agreement. On June 28, 2018, the credit agreement was amended to, among other things, reduce the revolving loan facility from $450.0 million to $400.0 million and amend the maximum permitted consolidated total leverage ratio as discussed below. On January 8, 2021, the credit agreement was amended to, among other things, reduce the revolving loan facility to $350.0 million in conjunction with the closing of the crude oil terminal transaction.

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

Prior to the date on which we issue qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 4.75 to 1.00 for the fiscal quarter ending December 31, 2020, and each fiscal quarter thereafter; provided that the maximum permitted consolidated total leverage ratio will be 5.25 to 1.00 for certain quarters based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more).

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

At December 31, 2020, our consolidated total leverage ratio was 3.83 to 1.00 and our consolidated interest coverage ratio was 6.66 to 1.00. We were in compliance with all covenants of our credit agreement as of December 31, 2020.

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

Estimated Useful Lives
Asset Group	(Years)
Land improvements	10-20
Storage and terminal facilities	10-35
Office property and equipment and other	3-30

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

Goodwill. Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but is tested annually for impairment and when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The impairment test is generally based on the estimated discounted future net cash flows of the respective reporting unit, utilizing discount rates and other factors in determining the fair value of the reporting unit. Inputs in the Partnership’s estimated discounted future net cash flows include existing and estimated future asset utilization, estimated growth rates in future cash flows and estimated terminal values. No impairment expense was recorded in 2019 or 2020.

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 20 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by Item 7A.

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, are set forth on pages F-1 through F-24 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, the principal executive officer and principal financial officer, respectively, of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting. Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows information regarding the current directors and executive officers of our General Partner as of March 4, 2021:

Name	Age	Position with Blueknight Energy Partners G.P., L.L.C.
D. Andrew Woodward	38	Chief Financial Officer
Matthew R. Lewis	34	Chief Financial Officer
Joel W. Kanvik	51	Chief Legal Officer and Secretary
Michael McLanahan	38	Chief Accounting Officer
Jeffery A. Speer	54	Chief Operating Officer
Duke R. Ligon	79	Director, chairman of the Board and audit committee
Steven M. Bradshaw	72	Director, chairman of the conflicts committee
John A. Shapiro	69	Director, chairman of the compensation committee
W.R. “Lee” Adams	52	Director
Edward D. Brooks	38	Director
Joel D. Pastorek	38	Director
Robert H. Lampton	60	Director
William W. Lampton	65	Director

Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified.  Officers serve at the discretion of the Board. Robert H. Lampton and William W. Lampton are brothers. There are no other family relationships between officers and directors.

D. Andrew Woodward became the Chief Executive Officer of our General Partner in June 2020, after serving as the Chief Financial Officer of our General Partner since April 2019. Mr. Woodward has substantial financial experience across investment banking, corporate development, and corporate finance within the energy and midstream industry. Mr. Woodward previously served as Vice President, Finance and Treasurer of Andeavor Logistics (NYSE: ANDX), where he was appointed by its board of directors to be the principal financial officer. Prior to this appointment, he led investor relations for ANDX and started his career with Andeavor, now Marathon Petroleum, in corporate development leading valuation, structuring and economic analysis on corporate and asset transactions. Before joining Andeavor, Mr. Woodward served as Vice President at RBC Capital Markets within its energy investment banking group where he advised on numerous large scale mergers and acquisitions and capital markets transactions. Mr. Woodward received his Bachelor of Arts in economics and philosophy from Colorado College and his Master of Business Administration from the University of Texas at Austin.

Matthew R. Lewis became the Chief Financial Officer of our General Partner in September 2020. Mr. Lewis has substantial financial experience having previously served in a number of corporate and operational finance roles in addition to middle market leveraged finance activities. Mr. Lewis previously served as Chief Financial Officer at Streamline Innovations, Inc., a privately held company providing specialty solutions for water and gas treating processes within energy and industrial markets. Prior to Streamline, Mr. Lewis was Director of Business Planning & Analysis at Andeavor Logistics (NYSE: ANDX), where he served on the extended leadership team and coordinated all business planning and analysis activities. Previously, Mr. Lewis served in multiple roles at Mid-Con Energy Partners, LP (NASDAQ: MCEP), prior to being appointed Vice President & Chief Financial Officer in 2016. Mr. Lewis received his Bachelor of Business Administration in Finance from Texas Tech University and his Master of Business of Administration from Southern Methodist University.

Jeffery A. Speer has served as Chief Operating Officer of our General Partner since July 2013. Mr. Speer served as Senior Vice President-Operations of our General Partner from February 2010 to July 2013.  Previously, Mr. Speer served as the Vice President of Operations of our asphalt and emulsion subsidiary since June 2009.  Prior to joining our team, Mr. Speer served as Vice President of Operations for Koch Industries, Inc. and had operational responsibility for Koch’s crude oil, pipeline and trucking divisions in Oklahoma, Texas and Canada, as well as Koch’s agricultural and asphalt businesses.  Mr. Speer has more than 30 years of experience in the energy industry and received his Bachelor of Science in mechanical engineering from Kansas State University.

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

Item 11.    Executive Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during 2020, the two most highly compensated executive officers other than the PEO serving at December 31, 2020, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2020, are referred to as the Named Executive Officers (“NEOs”).  The NEOs during 2020 were:

•	Mark A. Hurley, Chief Executive Officer through June 2020;
•	D. Andrew Woodward, Chief Executive Officer effective June 2020, Chief Financial Officer through June 2020;
•	Jeffery A. Speer, Chief Operating Officer; and
•	Joel Kanvik, Chief Legal Officer.

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

Employment Agreements. Mr. Woodward has entered into an employment agreement with BKEP Management, Inc., a subsidiary of our General Partner. Mr. Woodward’s employment agreement has an initial term of three years and will automatically renew for subsequent one-year periods unless either party gives 90 days advance notice of termination. Pursuant to Mr. Woodward’s employment agreement, Mr. Woodward’s initial annual base salary was $350,000. In conjunction to his promotion to Chief Executive Officer in June 2020, Mr. Woodward’s annual compensation was increased to $400,000. Pursuant to his offer of employment referenced in his employment agreement, Mr. Woodward also received a $50,000 initial bonus that was paid following 90 days of employment and a $50,000 grant of long-term incentive units that was awarded following 30 days of employment, which will vest June 1, 2022.  The offer of employment also provided for an incentive compensation bonus of $160,000 and a grant of $160,000 of long-term incentive units, both to be awarded as part of the Partnership’s regular March 2020 compensation actions. Per the offer of employment, the long-term incentive units can be paid in units or cash equivalent, and in March 2020, it was determined to pay $85,000 in units and $75,000 in cash.  The offer of employment also provided for make-whole payments to replace certain lost compensation opportunities with Mr. Woodward’s prior employer totaling $550,000, with $150,000 paid on December 31, 2019, $200,000 paid on December 31, 2020 and $200,000 to be paid on December 31, 2021. The employment agreement also provides that Mr. Woodward is eligible to participate in any employee benefit plans maintained by the General Partner and is entitled to reimbursement for certain out-of-pocket expenses. Mr. Woodward has agreed not to disclose any confidential information obtained by him while employed under his employment agreement and has agreed to a one-year post-termination non-solicitation covenant.

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

Long-Term Incentive Plan. General. Our General Partner has adopted the Long-Term Incentive Plan (“LTIP”). The discussion of the LTIP contained herein does not purport to be complete and is qualified in its entirety by reference to the LTIP. Among other award types, the compensation committee may make grants of restricted units and phantom units under the LTIP to eligible individuals containing such terms, consistent with the LTIP, as the compensation committee may determine, including the period over which restricted units and phantom united granted will vest. The compensation committee may, at its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified performance goals or other criteria.

Restricted units have been granted to the independent directors of our General Partner.  A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is not subject to forfeiture.

Phantom units have been granted to employees, including executive officers.  A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the compensation committee, cash equal to the fair market value of a common unit.  The phantom units contain distribution equivalent rights, which are rights to receive all or a portion of the distributions otherwise payable on units during a specified time.

Unit Purchase Plan. The Partnership’s unitholders have also approved the Blueknight Energy Partners, L.P. Employee Unit Purchase Plan (the “Unit Purchase Plan”). The Unit Purchase Plan provides employees of the General Partner and its affiliates who perform services for the Partnership the opportunity to acquire or increase their ownership of common units. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization or similar event pursuant to the terms of the Unit Purchase Plan. Certain of the Partnership's executive officers participated in this plan in 2019 and 2020. As of December 31, 2020, 531,121 common units have been delivered under the Unit Purchase Plan.

Separation Agreement with Mr. Hurley. In connection with Mr. Hurley’s departure as Chief Executive Officer on June 22, 2020 (the “Separation Date”), Mr. Hurley entered into a separation agreement and general release of claims (the “Separation Agreement”) pursuant to which Mr. Hurley received cash payments in a total amount of $353,500. In addition, pursuant to the Separation Agreement, Mr. Hurley's outstanding and unvested award of 75,400 phantom units was accelerated in full and settled in common units. The payments and benefits set forth in the Separation Agreement were provided in exchange for Mr. Hurley providing a customary release of claims in favor of our partnership. In addition, the Separation Agreement provided that Mr. Hurley would provide assistance with respect to transitioning matters related to his job responsibilities for the 60-day period following the separation date.

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the years ended 2020 and 2019. Mr. Kanvik was not an NEO in 2019.

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Mark A. Hurley,	2020	216,634	—	67,860	416,378	700,872
Chief Executive Officer through June 22, 2020	2019	450,000	150,000	—	24,888	624,888
D. Andrew Woodward,	2020	378,602	500,000	72,102	54,878	1,005,582
CEO effective June 22, 2020; CFO through June 22, 2020	2019	238,718	435,000	49,861	63,123	786,702
Jeffery A. Speer,	2020	294,000	220,000	66,733	52,040	632,773
Chief Operating Officer	2019	285,000	165,000	71,668	48,680	570,348
Joel Kanvik, Chief Legal Officer	2020	283,000	180,000	43,180	35,163	541,343

(1)	Included in Mr. Woodward's bonus for 2020 is a make-whole payment of $200,000. Included in Mr. Woodward’s bonus for 2019 is a signing bonus of $50,000 and make-whole payments of $150,000.
(2)	Dollar amounts represent the grant date fair value of awards granted in each year with respect to phantom unit grants under the LTIP. Mr. Hurley was not granted an award in 2019.
(3)

We provide distribution equivalent rights (“DERs”) under the LTIP, reimbursement of certain deductibles and co-pays for medical expenses and discretionary matching and profit sharing contributions to our 401(k) plan to our NEOs. Mr. Hurley also received a severance payment in 2020.  In 2020, payments related to these items were as follows:

	DERs	Severance	401(k) plan contributions	Other	Total
Mark A. Hurley	$6,032	$353,500	$14,250	$42,596	$416,378
D. Andrew Woodward	$17,000	$-	$14,250	$23,628	$54,878
Jeffery A. Speer	$23,708	$-	$14,250	$14,082	$52,040
Joel Kanvik	$15,171	$-	$14,250	$5,742	$35,163

Outstanding Equity Awards at Fiscal Year-End 2020

The following table provides information concerning all outstanding equity awards made to a NEO as of December 31, 2020, under our General Partner’s LTIP.

	Stock Awards
Name	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)(1)
D. Andrew Woodward	80,113	(2)	159,425
	46,168	(3)	91,874
Jeffery A. Speer	74,148	(2)	147,555
	62,867	(3)	125,105
	29,700	(4)	59,103
Joel Kanvik	47,978	(2)	95,476
	38,558	(3)	76,730
	20,278	(4)	40,353

(1)

Market value of awards is calculated as the product of the closing market price of $1.99 of the Partnership’s common units at December 31, 2020, and the number of phantom units outstanding at December 31, 2020.

(2)	Represents phantom units granted in 2020 under our General Partner’s LTIP. These phantom units will vest on January 1, 2023. All of the distribution equivalent rights associated with these phantom units are currently payable.
(3)	Represents phantom units granted in 2019 under our General Partner’s LTIP. Mr. Woodward’s units will vest on June 1, 2022. Messers. Speer’s and Kanvik’s units will vest on January 1, 2022. All of the distribution equivalent rights associated with these phantom units are currently payable.
(4)	Represents phantom units granted in 2018 under our General Partner’s LTIP. These phantom units vested on January 1, 2021.

Director Compensation for Fiscal Year 2020

	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Name	($)	($)	($)
Duke R. Ligon	195,000	11,708	206,708
Steven M. Bradshaw	185,000	11,708	196,708
John A. Shapiro	185,000	11,708	196,708
Edward D. Brooks(1)	—	—	—
Joel D. Pastorek(1)	—	—	—
W.R. “Lee” Adams(1)	—	—	—
Robert H. Lampton(1)	—	—	—
William W. Lampton(1)	—	—	—

(1)	Affiliated with Ergon.
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of March 4, 2021, held by:

•	each person or group of persons who beneficially own 5% or more of the then outstanding common units or Preferred Units;
•	all of the directors of our General Partner;
•	each NEO of our General Partner; and
•	all current directors and executive officers of our General Partner as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Percentage of total common and Preferred Units beneficially owned is based on 41,468,125 common units and 35,125,202 Preferred Units outstanding as of March 4, 2021.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Percentage of Total Common and Preferred Units Beneficially Owned
Ergon Asphalt & Emulsions, Inc.(2)	2,745,837	6.6%	20,801,757	59.2%	30.7%
D. Andrew Woodward(3)	72,892	*	—	—	*
Jeffery A. Speer(3)	106,542	*	—	—	*
Joel W. Kanvik(3)	25,691	*	—	—	*
Duke R. Ligon(4)	81,052	*	—	—	*
Steven M. Bradshaw(4)	59,182	*	—	—	*
John A. Shapiro(4)	57,592	*	—	—	*
W.R. “Lee” Adams(2)(5)	50,000	*	—	—	*
Edward D. Brooks(2)(5)	—	*	—	—	*
Joel D. Pastorek(2)(5)	—	*	—	—	*
Robert H. Lampton(2)(5)	—	*	—	—	*
William W. Lampton(2)(5)	—	*	—	—	*
Zazove Associates, Inc.(6)	3,035,178	7.3%	—	—	4.0%
Invesco Ltd.(7)	2,921,669	7.0%	—	—	3.8%
DG Capital Management, Inc.(8)	2,447,437	5.9%	1,112,623	3.2%	4.6%
All current executive officers and directors as a group (13 persons)	465,712	1.1%	—	—	0.6%

*	Less than 1%.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 6060 American Plaza, Suite 600, Tulsa, Oklahoma 74135.
(2)

Ergon Asphalt & Emulsions, Inc. owns Ergon Asphalt Holdings, LLC.  The address for Ergon is 2829 Lakeland Drive, Suite 2000, Jackson, Mississippi 39215. Ergon Asphalt Holdings, LLC owns 100% of Blueknight GP Holding, LLC, which owns the membership interest in our General Partner.

(3)	Does not include unvested phantom units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.
(4)	Does not include unvested restricted units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.
(5)	Messrs. Adams, Brooks, Pastorek, R. Lampton and W. Lampton are affiliated with Ergon.
(6)	Based on a Schedule 13G filed January 20, 2021, by Zazove Associates, Inc. with the SEC. Their address as reported in such Schedule 13G is 1001 Tahoe Blvd., Incline Village, NV 89451.
(7)	Based on a Schedule 13G filed February 9, 2021, by Invesco Ltd. with the SEC. Their address as reported in such Schedule 13G is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.
(8)	Based on a Schedule 13G/A filed February 11, 2021, by DG Capital Management, LLC with the SEC. The filing was made jointly with Dov Gertzulin, and reports that they have shared voting power with respect to 2,447,437 common units and 1,112,623 Preferred Units. Their address as reported in such Schedule 13G/A is 460 Park Avenue, 22nd Floor, New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans (as of March 4, 2021)

Equity Compensation Plan Information(1)

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,020,370	$—	4,981,888
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,020,370	$—	4,981,888

(1)

Our General Partner has adopted and maintains the LTIP and Unit Purchase Plan for employees, consultants and directors of our General Partner and its affiliates who perform services for us.  An aggregate of 1,000,057 phantom units that have been granted under the LTIP to our executive officers and other employees remain outstanding and have not yet vested. Excluding phantom unit grants, the responses are as follows: (a) 20,313, (b) $0 and (c) 5,981,945. No value is shown in column (b) of the table because the phantom units and restricted units do not have an exercise price.  For more information about the LTIP, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Long-Term Incentive Plan.”  As of March 4, 2021, 563,817 common units had been delivered under the Unit Purchase Plan. For more information about the Unit Purchase Plan, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Unit Purchase Plan.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Distributions and Payments to Our General Partner and Its Affiliates

Our General Partner is owned by Ergon, which also owns 20,801,757 of the 35,125,202 outstanding Preferred Units and 2,795,837 of the 41,468,125 outstanding common units, representing an aggregate 30.8% limited partner interest in us as of March 4, 2021. In addition, our General Partner owns a 1.6% general partner interest in us and the incentive distribution rights.  For a description of the distributions and payments our General Partner is entitled to receive, see “Item 5-Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities-General Partner Interest and Incentive Distribution Rights.”

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

Item 14.    Principal Accountant Fees and Services.

PricewaterhouseCoopers LLP was engaged as our principal accountant through the first quarter of 2020. We engaged Ernst & Young as our principal accountant in June 2020. The following table summarizes fees we have paid PricewaterhouseCoopers LLP and Ernst & Young for independent auditing, tax and related services for each of the last two fiscal years during the period in which they were engaged as principal accountant:

	Year ended December 31,
	2019	2020
Audit fees(1)	$736,774	$480,510
Audit-related fees(2)	-	-
Tax fees(3)	280,705	164,526
All other fees(4)	-	-

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
(3)

Tax fees represent amounts billed for each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning.  This category primarily includes services relating to the preparation of unitholder annual K-1 statements by PricewaterhouseCoopers LLP. Ernst & Young does not provide us tax services.

(4)	All other fees represent amounts billed for each of the years presented for services not classifiable under the other categories listed in the table above.

All audit and non-audit services provided by PricewaterhouseCoopers LLP and Ernst & Young were/are subject to pre-approval by our audit committee to ensure that the provisions of such services do not impair the auditor’s independence.  Under our pre-approval policy, the audit committee is informed of each engagement of the independent auditor to provide services under the policy.  The audit committee of our General Partner has approved the use of Ernst & Young as our independent principal accountant.

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

4.5	Description of Blueknight Energy Partners, L.P. securities registered under Section 12 of the Exchange Act (filed as Exhibit 4.5 to the Partnership’s Annual Report on Form 10-K, filed on March 26, 2020, and incorporated herein by reference.
10.1†	Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (incorporated by reference to Annex A to the Partnership’s Definitive Proxy Statement on Schedule 14-A filed on October 9, 2020).

10.2†	Form of Phantom Unit Agreement (filed as Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K, filed on March 8, 2018, and incorporated herein by reference).
10.3†	Form of Director Restricted Common Unit Agreement (filed as Exhibit 10.11 to the Partnership’s Annual Report on Form 10-K, filed on March 8, 2018, and incorporated herein by reference).
10.4†

Employment Agreement, dated July 19, 2019, between D. Andrew Woodward and BKEP Management, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on July 23, 2019, and incorporated herein by reference).

10.5†	Offer of Employment Letter, dated March 29, 2019, between D. Andrew Woodard and BKEP Management, Inc (filed as Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K, filed on March 26, 2020, and incorporated herein by reference).
10.6†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed on May 25, 2007, and incorporated herein by reference).
10.7

Separation Agreement and General Release of Claims, dated as of June 22, 2020, between Mark Hurley and Blueknight Energy Partners, L.P. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on June 22, 2020, and incorporated herein by reference).

10.8

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

10.10†

Blueknight Energy Partners, L.P. Employee Unit Purchase Plan, dated to be effective as of June 23, 2014 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on June 27, 2014, and incorporated herein by reference).

10.11

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

10.12

First Amendment to Second Amended and Restated Credit Agreement, dated as of June 28, 2018, by and among the Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed June 29, 2018, and incorporated herein by reference).

10.13	Second Amendment to Second Amended and Restated Credit Facility, dated as of January 8, 2021, by an among Blueknight Energy Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, and the several lenders from time to time party thereto (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K, filed January 14, 2021, and incorporated herein by reference).
10.14#

Storage, Throughput and Handling Agreement, dated October 5, 2016, by and among BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on October 5, 2016, and incorporated herein by reference).

10.15#

First Amendment to the Storage, Throughput and Handling Agreement, dated July 12, 2018, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 13, 2018, and incorporated herein by reference).

10.16	Second Amendment to the Storage, Throughput and Handling Agreement, dated January 8, 2020, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed January 13, 2020, and incorporated herein by reference).
10.17

Amendment to the Storage, Throughput and Handling Agreement, effective January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.18 to the Partnership’s Annual Report on Form 10-K, filed on March 12, 2019, and incorporated herein by reference.

10.18#

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

10.20	Membership Interest Purchase Agreement, dated January 2, 2020, by and between Blueknight Energy Partners, L.P. and Ergon, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 6, 2020, and incorporated herein by reference).
10.21

Domestic Crude Oil and Condensate Agreement, dated March 28, 2018, by and between Ergon Oil Purchasing, Inc. and BKEP Supply and Marketing, LLC (filed as Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q, filed August 2, 2018, and incorporated herein by reference).

10.22

Partial Lease Termination No. 5 to Master Facilities Lease Agreement, dated March 7, 2018, by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc (filed as Exhibit 10.26 to the Partnership’s Annual Report on Form 10-K, filed March 8, 2018, and incorporated herein by reference).

10.23

Fifth Amendment to Master Facilities Lease Agreement, dated March 7, 2018, by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc (filed as Exhibit 10.27 to the Partnership’s Annual Report on Form 10-K, filed March 8, 2018, and incorporated herein by reference).

10.24

Lessee Operated Facilities Lease Agreement, dated January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.28 to the Partnership’s Annual Report on Form 10-K, filed on March 12, 2019, and incorporated herein by reference.

10.25	Amendment to Lessee Operated Facilities Lease Agreement, dated January 8, 2020, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 13, 2020, and incorporated herein by reference).
10.26

Owner Operated Storage, Throughput and Handling Agreement, dated January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. filed as Exhibit 10.29 to the Partnership’s Annual Report on Form 10-K, filed on March 12, 2019, and incorporated herein by reference.

10.27	Amendment to Owner Operated Storage, Throughput and Handling Agreement, dated January 8, 2020, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed January 13, 2020, and incorporated herein by reference).
10.28	Master Storage, Throughput and Handling Agreement, dated effective August 1, 2020, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C. and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K, filed on August 5, 2020, and incorporated herein by reference).
10.29	Operating and Maintenance Agreement, dated effective August 1, 2020, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C. and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K, filed on August 5, 2020, and incorporated herein by reference).
10.30*&	Membership Interest Purchase Agreement, dated as of December 20, 2020, by and among BKEP Crude, L.L.C., BKEP Supply and Marketing, LLC, Coffeyville Resources Crude Transportation, LLC and Coffeyville Resources Refining & Marketing, LLC.
10.31*&	Membership Interest Purchase Agreement, dated as of December 18, 2020, by and between BKEP Crude, L.L.C. and Enbridge Storage (Cushing) L.L.C.
21.1*	List of Subsidiaries of Blueknight Energy Partners, L.P.
23.1*	Consent of Ernst & Young LLP.
23.2	Consent of PricewaterhouseCoopers, L.L.P.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101**

The following financial information from Blueknight Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Consolidated Balance Sheets as of December 31, 2019 and 2020; (iii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2020; (iv) Consolidated Statement of Changes in Partners’ Capital(Deficit) for the years ended December 31, 2019 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31,  2019 and 2020;  and (vi) Notes to Consolidated Financial Statements.

 _________

*	Filed herewith.
**	Furnished herewith
#

Certain portions of this exhibit are subject to a request for confidential treatment by the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
&	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon its request.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners G.P., L.L.C.
Its General Partner

March 10, 2021	By:	/s/ Matthew R. Lewis
Matthew R. Lewis
Chief Financial Officer

March 10, 2021	By:	/s/ Michael McLanahan
Michael McLanahan
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2021

Signature	Title

/s/ D. Andrew Woodward	Chief Executive Officer and Director (Principal Executive Officer)
D. Andrew Woodward

/s/ Matthew R. Lewis	Chief Financial Officer (Principal Financial Officer)
Matthew R. Lewis

/s/ Michael McLanahan	Chief Accounting Officer (Principal Accounting Officer)
Michael McLanahan

/s/ Duke R. Ligon	Director
Duke R. Ligon

/s/ Steven M. Bradshaw	Director
Steven M. Bradshaw

/s/ John A. Shapiro	Director
John A. Shapiro

/s/ W.R. “Lee” Adams	Director
W.R. “Lee” Adams

/s/ Edward D. Brooks	Director
Edward D. Brooks

/s/ Joel D. Pastorek	Director
Joel D. Pastorek

/s/ Robert H. Lampton	Director
Robert H. Lampton

/s/ William W. Lampton	Director
William W. Lampton

INDEX TO BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Blueknight Energy Partners G.P., L.L.C. as the general partner of Blueknight Energy Partners, L.P. and unit holders of Blueknight Energy Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blueknight Energy Partners, L.P. (the Partnership) as of December 31, 2020, the related consolidated statement of operations, partners’ capital (deficit) and cash flows for the year in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2020.

Tulsa, Oklahoma

March 10, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Blueknight Energy Partners G.P., L.L.C as the general partner of Blueknight Energy Partners, L.P. and unit holders of Blueknight Energy Partners, L.P.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Blueknight Energy Partners, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2019, and the related consolidated statements of operations, of changes in partners’ capital (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of the consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma

March 26, 2020, except for the effects of discontinued operations discussed in Note 5 to the consolidated financial statements, as to which the date is March 10, 2021

We served as the Partnership’s auditor from 2007 to 2019.

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per unit data)

	As of December 31,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$589	$805
Accounts receivable, net	2,686	3,297
Receivables from related parties, net	1,110	507
Other current assets	2,378	2,355
Current assets of discontinued operations	27,359	96,945
Total current assets	34,122	103,909
Property, plant and equipment, net of accumulated depreciation of $185,845 and $197,561 at December 31, 2019 and 2020, respectively	107,373	104,709
Goodwill	6,728	6,728
Debt issuance costs, net	2,344	1,340
Operating lease assets	9,901	8,548
Intangibles assets, net	9,913	7,531
Other noncurrent assets	393	252
Noncurrent assets of discontinued operations	131,166	-
Total assets	$301,940	$233,017
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$2,433	1,635
Accounts payable to related parties	2,460	31
Contingent liability with related party (Note 12)	12,221	-
Accrued interest payable	293	274
Accrued property taxes payable	1,709	1,757
Unearned revenue	1,504	1,789
Unearned revenue with related parties	2,934	4,603
Accrued payroll	3,357	4,977
Current operating lease liability	1,856	1,684
Other current liabilities	1,531	1,349
Current liabilities of discontinued operations	24,278	17,248
Total current liabilities	54,576	35,347
Long-term unearned revenue with related parties	2,149	4,153
Other long-term liabilities	1,596	168
Noncurrent operating lease liability	8,219	6,980
Noncurrent liabilities of discontinued operations	1,131	-
Long-term debt	255,592	252,592
Commitments and contingencies (Note 15)
Partners’ capital (deficit):
Common unitholders (40,830,051 and 41,214,856 units issued and outstanding at December 31, 2019 and 2020, respectively)	356,777	312,591
Preferred unitholders (35,125,202 units issued and outstanding at both dates)	253,923	253,923
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(632,023)	(632,737)
Total partners’ capital (deficit)	(21,323)	(66,223)
Total liabilities and partners’ capital (deficit)	$301,940	$233,017

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Year ended December 31,
	2019	2020
Service revenue:
Third-party revenue	$28,689	$29,171
Related-party revenue	15,696	18,028
Lease revenue:
Third-party revenue	41,690	36,630
Related-party revenue	20,443	26,416
Total revenue	106,518	110,245
Costs and expenses:
Operating expense	61,563	62,812
General and administrative expense	13,388	14,182
Asset impairment expense	2,476	-
Total costs and expenses	77,427	76,994
Loss on sale of assets	(131)	(67)
Operating income	28,960	33,184
Other income (expenses):
Other income	530	1,169
Interest expense	(7,447)	(5,665)
Income before income taxes	22,043	28,688
Provision for income taxes	44	(7)
Income from continuing operations	21,999	28,695
Loss from discontinued operations, net	(3,587)	(42,175)
Net income(loss)	$18,412	$(13,480)

Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income (loss)	$337	$(213)
Preferred interest in net income	$25,115	$25,115
Net loss available to limited partners	$(7,040)	$(38,382)

Basic and diluted net loss from discontinued operations per common unit	$(0.08)	$(0.98)
Basic and diluted net income(loss) from continuing operations per common unit	$(0.09)	$0.07
Basic and diluted net loss per common unit	$(0.17)	$(0.91)

Weighted average common units outstanding - basic and diluted	40,755	$41,104

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

	Common	Preferred	General Partner	Total Partners’
	Unitholders	Unitholders	Interest	Capital(Deficit)
Balance, December 31, 2018	$370,972	$253,923	$(631,791)	$(6,896)
Net income (loss)	(6,990)	25,115	287	18,412
Equity-based incentive compensation	953	-	20	973
Distributions	(8,334)	(25,115)	(539)	(33,988)
Proceeds from sale of 161,971 common units pursuant to the Employee Unit Purchase Plan	176	-	-	176
Balance, December 31, 2019	$356,777	$253,923	$(632,023)	$(21,323)
Net income (loss)	(38,382)	25,115	(213)	(13,480)
Equity-based incentive compensation	804	-	12	816
Distributions	(6,778)	(25,115)	(513)	(32,406)
Proceeds from sale of 158,326 common units pursuant to the Employee Unit Purchase Plan	170	-	-	170
Balance, December 31, 2020	$312,591	$253,923	$(632,737)	$(66,223)

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2020
Cash flows from operating activities:
Net income(loss)	$18,412	$(13,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,533	23,068
Amortization and write-off of debt issuance costs	1,005	1,004
Loss on disposal/classification of held for sale for discontinued operations	-	39,096
Tangible asset impairment charge	274	6,416
Other impairment charge (Note 12)	2,202	-
Gain on sale of assets	(453)	(1,123)
Equity-based incentive compensation	973	816
Changes in assets and liabilities:
Decrease in accounts receivable	9,325	6,461
Decrease (increase) in receivables from related parties	(67)	603
Decrease in other current assets	2,672	4,094
Decrease in other non-current assets	2,964	2,324
Decrease in accounts payable	(702)	(557)
Decrease in payables to related parties	(282)	(1,792)
Decrease in accrued crude oil purchases	(7,243)	(2,838)
Increase (decrease) in accrued crude oil purchases to related parties	1,588	(2,965)
Decrease in accrued interest payable	(172)	(19)
Increase (decrease) in accrued property taxes	158	(671)
Decrease in unearned revenue	(1,961)	(1,618)
Increase (decrease) in unearned revenue from related parties	(1,966)	2,954
Increase in accrued payroll	1,156	1,617
Decrease in other accrued liabilities	(3,579)	(2,223)
Net cash provided by operating activities	49,837	61,167
Cash flows from investing activities:
Acquisition of DEVCO from Ergon (Note 12)	-	(12,221)
Capital expenditures	(12,746)	(16,332)
Proceeds from sale of assets	8,410	5,896
Net cash used in investing activities	(4,336)	(22,657)
Cash flows from financing activities:
Payments on other financing activities	(2,586)	(3,027)
Borrowings under credit agreement	291,000	228,000
Payments under credit agreement	(301,000)	(231,000)
Proceeds from equity issuance	176	170
Distributions	(33,988)	(32,406)
Net cash used in financing activities	(46,398)	(38,263)
Net increase (decrease) in cash and cash equivalents	(897)	247
Cash and cash equivalents at beginning of period	1,455	558
Cash and cash equivalents at end of period	$558	$805

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$1,590	$(259)
Increase in accrued liabilities related to insurance premium financing agreement	$2,356	$2,324
Cash paid for interest, net of amounts capitalized	$15,150	$10,009
Cash paid for income taxes	$227	$30

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. and subsidiaries (collectively, the “Partnership”) is a publicly traded master limited partnership with operations in 26 states. The Partnership provides integrated terminalling, gathering and transportation services for companies engaged in the production, distribution and marketing of liquid asphalt and crude oil. The Partnership manages its operations through one operating segment, asphalt terminalling services. The Partnership’s common units and Preferred Units, which represent limited partnership interests in the Partnership, are listed on the Nasdaq Global Market under the symbols “BKEP” and “BKEPP,” respectively. The Partnership was formed in February 2007 as a Delaware master limited partnership.

The Partnership previously provided integrated terminalling, gathering, and transportation services for companies engaged in the production, distribution, and marketing of crude oil in three different operating segments: (i) crude oil terminalling services, (ii) crude oil pipeline services, and (iii) crude oil trucking services.  On December 21, 2020, we announced we had entered into multiple definitive agreements to see these segments. The transaction related to the crude oil pipeline services segment closed on February 1, 2021, the final transaction related to crude oil trucking services closed on February 2, 2021, and the transaction related to crude oil terminalling services closed on March 1, 2021. These segments are presented as discontinued operations for all periods presented. Unless otherwise noted, information in these notes to the consolidated financial statements relates to continuing operations. As the Partnership is only operating through one operating segment, a segment footnote is no longer required.

2.	BASIS OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements and related notes present and discuss the Partnership’s consolidated financial position as of December 31, 2019 and 2020, and the consolidated results of the Partnership’s operations, cash flows and changes in partners’ capital (deficit) for the years ended December 31, 2019 and 2020. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

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

ACCOUNTS RECEIVABLE - The Partnership reviews all outstanding accounts receivable balances on a monthly basis and records a reserve for amounts that the Partnership expects will not be fully recovered. Although the Partnership considers its allowance for doubtful trade accounts receivable to be adequate, there is no assurance that actual amounts will not vary significantly from estimated amounts. The Partnership had no amounts that qualified for a reserve at both December 31, 2019 and 2020.

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

The Partnership has contractual obligations to perform dismantlement and removal activities in the event that some of its liquid asphalt terminalling assets are abandoned (see Note 15).  Such obligations are recognized in the period in which sufficient information becomes available for it to reasonably determine the settlement dates.

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

During the year ended December 31, 2019, the Partnership recognized fixed asset impairment expenses of approximately $0.3 million related to the flood damage at certain asphalt facilities and $2.2 million due to changes in estimates and accrued interest related to Ergon’s investment in Cimarron Pipeline.

Acquired customer relationships are capitalized and amortized over useful lives ranging from approximately 5 to 10 years using the straight-line method of amortization. An impairment loss is recognized for definite-lived intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  Intangible asset impairment charges are included in the line item “Asset impairment expense” on the consolidated statements of operations. The Partnership had no intangible asset impairment charges for the years ended December 31, 2019 and 2020.

DEBT ISSUANCE COSTS - Costs incurred in connection with the issuance of long-term debt related to the Partnership’s credit agreement are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

GOODWILL - Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested annually in December for impairment or when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Partnership currently has one reporting unit, asphalt terminalling services. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The impairment test is generally based on the estimated discounted future net cash flows of the respective reporting unit, utilizing discount rates and other factors in determining the fair value of the reporting unit.  Inputs in the Partnership’s estimated discounted future net cash flows include existing and estimated future asset utilization, estimated growth rates in future cash flows and estimated terminal values (these are all considered Level 3 inputs). There were no changes to the carrying amount of goodwill in 2020 or 2019. Impairment testing indicated there was no impairment of goodwill in 2019 or in 2020.

ENVIRONMENTAL MATTERS - Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Partnership had no loss contingencies related to environmental matters as of December 31, 2019 and 2020.

REVENUE RECOGNITION - The Partnership recognizes service revenue in accordance with ASC 606 and lease revenue in accordance with ASC 842.  See Note 4 for detailed discussion regarding the Partnership’s revenue recognition policies.

INCOME AND OTHER TAXES - For federal and most state income tax purposes, the majority of income, gains, losses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership and are subject to income tax at the individual partner level. The Partnership is subject to the Texas state franchise (margin) tax, and the earnings associated with the Partnership’s taxable subsidiary are subject to federal and state income taxes. The Partnership's estimated liability related to these taxes is immaterial for both the years ended December 31, 2019 and 2020, and is reflected on the Partnership’s consolidated statements of operations as “Provision for income taxes.” See Note 19 for a discussion of certain risks related to the Partnership’s ability to be treated as a partnership for federal income tax purposes.

STOCK-BASED COMPENSATION - The Partnership’s general partner adopted the Blueknight Energy Partners G.P. L.L.C. Long-Term Incentive Plan (the “LTIP”), under which 8.1 million units are reserved for issuance, subject to adjustment for certain events. The compensation committee of the Board administers the LTIP.  Although other types of awards are contemplated under the LTIP, awards issued to date include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. Certain of the phantom unit awards also include distribution equivalent rights (“DERs”). A DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. Cash distributions paid on DERs are accounted for as partnership distributions. Recipients of restricted units are entitled to receive cash distributions paid on common units during the vesting period.

The Partnership classifies unit award grants as either equity or liability awards. All award grants made under the LTIP from its inception through December 31, 2020, have been classified as equity awards. Fair value for award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period of unit award grants, which generally is the vesting period. Fair value for equity awards is calculated as the closing price of the Partnership’s common units representing limited partner interests in the Partnership (“common units”) on the grant date and is reduced by the present value of estimated cash distributions to be paid on common units during the vesting period to the extent a unit award does not include DERs. Compensation expense related to unit-based payments is included in operating and general and administrative expenses on the Partnership’s consolidated statements of operations.

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

LEASES - A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. At the inception of a contract, and upon certain modifications, the Partnership determines whether the contract is or contains a lease. In evaluating whether a contract conveys a right to control the use of an asset, considerations include whether the contract conveys the right to substantially all of the economic benefits from use of the identified asset for a period of time and the right to direct the use of the identified asset. The determination of whether an arrangement represents a lease involves judgment in certain instances.

The Partnership is both a lessee and a lessor. For lessee contracts, the length of lease agreements vary from less than one year to approximately twenty-five years. The Partnership has elected to not record lease assets and liabilities for leases with a lease term at commencement of 12 months or less; such leases are expensed as paid. If a lease contains an option to extend the lease term and there is reasonable certainty the option will be exercised, the option is considered in the lease term at inception. The Partnership has elected to not separate non-lease components (e.g., common area maintenance) from lease components on real estate leases, accordingly the recognized lease asset and lease liability incorporate in their measurement payments for non-lease components. Certain leases include variable lease payments as the amounts are subject to change over the lease term. When the interest rate implicit in the leases is unable to be determined, the incremental borrowing rate related to the Partnership's revolving credit facility is used to capitalize the right-of-use asset and lease liability. See Note 4 for the Partnership’s policies on agreements in which it is the lessor.

4.	REVENUE

There are two types of asphalt terminalling contracts: (i) operating lease contracts, under which customers operate the facilities, and (ii) storage, throughput and handling contracts, under which the Partnership operates the facilities. The operating lease contracts are accounted for in accordance with ASC 842 - Leases. The storage, throughput and handling contracts contain both lease revenue and non-lease service revenue. In accordance with ASC 842 and 606, fixed consideration is allocated to the lease and service components based on their relative stand-alone selling price. The stand-alone selling price of the lease component is calculated using the average internal rate of return under the operating lease agreements. The stand-alone selling price of the service component is calculated by applying an appropriate margin to the expected costs to operate the facility. The service component contains a single performance obligation that consists of a stand-ready obligation to perform activities as directed by the customer, and revenue is recognized on a straight-line basis over time as the customer receives and consumes benefits. The lease component is recognized on a straight-line basis over the term of the initial lease. Fixed consideration, consisting of the monthly storage and handling fees, is billed a month prior to the performance of services and is due by the first day of the month of service. Payments received in advance of the month of service are recorded as unearned revenue until the service is performed, and the service component is treated as a contract liability.

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

Certain asphalt storage, throughput and handling contracts contain provisions for reimbursement of specified major maintenance costs. Reimbursements of specified major maintenance costs are allocated to both the lease and service component of the contracts using the allocation percentages from contract inception, and they are recognized on a straight-line basis over the remaining term of the contract.

The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from
	Contracts with	Revenue from
	Customers(1)	Leases
2021	$39,003	$58,265
2022	31,662	47,459
2023	27,985	40,265
2024	28,028	40,312
2025	26,711	37,397
Thereafter	37,374	42,603
Total revenue related to future performance obligations	$190,763	$266,301

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of December 31, 2020.

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers by revenue type is presented as follows (in thousands):

	Year ended December 31, 2019
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue
Fixed storage, throughput and other revenue	$19,865	$11,117	$-	$-
Fixed lease revenue	-	-	37,176	19,060
Variable cost recovery revenue	7,121	4,473	2,270	448
Variable throughput and other revenue	1,703	106	2,244	935
Total	$28,689	$15,696	$41,690	$20,443

	Year ended December 31, 2020
	Revenue from contracts with customers		Lease revenue
Fixed storage, throughput and other revenue	$20,303	$14,531	$-	$-
Fixed lease revenue	-	-	32,498	24,547
Variable cost recovery revenue	6,620	3,076	2,205	763
Variable throughput and other revenue	2,248	421	1,927	1,106
Total	$29,171	$18,028	$36,630	$26,416

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

Billed accounts receivable from contracts with customers were $2.1 million at both December 31, 2019 and 2020.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $2.2 million and $3.2 million at December 31, 2019 and 2020, respectively. For the year ended December 31, 2020, the Partnership recognized $1.8 million of revenues that were previously included in the unearned revenue balance for services provided during the period.

Practical Expedients and Exemptions

The Partnership does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

5.	DISCONTINUED OPERATIONS

On December 21, 2020, the Partnership announced executed agreements to sell its crude oil trucking services, crude oil pipeline services, and crude oil terminalling services segments.  These segments are reported as discontinued operations in the results of operations and financial position for all periods presented. The crude oil trucking services agreement closed in two phases, one on December 15, 2020, and one on February 2, 2021. The crude oil pipeline services agreement closed on February 1, 2021.  Loss recognized on the disposal and classification of held for sale of these assets is reflected in the Statement of Operations for Discontinued Operations for the year ended December 31, 2020 below. The transaction related to the crude oil terminalling services segment closed on March 1, 2021. The Partnership has allocated interest on debt that was required to be repaid as a result of the sales of the crude oil pipeline and terminalling services segment for the years ended December 31, 2019 and 2020.

As part of the crude oil pipeline sale, $1.5 million of the gross sale proceeds are currently being held in escrow, subject to post-closing settlement terms and conditions. The Partnership expects to receive the majority of this in increments each six months over the next two years.

Exit and disposal costs related to these sales, in the form of employee severance payments, are expected to total approximately $1.6 million.

During the year ended December 31, 2020, prior to entering into the executed agreements, the Partnership recorded a $1.3 million impairment on the crude oil trucking segment based on the expected future cash flows and market interest of the segment compared to the carrying value of its assets. In addition, an impairment of $4.9 million was recognized in the first quarter of 2020 to write-down the value of the Partnership's crude oil linefill based on the market price of crude oil as of March 31, 2020. Of this impairment, $2.3 million was recorded in the crude oil terminalling services segment, and $2.6 million was recorded in the crude oil pipeline services segment.

Assets and Liabilities of Discontinued Operations (in thousands)	As of December 31, 2019
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Accounts receivable, net	$822	$20,041	$166	$21,029
Other current assets	256	2,699	3,375	6,330
Plant, property, and equipment	3,120	62,590	59,692	125,402
Operating lease assets	745	113	-	858
Other noncurrent assets	211	2,657	2,038	4,906
Total assets of discontinued operations	$5,154	$88,100	$65,271	$158,525

LIABILITIES
Current liabilities	$1,238	$21,277	$1,228	$23,743
Current operating lease liability	520	15	-	535
Noncurrent operating lease liability	223	88	-	311
Other liabilities	122	226	472	820
Total liabilities of discontinued operations	$2,103	$21,606	$1,700	$25,409

Assets and Liabilities of Discontinued Operations (in thousands)	As of December 31, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Accounts receivable, net	$81	$13,711	$167	$13,959
Plant, property, and equipment	442	23,541	52,854	76,837
Other assets	331	547	5,271	6,149
Total assets of discontinued operations	$854	$37,799	$58,292	$96,945

LIABILITIES
Current liabilities	$1,017	$14,921	$1,310	$17,248
Total liabilities of discontinued operations	$1,017	$14,921	$1,310	$17,248

Statement of Operations for Discontinued Operations (in thousands)
	Year Ended December 31, 2019
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$11,061	$6,686	$15,362	$33,109
Related-party service revenue	-	266	-	266
Intercompany service revenue	5,555	-	931	6,486
Third-party product sales revenue	-	231,051	-	231,051
Costs and expenses:
Operating expense	16,763	16,088	9,012	41,863
Intercompany operating expense	-	6,486	-	6,486
Cost of product sales	-	83,319	-	83,319
Cost of product sales from related party	-	134,162	-	134,162
General and administrative expense	267	438	1	706
(Gain) loss on sale of assets	(1,497)	836	77	(584)
Interest expense	11	1,598	6,919	8,528
Income (loss) before income taxes	1,072	(4,924)	284	(3,568)
Provision for income taxes	15	4	-	19
Net income (loss) from discontinued operations	$1,057	$(4,928)	$284	$(3,587)

Statement of Operations for Discontinued Operations (in thousands)	Year Ended December 31, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$5,293	$1,689	$16,856	$23,838
Intercompany service revenue	5,587	-	-	5,587
Third-party product sales revenue	-	157,544	-	157,544
Costs and expenses:
Operating expense	12,386	13,427	8,561	34,374
Intercompany operating expense	-	5,587	-	5,587
Cost of product sales	-	52,624	-	52,624
Cost of product sales from related party	-	86,247	-	86,247
General and administrative expense	284	385	-	669
Asset impairment expense	1,330	2,821	2,266	6,417
Gain on sale of assets	(11)	(445)	(734)	(1,190)
Interest expense	11	960	4,348	5,319
Loss on disposal/classification as held for sale(1)	1,847	37,249	-	39,096
Income (loss) before income taxes	(4,967)	(39,622)	2,415	(42,174)
Provision for income taxes	3	(2)	-	1
Net income (loss) from discontinued operations	$(4,970)	$(39,620)	$2,415	$(42,175)

(1)	Included in the crude oil trucking services segment is a loss on disposal recorded during December 2020 for the first phase closing of $1.1 million, and a loss on the classification on assets held for sale as of December 31, 2020, for the second phase closing on February 2, 2021, of $0.7 million.

Select cash flow information (in thousands)
	Year Ended December 31, 2019
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Depreciation and amortization	$538	$5,332	$4,466	$10,336
Capital expenditures	$2,168	$1,846	$874	$4,888

	Year Ended December 31, 2020
Depreciation and amortization	$719	$4,550	$4,383	$9,652
Capital expenditures	$2,074	$4,555	$720	$7,349

6.	PROPERTY, PLANT AND EQUIPMENT

	Estimated
	Useful Lives	As of December 31,
	(Years)	2019	2020
		(dollars in thousands)
Land	N/A	$21,876	$21,826
Land improvements	10-20	5,139	5,024
Storage and terminal facilities	10-35	241,733	249,977
Office property and equipment and other	3-30	21,099	23,278
Construction-in-progress	N/A	3,371	2,165
Property, plant and equipment, gross		293,218	302,270
Accumulated depreciation		(185,845)	(197,561)
Property, plant and equipment, net		$107,373	$104,709

Property, plant and equipment under operating leases at December 31, 2020, in which the Partnership is the lessor, had a cost basis of $295.4 million and accumulated depreciation of $191.0 million.

Depreciation expense for the years ended December 31, 2019 and 2020 was $12.8 million and $11.0 million, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net of accumulated amortization, consist of the following:

	As of December 31,
	2019	2020
	(in thousands)
Customer relationships	$16,022	$16,022
Accumulated amortization of intangible assets	(6,109)	(8,491)
Intangible assets, net	$9,913	$7,531

Amortization expense related to intangibles for each of the years ended December 31, 2019 and 2020, was $2.4 million. The estimated aggregate future amortization expense on amortizable intangible assets currently owned by the Partnership is as follows (in thousands):

For year ending:
December 31, 2021	$2,382
December 31, 2022	2,382
December 31, 2023	958
December 31, 2024	958
December 31, 2025	851
Thereafter	-
Total estimated aggregate amortization expense	$7,531

Customer relationships include $7.6 million and $8.4 million related to the acquisition of asphalt facilities in March 2018 and February 2016, respectively. The customer relationships are being amortized over a range of 5 to 10 years.

8.	DEBT

On May 11, 2017, the Partnership entered into an amended and restated credit agreement. On June 28, 2018, the credit agreement was amended to, among other things, reduce the revolving loan facility from $450.0 million to $400.0 million and amend the maximum permitted consolidated total leverage ratio as discussed below.

As of March 4, 2021, approximately $99.6 million of revolver borrowings and $1.7 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with available capacity of approximately $248.7 million for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement. The decrease in the outstanding debt balance from year end is due to payments made with the proceeds of the crude pipeline services and crude terminalling services business sales. The availability as of this date is reflective of a January 8, 2021, amendment which, among other things, reduced the revolving loan facility to $350.0 million in conjunction with the closing of the crude oil terminal transaction.

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

Prior to the date on which the Partnership issues qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio will be 4.75 to 1.00 for the fiscal quarter ending and December 31, 2020, and each fiscal quarter thereafter; provided that the maximum permitted consolidated total leverage ratio may be increased to 5.25 to 1.00 for certain quarters, based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more).

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

At December 31, 2020, the Partnership’s consolidated total leverage ratio was 3.83 to 1.00 and the consolidated interest coverage ratio was 6.66 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of December 31, 2020.

Management evaluates whether conditions and/or events raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (the “assessment period”). In performing this assessment, management considered the risk associated with its ongoing ability to meet the financial covenants.

Based on the Partnership’s forecasted EBITDA during the assessment period, management believes that it will meet these financial covenants. However, the Partnership cannot make any assurances that it will be able to achieve management’s forecasts. If the Partnership is unable to achieve management’s forecasts, further actions may be necessary to remain in compliance with the Partnership’s consolidated total leverage ratio covenant, including, but not limited to, cost reductions, common and preferred unitholder distribution curtailments, and/or asset sales.  The Partnership can make no assurances that it would be successful in undertaking these actions, or that the Partnership will remain in compliance with the consolidated total leverage ratio during the assessment period.  Additionally, there are certain inherent risks associated with our continued ability to comply with our consolidated total leverage ratio covenant. These risks relate, among other things, to potential future (a) decreases in storage volumes and rates as well as throughput and transportation rates realized; (b) weather phenomenon that may potentially hinder the Partnership’s asphalt business activity; and (c) other items affecting forecasted levels of expenditures and uses of cash resources. Violation of the consolidated total leverage ratio covenant would be an event of default under the credit agreement, which would cause our $252.6 million in outstanding debt, as of December 31, 2020, to become immediately due and payable.  If this were to occur, the Partnership would not expect to have sufficient liquidity to repay these outstanding amounts then due, which could cause the lenders under the credit facility to pursue other remedies. Such remedies could include exercising their collateral rights to the Partnership’s assets.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as no default or event of default exists under the credit agreement on a pro forma basis after giving effect to such distribution. The Partnership is currently allowed to make distributions to its unitholders in accordance with this covenant; however, the Partnership will only make distributions to the extent it has sufficient cash from operations after establishment of cash reserves as determined by the Board of the General Partner in accordance with the Partnership’s cash distribution policy, including the establishment of any reserves for the proper conduct of the Partnership’s business. See Note 10 for additional information regarding distributions.

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

Debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for both of the years ended December 31, 2019 and 2020, was $1.0 million.

During the years ended December 31, 2019 and 2020, the weighted average interest rate under the Partnership’s credit agreement was 6.00% and 3.97%, respectively, resulting in interest expense of approximately $7.4 million and $5.6 million, respectively.

9.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Year ended December 31,
	2019	2020
Net income(loss)	$18,412	$(13,480)
General partner interest in net income (loss)	337	(213)
Preferred interest in net income	25,115	25,115
Net loss available to limited partners	$(7,040)	$(38,382)

Basic and diluted weighted average number of units:
Common units	40,755	41,104
Restricted and phantom units	1,023	1,285
Total units	41,778	42,389

Basic and diluted net loss from discontinued operations per common unit	$(0.08)	$(0.98)
Basic and diluted net income(loss) from continuing operations per common unit	$(0.09)	$0.07
Basic and diluted net loss per common unit	$(0.17)	$(0.91)

10.	PARTNERS’ CAPITAL (DEFICIT) AND DISTRIBUTIONS

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

•	thereafter, 50.4% to all unitholders holding common units or Class B units, pro rata, and 49.6% to the general partner.

Distributions are also paid to the holders of restricted units and phantom units as disclosed in Note 13.

The Partnership paid the following distributions on the Preferred Units during the years ended December 31, 2019 and 2020 (in thousands):

Year			Paid to Preferred	Partner
Paid	Periods Covered	Total	Unitholders	Paid to General
2019	Quarters ending December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019	$25,521	$25,115	$406
2020	Quarters ending December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020	$25,519	$25,115	$404

In addition, on January 26, 2021, the Board approved a cash distribution of $0.17875 per outstanding Preferred Unit for the quarter ending December 31, 2020. The Partnership paid this distribution on the Preferred Units on February 12, 2021, to unitholders of record as of February 5, 2021. The total distribution was approximately $6.4 million, with approximately $6.3 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

The Partnership paid the following distributions on the common units during the years ended December 31, 2019 and 2020 (in thousands):

Year			Paid to Common	Paid to General	Paid to Phantom and Restricted Unitholders Under
Paid	Periods Covered	Total	Unitholders	Partner	the LTIP
2019	Quarters ending December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019	$8,468	$8,150	$135	$183
2020	Quarters ending December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020	$6,887	$6,576	$109	$202

In addition, on January 26, 2021, the Board approved a cash distribution of $0.04 per outstanding common unit for the quarter ending December 31, 2020. The distribution was paid on February 12, 2021, to unitholders of record as of February 5, 2021. The total distribution was approximately $1.7 million, with approximately $1.7 million paid to the Partnership’s common unitholders and less than $0.1 million paid to the both the Partnership’s general partner and holders of phantom and restricted units pursuant to awards granted under the LTIP.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Significant customers are defined as those who represent 10% or more of our total consolidated revenues during the year.

For the year ended December 31, 2020, Ergon accounted for approximately 40% of the Partnership’s total revenues. In addition, two third-party customers accounted for 12% and 15% of the Partnership’s total revenues.

For the year ended December 31, 2019, Ergon accounted for approximately 34% of the Partnership’s total revenues. In addition, two third-party customers accounted for 12% and 16% of the Partnership’s total revenues.

12.	RELATED-PARTY TRANSACTIONS

The Partnership leases facilities to Ergon and provides liquid asphalt terminalling services to Ergon. For the years ended December 31, 2019 and 2020, the Partnership recognized revenues of $36.1 million and $44.4 million, respectively, for services provided to Ergon. See additional discussion below regarding material asphalt operating lease contracts and storage, throughput and handling contracts. As of December 31, 2019 and 2020, the Partnership had receivables from Ergon of $1.1 million and $0.5 million, respectively.

Effective April 1, 2018, the Partnership entered into an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the years ended December 31, 2019 and 2020, the Partnership made purchases of crude oil under this agreement totaling $133.5 million and $92.1 million, respectively. As of December 31, 2020. the Partnership had payables to Ergon related to this agreement of $8.7 million related to the December crude oil settlement cycle, and this balance was paid in full on January 20, 2021. This agreement terminated upon the closing of the sale of the crude oil pipeline services business on February 1, 2021.

As of December 31, 2019, the Partnership had a contingent liability to Ergon of $12.2 million related to the Cimarron Express project, a previously disclosed joint venture between Kingfisher Midstream and Ergon's development company (“DEVCO”) that was cancelled in December 2018. The contingent liability reflected Ergon's investment in the joint venture and accrued interest, for which the Partnership, in accordance with the membership interest purchase agreement with Ergon, was meant to bear the risk of loss related to DEVCO’s portion of the project. The Partnership recognized other impairment charges of $2.2 million related to the accrued interest during the year ended December 31, 2019, which was recorded at the corporate level. The Partnership paid this liability in full on January 3, 2020, and it is reflected as an acquisition of the DEVCO on the consolidated statement of cash flows for the year ended December 31, 2020.

Ergon 2016 Storage and Handling Agreement

In October 2016, the Partnership and Ergon entered into a storage, throughput and handling agreement (the “Ergon 2016 Storage and Handling Agreement”) pursuant to which the Partnership provides Ergon storage and terminalling services at nine asphalt facilities. In July 2018, the Partnership sold one of the facilities to Ergon and the agreement was amended accordingly.  The term of the Ergon 2016 Storage, Throughput and Handling Agreement commenced on October 5, 2016, and in August 2020, was replaced with the Ergon 2020 Master Storage, Throughput and Handling Agreement; see below. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the years ended December 31, 2019 and 2020, the Partnership generated revenue under this agreement of $20.0 million and $12.0 million, respectively.

Ergon Fontana and Las Vegas Storage Throughput and Handling Agreement

In October 2016, the Partnership and Ergon entered into a storage, throughput and handling agreement (the “Ergon Fontana and Las Vegas Storage Throughput and Handling Agreement”) pursuant to which the Partnership provides Ergon storage and terminalling services at two asphalt facilities. The original Ergon Fontana and Las Vegas Master Facilities Lease Agreement commenced on May 18, 2009, and was a part of previous agreement that expired in 2018. A new agreement was executed in March 2019 with an effective date of January 1, 2019, and, on August 1, 2020, was replaced with the Ergon 2020 Master Storage, Throughput and Handling Agreement (as defined below). The Board’s conflicts committee reviewed and approved these agreements in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the years ended December 31, 2019 and 2020, the Partnership generated revenues under this agreement of $6.0 million and $3.5 million, respectively.

Ergon Lessee Operated Facility Lease Agreement and Previous Agreements

In March 2019, the Partnership and Ergon entered into a facilities lease agreement (the “Ergon Lessee Operated Facility Lease Agreement”) covering 12 facilities. The facilities covered by this agreement were previously accounted for under two separate agreements. This agreement was effective January 1, 2019, and on August 1, 2020, was replaced with the Ergon 2020 Master Storage, Throughput and Handling Agreement; see below.  The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement.  During the years ended December 31, 2019 and 2020, the Partnership generated revenues under this agreement of $8.3 million and $4.4 million, respectively.

Ergon 2020 Master Storage, Throughput and Handling Agreement

In August 2020, the Partnership and Ergon entered into the “2020 Master Storage, Throughput and Handling Agreement”, effective August 1, 2020, which replaced the three agreements noted above and all related amendments. Pursuant to this agreement, the Partnership provides Ergon with storage and terminalling services at 22 facilities through December 31, 2027. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the year ended December 31, 2020, the Partnership generated revenues under this agreement of $16.8 million.

Ergon Operating and Maintenance Agreement

In August 2020, the Partnership and Ergon also entered into the Operating and Maintenance Agreement, effective August 1, 2020, pursuant to which Ergon will provide certain operations and maintenance services to the 22 facilities also under the 2020 Master Storage, Throughput and Handling Agreement through December 31, 2025, with automatic one-year renewals unless either party cancels. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the year ended December 31, 2020, the Partnership recognized expense under this agreement of $7.7 million.

13.	LONG-TERM INCENTIVE PLAN

In July 2007, the general partner adopted the LTIP, which is administered by the compensation committee of the Board. The Partnership’s unitholders have approved 8.1 million common units to be reserved for issuance under the incentive plan, subject to adjustment for certain events. Although other types of awards are contemplated under the LTIP, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. Certain of the phantom unit awards also include DERs.

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

In connection with each anniversary of joining the Board, restricted common units are granted to the independent directors. The units vest in one-third increments over three years. The following table includes information on grants made to the directors under the LTIP subject to vesting requirements:

		Weighted Average	Grant Date Total Fair
	Number of	Grant Date Fair	Value
Grant Date	Units	Value	(in thousands)
December 2018	23,436	$1.20	$28
December 2019	7,500	$1.07	$8
December 2020	7,500	$2.06	$15

The Partnership also grants phantom units to employees. These grants are equity awards under ASC 718 – Stock Compensation and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. The following table includes information on the outstanding grants:

		Weighted Average	Grant Date Total Fair
	Number of	Grant Date Fair	Value
Grant Date	Units	Value	(in thousands)
March 2018	396,536	$4.77	$1,891
March 2019	524,997	$1.14	$598
June 2019	46,168	$1.08	$50
March 2020	600,396	$0.90	$540
October 2020	16,339	$1.53	$25

Compensation expense for the equity awards is calculated as the number of unit awards less forfeitures, multiplied by the grand date fair value of those awards. The Partnership estimates forfeiture rates based on historical forfeitures under the LTIP. The unrecognized estimated compensation cost relating to outstanding phantom and restricted units at December 31, 2019, was $0.5 million, which will be recognized over the remaining vesting period. On January 1, 2021, 279,581 units of the March 2018 grant vested.

The Partnership’s equity-based incentive compensation expense for the years ended December 31, 2019 and 2020 was $0.9 million and $0.8 million, respectively.

Activity pertaining to phantom common units and restricted common unit awards granted under the LTIP is as follows:

	Number of	Grant Date Fair
	Units	Value
Nonvested, December 31, 2019	1,068,343	$3.42
Granted	624,235	0.93
Vested	322,608	5.43
Forfeited	19,604	1.90
Nonvested, December 31, 2020	1,350,366	$1.81

14.	EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.6 million for both of the years ended December 31, 2019 and 2020, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to the Board for approval. The Partnership recognized expense of $0.4 million and $0.6 million for the years ended December 31, 2019 and 2020, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “Unit Purchase Plan”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the Unit Purchase Plan may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the Unit Purchase Plan, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the Unit Purchase Plan. Expense for the Unit Purchase Plan was immaterial for both 2019 and 2020.

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

At December 31, 2019 and 2020, the Partnership was aware of existing conditions that may cause it to incur expenditures in the future for the remediation of existing environmental matters. The Partnership had no environmental remediation loss contingencies as of December 31, 2019 and 2020. Changes in the Partnership’s estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

At December 31, 2020, the carrying values on the consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at December 31, 2020, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (LIBOR for the risk-free component) and unobservable company-specific credit spread information.  As such, the Partnership considers this debt to be Level 3.

18.	LEASES

The Partnership leases certain office space and land under operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized as paid over the lease term. For real property leases, the Partnership has elected the practical expedient to not separate nonlease components (e.g., common-area maintenance costs) from lease components and to instead account for each component as a single lease component. For leases that do not contain an implicit interest rate, the Partnership uses its most recent incremental borrowing rate.

Some real property leases contain options to renew, with renewal terms that can extend indefinitely. The exercise of such lease renewal options is at the Partnership’s sole discretion. The Partnership determines the lease term at the lease commencement date as the non-cancellable period of the lease, including options to extend or terminate the lease when such an option is reasonably certain to be exercised. The Partnership uses various data to analyze these options, including historical trends, current expectations and useful lives of assets related to the lease.  Operating lease assets and liabilities are stated in separate line items on the consolidated balance sheets.

Future commitments, including options to extend lease terms that are reasonably certain of being exercised, related to leases at December 31, 2020 are summarized below (in thousands):

Operating Leases
Twelve months ending December 31, 2021	$1,913
Twelve months ending December 31, 2022	1,502
Twelve months ending December 31, 2023	1,428
Twelve months ending December 31, 2024	798
Twelve months ending December 31, 2025	704
Thereafter	5,386
Total	11,731
Less: Interest	3,067
Present value of lease liabilities	$8,664

The following table summarizes the Partnership’s total lease cost by type as well as cash flow information (in thousands):

		For the Year Ended December 31,
	Classification	2019	2020
Total Lease Cost by Type:
Operating lease cost(1)	Operating Expense	1,916	$1,953
Short-term lease cost	Operating Expense	247	$172
Net lease cost		$2,163	$2,125
Supplemental cash flow disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases		$1,349	$1,400
Leased assets obtained in exchange for new operating lease liabilities		$1,714	$119

(1)	Includes variable lease costs, which are immaterial.

As of
December 31,
2020
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	10.4
Weighted-average discount rate	5.87%

19.	INCOME TAXES

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

20.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740).”  The amendments in the update simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Partnership has evaluated the impact of this guidance, which will be adopted beginning with the Partnership’s quarterly report for the three-month period ending March 31, 2021, and does not expect a material impact on the Partnership's financial position, results of operations, or cash flows.

21.	SUBSEQUENT EVENTS

On February 1 and 2, 2021, the Partnership closed on the final transactions to sell its crude oil pipeline and trucking services segments, respectively. On March 1, 2021, the Partnership closed on the transaction to sell its crude oil terminalling services segment. Net proceeds of approximately $164.0 million were used to pay down the Partnership's revolving debt facility. On January 8, 2021, the credit agreement was amended to, among other things, reduce the revolving loan facility to $350.0 million in conjunction with the closing of the crude oil terminal transaction.