Form 10-Q
period 2021-03-31
Blueknight Energy Partners, L.P.
filed 2021-05-05
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

 As of April 28, 2021, there were 34,436,785 Series A Preferred Units and 41,468,125 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2020	March 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$805	$13
Accounts receivable, net	3,297	6,897
Receivables from related parties, net	507	664
Other current assets	2,355	3,693
Current assets of discontinued operations	96,945	511
Total current assets	103,909	11,778
Property, plant and equipment, net of accumulated depreciation of $197,561 and $199,895 at December 31, 2020, and March 31, 2021, respectively	104,709	104,256
Goodwill	6,728	6,728
Debt issuance costs, net	1,340	998
Operating lease assets	8,548	8,020
Intangible assets, net	7,531	6,935
Other noncurrent assets	252	282
Total assets	$233,017	$138,997
LIABILITIES AND PARTNERS’ CAPITAL(DEFICIT)
Current liabilities:
Accounts payable	$1,635	$2,313
Accounts payable to related parties	31	14
Accrued interest payable	274	279
Accrued property taxes payable	1,757	1,505
Unearned revenue	1,789	1,852
Unearned revenue with related parties	4,603	4,594
Accrued payroll	4,977	2,377
Current operating lease liability	1,684	1,532
Other current liabilities	1,349	2,327
Current liabilities of discontinued operations	17,248	2,599
Total current liabilities	35,347	19,392
Long-term unearned revenue with related parties	4,153	3,985
Other long-term liabilities	168	162
Noncurrent operating lease liability	6,980	6,735
Long-term debt	252,592	106,592
Commitments and contingencies (Note 11)
Partners’ capital(deficit):
Common unitholders (41,214,856 and 41,468,125 units issued and outstanding at December 31, 2020, and March 31, 2021, respectively)	312,591	384,755
Preferred unitholders (35,125,202 and 34,436,785 units issued and outstanding at December 31, 2020, and March 31, 2021, respectively)	253,923	248,946
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(632,737)	(631,570)
Total partners’ capital(deficit)	(66,223)	2,131
Total liabilities and partners’ capital(deficit)	$233,017	$138,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months Ended March 31,
	2020	2021
	(unaudited)
Service revenue:
Third-party revenue	$6,853	$6,919
Related-party revenue	4,055	4,849
Lease revenue:
Third-party revenue	9,831	8,303
Related-party revenue	4,921	7,004
Total revenue	25,660	27,075
Costs and expenses:
Operating expense	15,660	15,880
General and administrative expense	3,366	3,982
Total costs and expenses	19,026	19,862
Loss on disposal of assets	(74)	-
Operating income	6,560	7,213
Other income(expenses):
Other income	650	233
Interest expense	(1,686)	(1,333)
Income before income taxes	5,524	6,113
Provision for income taxes	5	10
Income from continuing operations	5,519	6,103
Income(loss) from discontinued operations, net	(5,519)	75,550
Net income	$-	$81,653

Allocation of net income(loss) for calculation of earnings per unit:
General partner interest in net income	$-	$1,292
Preferred interest in net income	$6,279	$6,341
Net income(loss) available to limited partners	$(6,279)	$74,020

Basic and diluted net income(loss) from discontinued operations per common unit	$(0.13)	$1.75
Basic and diluted net loss from continuing operations per common unit	$(0.02)	$(0.01)
Basic and diluted net income(loss) per common unit	$(0.15)	$1.74

Weighted average common units outstanding - basic and diluted	41,015	41,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2019	$356,777	$253,923	$(632,023)	$(21,323)
Net income(loss)	(6,279)	6,279	-	-
Equity-based incentive compensation	105	-	3	108
Distributions	(1,675)	(6,279)	(128)	(8,082)
Proceeds from sale of 53,372 common units pursuant to the Employee Unit Purchase Plan	55	-	-	55
Balance, March 31, 2020	$348,983	$253,923	$(632,148)	$(29,242)

Balance, December 31, 2020	$312,591	$253,923	$(632,737)	$(66,223)
Net income	73,896	6,465	1,292	81,653
Equity-based incentive compensation	(80)	-	3	(77)
Repurchase of preferred units	-	(5,163)	-	(5,163)
Distributions	(1,700)	(6,279)	(128)	(8,107)
Proceeds from sale of 32,696 common units pursuant to the Employee Unit Purchase Plan	48	-	-	48
Balance, March 31, 2021	$384,755	$248,946	$(631,570)	$2,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended March 31,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net income	$-	$81,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,094	3,065
Amortization and write-off of debt issuance costs	251	391
Tangible asset impairment charge	5,122	156
(Gain)loss on sale of assets	185	(75,069)
Equity-based incentive compensation	108	(77)
Changes in assets and liabilities:
Decrease in accounts receivable	4,201	10,022
Decrease(increase) in receivables from related parties	168	(157)
Decrease in other current assets	1,345	1,630
Decrease in other non-current assets	566	379
Increase in accounts payable	104	412
Decrease in payables to related parties	(17)	(17)
Decrease in accrued crude oil purchases	(3,466)	(3,868)
Decrease in accrued crude oil purchases to related parties	(4,463)	(8,842)
Increase in accrued interest payable	8	5
Decrease in accrued property taxes	(381)	(743)
Increase(decrease) in unearned revenue	1,205	(373)
Decrease in unearned revenue from related parties	(285)	(227)
Decrease in accrued payroll	(2,329)	(3,822)
Increase(decrease) in other accrued liabilities	(542)	860
Net cash provided by operating activities	7,874	5,378
Cash flows from investing activities:
Acquisition of DEVCO from Ergon (Note 8)	(12,221)	-
Capital expenditures	(2,900)	(2,044)
Net proceeds from sale of assets	25	155,316
Net cash provided by(used in) investing activities	(15,096)	153,272
Cash flows from financing activities:
Payments on other financing activities	(638)	(171)
Debt issuance costs	-	(49)
Borrowings under credit agreement	78,000	48,000
Payments under credit agreement	(62,000)	(194,000)
Proceeds from equity issuance	55	48
Repurchase of preferred units	-	(5,163)
Distributions	(8,082)	(8,107)
Net cash provided by(used in) financing activities	7,335	(159,442)
Net increase(decrease) in cash and cash equivalents	113	(792)
Cash and cash equivalents at beginning of period	558	805
Cash and cash equivalents at end of period	$671	$13

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$1,241	$(74)
Increase in accrued liabilities related to insurance premium financing agreement	$1,517	$1,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. and subsidiaries (collectively, the “Partnership”) is a publicly traded master limited partnership with operations in 26 states. The Partnership provides integrated terminalling services for companies engaged in the production, distribution, and marketing of liquid asphalt. The Partnership manages its operations through one operating segment, asphalt terminalling services. The Partnership’s common units and preferred units, which represent limited partnership interests in the Partnership, are listed on the Nasdaq Global Market under the symbols “BKEP” and “BKEPP,” respectively. The Partnership was formed in February 2007 as a Delaware master limited partnership.

The Partnership previously provided integrated terminalling, gathering, and transportation services for companies engaged in the production, distribution, and marketing of crude oil in three different operating segments: (i) crude oil terminalling services, (ii) crude oil pipeline services, and (iii) crude oil trucking services. On December 21, 2020, the Partnership announced it had entered into multiple definitive agreements to sell these segments. These transactions closed in February and March of 2021. These segments are presented as discontinued operations for all periods presented. Unless otherwise noted, information in these notes to the consolidated financial statements relates to continuing operations. As the Partnership is only operating through one operating segment, a segment footnote is no longer required.

2.	BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2021, the condensed consolidated statements of changes in partners’ capital (deficit) for the three months ended March 31, 2020 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2021, are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods. All adjustments are of a recurring nature unless otherwise disclosed herein. The 2020 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021 (the “2020 Form 10-K”).  Interim financial results are not necessarily indicative of the results to be expected for an annual period. The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2020 Form 10-K.

3.	REVENUE

The Partnership recognizes revenue from contracts with customers as well as lease revenue.  The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers(1)	Revenue from Leases
Remainder of 2021	$29,431	$43,923
2022	31,808	49,739
2023	28,131	42,546
2024	28,174	42,593
2025	26,857	37,595
Thereafter	37,078	43,000
Total revenue related to future performance obligations	$181,479	$259,396

___________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of March 31, 2021.

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers and lease revenue by revenue type is presented as follows (in thousands):

	Three Months Ended March 31, 2020
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue
Fixed storage and throughput revenue	$5,245	$3,084	$-	$-
Fixed lease revenue	-	-	9,227	4,800
Variable cost recovery revenue	1,607	971	604	121
Variable throughput and other revenue	1	-	-	-
Total	$6,853	$4,055	$9,831	$4,921

	Three Months Ended March 31, 2021
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue
Fixed storage and throughput revenue	$5,064	$4,721	$-	$-
Fixed lease revenue	-	-	7,801	6,785
Variable cost recovery revenue	1,735	128	502	219
Variable throughput and other revenue	120	-	-	-
Total	$6,919	$4,849	$8,303	$7,004

Contract Balances

Billed accounts receivable from contracts with customers were $2.1 million and $3.7 million at December 31, 2020, and March 31, 2021, respectively.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.2 million at both December 31, 2020, and March 31, 2021. For the three months ended March 31, 2021, the Partnership recognized $2.2 million of revenues that were previously included in the unearned revenue balance.

Practical Expedients and Exemptions

The Partnership does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

4.	DISCONTINUED OPERATIONS

On December 21, 2020, the Partnership announced executed agreements to sell its crude oil trucking services, crude oil pipeline services, and crude oil terminalling services segments. These segments are reported as discontinued operations in the results of operations and financial position for all periods presented. The crude oil trucking services agreement closed in two phases, one on December 15, 2020, and one on February 2, 2021. The crude oil pipeline services agreement closed on February 1, 2021.  Loss recognized on the disposal and classification of held for sale of these assets was recorded in the year ended December 31, 2020. The transaction related to the crude oil terminalling services segment closed on March 1, 2021. The Partnership has allocated interest to discontinued operations on debt that was required to be repaid as a result of the sales of the crude oil pipeline and terminalling services segment for the three months ended March 31, 2020 and 2021.

As part of the crude oil pipeline sale, $1.5 million of the gross sale proceeds are currently being held in escrow, subject to post-closing settlement terms and conditions. The Partnership expects to receive the majority of this in increments over the next two years.

Exit and disposal costs related to these sales, in the form of employee severance payments, are expected to total approximately $1.6 million. The Partnership is providing limited transition services to both of the buyers of the crude oil pipeline and terminalling services segments. These services are expected to last approximately six months beyond the final closing date. The contracts were designed to recover the costs of providing services, so a minimal income statement impact is expected for these services.

During the three months ended March 31, 2020, an impairment of $4.9 million was recognized to write-down the value of the Partnership's crude oil linefill based on the market price of crude oil as of March 31, 2020.

Assets and Liabilities of Discontinued Operations (in thousands)	As of December 31, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Accounts receivable, net	$81	$13,711	$167	$13,959
Plant, property, and equipment	442	23,541	52,854	76,837
Other assets	331	547	5,271	6,149
Total assets of discontinued operations	$854	$37,799	$58,292	$96,945

LIABILITIES
Current liabilities	$1,017	$14,921	$1,310	$17,248
Total liabilities of discontinued operations	$1,017	$14,921	$1,310	$17,248

Assets and Liabilities of Discontinued Operations (in thousands)	As of March 31, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Accounts receivable, net	$-	$287	$48	$335
Other assets	40	-	136	176
Total assets of discontinued operations	$40	$287	$184	$511

LIABILITIES
Current liabilities	$32	$936	$1,631	$2,599
Total liabilities of discontinued operations	$32	$936	$1,631	$2,599

Statement of Operations for Discontinued Operations (in thousands)	Three Months Ended March 31, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$2,543	$502	$3,330	$6,375
Intercompany service revenue	1,425	-	-	1,425
Third-party product sales revenue	-	47,052	-	47,052
Costs and expenses:
Operating expense	4,025	3,302	2,023	9,350
Intercompany operating expense	-	1,425	-	1,425
Cost of product sales	-	14,221	-	14,221
Cost of product sales from related party	-	28,254	-	28,254
General and administrative expense	69	105	-	174
Tangible asset impairment expense	35	2,820	2,266	5,121
(Gain)loss on disposal of assets	(10)	121	-	111
Interest expense	3	325	1,384	1,712
Loss before income taxes	(154)	(3,019)	(2,343)	(5,516)
Provision for income taxes	3	-	-	3
Net loss from discontinued operations	$(157)	$(3,019)	$(2,343)	$(5,519)

Statement of Operations for Discontinued Operations (in thousands)	Three Months Ended March 31, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$9	$413	$3,643	$4,065
Intercompany service revenue	409	-	-	409
Third-party product sales revenue	-	15,591	-	15,591
Costs and expenses:
Operating expense	1,333	1,438	910	3,681
Intercompany operating expense	-	409	-	409
Cost of product sales	-	4,994	-	4,994
Cost of product sales from related party	-	9,461	-	9,461
General and administrative expense	59	118	-	177
Tangible asset impairment expense	92	41	23	156
Gain on disposal of assets	(3)	(1,694)	(73,372)	(75,069)
Interest expense	-	72	634	706
Income (loss) before income taxes	(1,063)	1,165	75,448	75,550
Provision for income taxes	-	-	-	-
Net income (loss) from discontinued operations	$(1,063)	$1,165	$75,448	$75,550

Select cash flow information (in thousands)
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
	Three Months Ended March 31, 2020
Depreciation and amortization	$200	$1,170	$1,139	$2,509
Capital expenditures	$180	$882	$89	$1,152

	Three Months Ended March 31, 2021
Amortization	$3	$14	$15	$32
Capital expenditures	$-	$10	$109	$119

5.	DEBT

On May 11, 2017, the Partnership entered into an amended and restated credit agreement. On June 28, 2018, the credit agreement was amended to, among other things, reduce the revolving loan facility from $450.0 million to $400.0 million and amend the maximum permitted consolidated total leverage ratio as discussed below.  On January 8, 2021, the credit facility was amended a second time to, among other things, reduce the revolving loan facility from $400.0 million to $350.0 million upon the sale of the crude oil terminalling segment, which became effective on March 1, 2021 (the “ January 2021 Amendment”).

As of April 28, 2021, approximately $106.6 million of revolver borrowings and $0.7 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $242.7 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds is limited by the financial covenants in the credit agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

Borrowings under the credit agreement bear interest, at the Partnership’s option, at either the reserve-adjusted eurodollar rate (as defined in the credit agreement) (“Eurodollar Rate”) plus an applicable margin that ranges from 2.0% to 3.25% or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5%, and the 30-day Eurodollar Rate plus 1.0%) plus an applicable margin that ranges from 1.0% to 2.25%.  The Partnership pays a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the Eurodollar Rate, and the Partnership pays a commitment fee ranging from 0.375% to 0.5% on the unused commitments under the credit agreement.  The applicable margins for the Partnership’s interest rate, the letter of credit fee and the commitment fee vary quarterly based on the Partnership’s consolidated total leverage ratio (as defined in the credit agreement, being generally computed as the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation, amortization, and certain other non-cash charges).

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

At March 31, 2021, the Partnership’s consolidated total leverage ratio was 2.12 to 1.00 and the consolidated interest coverage ratio was 11.68 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of March 31, 2021. Based on current operating plans and forecasts, the Partnership expects to remain in compliance with all covenants of the credit agreement for at least the next year.

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

Upon the March 1, 2021 effective date of the January 2021 Amendment, the Partnership expensed $0.1 million of debt issuance costs due to the reduction in available borrowing capacity. Debt issuance costs are being amortized over the term of the credit agreement. Interest expense related to debt issuance cost amortization for both the three months ended three months ended March 31, 2020 and 2021, was $0.3 million and $0.2 million, respectively.

During the three months ended March 31, 2020 and 2021, the weighted average interest rate under the Partnership’s credit agreement was 4.90% and 3.83%, respectively, resulting in interest expense of approximately $1.7 million and $1.2 million, respectively, excluding the $0.1 million of debt issuance costs that were expensed as described above.

6.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, preferred units, general partner units, and common units are first allocated net income to the extent they receive a distribution. Next, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. For the three months ended March 31, 2021, the preferred units were also allocated income for the excess consideration paid over carrying value for the repurchase of 688,417 preferred units. The remainder is allocated to common units. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months Ended March 31,
	2020	2021
Net income	$-	$81,653
General partner interest in net income	-	1,292
Preferred interest in net income	6,279	6,341
Net income(loss) available to limited partners	$(6,279)	$74,020

Basic weighted average number of units:
Common units	41,015	41,430
Restricted and phantom units	983	1,166
Total units	41,998	42,596

Basic and diluted net income(loss) from discontinued operations per common unit	$(0.13)	$1.75
Basic and diluted net loss from continuing operations per common unit	$(0.02)	$(0.01)
Basic and diluted net income(loss) per common unit	$(0.15)	$1.74

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

On March 12, 2021, the Partnership repurchased 688,417 outstanding preferred units at $7.50 per unit or total cash consideration of $5.2 million. The consideration paid was based on the fair market value of the units at the time of purchase. The carrying value of the units was $7.23 per unit, or total carrying value of $5.0 million. The preferred units were allocated additional net income for the $0.2 million of consideration paid in excess of carrying value. The units were retired on March 24, 2021.

On April 21, 2021, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended March 31, 2021. The Partnership will pay this distribution on May 14, 2021, to unitholders of record as of May 7, 2021. The total distribution will be approximately $6.3 million, with approximately $6.2 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended March 31, 2021. The Partnership will pay this distribution on May 14, 2021, to unitholders of record on May 7, 2021. The total distribution will be approximately $1.7 million, with approximately $1.7 million and less than $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and approximately $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

8.	RELATED-PARTY TRANSACTIONS

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. For the three months ended March 31, 2020 and 2021, the Partnership recognized related-party revenues of $9.0 million and $11.9 million, respectively, for services provided to Ergon. As of December 31, 2020, and March 31, 2021, the Partnership had receivables from Ergon of $0.5 million and $0.7 million, respectively. As of December 31, 2020, and March 31, 2021, the Partnership had unearned revenues from Ergon of $8.8 million and $8.6 million, respectively.

As of December 31, 2019, the Partnership had a contingent liability to Ergon of $12.2 million related to the Cimarron Express project, a previously disclosed joint venture between Kingfisher Midstream and Ergon's development company (“DEVCO”) that was cancelled in December 2018. The contingent liability reflected Ergon's investment in the joint venture and accrued interest, for which the Partnership, in accordance with the membership interest purchase agreement with Ergon, was meant to bear the risk of loss related to DEVCO’s portion of the project. The Partnership paid this liability in full on January 3, 2020, and it is reflected as an acquisition of the DEVCO on the consolidated statement of cash flows for the three months ended March 31, 2020.

9.	LONG-TERM INCENTIVE PLAN

In July 2007, the general partner adopted the Long-Term Incentive Plan (the “LTIP”), which is administered by the compensation committee of the Board. The Partnership’s unitholders have approved 8.1 million common units to be reserved for issuance under the incentive plan, subject to adjustments for certain events. Although other types of awards are contemplated under the LTIP, currently outstanding awards include “phantom” units, which convey the right to receive common units upon vesting, and “restricted” units, which are grants of common units restricted until the time of vesting. The phantom unit awards also include distribution equivalent rights (“DERs”).

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

The Partnership also grants phantom units to employees. These grants are equity awards under ASC 718 – Stock Compensation and, accordingly, the fair value of the awards as of the grant date is expensed over the three-year vesting period. The following table includes information on the outstanding grants:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value(1)	Grant Date Total Fair Value (in thousands)
March 2019	524,997	$1.14	$598
June 2019	46,168	$1.08	$50
March 2020	600,396	$0.90	$540
October 2020	16,339	$1.53	$25
March 2021	530,435	$2.71	$1,437

(1)	Fair value is the closing market price on the grant date of the awards.

The unrecognized estimated compensation cost of outstanding phantom and restricted units at March 31, 2021, was $1.7 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended March 31, 2020 and 2021, was $0.2 million and $0.1 million, respectively.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	1,350,366	$1.81
Granted	530,435	2.71
Vested	329,996	4.20
Forfeited	-	-
Nonvested at March 31, 2021	1,550,805	$1.61

10.	FAIR VALUE MEASUREMENTS

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

As of December 31, 2020, and March 31, 2021, the Partnership had no recurring financial assets or liabilities subject to fair value measurement.

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

At March 31, 2021, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at March 31, 2021, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (Eurodollar Rate for the risk-free component) and unobservable company-specific credit spread information. As such, the Partnership considers this debt to be Level 3.

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

12.	RECENTLY ISSUED ACCOUNTING STANDARDS

Except as discussed in the 2020 Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2021, that are of significance or potential significance to the Partnership.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P., together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C., and (3) “Ergon” refers to Ergon, Inc., its affiliates and subsidiaries (other than our General Partner and us).  The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021 (the “2020 Form 10-K”).

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the 2020 Form 10-K.

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

Overview

We are a publicly traded master limited partnership with operations in 26 states. We have the largest independent asphalt facility footprint in the nation, and through that we provide integrated terminalling services for companies engaged in the production, distribution, and marketing of liquid asphalt for infrastructure or other end markets.  We manage our operations through a single operating segment, asphalt terminalling services.

We previously provided integrated terminalling, gathering, and transportation services for companies engaged in the production, distribution, and marketing of crude oil in three different operating segments: (i) crude oil terminalling services, (ii) crude oil pipeline services, and (iii) crude oil trucking services. On December 21, 2020, we announced we had entered into multiple definitive agreements to sell these segments. The transactions closed in February and March of 2021, and these segments are presented as discontinued operations for all periods.

Our 53 asphalt facilities are well-positioned to provide asphalt terminalling services in the market areas they serve throughout the continental United States. With our approximately 8.7 million barrels of total liquid asphalt storage capacity, we provide our customers the ability to effectively manage their liquid asphalt inventories in their processing and marketing activities. Our asphalt terminalling business delivers a stable cash flow profile through long-term take-or-pay contracts that generally have original terms of 5 to 7 years with options to extend the term. The stability comes from the contract structure that is comprised primarily of take-or-pay fixed fees, which make up approximately 95% of our revenues on an annual basis after excluding cost reimbursements primarily for utilities. The remaining revenue is variable, primarily consisting of volume-based throughput fees.

We have contractual agreements in place for all of our asphalt terminalling facilities. We lease certain facilities for operation by our customers and at the remaining facilities our employees operate the facility to meet our customers’ specifications. The agreements have, based on a weighted average by remaining fixed revenue, approximately 5.6 years remaining under their terms as of April 28, 2021. Approximately 18% of our tank capacity will expire at the end of 2021 if not renewed with the current customer or a new customer, and the remaining capacity expires at varying times thereafter, through 2027. Our varying contract expiration dates provide for staggered renewals, which provides additional stability to the cash flow.

Potential Impact of Certain Factors on Future Revenues

Due to the high percentage of fixed and reimbursement revenue from our long-term contracts, our focus and our primary risk is renewing contracts at favorable terms. Our ability to renew agreements on favorable terms, or at all, could be impacted if our customers experience negative market conditions. These factors include infrastructure spending, the strength of state and local economies, and the level of allocations of tax funding to transportation spending from state or federal funds. Public transportation infrastructure projects historically have been a relatively stable portion of state and federal budgets and represent a significant share of the United States construction market. Federal funds are allocated on a state-by-state basis, and each state is required to match a portion of the federal funds that it receives. Currently, from a macroeconomic view, there are positive indicators for the infrastructure and construction sector, such as continued discussion and support for infrastructure spending from all sides of the federal government, low interest rates, and a recovering economy since mid-2020. However, due to the novel coronavirus disease (“ COVID-19”), as discussed below, some uncertainty exists.

Due to the global pandemic related to COVID-19, the economy experienced a significant downturn during part of 2020. Despite this economic volatility, our cash flows remained stable and are expected to remain stable moving forward. While our customers may be impacted by the economic volatility, they are primarily high-quality counterparties, with over 50% of our revenues earned from those that are investment grade quality, which minimizes our counterparty credit risk. We do not expect any supply chain disruptions from COVID-19 to affect our customers. While we are unaware of any potential negative impact of COVID-19 on our business at this time, we are continuing to monitor the situation and have prepared our employees to take precautions and planning for unexpected events, which may include disruptions to our workforce, customers, vendors, facilities and communities in which we operate. In an effort to protect the health and safety of our employees and the customers and vendors we interact with, we took proactive action to adopt social distancing policies at our locations, including working from home, limiting the number of employees attending meetings, and reducing the number of people in our sites at any one time.

Infrastructure spending is currently a focus at the federal, state, and local levels, and the initiatives are receiving high approval ratings. At the same time, state revenue is down due to COVID-19, so we remain cautious about future spending on infrastructure and road construction absent an infrastructure bill passed by the federal government to support funding efforts. The current federal administration has targeted infrastructure as a top priority. Based on recent history, infrastructure investment has been renewed at increased levels, and, based on recent federal proposals, we expect the funding to continue to increase. Increased funding potentially impacts us through favorable customer contract renewals as well as increased customer volumes through our terminals.

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

The table below summarizes our financial results for the three months ended March 31, 2020 and 2021, reconciled to the most directly comparable GAAP measure:

	Three Months Ended		Favorable/(Unfavorable)
Operating results	March 31,		Three Months
(dollars in thousands)	2020	2021	$	%
Fixed fee revenue	$22,356	$24,371	$2,015	9%
Variable cost recovery revenue	3,303	2,584	(719)	(22)%
Variable throughput and other revenue	1	120	119	11900%
Total revenue	25,660	27,075	1,415	6%
Operating expenses, excluding depreciation and amortization	(12,075)	(12,847)	(772)	(6)%
Total operating margin, excluding depreciation and amortization	13,585	14,228	643	5%

Depreciation and amortization	3,585	3,033	552	15%
General and administrative expense	3,366	3,982	(616)	(18)%
Loss on disposal of assets	74	-	74	100%
Operating income	6,560	7,213	653	10%

Other income (expenses):
Other income	650	233	(417)	(64)%
Interest expense	(1,686)	(1,333)	353	21%
Provision for income taxes	(5)	(10)	(5)	(100)%
Income from continuing operations	5,519	6,103	584	11%
Income(loss) from discontinued operations, net	(5,519)	75,550	81,069	1469%
Net income	$-	$81,653	$81,653	N/A

Revenues. Total revenues increased to $27.1 million for the three months ended March 31, 2021, as compared $25.7 million for the same period in 2020. Revenues consist primarily of fixed fees for items such as storage and minimum throughput requirements, with consideration of annual CPI index increases built into our agreements. The increase in fixed fee revenue is primarily due to certain contracts that changed from a lease arrangement to an operating arrangement. Variable cost recovery revenue is driven by certain reimbursable operating expenses, such as utility costs, and therefore have no net impact on operating margin or net income.

       Operating expenses, excluding depreciation and amortization. Operating expense, excluding depreciation and amortization, increased to $12.8 million for the three months ended March 31, 2021, as compared to $12.1 million for the same period in 2020.  Significant factors contributing to this change include certain contracts that changed from a lease arrangement to an operating arrangement and increases in insurance premiums due to overall market conditions from second quarter 2020 renewals.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $3.0 million for the three months ended March 31, 2021, compared to $3.6 million for the same period in 2020. This decrease is primarily the result of certain assets reaching the end of their depreciable lives.

General and administrative expense.  General and administrative expense increased to $4.0 million for the three months ended March 31, 2021, compared to $3.4 million for the same period in 2020, primarily due to severance costs and professional fees associated with the crude oil business sales.

Other income. Other income for the three months ended March 31, 2021 and 2020, primarily relates to insurance recoveries related to flood damages incurred in 2019 and 2020 at certain asphalt facilities.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs. The following table presents the significant components of interest expense (dollars in thousands):

	Three Months Ended		Favorable/(Unfavorable)
	March 31,		Three Months
	2020	2021	$	%
Credit agreement interest	$1,435	$942	$493	34%
Amortization of debt issuance costs	251	244	7	3%
Write-off of debt issuance costs	-	147	(147)	N/A
Total interest expense	$1,686	$1,333	$353	21%

The decrease in credit agreement interest is due to lower floating eurodollar interest rates, lower average borrowings outstanding during the period, and favorable changes to the applicable margin based on an improved leverage ratio.

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

On April 21, 2021, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended March 31, 2021. We will pay this distribution on May 14, 2021, to unitholders of record as of May 7, 2021. The total distribution will be approximately $6.3 million, with approximately $6.2 million and $0.1 million paid to our preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended March 31, 2021. We will pay this distribution on May 14, 2021, to unitholders of record as of May 7, 2021. The total distribution will be approximately $1.7 million, with approximately $1.7 million and less than $0.1 million paid to our common unitholders and general partner, respectively, and approximately $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash, inclusive of both continuing and discontinued operations, for the three months ended March 31, 2020 and 2021:

	Three Months Ended March 31,
	2020	2021
	(in millions)
Net cash provided by operating activities	$7.9	$5.4
Net cash provided by (used in) investing activities	$(15.1)	$153.3
Net cash provided by (used in) financing activities	$7.3	$(159.4)

Operating Activities.  Net cash provided by operating activities decreased to $5.4 million for the three months ended March 31, 2021, as compared to $7.9 million for the three months ended March 31, 2020, due to changes in working capital.

Investing Activities.  Net cash provided by investing activities was $153.3 million for the three months ended March 31, 2021, compared to net cash used in investing activities of $15.1 million for the three months ended March 31, 2020. The three months ended March 31, 2021, included net proceeds from the sale of the crude oil businesses of $155.3 million, which excludes $1.5 million of funds held in escrow for right of way renewals. The three months ended March 31, 2020, included a $12.2 million payment to Ergon related to our purchase of Ergon’s DEVCO entity related to Cimarron Express. Capital expenditures for the three months ended March 31, 2021, inclusive of both continuing and discontinued operations, included maintenance capital expenditures of $1.5 million and expansion capital expenditures $0.5 million. Capital expenditures for the three months ended March 31, 2020, inclusive of both continuing and discontinued operations, included maintenance capital expenditures of $1.8 million and expansion capital expenditures of $1.1 million.

Financing Activities.  Net cash used in financing activities was $159.4 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $7.3 million for the three months ended March 31, 2020. Cash used in financing activities for the three months ended March 31, 2021, consisted primarily of net payments on long-term debt of $146.0 million, $8.1 million in distributions to our unitholders, and the repurchase of preferred units of $5.2 million. Net cash provided by financing activities for the three months ended March 31, 2020, consisted primarily of net borrowings on long-term debt of $16.0 million partially offset by $8.1 million in distributions to our unitholders.

Liquidity and Capital Resources

Cash flows from operations and availability under our revolving credit facility are our primary sources of liquidity. At March 31, 2021, we had a working capital deficit of $7.6 million. This is primarily a function of our approach to cash management. At March 31, 2021, we had approximately $106.6 million of revolver borrowings and approximately $0.7 million of letters of credit outstanding under the credit agreement, leaving us with approximately $242.7 million of availability under our credit agreement subject to covenant restrictions, which limited our availability to $132.9 million. As of April 28, 2021, we have approximately $106.6 million of revolver borrowings and approximately $0.7 million of letters of credit outstanding under the credit agreement, leaving us with aggregate unused commitments under our revolving credit facility of approximately $242.7 million and cash on hand of approximately $1.2 million. The credit agreement is scheduled to mature on May 11, 2022.

Our credit agreement contains certain financial covenants which include a maximum permitted consolidated total leverage ratio, which may limit our availability to borrow funds thereunder.  The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of March 31, 2021, and for each fiscal quarter thereafter, is 4.75. Our consolidated total leverage ratio was 2.12 to 1.00 as of March 31, 2021.  Based on current operating plans and forecasts, we expect to remain in compliance with all covenants of the credit agreement for at least the next year.

Capital Requirements. Our capital requirements consist of the following:

•

maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows, further extending the useful lives of the assets; and

•	expansion capital expenditures, which are capital expenditures made to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

The following table breaks out capital expenditures from continuing operations for the three months ended March 31, 2020 and 2021 (in thousands):

	Three Months Ended March 31,
	2020	2021
Acquisitions	$12,221	$-

Gross expansion capital expenditures	$214	$517
Reimbursable expenditures	(93)	-
Net expansion capital expenditures	$121	$517

Gross maintenance capital expenditures	$1,534	$1,408
Reimbursable expenditures	(97)	(19)
Net maintenance capital expenditures	$1,437	$1,389

We currently expect our 2021 expansion capital expenditures for organic growth projects to be approximately $0.5 million and our maintenance capital expenditures to be approximately $6.0 million, each net of reimbursable expenditures.

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

Recent Accounting Pronouncements

For information regarding recent accounting developments that may affect our future financial statements, see Note 12 to our unaudited condensed consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Partnership is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of March 31, 2021, were effective.

Changes in internal control over financial reporting.  There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 11 to our unaudited condensed consolidated financial statements and is incorporated herein by reference thereto.

Item 1A.    Risk Factors.

See the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities

The following table sets forth a summary of our purchases during the three months ended March 31, 2021, of equity securities that are registered by Blueknight pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Series A Preferred Units Purchased(1)	Average Price Paid per Series A Preferred Unit(1)	Total Number of Series A Preferred Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Series A Preferred Units that May Yet Be Purchased Under the Plans or Programs
03/01/2021-03/31/2021	688,417	$7.50	-	$-
02/01/2021-02/28/2021	-	$-	-	$-
01/01/2021-01/31/2021	-	$-	-	$-

___________________

(1)	The repurchase was made pursuant to a privately negotiated transaction on March 12, 2021.

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

101#

The following financial information from Blueknight Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2021; (iii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2021; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the three months ended March 31, 2020 and 2021; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2021; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

*    Filed herewith.

#     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C.
its General Partner

Date:	May 5, 2021	By:	/s/ Matthew R. Lewis
Matthew R. Lewis
Chief Financial Officer

Date:	May 5, 2021	By:	/s/ Michael G. McLanahan
Michael G. McLanahan
Chief Accounting Officer