Form 10-Q
period 2021-06-30
Blueknight Energy Partners, L.P.
filed 2021-08-04
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

 As of July 29, 2021, there were 34,436,785 Series A Preferred Units and 41,513,083 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2020	June 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$805	$415
Accounts receivable, net	3,297	6,710
Receivables from related parties, net	507	555
Other current assets	2,355	3,937
Current assets of discontinued operations	96,945	929
Total current assets	103,909	12,546
Property, plant and equipment, net of accumulated depreciation of $197,561 and $200,308 at December 31, 2020, and June 30, 2021, respectively	104,709	104,303
Goodwill	6,728	6,728
Debt issuance costs, net	1,340	2,994
Operating lease assets	8,548	7,654
Intangible assets, net	7,531	6,340
Other noncurrent assets	252	395
Total assets	$233,017	$140,960
LIABILITIES AND PARTNERS’ CAPITAL(DEFICIT)
Current liabilities:
Accounts payable	$1,635	$2,397
Accounts payable to related parties	31	81
Accrued interest payable	274	77
Accrued property taxes payable	1,757	1,703
Unearned revenue	1,789	2,084
Unearned revenue with related parties	4,603	4,734
Accrued payroll	4,977	3,049
Current operating lease liability	1,684	1,400
Other current liabilities	1,349	1,338
Current liabilities of discontinued operations	17,248	852
Total current liabilities	35,347	17,715
Long-term unearned revenue with related parties	4,153	4,024
Other long-term liabilities	168	176
Noncurrent operating lease liability	6,980	6,412
Long-term debt	252,592	111,000
Commitments and contingencies (Note 11)
Partners’ capital(deficit):
Common unitholders (41,214,856 and 41,468,125 units issued and outstanding at December 31, 2020, and June 30, 2021, respectively)	312,591	384,265
Preferred unitholders (35,125,202 and 34,436,785 units issued and outstanding at December 31, 2020, and June 30, 2021, respectively)	253,923	248,946
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(632,737)	(631,578)
Total partners’ capital(deficit)	(66,223)	1,633
Total liabilities and partners’ capital(deficit)	$233,017	$140,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(unaudited)
Service revenue:
Third-party revenue	$6,835	$7,312	$13,688	$14,231
Related-party revenue	4,041	5,035	8,096	9,884
Lease revenue:
Third-party revenue	8,078	8,401	17,909	16,704
Related-party revenue	6,828	7,011	11,749	14,015
Total revenue	25,782	27,759	51,442	54,834
Costs and expenses:
Operating expense	15,257	16,083	30,961	31,963
General and administrative expense	3,898	2,972	7,264	6,954
Total costs and expenses	19,155	19,055	38,225	38,917
Loss on disposal of assets	-	-	(74)	-
Operating income	6,627	8,704	13,143	15,917
Other income(expenses):
Other income	168	109	863	342
Interest expense	(1,428)	(1,695)	(3,115)	(3,028)
Income before income taxes	5,367	7,118	10,891	13,231
Provision for income taxes	(6)	10	(1)	20
Income from continuing operations	5,373	7,108	10,892	13,211
Income(loss) from discontinued operations, net	(4,022)	175	(9,541)	75,725
Net income	$1,351	$7,283	$1,351	$88,936

Allocation of net income(loss) for calculation of earnings per unit:
General partner interest in net income	$21	$116	$21	$1,408
Preferred interest in net income	$6,279	$6,156	$12,558	$12,497
Net income(loss) available to limited partners	$(4,949)	$1,011	$(11,228)	$75,031

Basic and diluted net income(loss) from discontinued operations per common unit	$(0.09)	$-	$(0.22)	$1.74
Basic and diluted net income(loss) from continuing operations per common unit	$(0.03)	$0.02	$(0.05)	$0.01
Basic and diluted net income(loss) per common unit	$(0.12)	$0.02	$(0.27)	$1.75

Weighted average common units outstanding - basic and diluted	41,035	41,468	41,025	41,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, March 31, 2020	$348,983	$253,923	$(632,148)	$(29,242)
Net income(loss)	(4,949)	6,279	21	1,351
Equity-based incentive compensation	315	-	4	319
Distributions	(1,698)	(6,279)	(129)	(8,106)
Balance, June 30, 2020	$342,651	$253,923	$(632,252)	$(35,678)

Balance, December 31, 2019	$356,777	$253,923	$(632,023)	$(21,323)
Net income(loss)	(11,228)	12,558	21	1,351
Equity-based incentive compensation	420	-	7	427
Distributions	(3,373)	(12,558)	(257)	(16,188)
Proceeds from sale of 53,372 common units pursuant to the Employee Unit Purchase Plan	55	-	-	55
Balance, June 30, 2020	$342,651	$253,923	$(632,252)	$(35,678)

Balance, March 31, 2021	$384,755	$248,946	$(631,570)	$2,131
Net income	1,011	6,156	116	7,283
Equity-based incentive compensation	219	-	3	222
Distributions	(1,720)	(6,156)	(127)	(8,003)
Balance, June 30, 2021	$384,265	$248,946	$(631,578)	$1,633

Balance, December 31, 2020	$312,591	$253,923	$(632,737)	$(66,223)
Net income	74,907	12,621	1,408	88,936
Equity-based incentive compensation	139	-	6	145
Repurchase of preferred units	-	(5,163)	-	(5,163)
Distributions	(3,420)	(12,435)	(255)	(16,110)
Proceeds from sale of 32,696 common units pursuant to the Employee Unit Purchase Plan	48	-	-	48
Balance, June 30, 2021	$384,265	$248,946	$(631,578)	$1,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended June 30,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net income	$1,351	$88,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,260	6,047
Amortization and write-off of debt issuance costs	502	1,192
Unrealized loss recognized on commodity derivative	3,589	-
Tangible asset impairment charge	6,417	156
(Gain)loss on sale of assets	83	(75,138)
Equity-based incentive compensation	427	145
Changes in assets and liabilities:
Decrease in accounts receivable	2,453	9,729
Increase in receivables from related parties	(147)	(48)
Decrease in other current assets	2,410	1,459
Decrease in other non-current assets	1,063	691
Increase in accounts payable	209	123
Increase(decrease) in payables to related parties	134	(10)
Decrease in accrued crude oil purchases	(4,311)	(3,868)
Decrease in accrued crude oil purchases to related parties	(3,438)	(8,842)
Increase (decrease) in accrued interest payable	(67)	132
Decrease in accrued property taxes	(590)	(563)
Decrease in unearned revenue	(570)	(316)
Increase(decrease) in unearned revenue from related parties	2,074	(348)
Decrease in accrued payroll	(638)	(3,109)
Increase(decrease) in other accrued liabilities	30	(1,563)
Net cash provided by operating activities	23,241	14,805
Cash flows from investing activities:
Acquisition of DEVCO from Ergon (Note 8)	(12,221)	-
Capital expenditures	(6,686)	(3,713)
Net proceeds from sale of assets	1,633	155,405
Net cash provided by(used in) investing activities	(17,274)	151,692
Cash flows from financing activities:
Payments on other financing activities	(1,350)	(827)
Debt issuance costs	-	(321)
Borrowings under credit agreement	115,000	68,486
Payments under credit agreement	(103,000)	(213,000)
Proceeds from equity issuance	55	48
Repurchase of preferred units	-	(5,163)
Distributions	(16,188)	(16,110)
Net cash used in financing activities	(5,483)	(166,887)
Net increase(decrease) in cash and cash equivalents	484	(390)
Cash and cash equivalents at beginning of period	558	805
Cash and cash equivalents at end of period	$1,042	$415

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$1,879	$692
Increase in accrued liabilities related to insurance premium financing agreement	$2,324	$1,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2021, the condensed consolidated statements of changes in partners’ capital (deficit) for the three and six months ended June 30, 2020 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2021, are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods. All adjustments are of a recurring nature unless otherwise disclosed herein. The 2020 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021 (the “2020 Form 10-K”). Interim financial results are not necessarily indicative of the results to be expected for an annual period. The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2020 Form 10-K.

3.	REVENUE

The Partnership recognizes revenue from contracts with customers as well as lease revenue.  The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers(1)	Revenue from Leases	Total
Remainder of 2021	$19,622	$29,283	$48,905
2022	31,808	50,693	82,501
2023	28,131	43,499	71,630
2024	28,174	43,546	71,720
2025	26,857	38,549	65,406
Thereafter	37,078	45,862	82,940
Total revenue related to future performance obligations	$171,670	$251,432	$423,102

___________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of June 30, 2021.

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers and lease revenue by revenue type is presented as follows (in thousands):

	Three Months Ended June 30, 2020
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$5,110	$2,891	$-	$-	$8,001
Fixed lease revenue	-	-	7,487	6,561	14,048
Variable cost recovery revenue	1,482	1,150	472	267	3,371
Variable throughput and other revenue	243	-	119	-	362
Total	$6,835	$4,041	$8,078	$6,828	$25,782

	Three Months Ended June 30, 2021
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$5,084	$4,720	$-	$-	$9,804
Fixed lease revenue	-	-	7,821	6,786	14,607
Variable cost recovery revenue	2,094	200	465	225	2,984
Variable throughput and other revenue	134	115	115	-	364
Total	$7,312	$5,035	$8,401	$7,011	$27,759

	Six Months Ended June 30, 2020
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$10,222	$5,782	$-	$-	$16,004
Fixed lease revenue	-	-	16,713	11,362	28,075
Variable cost recovery revenue	3,089	2,314	1,077	387	6,867
Variable throughput and other revenue	377	-	119	-	496
Total	$13,688	$8,096	$17,909	$11,749	$51,442

	Six Months Ended June 30, 2021
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$10,147	$9,441	$-	$-	$19,588
Fixed lease revenue	-	-	15,621	13,571	29,192
Variable cost recovery revenue	3,830	292	968	444	5,534
Variable throughput and other revenue	254	151	115	-	520
Total	$14,231	$9,884	$16,704	$14,015	$54,834

Contract Balances

Billed accounts receivable from contracts with customers were $2.1 million and $3.6 million at December 31, 2020, and June 30, 2021, respectively.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.2 million and $3.3 million at  December 31, 2020, and June 30, 2021, respectively. For the six months ended June 30, 2021, the Partnership recognized $2.2 million of revenues that were previously included in the unearned revenue balance.

Practical Expedients and Exemptions

The Partnership does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

4.	DISCONTINUED OPERATIONS

On December 21, 2020, the Partnership announced that it entered into agreements to sell its crude oil trucking services, crude oil pipeline services, and crude oil terminalling services segments. These segments are reported as discontinued operations in the results of operations and financial position for all periods presented. The crude oil trucking services agreement closed in two phases, one on December 15, 2020, and one on February 2, 2021. The crude oil pipeline services agreement closed on February 1, 2021. Loss recognized on the classification of held for sale and disposal of these assets was recorded in the year ended  December 31, 2020. The transaction related to the crude oil terminalling services segment closed on March 1, 2021. The Partnership has allocated interest to discontinued operations on debt that was required to be repaid as a result of the sales of the crude oil pipeline and terminalling services segment for the three and six months ended June 30, 2020 and 2021.

As part of the crude oil pipeline sale, $1.5 million of the gross sale proceeds are currently being held in escrow, subject to post-closing settlement terms and conditions. The Partnership expects to receive the majority of this in increments over the two years following the date of sale.

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

During the three months ended March 31, 2020, an impairment of $4.9 million was recognized to write-down the value of the Partnership's crude oil linefill based on the market price of crude oil as of March 31, 2020.  During the three months ended June 30, 2020, the Partnership recognized asset impairment expense of $1.3 million in its crude trucking services segment based on expected future cash flows and market interest compared to carrying value.

Assets and Liabilities of Discontinued Operations (in thousands)	As of December 31, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Accounts receivable, net	$81	$13,711	$167	$13,959
Plant, property, and equipment	442	23,541	52,854	76,837
Other assets	331	547	5,271	6,149
Total assets of discontinued operations	$854	$37,799	$58,292	$96,945

LIABILITIES
Current liabilities	$1,017	$14,921	$1,310	$17,248
Total liabilities of discontinued operations	$1,017	$14,921	$1,310	$17,248

Assets and Liabilities of Discontinued Operations (in thousands)	As of June 30, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Accounts receivable, net	$-	$38	$778	$816
Other assets	-	-	113	113
Total assets of discontinued operations	$-	$38	$891	$929

LIABILITIES
Current liabilities	$13	$232	$607	$852
Total liabilities of discontinued operations	$13	$232	$607	$852

Statement of Operations for Discontinued Operations (in thousands)	Three Months Ended June 30, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$1,522	$372	$5,093	$6,987
Intercompany service revenue	1,505	-	-	1,505
Third-party product sales revenue	-	20,626	-	20,626
Costs and expenses:
Operating expense	3,452	3,481	2,181	9,114
Intercompany operating expense	-	1,505	-	1,505
Cost of product sales	-	7,079	-	7,079
Cost of product sales from related party	-	12,790	-	12,790
General and administrative expense	72	97	-	169
Tangible asset impairment expense	1,295	-	-	1,295
(Gain)loss on disposal of assets	(186)	84	-	(102)
Interest expense	3	231	1,052	1,286
Loss before income taxes	(1,609)	(4,269)	1,860	(4,018)
Provision for income taxes	4	-	-	4
Net loss from discontinued operations	$(1,613)	$(4,269)	$1,860	$(4,022)

Statement of Operations for Discontinued Operations (in thousands)	Three Months Ended June 30, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$-	$122	$798	$920
Costs and expenses:
Operating expense	93	116	596	805
General and administrative expense	2	6	-	8
(Gain)loss on disposal of assets	-	50	(119)	(69)
Interest expense	-	-	1	1
Income(loss) before income taxes	(95)	(50)	320	175
Provision for income taxes	-	-	-	-
Net income(loss) from discontinued operations	$(95)	$(50)	$320	$175

Statement of Operations for Discontinued Operations (in thousands)	Six Months Ended June 30, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$4,064	$874	$8,422	$13,360
Intercompany service revenue	2,930	-	-	2,930
Third-party product sales revenue	-	67,678	-	67,678
Costs and expenses:
Operating expense	7,474	6,784	4,203	18,461
Intercompany operating expense	-	2,930	-	2,930
Cost of product sales	-	21,300	-	21,300
Cost of product sales from related party	-	41,044	-	41,044
General and administrative expense	141	202	-	343
Tangible asset impairment expense	1,330	2,820	2,266	6,416
(Gain)loss on disposal of assets	(196)	205	-	9
Interest expense	6	556	2,436	2,998
Loss before income taxes	(1,761)	(7,289)	(483)	(9,533)
Provision for income taxes	8	-	-	8
Net loss from discontinued operations	$(1,769)	$(7,289)	$(483)	$(9,541)

Statement of Operations for Discontinued Operations (in thousands)	Six Months Ended June 30, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$9	$535	$4,441	$4,985
Intercompany service revenue	409	-	-	409
Third-party product sales revenue	-	15,591	-	15,591
Costs and expenses:
Operating expense	1,426	1,554	1,507	4,487
Intercompany operating expense	-	409	-	409
Cost of product sales	-	4,994	-	4,994
Cost of product sales from related party	-	9,461	-	9,461
General and administrative expense	61	123	-	184
Tangible asset impairment expense	92	41	23	156
Gain on disposal of assets	(3)	(1,644)	(73,491)	(75,138)
Interest expense	-	72	635	707
Income(loss) before income taxes	(1,158)	1,116	75,767	75,725
Provision for income taxes	-	-	-	-
Net income(loss) from discontinued operations	$(1,158)	$1,116	$75,767	$75,725

Select cash flow information (in thousands)
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
	Six Months Ended June 30, 2020
Depreciation and amortization	$405	$2,318	$2,268	$4,991
Capital expenditures	$180	$1,210	$337	$1,727

	Six Months Ended June 30, 2021
Amortization	$3	$14	$31	$48
Capital expenditures	$-	$30	$106	$136

5.	DEBT

On May 26, 2021, the Partnership entered into an amended and restated credit agreement with a revolving loan facility of $300.0 million. As of  July 29, 2021, approximately$104.0 million of revolver borrowings and $0.7 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $195.3 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds is limited by the financial covenants in the credit agreement.  The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

The credit agreement is guaranteed by all of the Partnership’s existing subsidiaries. Obligations under the credit agreement are secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors.

The credit agreement includes procedures for additional financial institutions to become revolving lenders, or for any existing lender to increase its revolving commitment thereunder, subject to an aggregate maximum of $450.0 million for all revolving loan commitments under the credit agreement.

The credit agreement will mature on May 26, 2025, and all amounts outstanding under the credit agreement will become due and payable on such date. The credit agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, property or casualty insurance claims and condemnation proceedings, unless the Partnership reinvests such proceeds in accordance with the credit agreement, but these mandatory prepayments will not require any reduction of the lenders’ commitments under the credit agreement.

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

In addition, the credit agreement contains various covenants that, among other restrictions, limit the Partnership’s ability to:

•	create, issue, incur or assume indebtedness;
•	create, incur or assume liens;
•	consummate mergers or acquisitions;
•	sell, transfer, assign or convey assets;
•	repurchase the Partnership’s equity, make distributions to unitholders, and make certain other restricted payments;
•	make investments;
•	modify the terms of certain indebtedness, or prepay certain indebtedness;
•	engage in transactions with affiliates;
•	enter into certain hedging contracts;
•	enter into certain burdensome agreements;
•	change the nature of the Partnership’s business; and
•	make certain amendments to the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership’s partnership agreement”).

At  June 30, 2021, the Partnership’s consolidated total leverage ratio was  2.17 to 1.00 and the consolidated interest coverage ratio was 12.90 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of  June 30, 2021. B ased on current operating plans and forecasts, the Partnership expects to remain in compliance with all covenants of the credit agreement for at least the next year.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as, on a pro forma basis after giving effect to such distributions, the Partnership is in compliance with its financial covenants under the credit agreement and no default or event of default exists under the credit agreement. Additionally, the credit agreement permits the Partnership to repurchase up to an aggregate of $40.0 million of its units (including preferred units), and up to $10.0 million each calendar year so long as, on a pro forma basis after giving effect to such repurchases, the Partnership’s total leverage ratio is less than 4.00 to 1.00, no default or event of default exists under the credit agreement, and availability under the revolving credit facility is at least 20% of the total commitments thereunder.

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

On May 26, 2021, as part of the credit agreement refinancing, there was a non-cash increase in credit borrowings of $2.9 million and a non-cash increase in debt issuance costs of $2.5 million.

The following table sets forth financial information pertaining to the credit agreement (in thousands, except for interest rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Debt issuance costs capitalized	$-	$2,797	$-	$2,846
Write off of debt issuance costs due to amendments	-	-	-	147
Write off of debt issuance costs due to new credit facility	-	583	-	583
Interest expense related to amortization of debt issuance costs	251	217	502	462
Credit facility interest expense(1)	1,171	893	2,606	1,836
Weighted average interest rate under credit facility(1)	3.86%	3.83%	4.37%	3.83%

___________________

(1)	Excludes interest expense related to amortization and write off of debt issuance costs.

6.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, preferred units, general partner units, and common units are first allocated net income to the extent they receive a distribution. Next, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. For the six months ended June 30, 2021, the preferred units were also allocated income for the excess consideration paid over carrying value for the repurchase of 688,417 preferred units that occurred in the first quarter of 2021. The remainder is allocated to common units. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net income	$1,351	$7,283	$1,351	$88,936
General partner interest in net income	21	116	21	1,408
Preferred interest in net income	6,279	6,156	12,558	12,497
Net income(loss) available to limited partners	$(4,949)	$1,011	$(11,228)	$75,031

Basic weighted average number of units:
Common units	41,035	41,468	41,025	41,449
Restricted and phantom units	1,441	1,551	1,212	1,359
Total units	42,476	43,019	42,237	42,808

Basic and diluted net income(loss) from discontinued operations per common unit	$(0.09)	$-	$(0.22)	$1.74
Basic and diluted net income(loss) from continuing operations per common unit	$(0.03)	$0.02	$(0.05)	$0.01
Basic and diluted net income(loss) per common unit	$(0.12)	$0.02	$(0.27)	$1.75

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

On July 27, 2021, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended June 30, 2021. The Partnership will pay this distribution on August 13, 2021, to unitholders of record as of August 6, 2021. The total distribution will be approximately $6.3 million, with approximately $6.2 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended June 30, 2021. The Partnership will pay this distribution on August 13, 2021, to unitholders of record on August 6, 2021. The total distribution will be approximately $1.8 million, with approximately $1.7 million and less than $0.1 million to be paid to the Partnership’s common unitholders and general partner, respectively, and approximately $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

8.	RELATED-PARTY TRANSACTIONS

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. For the three months ended June 30, 2020 and 2021, the Partnership recognized related-party revenues of $10.9 million and $12.0 million, respectively, for services provided to Ergon. For the six months ended June 30, 2020 and 2021, the Partnership recognized related-party revenues of $19.9 million and $23.9 million, respectively, for services provided to Ergon. As of December 31, 2020, and June 30, 2021, the Partnership had receivables from Ergon of $0.5 million and $0.6 million, respectively. As of December 31, 2020, and June 30, 2021, the Partnership had unearned revenues from Ergon of $8.8 million for both periods.

As of December 31, 2019, the Partnership had a contingent liability to Ergon of $12.2 million related to the Cimarron Express project, a previously disclosed joint venture between Kingfisher Midstream and Ergon's development company (“DEVCO”) that was cancelled in December 2018. The contingent liability reflected Ergon's investment in the joint venture and accrued interest, for which the Partnership, in accordance with the membership interest purchase agreement with Ergon, was meant to bear the risk of loss related to DEVCO’s portion of the project. The Partnership paid this liability in full on January 3, 2020, and it is reflected as an acquisition of the DEVCO on the consolidated statement of cash flows for the six months ended June 30, 2020.

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

The unrecognized estimated compensation cost of outstanding phantom and restricted units at June 30, 2021, was $1.5 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended June 30, 2020 and 2021, was $0.3 million and $0.2 million, respectively. The Partnership’s equity-based incentive compensation expense for the six months ended June 30, 2020 and 2021, was $0.5 million and $0.3 million, respectively.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	1,350,366	$1.81
Granted	530,435	2.71
Vested	329,996	4.20
Forfeited	-	-
Nonvested at June 30, 2021	1,550,805	$1.61

10.	FAIR VALUE MEASUREMENTS

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

As of December 31, 2020, and  June 30, 2021, the Partnership had no recurring financial assets or liabilities subject to fair value measurement.

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

At June 30, 2021, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at June 30, 2021, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (Eurodollar Rate for the risk-free component) and unobservable company-specific credit spread information. As such, the Partnership considers this debt to be Level 3.

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

Except as discussed in the 2020 Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2021, that are of significance or potential significance to the Partnership.

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

We previously provided integrated terminalling, gathering, and transportation services for companies engaged in the production, distribution, and marketing of crude oil in three different operating segments: (i) crude oil terminalling services, (ii) crude oil pipeline services, and (iii) crude oil trucking services. On December 21, 2020, we announced that we had entered into multiple definitive agreements to sell these segments. The transactions closed in February and March of 2021, and these segments are presented as discontinued operations for all periods.

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

We have contractual agreements in place for all of our asphalt terminalling facilities. We lease certain facilities for operation by our customers and at the remaining facilities our employees operate the facility to meet our customers’ specifications. The agreements have, based on a weighted average by remaining fixed revenue, approximately 5.5 years remaining under their terms as of July 29, 2021. Approximately 9% of our tank capacity will expire at the end of 2021 if not renewed with the current customer or a new customer, and the remaining capacity expires at varying times thereafter, through 2028. Our varying contract expiration dates provide for staggered renewals, which provides additional stability to the cash flow.

Potential Impact of Certain Factors on Future Revenues

Due to the high percentage of fixed and reimbursement revenue from our long-term contracts, our focus and our primary risk is renewing contracts at favorable terms. Our ability to renew agreements on favorable terms, or at all, could be impacted if our customers experience negative market conditions. These factors include infrastructure spending, the strength of state and local economies, and the level of allocations of tax funding to transportation spending from state or federal funds. Public transportation infrastructure projects historically have been a relatively stable portion of state and federal budgets and represent a significant share of the United States construction market. Federal funds are allocated on a state-by-state basis, and each state is required to match a portion of the federal funds that it receives. Currently, from a macroeconomic view, there are positive indicators for the infrastructure and construction sector, such as continued discussion and support for infrastructure spending from all sides of the federal government, low interest rates, and a recovering economy since mid-2020. However, due to the novel coronavirus disease (“COVID-19”), as discussed below, some uncertainty exists.

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

Infrastructure spending is currently a focus at the federal, state, and local levels. The current federal administration has targeted infrastructure as a top priority. Based on recent history, infrastructure investment has been renewed at increased levels, and, based on recent federal proposals, we expect the funding to continue to increase. Increased funding potentially impacts us through favorable customer contract renewals as well as increased customer volumes through our terminals. Any new federal infrastructure spending will likely not have a significant impact on customers’ 2021 throughput volumes, but it could for the following year. While it is still early in the asphalt season, customer throughput volumes are trending in line with prior years. However, it is too early in the season to determine the financial impact for this year.

Another factor impacting us and our customers, from a short-term perspective, is weather patterns. Our customers’ volumes could be significantly impacted by prolonged rain or snow seasons or any severe weather that occurs. Damage to our terminal facilities from severe weather, such as flooding or hurricanes, could impact our operating results through additional costs and/or loss of revenue.

Results of Operations

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with generally accepted accounting principles, or “GAAP”, management uses additional measures that are known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future. The primary measure used by management is operating margin, excluding depreciation and amortization.

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

The table below summarizes our financial results for the six months ended June 30, 2020 and 2021, reconciled to the most directly comparable GAAP measure:

	Three Months Ended		Three Months Variance		Six Months Ended		Six Months Variance
Operating results	June 30,		Favorable/(Unfavorable)		June 30,		Favorable/(Unfavorable)
(dollars in thousands)	2020	2021	$	%	2020	2021	$	%
Fixed fee revenue	$22,049	$24,411	$2,362	11%	$44,079	$48,780	$4,701	11%
Variable cost recovery revenue	3,371	2,984	(387)	(11)%	6,867	5,534	(1,333)	(19)%
Variable throughput and other revenue	362	364	2	1%	496	520	24	5%
Total revenue	25,782	27,759	1,977	8%	51,442	54,834	3,392	7%
Operating expenses, excluding depreciation and amortization	(11,574)	(13,116)	(1,542)	(13)%	(23,691)	(25,963)	(2,272)	(10)%
Total operating margin, excluding depreciation and amortization	14,208	14,643	435	3%	27,751	28,871	1,120	4%

Depreciation and amortization	3,683	2,967	716	19%	7,270	6,000	1,270	17%
General and administrative expense	3,898	2,972	926	24%	7,264	6,954	310	4%
Loss on disposal of assets	-	-	-	0%	74	-	74	100%
Operating income	6,627	8,704	2,077	31%	13,143	15,917	2,774	21%

Other income(expenses):
Other income	168	109	(59)	(35)%	863	342	(521)	(60)%
Interest expense	(1,428)	(1,695)	(267)	(19)%	(3,115)	(3,028)	87	3%
Provision for income taxes	6	(10)	(16)	(267)%	1	(20)	(21)	(2100)%
Income from continuing operations	5,373	7,108	1,735	32%	10,892	13,211	2,319	21%
Income(loss) from discontinued operations, net	(4,022)	175	4,197	104%	(9,541)	75,725	85,266	894%
Net income	$1,351	$7,283	$5,932	439%	$1,351	$88,936	$87,585	6483%

Revenues. Total revenues increased to $27.8 million for the three months ended June 30, 2021, as compared to $25.8 million for the same period in 2020, and increased to $54.8 million for the six months ended June 30, 2021, as compared to $51.4 million for the same period in 2020. Revenues consist primarily of fixed fees for items such as storage and minimum throughput requirements, with consideration of annual CPI index increases built into our agreements. In addition to CPI escalations, the increase in fixed fee revenue is primarily due to certain contracts that changed from a lease arrangement to an operating arrangement. Variable cost recovery revenue is driven by certain reimbursable operating expenses, such as utility costs, and therefore have no net impact on operating margin or net income.

       Operating expenses, excluding depreciation and amortization. Operating expense, excluding depreciation and amortization, increased to $13.1 million for the three months ended June 30, 2021, as compared to $11.6 million for the same period in 2020, and increased to $26.0 million for the six months ended June 30, 2021, as compared to $23.7 million for the same period in 2020. Significant factors contributing to this change include certain contracts that changed from a lease arrangement to an operating arrangement.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $3.0 million for the three months ended June 30, 2021, as compared to $3.7 million for the same period in 2020, and decreased to $6.0 million for the six months ended June 30, 2021, as compared to $7.3 million for the same period in 2020. This decrease is primarily the result of certain assets reaching the end of their depreciable lives.

General and administrative expense.  General and administrative expense decreased to $3.0 million for the three months ended June 30, 2021, as compared to $3.9 million for the same period in 2020, and decreased to $7.0 million for the six months ended June 30, 2021, as compared to $7.3 million for the same period in 2020. The decrease for the three month period was due to separation costs incurred in the second quarter of 2020 related to the resignation of the former Chief Executive Officer of our general partner, as well as lower compensation costs in 2021 due to reductions in corporate overhead in the first quarter of 2021 after completion of the crude business sales. For the six month period, these decreases were partially offset by severance paid in the first quarter of 2021 related to the crude business sales.

Other income. Other income for the three and six months ended June 30, 2021 and 2020, primarily relates to insurance recoveries related to flood damages incurred in 2019 and 2020 at certain asphalt facilities.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs. The following table presents the significant components of interest expense (dollars in thousands):

	Three Months Ended		Three Months Variance		Six Months Ended		Six Months Variance
	June 30,		Favorable/(Unfavorable)		June 30,		Favorable/(Unfavorable)
	2020	2021	$	%	2020	2021	$	%
Credit agreement interest	$1,171	$893	$278	24%	$2,606	$1,836	$770	30%
Amortization of debt issuance costs	251	217	34	14%	$502	461	41	8%
Write-off of debt issuance costs	-	583	(583)	N/A	$-	730	(730)	N/A
Other	6	2	4	67%	$7	1	6	86%
Total interest expense	$1,428	$1,695	$(267)	(19)%	$3,115	$3,028	$87	3%

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

On July 27, 2021, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended June 30, 2021. We will pay this distribution on August 13, 2021, to unitholders of record as of August 6, 2021. The total distribution will be approximately $6.3 million, with approximately $6.2 million and $0.1 million paid to our preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended June 30, 2021. We will pay this distribution on August 13, 2021, to unitholders of record as of August 6, 2021. The total distribution will be approximately $1.8 million, with approximately $1.7 million and less than $0.1 million paid to our common unitholders and general partner, respectively, and approximately $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash, inclusive of both continuing and discontinued operations, for the six months ended June 30, 2020 and 2021:

	Six Months Ended June 30,
	2020	2021
	(in millions)
Net cash provided by operating activities	$23.2	$14.8
Net cash provided by (used in) investing activities	$(17.3)	$151.7
Net cash provided by (used in) financing activities	$(5.5)	$(166.9)

Operating Activities.  Net cash provided by operating activities decreased to $14.8 million for the six months ended June 30, 2021, as compared to $23.2 million for the six months ended June 30, 2020, primarily due to changes in working capital.

Investing Activities.  Net cash provided by investing activities was $151.7 million for the six months ended June 30, 2021, compared to net cash used in investing activities of $17.3 million for the six months ended June 30, 2020. The six months ended June 30, 2021, included net proceeds from the sale of the crude oil businesses of $155.4 million, which excludes $1.5 million of funds held in escrow for right of way renewals. The six months ended June 30, 2020, included a $12.2 million payment to Ergon related to our purchase of Ergon’s DEVCO entity related to Cimarron Express. Capital expenditures for the six months ended June 30, 2021, inclusive of both continuing and discontinued operations, included maintenance capital expenditures of $2.7 million and expansion capital expenditures of $1.0 million. Capital expenditures for the six months ended June 30, 2020, inclusive of both continuing and discontinued operations, included maintenance capital expenditures of $5.3 million and expansion capital expenditures of $1.4 million.

Financing Activities.  Net cash used in financing activities was $166.9 million for the six months ended June 30, 2021, compared to net cash used in financing activities of $5.5 million for the six months ended June 30, 2020. Cash used in financing activities for the six months ended June 30, 2021, consisted primarily of net payments on long-term debt of $144.5 million, $16.1 million in distributions to our unitholders, and the repurchase of preferred units of $5.2 million. Net cash used in financing activities for the six months ended June 30, 2020, consisted primarily of $16.2 million in distributions to our unitholders partially offset by net borrowings on long-term debt of $12.0 million.

Liquidity and Capital Resources

Cash flows from operations and availability under our revolving credit facility are our primary sources of liquidity. At June 30, 2021, we had a working capital deficit of $5.2 million. This is primarily a function of our approach to cash management. At June 30, 2021, we had approximately $111.0 million of revolver borrowings and approximately $1.4 million of letters of credit outstanding under the credit agreement, leaving us with approximately $187.6 million of availability under our credit agreement subject to covenant restrictions, which limited our availability to $132.6 million. As of July 29, 2021, we have approximately $104.0 million of revolver borrowings and approximately $0.7 million of letters of credit outstanding under the credit agreement, leaving us with aggregate unused commitments under our revolving credit facility of approximately $195.3 million and cash on hand of approximately $0.6 million. The credit agreement is scheduled to mature on May 26, 2025.

Our credit agreement contains certain financial covenants which include a maximum permitted consolidated total leverage ratio, which may limit our availability to borrow funds thereunder.  The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of June 30, 2021, and for each fiscal quarter thereafter, is 4.75. Our consolidated total leverage ratio was 2.17 to 1.00 as of June 30, 2021.  Based on current operating plans and forecasts, we expect to remain in compliance with all covenants of the credit agreement for at least the next year.

Capital Requirements. Our capital requirements consist of the following:

•

maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows, further extending the useful lives of the assets; and

•	expansion capital expenditures, which are capital expenditures made to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

The following table breaks out capital expenditures from continuing operations for the six months ended June 30, 2020 and 2021 (in thousands):

	Six Months Ended June 30,
	2020	2021
Acquisitions	$12,221	$-

Gross expansion capital expenditures	$487	$1,002
Reimbursable expenditures	(155)	(153)
Net expansion capital expenditures	$332	$849

Gross maintenance capital expenditures	$4,471	$2,575
Reimbursable expenditures	(769)	(20)
Net maintenance capital expenditures	$3,702	$2,555

We currently expect our 2021 expansion capital expenditures for organic growth projects to be approximately $1.0 million and our maintenance capital expenditures to be approximately $6.0 million to $6.5 million, each net of reimbursable expenditures.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of June 30, 2021, were effective.

Changes in internal control over financial reporting.  There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Employment Agreement dated May 14, 2021, between BKEP Management, Inc. and David A. Woodard (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on May 19, 2021, and incorporated herein by reference).
10.2	Employment Agreement dated May 14, 2021, between BKEP Management, Inc. and Matthew Lewis (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on May 19, 2021, and incorporated herein by reference).
10.3	Employment Agreement dated May 14, 2021, between BKEP Management, Inc. and Joel W. Kanvik (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on May 19, 2021, and incorporated herein by reference).
10.4	Third Amended and Restated Credit Agreement, dated as of May 26, 2021, by and among Blueknight Energy Partners, L.P., Truist Bank as Administrative Agent, and the several lenders from time to time party thereto (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K, filed on May 27, 2021, and incorporated herein by reference).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2021; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2021; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the three and six months ended June 30, 2020 and 2021; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2021; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

*    Filed herewith.

#     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C.
its General Partner

Date:	August 4, 2021	By:	/s/ Matthew R. Lewis
Matthew R. Lewis
Chief Financial Officer

Date:	August 4, 2021	By:	/s/ Michael G. McLanahan
Michael G. McLanahan
Chief Accounting Officer