Form 10-Q
period 2021-09-30
Blueknight Energy Partners, L.P.
filed 2021-11-12
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

 As of November 4, 2021, there were 34,406,683 Series A Preferred Units and 41,516,643 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2020	September 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$805	$555
Accounts receivable, net	3,297	4,258
Receivables from related parties, net	507	1,193
Other current assets	2,355	2,876
Current assets of discontinued operations	96,945	299
Total current assets	103,909	9,181
Property, plant and equipment, net of accumulated depreciation of $197,561 and $202,164 at December 31, 2020, and September 30, 2021, respectively	104,709	105,978
Goodwill	6,728	6,728
Debt issuance costs, net	1,340	2,852
Operating lease assets	8,548	7,281
Intangible assets, net	7,531	5,744
Other noncurrent assets	252	605
Total assets	$233,017	$138,369
LIABILITIES AND PARTNERS’ CAPITAL(DEFICIT)
Current liabilities:
Accounts payable	$1,635	$1,669
Accounts payable to related parties	31	960
Accrued interest payable	274	234
Accrued property taxes payable	1,757	2,076
Unearned revenue	1,789	3,362
Unearned revenue with related parties	4,603	4,748
Accrued payroll	4,977	3,998
Current operating lease liability	1,684	1,271
Other current liabilities	1,349	1,259
Current liabilities of discontinued operations	17,248	348
Total current liabilities	35,347	19,925
Long-term unearned revenue with related parties	4,153	4,702
Other long-term liabilities	168	253
Noncurrent operating lease liability	6,980	6,210
Long-term debt	252,592	101,000
Commitments and contingencies (Note 11)
Partners’ capital(deficit):
Common unitholders (41,214,856 and 41,516,643 units issued and outstanding at December 31, 2020, and September 30, 2021, respectively)	312,591	389,053
Preferred unitholders (35,125,202 and 34,406,683 units issued and outstanding at December 31, 2020, and September 30, 2021, respectively)	253,923	248,728
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(632,737)	(631,502)
Total partners’ capital(deficit)	(66,223)	6,279
Total liabilities and partners’ capital(deficit)	$233,017	$138,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(unaudited)
Service revenue:
Third-party revenue	$7,514	$7,919	$21,201	$22,150
Related-party revenue	4,849	5,153	12,945	15,037
Lease revenue:
Third-party revenue	9,142	9,222	27,051	25,926
Related-party revenue	7,490	8,045	19,239	22,060
Total revenue	28,995	30,339	80,436	85,173
Costs and expenses:
Operating expense	15,571	15,836	46,461	47,799
General and administrative expense	3,237	2,967	10,501	9,921
Total costs and expenses	18,808	18,803	56,962	57,720
Gain(loss) on disposal of assets	324	(129)	250	(129)
Operating income	10,511	11,407	23,724	27,324
Other income(expenses):
Other income	176	2,187	969	2,529
Interest expense	(1,302)	(968)	(4,417)	(3,996)
Income before income taxes	9,385	12,626	20,276	25,857
Provision for income taxes	-	10	(1)	30
Income from continuing operations	9,385	12,616	20,277	25,827
Income(loss) from discontinued operations, net	5,008	(20)	(4,533)	75,705
Net income	$14,393	$12,596	$15,744	$101,532

Allocation of net income(loss) for calculation of earnings per unit:
General partner interest in net income	$228	$200	$249	$1,608
Preferred interest in net income	$6,278	$6,177	$18,836	$18,674
Net income(loss) available to limited partners	$7,887	$6,219	$(3,341)	$81,250

Basic and diluted net income(loss) from discontinued operations per common unit	$0.12	$-	$(0.11)	$1.74
Basic and diluted net income from continuing operations per common unit	$0.07	$0.14	$0.03	$0.15
Basic and diluted net income(loss) per common unit	$0.19	$0.14	$(0.08)	$1.89

Weighted average common units outstanding - basic and diluted	41,166	41,514	41,072	41,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, June 30, 2020	$342,651	$253,923	$(632,252)	$(35,678)
Net income(loss)	7,887	6,278	228	14,393
Equity-based incentive compensation	210	-	3	213
Distributions	(1,703)	(6,278)	(128)	(8,109)
Proceeds from sale of 104,954 common units pursuant to the Employee Unit Purchase Plan	115	-	-	115
Balance, September 30, 2020	$349,160	$253,923	$(632,149)	$(29,066)

Balance, December 31, 2019	$356,777	$253,923	$(632,023)	$(21,323)
Net income(loss)	(3,341)	18,836	249	15,744
Equity-based incentive compensation	630	-	10	640
Distributions	(5,076)	(18,836)	(385)	(24,297)
Proceeds from sale of 158,326 common units pursuant to the Employee Unit Purchase Plan	170	-	-	170
Balance, September 30, 2020	$349,160	$253,923	$(632,149)	$(29,066)

Balance, June 30, 2021	$384,265	$248,946	$(631,578)	$1,633
Net income	6,214	$6,182	$200	12,596
Equity-based incentive compensation	191	$-	$3	194
Repurchase of Preferred Shares	-	$(244)	$-	(244)
Distributions	(1,723)	$(6,156)	$(127)	(8,006)
Proceeds from sale of 44,958 common units pursuant to the Employee Unit Purchase Plan	106	$-	$-	106
Balance, September 30, 2021	$389,053	$248,728	$(631,502)	$6,279

Balance, December 31, 2020	$312,591	$253,923	$(632,737)	$(66,223)
Net income	81,121	18,803	1,608	101,532
Equity-based incentive compensation	330	-	9	339
Repurchase of preferred units	-	(5,407)	-	(5,407)
Distributions	(5,143)	(18,591)	(382)	(24,116)
Proceeds from sale of 77,654 common units pursuant to the Employee Unit Purchase Plan	154	-	-	154
Balance, September 30, 2021	$389,053	$248,728	$(631,502)	$6,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended September 30,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net income	$15,744	$101,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,698	8,977
Amortization and write-off of debt issuance costs	753	1,385
Tangible asset impairment charge	6,417	156
Gain on sale of assets	(426)	(74,990)
Gain from insurance settlement related to investing activities	-	(1,059)
Equity-based incentive compensation	640	339
Changes in assets and liabilities:
Decrease in accounts receivable	8,677	12,699
Decrease (increase) in receivables from related parties	104	(686)
Decrease in other current assets	3,032	2,554
Decrease in other non-current assets	1,767	846
Decrease in accounts payable	(379)	(433)
Decrease in payables to related parties	(1,256)	(31)
Decrease in accrued crude oil purchases	(4,244)	(3,868)
Decrease in accrued crude oil purchases to related parties	(4,382)	(8,842)
Increase in accrued interest payable	25	289
Increase (decrease) in accrued property taxes	204	(183)
Increase in unearned revenue	318	972
Increase(decrease) in unearned revenue from related parties	1,382	(257)
Decrease in accrued payroll	(29)	(2,367)
Decrease in other accrued liabilities	(2,145)	(1,761)
Net cash provided by operating activities	43,900	35,272
Cash flows from investing activities:
Acquisition of DEVCO from Ergon (Note 8)	(12,221)	-
Capital expenditures	(12,381)	(6,394)
Net proceeds from sale of assets	2,409	155,173
Proceeds from insurance settlement related to investing activities	-	1,059
Net cash provided by(used in) investing activities	(22,193)	149,838
Cash flows from financing activities:
Payments on other financing activities	(2,166)	(1,105)
Debt issuance costs	-	(372)
Borrowings under credit agreement	181,000	79,486
Payments under credit agreement	(176,000)	(234,000)
Proceeds from equity issuance	170	154
Repurchase of preferred units	-	(5,407)
Distributions	(24,297)	(24,116)
Net cash used in financing activities	(21,293)	(185,360)
Net increase(decrease) in cash and cash equivalents	414	(250)
Cash and cash equivalents at beginning of period	558	805
Cash and cash equivalents at end of period	$972	$555

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$1,185	$2,013
Increase in accrued liabilities related to insurance premium financing agreement	$2,324	$1,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2021, the condensed consolidated statements of changes in partners’ capital (deficit) for the three and nine months ended September 30, 2020 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2021, are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods. All adjustments are of a recurring nature unless otherwise disclosed herein. The 2020 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021 (the “2020 Form 10-K”). Interim financial results are not necessarily indicative of the results to be expected for an annual period. The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2020 Form 10-K.

3.	REVENUE

The Partnership recognizes revenue from contracts with customers as well as lease revenue. The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers(1)	Revenue from Leases	Total
Remainder of 2021	$9,813	$14,644	$24,457
2022	35,825	55,044	90,869
2023	28,126	43,483	71,609
2024	28,169	43,520	71,689
2025	26,852	38,523	65,375
Thereafter	37,666	45,820	83,486
Total revenue related to future performance obligations	$166,451	$241,034	$407,485

___________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of September 30, 2021.

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers and lease revenue by revenue type is presented as follows (in thousands):

	Three Months Ended September 30, 2020
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$5,097	$4,079	$-	$-	$9,176
Fixed lease revenue	-	-	7,766	6,552	14,318
Variable cost recovery revenue	1,665	552	499	154	2,870
Variable throughput and other revenue	752	218	877	784	2,631
Total	$7,514	$4,849	$9,142	$7,490	$28,995

	Three Months Ended September 30, 2021
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$5,084	$4,721	$-	$-	$9,805
Fixed lease revenue	-	-	7,823	6,785	14,608
Variable cost recovery revenue	2,296	160	420	250	3,126
Variable throughput and other revenue	539	272	979	1,010	2,800
Total	$7,919	$5,153	$9,222	$8,045	$30,339

	Nine Months Ended September 30, 2020
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$15,318	$9,861	$-	$-	$25,179
Fixed lease revenue	-	-	24,479	17,914	42,393
Variable cost recovery revenue	4,754	2,866	1,575	541	9,736
Variable throughput and other revenue	1,129	218	997	784	3,128
Total	$21,201	$12,945	$27,051	$19,239	$80,436

	Nine Months Ended September 30, 2021
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$15,232	$14,162	$-	$-	$29,394
Fixed lease revenue	-	-	23,445	20,356	43,801
Variable cost recovery revenue	6,125	452	1,387	694	8,658
Variable throughput and other revenue	793	423	1,094	1,010	3,320
Total	$22,150	$15,037	$25,926	$22,060	$85,173

Contract Balances

Billed accounts receivable from contracts with customers were $2.1 million and $3.0 million at December 31, 2020, and September 30, 2021, respectively.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.2 million and $4.0 million at  December 31, 2020, and September 30, 2021, respectively. For the nine months ended September 30, 2021, the Partnership recognized $2.3 million of revenues that were previously included in the unearned revenue balance.

Practical Expedients and Exemptions

The Partnership does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

4.	DISCONTINUED OPERATIONS

On December 21, 2020, the Partnership announced that it entered into agreements to sell its crude oil trucking services, crude oil pipeline services, and crude oil terminalling services segments. These segments are reported as discontinued operations in the results of operations and financial position for all periods presented. The crude oil trucking services agreement closed in two phases, one on December 15, 2020, and one on February 2, 2021. The crude oil pipeline services agreement closed on February 1, 2021. Loss recognized on the classification of held for sale and disposal of these assets was recorded in the year ended  December 31, 2020. The transaction related to the crude oil terminalling services segment closed on March 1, 2021. The Partnership has allocated interest to discontinued operations on debt that was required to be repaid as a result of the sales of the crude oil pipeline and terminalling services segment for the three and nine months ended September 30, 2020 and 2021.

As part of the crude oil pipeline sale, $1.4 million of the gross sale proceeds are currently being held in escrow, subject to post-closing settlement terms and conditions. The Partnership expects to receive the majority of this in increments over the two years following the date of sale.

Exit and disposal costs related to these sales, in the form of employee severance payments, totaled $1.9 million. The Partnership provided limited transition services to both of the buyers of the crude oil pipeline and terminalling services segments, with the final transition services being completed during the third quarter of 2021. The contracts were designed to recover the costs of providing services, so there is minimal income statement impact for these services.

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

Assets and Liabilities of Discontinued Operations (in thousands)	As of December 31, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Accounts receivable, net	$81	$13,711	$167	$13,959
Plant, property, and equipment	442	23,541	52,854	76,837
Other assets	331	547	5,271	6,149
Total assets of discontinued operations	$854	$37,799	$58,292	$96,945

LIABILITIES
Current liabilities	$1,017	$14,921	$1,310	$17,248
Total liabilities of discontinued operations	$1,017	$14,921	$1,310	$17,248

Assets and Liabilities of Discontinued Operations (in thousands)	As of September 30, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Accounts receivable, net	$-	$-	$299	$299
Total assets of discontinued operations	$-	$-	$299	$299

LIABILITIES
Current liabilities	$12	$232	$104	$348
Total liabilities of discontinued operations	$12	$232	$104	$348

Statement of Operations for Discontinued Operations (in thousands)	Three Months Ended September 30, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$770	$412	$4,190	$5,372
Intercompany service revenue	1,434	-	-	1,434
Third-party product sales revenue	-	51,390	-	51,390
Costs and expenses:
Operating expense	2,415	3,366	2,363	8,144
Intercompany operating expense	-	1,434	-	1,434
Cost of product sales	-	19,833	-	19,833
Cost of product sales from related party	-	22,627	-	22,627
General and administrative expense	71	93	-	164
(Gain)loss on disposal of assets	76	(261)	-	(185)
Interest expense	2	206	962	1,170
Income(loss) before income taxes	(360)	4,504	865	5,009
Provision for income taxes	1	-	-	1
Net income(loss) from discontinued operations	$(361)	$4,504	$865	$5,008

Statement of Operations for Discontinued Operations (in thousands)	Three Months Ended September 30, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$-	$-	$656	$656
Costs and expenses:
Operating expense	(7)	(1)	676	668
General and administrative expense	-	(11)	-	(11)
(Gain)loss on disposal of assets	26	-	(7)	19
Income(loss) before income taxes	(19)	12	(13)	(20)
Provision for income taxes	-	-	-	-
Net income(loss) from discontinued operations	$(19)	$12	$(13)	$(20)

Statement of Operations for Discontinued Operations (in thousands)	Nine Months Ended September 30, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$4,834	$1,287	$12,613	$18,734
Intercompany service revenue	4,364	-	-	4,364
Third-party product sales revenue	-	119,068	-	119,068
Costs and expenses:
Operating expense	9,890	10,149	6,566	26,605
Intercompany operating expense	-	4,364	-	4,364
Cost of product sales	-	41,133	-	41,133
Cost of product sales from related party	-	63,671	-	63,671
General and administrative expense	212	295	-	507
Tangible asset impairment expense	1,330	2,821	2,266	6,417
Gain on disposal of assets	(120)	(56)	-	(176)
Interest expense	9	762	3,398	4,169
Income(loss) before income taxes	(2,123)	(2,784)	383	(4,524)
Provision for income taxes	9	-	-	9
Net income(loss) from discontinued operations	$(2,132)	$(2,784)	$383	$(4,533)

Statement of Operations for Discontinued Operations (in thousands)	Nine Months Ended September 30, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$9	$535	$5,097	$5,641
Intercompany service revenue	409	-	-	409
Third-party product sales revenue	-	15,591	-	15,591
Costs and expenses:
Operating expense	1,419	1,552	2,184	5,155
Intercompany operating expense	-	409	-	409
Cost of product sales	-	4,994	-	4,994
Cost of product sales from related party	-	9,461	-	9,461
General and administrative expense	61	112	-	173
Tangible asset impairment expense	92	41	23	156
(Gain)loss on disposal of assets	23	(1,644)	(73,498)	(75,119)
Interest expense	-	72	635	707
Income(loss) before income taxes	(1,177)	1,129	75,753	75,705
Provision for income taxes	-	-	-	-
Net income(loss) from discontinued operations	$(1,177)	$1,129	$75,753	$75,705

Select cash flow information (in thousands)
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
	Nine Months Ended September 30, 2020
Depreciation and amortization	$531	$3,435	$3,409	$7,375
Capital expenditures	$2,019	$2,974	$472	$5,465

	Nine Months Ended September 30, 2021
Amortization	$3	$14	$41	$58
Capital expenditures	$-	$30	$106	$136

5.	DEBT

On May 26, 2021, the Partnership entered into an amended and restated credit agreement with a revolving loan facility of $300.0 million. As of  November 4, 2021, approximately $96.0 million of revolver borrowings and $0.7 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $203.3 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds is limited by the financial covenants in the credit agreement. The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

At  September 30, 2021, the Partnership’s consolidated total leverage ratio was  1.87 to 1.00 and the consolidated interest coverage ratio was 14.83 to 1.00.  The Partnership was in compliance with all covenants of its credit agreement as of  September 30, 2021. B ased on current operating plans and forecasts, the Partnership expects to remain in compliance with all covenants of the credit agreement for at least the next year.

The credit agreement permits the Partnership to make quarterly distributions of available cash (as defined in the Partnership’s partnership agreement) to unitholders so long as, on a pro forma basis after giving effect to such distributions, the Partnership is in compliance with its financial covenants under the credit agreement and no default or event of default exists under the credit agreement. Additionally, the credit agreement permits the Partnership to repurchase up to an aggregate of $40.0 million of its units (including preferred units), up to $10.0 million for each calendar year, so long as, on a pro forma basis after giving effect to such repurchases, the Partnership’s total leverage ratio is less than 4.00 to 1.00, no default or event of default exists under the credit agreement, and availability under the revolving credit facility is at least 20% of the total commitments thereunder.

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

The following table sets forth financial information pertaining to the credit agreement (in thousands, except for interest rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Debt issuance costs capitalized	$-	$51	$-	$2,897
Write off of debt issuance costs due to amendments	-	-	-	147
Write off of debt issuance costs due to new credit facility	-	-	-	583
Interest expense related to amortization of debt issuance costs	251	193	753	655
Credit facility interest expense(1)	1,046	771	3,652	2,606
Weighted average interest rate under credit facility(1)	3.56%	3.47%	4.11%	3.73%

___________________

(1)	Excludes interest expense related to amortization and write off of debt issuance costs for the nine months ending September 30, 2021.

6.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, preferred units, general partner units, and common units are first allocated net income to the extent they receive a distribution. Next, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. For the nine months ended September 30, 2021, the preferred units were also allocated income for the excess consideration paid over carrying value for the repurchase of preferred units. The remainder is allocated to common units. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net income	$14,393	$12,596	$15,744	$101,532
General partner interest in net income	228	200	249	1,608
Preferred interest in net income	6,278	6,177	18,836	18,674
Net income(loss) available to limited partners	$7,887	$6,219	$(3,341)	$81,250

Basic weighted average number of units:
Common units	41,166	41,514	41,072	41,471
Restricted and phantom units	1,354	1,549	1,259	1,422
Total units	42,520	43,063	42,331	42,893

Basic and diluted net income(loss) from discontinued operations per common unit	$0.12	$-	$(0.11)	$1.74
Basic and diluted net income from continuing operations per common unit	$0.07	$0.14	$0.03	$0.15
Basic and diluted net income(loss) per common unit	$0.19	$0.14	$(0.08)	$1.89

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

During the three months ended September 30, 2021, the Partnership repurchased a total of 30,102 outstanding preferred units at a weighted average cost of $8.11 per unit or total cash consideration of $0.2 million.  During the nine months ended September 30, 2021, the Partnership repurchased a total of 718,519 outstanding preferred units at a weighted average cost of $7.53 per unit or total cash consideration of $5.4 million. The consideration paid was based on the fair market value of the units at the time of purchase. The carrying value of the units was $7.23 per unit. The preferred units were allocated additional net income for the three and nine months ended September 30, 2021, of less than $0.1 million and $0.2 million, respectively, for the consideration paid in excess of carrying value. All repurchased units were subsequently retired.

On October 26, 2021, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended September 30, 2021. The Partnership will pay this distribution on November 12, 2021, to unitholders of record as of November 5, 2021. The total distribution will be approximately $6.2 million, with approximately $6.2 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended September 30, 2021. The Partnership will pay this distribution on November 12, 2021, to unitholders of record on November 5, 2021. The total distribution will be approximately $1.8 million, with approximately $1.7 million to be paid to the Partnership’s common unitholders, less than $0.1 million to be paid to the general partner, and approximately $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

8.	RELATED-PARTY TRANSACTIONS

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. For the three months ended September 30, 2020 and 2021, the Partnership recognized related-party revenues of $12.4 million and $13.2 million, respectively, for services provided to Ergon. For the nine months ended September 30, 2020 and 2021, the Partnership recognized related-party revenues of $32.3 million and $37.1 million, respectively, for services provided to Ergon. As of December 31, 2020, and September 30, 2021, the Partnership had receivables from Ergon of $0.5 million and $1.2 million, respectively. As of December 31, 2020, and September 30, 2021, the Partnership had unearned revenues from Ergon of $8.8 million and $9.5 million, respectively.

Ergon also provides certain operations and maintenance services to certain asphalt facilities that it leases under an agreement dated  August 1, 2020.  For the three months ended September 30, 2020 and 2021, the Partnership recognized operating expense of $3.1 million and $4.6 million, respectively, for these services.  For the nine months ended September 30, 2020 and 2021, the Partnership recognized operating expense of $3.1 million and $13.9 million, respectively.

As of December 31, 2019, the Partnership had a contingent liability to Ergon of $12.2 million related to the Cimarron Express project, a previously disclosed joint venture between Kingfisher Midstream and Ergon’s development company (“DEVCO”) that was cancelled in December 2018. The contingent liability reflected Ergon's investment in the joint venture and accrued interest, for which the Partnership, in accordance with the membership interest purchase agreement with Ergon, was meant to bear the risk of loss related to DEVCO’s portion of the project. The Partnership paid this liability in full on January 3, 2020, and it is reflected as an acquisition of the DEVCO on the consolidated statement of cash flows for the nine months ended September 30, 2020.

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

The unrecognized estimated compensation cost of outstanding phantom and restricted units at September 30, 2021, was $1.2 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for each of the three months ended September 30, 2020 and 2021, was $0.2 million. The Partnership’s equity-based incentive compensation expense for the nine months ended September 30, 2020 and 2021, was $0.6 million and $0.5 million, respectively.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	1,350,366	$1.81
Granted	530,435	$2.71
Vested	335,444	$4.15
Forfeited	-	$-
Nonvested at September 30, 2021	1,545,357	$1.61

10.	FAIR VALUE MEASUREMENTS

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

As of December 31, 2020, and  September 30, 2021, the Partnership had no recurring financial assets or liabilities subject to fair value measurement.

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

At September 30, 2021, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at September 30, 2021, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (Eurodollar Rate for the risk-free component) and unobservable company-specific credit spread information. As such, the Partnership considers this debt to be Level 3.

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

Except as discussed in the 2020 Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2021, that are of significance or potential significance to the Partnership.

13.	SUBSEQUENT EVENTS

On October 8, 2021, Ergon publicly announced that it submitted to the Board a non-binding proposal, pursuant to which Ergon would acquire all common units and preferred units of the Partnership that Ergon and its affiliates do not already own in exchange for $3.32 per common unit and $8.46 per preferred unit. The transaction, as proposed, is subject to a number of contingencies, including the approval of the conflicts committee of the Board, the approval by the Partnership’s unitholders and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that a definitive agreement will be executed or that any transaction will materialize.

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

We have contractual agreements in place for all of our asphalt terminalling facilities. We lease certain facilities for operation by our customers and at the remaining facilities our employees operate the facility to meet our customers’ specifications. The agreements have, based on a weighted average by remaining fixed revenue, approximately 5.2 years remaining under their terms as of November 4, 2021. Approximately 5% of our tank capacity will expire at the end of 2021 if not renewed with the current customer or a new customer, and the remaining capacity expires at varying times thereafter, through 2028. Our varying contract expiration dates provide for staggered renewals, which provides additional stability to the cash flow.

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

Infrastructure spending is currently a focus at the federal, state, and local levels. The current federal administration has targeted infrastructure as a top priority. Based on recent history, infrastructure investment has been renewed at increased levels, and, based on recent federal proposals, we expect the funding to continue to increase. Increased funding potentially impacts us through favorable customer contract renewals as well as increased customer volumes through our terminals. Any new federal infrastructure spending will likely not have a significant impact on customers’ 2021 throughput volumes, but it could for future years. This asphalt season, customer throughput volumes are trending in line with prior years, and as such we expect the financial impact of variable throughput revenues to trend in line with prior years as well.

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

The table below summarizes our financial results for the three and nine months ended September 30, 2020 and 2021, reconciled to the most directly comparable GAAP measure:

	Three Months Ended		Three Months Variance		Nine Months Ended		Nine Months Variance
Operating results	September 30,		Favorable/(Unfavorable)		September 30,		Favorable/(Unfavorable)
(dollars in thousands)	2020	2021		$%	2020	2021		$%
Fixed fee revenue	$23,494	$24,413	$919	4%	$67,572	$73,195	$5,623	8%
Variable cost recovery revenue	2,870	3,126	256	9%	9,736	8,658	(1,078)	(11)%
Variable throughput and other revenue	2,631	2,800	169	6%	3,128	3,320	192	6%
Total revenue	28,995	30,339	1,344	5%	80,436	85,173	4,737	6%
Operating expenses, excluding depreciation and amortization	(12,517)	(12,917)	(400)	(3)%	(36,137)	(38,880)	(2,743)	(8)%
Total operating margin, excluding depreciation and amortization	16,478	17,422	944	6%	44,299	46,293	1,994	5%

Depreciation and amortization	3,054	2,919	135	4%	10,324	8,919	1,405	14%
General and administrative expense	3,237	2,967	270	8%	10,501	9,921	580	6%
(Gain)loss on disposal of assets	(324)	129	(453)	(140)%	(250)	129	(379)	(152)%
Operating income	10,511	11,407	896	9%	23,724	27,324	3,600	15%

Other income(expenses):
Other income	176	2,187	2,011	1,143%	969	2,529	1,560	161%
Interest expense	(1,302)	(968)	334	26%	(4,417)	(3,996)	421	10%
Provision for income taxes	-	(10)	(10)	N/A	1	(30)	(31)	(3,100)%
Income from continuing operations	9,385	12,616	3,231	34%	20,277	25,827	5,550	27%
Income(loss) from discontinued operations, net	5,008	(20)	(5,028)	(100)%	(4,533)	75,705	80,238	1,770%
Net income	$14,393	$12,596	$(1,797)	(12)%	$15,744	$101,532	$85,788	545%

Revenues. Total revenues increased to $30.3 million for the three months ended September 30, 2021, as compared to $29.0 million for the same period in 2020, and increased to $85.2 million for the nine months ended September 30, 2021, as compared to $80.4 million for the same period in 2020. Revenues consist primarily of fixed fees for items such as storage and minimum throughput requirements, with consideration of annual consumer price index (“CPI”) adjustments built into our agreements. In addition to CPI escalations, the increase in fixed fee revenue is primarily due to certain contracts that changed from a lease arrangement to an operating arrangement. Variable cost recovery revenue is driven by certain reimbursable operating expenses, such as utility costs, and therefore have no net impact on operating margin or net income. Variable throughput revenue is primarily driven by our customers’ excess volumes over annual minimum thresholds and the timing of those thresholds being reached during the year. The increase in variable throughput revenue for the three and nine month periods is due to the timing of certain customers reaching their thresholds and certain customer volumes trending favorably.

       Operating expenses, excluding depreciation and amortization. Operating expense, excluding depreciation and amortization, increased to $12.9 million for the three months ended September 30, 2021, as compared to $12.5 million for the same period in 2020, and increased to $38.9 million for the nine months ended September 30, 2021, as compared to $36.1 million for the same period in 2020. Significant factors contributing to this change include certain contracts that changed from a lease arrangement to an operating arrangement and higher utility costs from rising prices, which are recoverable costs from our customers.

Depreciation and amortization expense. Depreciation and amortization expense decreased slightly to $2.9 million for the three months ended September 30, 2021, as compared to $3.1 million for the same period in 2020, and decreased to $8.9 million for the nine months ended September 30, 2021, as compared to $10.3 million for the same period in 2020. This decrease is primarily the result of certain assets reaching the end of their depreciable lives.

General and administrative expense.  General and administrative expense decreased to $3.0 million for the three months ended September 30, 2021, as compared to $3.2 million for the same period in 2020, and decreased to $9.9 million for the nine months ended September 30, 2021, as compared to $10.5 million for the same period in 2020. The decrease for the three month period was due to corporate cost synergies realized after the completion of the crude business sales, which included lower compensation costs in 2021 due to reductions in corporate overhead in the first quarter of 2021. For the nine month period, decreases due to separation costs incurred in the second quarter of 2020 related to the resignation of the former Chief Executive Officer of our general partner and the lower compensation costs in 2021 due to reductions in corporate overhead were partially offset by severance paid in the first quarter of 2021 related to the crude business sales.

Other income. Other income for the three and nine months ended September 30, 2021 and 2020, primarily related to insurance claim recoveries related to damages incurred in 2019 and 2020 at certain asphalt facilities.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs. The following table presents the significant components of interest expense (dollars in thousands):

	Three Months Ended		Three Months Variance		Nine Months Ended		Nine Months Variance
	September 30,		Favorable/(Unfavorable)		September 30,		Favorable/(Unfavorable)
	2020	2021		$%	2020	2021		$%
Credit agreement interest	$1,046	$771	$275	26%	$3,652	$2,606	$1,046	29%
Amortization of debt issuance costs	251	193	58	23%	$753	655	98	13%
Write-off of debt issuance costs	-	-	-	0%	$-	730	(730)	N/A
Other	5	4	1	20%	$12	5	7	58%
Total interest expense	$1,302	$968	$334	26%	$4,417	$3,996	$421	10%

The decrease in credit agreement interest is due to lower floating Eurodollar Rates, lower average borrowings outstanding during the period, and favorable changes to the applicable margin based on an improved leverage ratio.

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

On October 26, 2021, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended September 30, 2021. We will pay this distribution on November 12, 2021, to unitholders of record as of November 5, 2021. The total distribution will be approximately $6.2 million, with approximately $6.2 million and $0.1 million paid to our preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.04 per outstanding common unit for the three months ended September 30, 2021. We will pay this distribution on November 12, 2021, to unitholders of record as of November 5, 2021. The total distribution will be approximately $1.8 million, with approximately $1.7 million paid to our common unitholders, less than $0.1 million paid to our general partner, and approximately $0.1 million paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash, inclusive of both continuing and discontinued operations, for the nine months ended September 30, 2020 and 2021:

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Net cash provided by operating activities	$43,900	$35,272
Net cash provided by (used in) investing activities	$(22,193)	$149,838
Net cash provided by (used in) financing activities	$(21,293)	$(185,360)

Operating Activities.  Net cash provided by operating activities decreased to $35.3 million for the nine months ended September 30, 2021, as compared to $43.9 million for the nine months ended September 30, 2020, primarily due to changes in working capital.

Investing Activities.  Net cash provided by investing activities was $149.8 million for the nine months ended September 30, 2021, compared to net cash used in investing activities of $22.2 million for the nine months ended September 30, 2020. The nine months ended September 30, 2021, included net proceeds from the sale of the crude oil businesses of $155.2 million, which excludes $1.4 million of funds held in escrow for right of way renewals.  Capital expenditures for the nine months ended September 30, 2021, inclusive of both continuing and discontinued operations, included maintenance capital expenditures of $5.1 million and expansion capital expenditures of $1.3 million. In addition, we received $1.1 million of insurance proceeds during the nine months ended September 30, 2021, from claims related to property damage repairs. The nine months ended September 30, 2020, included a $12.2 million payment to Ergon related to our purchase of Ergon’s DEVCO entity related to Cimarron Express. Capital expenditures for the nine months ended September 30, 2020, inclusive of both continuing and discontinued operations, included maintenance capital expenditures of $7.5 million and expansion capital expenditures of $4.9 million.

Financing Activities.  Net cash used in financing activities was $185.4 million for the nine months ended September 30, 2021, compared to $21.3 million for the nine months ended September 30, 2020. Cash used in financing activities for the nine months ended September 30, 2021, consisted primarily of net payments on long-term debt of $154.5 million, $24.1 million in distributions to our unitholders, and the repurchase of preferred units of $5.4 million. Net cash used in financing activities for the nine months ended September 30, 2020, consisted primarily of $24.3 million in distributions to our unitholders partially offset by net borrowings on long-term debt of $5.0 million.

Liquidity and Capital Resources

Cash flows from operations and availability under our revolving credit facility are our primary sources of liquidity. At September 30, 2021, we had a working capital deficit of $10.7 million. This is primarily a function of our approach to cash management. At September 30, 2021, we had approximately $101.0 million of revolver borrowings and approximately $0.7 million of letters of credit outstanding under the credit agreement, leaving us with approximately $198.3 million of availability under our credit agreement subject to covenant restrictions, which limited our availability to $157.2 million. As of November 4, 2021, we have approximately $96.0 million of revolver borrowings and approximately $0.7 million of letters of credit outstanding under the credit agreement, leaving us with aggregate unused commitments under our revolving credit facility of approximately $203.3 million and cash on hand of approximately $0.1 million. The credit agreement is scheduled to mature on May 26, 2025.

Our credit agreement contains certain financial covenants which include a maximum permitted consolidated total leverage ratio, which may limit our availability to borrow funds thereunder.  The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of September 30, 2021, and for each fiscal quarter thereafter, is 4.75. Our consolidated total leverage ratio was 1.87 to 1.00 as of September 30, 2021.  Based on current operating plans and forecasts, we expect to remain in compliance with all covenants of the credit agreement for at least the next year.

Capital Requirements. Our capital requirements consist of the following:

•

maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows, further extending the useful lives of the assets; and

•	expansion capital expenditures, which are capital expenditures made to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

The following table breaks out capital expenditures from continuing operations for the nine months ended September 30, 2020 and 2021 (in thousands):

	Nine Months Ended September 30,
	2020	2021
Acquisitions	$12,221	$-

Gross expansion capital expenditures	$836	$1,312
Reimbursable expenditures	(284)	(154)
Net expansion capital expenditures	$552	$1,158

Gross maintenance capital expenditures	$6,080	$4,946
Reimbursable expenditures	(1,114)	(19)
Net maintenance capital expenditures	$4,966	$4,927

________________

(1)	Related to the acquisition of DEVCO from Ergon as described in Note 8 to our unaudited condensed consolidated financial statements.

We currently expect our 2021 expansion capital expenditures for organic growth projects to be approximately $1.0 million to $1.5 million and our maintenance capital expenditures to be approximately $6.0 million to $6.5 million, each net of reimbursable expenditures.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of September 30, 2021, were effective.

Changes in internal control over financial reporting.  There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

The following table sets forth a summary of our purchases during the three months ended September 30, 2021, of equity securities that are registered by Blueknight pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Series A Preferred Units Purchased(1)	Average Price Paid per Series A Preferred Unit(1)	Total Number of Series A Preferred Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Series A Preferred Units that May Yet Be Purchased Under the Plans or Programs
09/01/2021-09/30/2021	102	$8.10	-	$-
08/01/2021-08/31/2021	30,000	$8.11	-	$-
07/01/2021-07/31/2021	-	$-	-	$-

___________________

(1)	The August repurchase was made pursuant to a single privately negotiated transaction. The September repurchase consisted of multiple open-market transactions.

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

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2020 and September 30, 2021; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2021; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the three and nine months ended September 30, 2020 and 2021; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2021; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

*    Filed herewith.

#     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C.
its General Partner

Date:	November 12, 2021	By:	/s/ Matthew R. Lewis
Matthew R. Lewis
Chief Financial Officer

Date:	November 12, 2021	By:	/s/ Michael G. McLanahan
Michael G. McLanahan
Chief Accounting Officer