Form 10-K
period 2021-12-31
Blueknight Energy Partners, L.P.
filed 2022-03-09
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2021, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $144.5 million, based on $3.78 per common unit, the closing price of the common units as reported on the Nasdaq Global Market on that date.

As of March 1, 2022, there were 34,406,683 Series A Preferred Units and 41,856,847 common units outstanding.

i

DEFINITIONS

We use the following terms in this report:

Finished asphalt products: As used herein, the term refers to: (i) liquid asphalt cement sold directly to end users, and to (ii) asphalt emulsions, asphalt cutbacks, polymer modified asphalt cement, and related asphalt products processed using liquid asphalt cement. The term is also used to refer to various residual fuel oil products directly sold to end users.

Liquid asphalt: A dark brown-to-black cementitious material that is primarily produced by petroleum distillation. When crude oil is separated in distillation towers at a refinery, the heaviest hydrocarbons with the highest boiling points settle at the bottom. These tar-like fractions, called residuum, require relatively little additional processing to become products such as liquid asphalt cement or residual fuel oil. Liquid asphalt cement is primarily used in the road construction and maintenance industry. Residual fuel oil is primarily used as a burner fuel in numerous industrial and commercial business applications. As used herein, the term refers to both liquid asphalt cement and residual fuel oils.

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

Our General Partner has no business or operations other than managing our business. In addition, outside of its investment in us, our General Partner owns no assets or property. Our partnership agreement imposes no additional material liabilities upon our General Partner or obligations to contribute to us other than those liabilities and obligations imposed on general partners under the Delaware Revised Uniform Limited Partnership Act.

The following diagram depicts our organizational structure, including our relationship with our affiliates and subsidiaries, as of March 1, 2022:

Our Strengths and Strategies

Business strategy. Our strategy is to be a downstream terminalling solutions provider focused on infrastructure and transportation end-markets. During the first quarter of 2021, we completed the transformational divestitures of our three crude oil business segments. Through these divestitures, we have improved our balance sheet and achieved financial flexibility to pursue accretive growth investments. We have refocused expansion activities on core competencies and inherent competitive advantages in specialty terminalling markets. We plan to redeploy capital and maximize risk-adjusted returns in both organic and non-organic growth projects.

Strategically placed assets. We own 54 asphalt terminalling facilities in 26 states, consisting of approximately 9.0 million barrels of liquid asphalt storage, which we believe are well positioned to provide services in the market areas they serve throughout the continental United States. In addition, we have a focus on leveraging this existing site footprint to increase utilization for other complementary specialty products.

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

Our relationship with Ergon. Ergon owns our General Partner and therefore controls our operations. Ergon is a privately held company formed in 1954 and is based in Jackson, Mississippi, with over 3,000 employees globally. Ergon and its subsidiaries are engaged in a wide range of operations that are categorized into six primary business segments: Refining & Marketing, Specialty Chemicals, Asphalt & Emulsions, Midstream & Logistics, Oil & Gas, and Construction & Real Estate. This relationship may provide us with additional capital sources for future growth as well as increased opportunities to provide terminalling services. While this relationship may benefit us, it may also be a source of potential conflicts. Ergon is not restricted from competing with us and may acquire, construct or dispose of additional assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

Asphalt Industry Overview

Liquid asphalt is one of the oldest engineering materials. Liquid asphalt’s adhesive and waterproofing properties have been used for building structures, waterproofing ships, and numerous other applications.

Production of liquid asphalt begins with the refining of crude oil. When crude oil is separated in distillation towers at a refinery, the heaviest hydrocarbons with the highest boiling points settle at the bottom. These tar-like fractions, called residuum, require relatively little additional processing to become products such as liquid asphalt. Liquid asphalt production typically represents only a small portion of the total product production in the crude oil refining process. The liquid asphalt produced by petroleum distillation can be sold by the refinery either directly into the wholesale or retail liquid asphalt markets.

In its normal state, liquid asphalt cement is too viscous to be used at ambient temperatures. For paving and roofing applications, asphalt cement is heated for handling and transporting to markets. Asphalt cement is generally used as straight-run asphalt cement (asphalt straight from refineries), polymer modified asphalt (PMA) or emulsified in a water base with emulsifying chemicals by a colloid mill (asphalt emulsions) and handled and transported at lower temperatures.

Hot mix asphalt is produced by mixing asphalt cement and heated with aggregate (stone, sand and/or gravel). The hot mix asphalt is loaded into trucks for transport to the paving site, where it is placed on the road surface by paving machines and compacted by rollers. Hot mix asphalt is used for roofing applications, new construction, reconstruction, and for thin maintenance overlay on existing roads.

Polymer modified asphalt is produced by mixing asphalt cement and heated with various qualities of polymers and chemicals to produce a higher quality of finished material that provides greater durability and elasticity for various markets. Polymer modified asphalt can also be included in asphalt emulsions. The polymer modified asphalt is loaded into trucks for transport to the paving site, or the hot mix facility, where it is then placed on the road surface by paving machines and compacted by rollers. Polymer modified asphalt is used for roofing applications, new construction, reconstruction, and for thin maintenance overlay on existing roads.

Asphalt emulsions are used for a variety of applications, including spraying as a tack coat between an old pavement and a new hot mix asphalt overlay, cold mix pothole patching material, and preventive maintenance surface applications such as chip seals. Asphalt emulsions are also used for fog seal, slurry seal, scrub seal, sand seal and microsurfacing maintenance treatments, warm mix emulsion/aggregate mixtures, base stabilization, and in-place recycling.

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

Asphalt Terminalling Services

We provide asphalt terminalling services to marketers and distributors of liquid asphalt and asphalt-related products. We do not take title to the product. With approximately 9.0 million barrels of liquid asphalt cement storage capacity, we are able to provide our customers the ability to effectively manage their liquid asphalt inventories while allowing significant flexibility in their processing and marketing activities. As of March 1, 2022, we have 54 terminals located in 26 states and, as such, are well-positioned to provide asphalt terminalling services in the market areas we serve throughout the continental United States.

We serve the asphalt industry by providing our customers access to their market areas through a combination of leasing our liquid asphalt facilities and providing terminalling services at certain facilities. We generate revenues by charging a fee for the lease of a facility or for services provided as asphalt products are terminalled at our facilities.

As of March 1, 2022, we have leases and terminalling agreements relating to all of our asphalt facilities, including 28 under contract with Ergon. Our agreements have, based on a weighted average of remaining fixed revenue, approximately 5.3 years remaining under their terms. Based on tank capacity, approximately 13% of capacity, all with third parties, expire in late 2022 if not renewed with the current customer or a new customer, and the remaining capacity expires at varying times thereafter, through 2035. We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace.

At facilities where we have terminalling agreements, we receive, store and/or process our customers’ asphalt products until those products are ready to be delivered to our customers or other third parties. Our asphalt assets include the logistics assets, such as docks and rail spurs and the piping and pumping equipment necessary to facilitate the unloading of liquid asphalt into our terminalling and storage facilities, as well as the processing and manufacturing equipment required for the processing of asphalt emulsions, polymer modified asphalt cement, and other related finished asphalt products. After initial unloading, the liquid asphalt is moved via heat-traced pipe into storage tanks. Those tanks are insulated and contain heating elements that allow the liquid asphalt to be stored in a heated state. The liquid asphalt can then be directly sold by our customers to end users or used as a raw material for the processing of asphalt emulsions, polymer modified asphalt cement, and related finished asphalt products that we process in accordance with the formulations and specifications provided by our customers. Depending on the product, the processing of asphalt entails combining asphalt cement and various other products such as emulsifying chemicals and polymers to achieve the desired specification and application requirements.

At leased facilities, our customers conduct the operations at the asphalt facility, including the storage and processing of asphalt products, and we collect a monthly rental fee relating to the lease of such facility. Generally, under the terms of those leases, (i) title to the asphalt, raw materials or finished asphalt products received, unloaded, stored, or otherwise handled at such asphalt facility is in the name of the lessee; (ii) the lessee is responsible for complying with environmental, health, safety, transportation and security laws; (iii) the lessee is required to obtain and maintain necessary permits, licenses, plans, approvals, or other such authorizations and is required to provide insurance for such asphalt facility; and (iv) most routine maintenance and repairs of such asphalt facility are the responsibility of the lessee.

We do not take title to or have marketing responsibility for the liquid asphalt product at terminals we operate. As a result, our asphalt operations have minimal direct exposure to changes in commodity prices, but the volumes of liquid asphalt we terminal are indirectly affected by commodity prices.

The following table provides an overview of our asphalt facilities as of March 1, 2022:

		Total Tankage
Location	Number of Facilities	(in thousands of bbls)(1)
Alabama	1	205
Arizona	1	66
Arkansas	1	21
California	1	66
Colorado	5	736
Georgia	2	192
Idaho	1	285
Illinois	2	232
Indiana	1	156
Kansas	5	662
Missouri	3	662
Mississippi	1	202
Montana	1	123
Nebraska	1	292
New Jersey	1	459
Nevada	1	280
North Carolina	1	243
Ohio	1	38
Oklahoma	7	1,420
Pennsylvania	1	59
Tennessee	4	770
Texas	4	248
Utah	2	300
Virginia	2	635
Washington	3	468
Wyoming	1	220
Total	54	9,040

(1)	Total tankage refers to the approximate total capacity of all tanks.

Our asphalt assets range in age from one year to over 50 years, and we expect that our storage tanks and related assets will have an average remaining life in excess of 20 years.

Significant Customers. For the year ended December 31, 2021, Ergon accounted for at least 40% but not more than 45% of our total asphalt terminalling services revenue. Two third-party customers each accounted for at least 10% but not more than 15% of asphalt terminalling services revenue in 2021. The loss of any of those customers could have a material adverse effect on our business, cash flows and results of operations. No other customer accounted for more than 10% of our revenue during 2021. As of March 1, 2022, we have terminalling agreements or operating leases with Ergon for 28 of our asphalt facilities. For more information regarding the Ergon agreements, please see Note 12 to our consolidated financial statements.

Competition

We compete with regional and local terminalling companies of widely varying sizes, financial resources, and experience. Participants range in size from major companies to small family-owned businesses. We are subject to competition from other terminalling operations that may be able to supply our customers with the same or comparable services on a more competitive basis. Our ability to compete could be harmed by factors we cannot control, including the perception that another company can provide better service or a decision by our competitors to acquire or construct asphalt terminalling assets and provide terminalling services in geographic areas, or to customers, served by our assets and services. Competition we are subject to is mitigated by our long-term contracts, the fact that we do not market products, and high barriers to entry from new construction. If we are unable to compete effectively with services offered by other asphalt terminalling companies, our financial results and ability to make distributions to our unitholders may be adversely affected. Additionally, we also compete with regional and local companies for asset acquisitions and expansion opportunities. Some of these competitors are substantially larger than us and have greater financial resources and lower costs of capital than we do.

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

Our operations are subject to manufacturing, operating, and handling risks associated with the products we produce and the products we use in our operations, including the related storage of finished products, hazardous substances, and wastes. We are exposed to potential hazards including storage tank leaks, explosions, discharges or releases of hazardous substances, health hazard exposure, documentation and reporting failures and the operation of mobile equipment and manufacturing machinery. These risks can subject us to potential liabilities relating to personal injury or death, or property damage, and may result in civil or criminal penalties, which could have an adverse impact on our productivity or profitability. We may be called upon to investigate and remediate environmental contamination relating to our prior or current operations, as well as operations we have acquired from others, or we may be named as a defendant in litigation brought by governmental agencies or private parties.

Operational Hazards and Insurance

Terminals and similar facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We maintain insurance of various types and varying levels of coverage which we consider adequate under the circumstances to cover our operations and properties, including coverage for pollution-related events. However, such insurance does not cover every potential risk associated with operating terminals and other facilities. In 2020, we experienced increased costs as insurers are increasing premiums to ameliorate recent losses. Through the utilization of deductibles and retentions, where appropriate and efficient, we self-insure the “working layer” of loss activity to create a more efficient and cost-effective program. The working layer consists of high-frequency/low-severity losses that are best retained and managed in-house. We continue to monitor our retentions as they relate to the overall cost and scope of our insurance program.

Employees

As of December 31, 2021, we had approximately 130 full-time employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement.

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

In order to make cash distributions on our Preferred Units at the preference distribution rate of $0.17875 per unit per quarter, or $0.715 per unit per year, and on our common units at the current quarterly distribution of $0.0425 per unit per quarter, or $0.17 per unit per year, we will require available cash of approximately $8.1 million per quarter, or $32.4 million per year. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions on our Preferred Units at the preference rate or on our common units at the current quarterly distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described herein.

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

We rely on certain key customers for a portion of our revenues. For example, Ergon Asphalt and Emulsion, Inc., a wholly-owned subsidiary of Ergon, Inc., represented at least 40% but not more than 45% of our total revenue in 2021. Ergon is a private company and we have limited information regarding its financial condition. Ergon comprised 11% of total accounts receivable at December 31, 2021.

In addition to Ergon, we have two other key customers that each accounted for at least 10% but not more than 15% of total revenue in 2021. Four third-party customers each accounted for between 10% and 25% of accounts receivable at December 31, 2021.

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

As of December 31, 2021, we had $98.0 million in outstanding indebtedness, excluding approximately $0.6 million in outstanding letters of credit, under our $300.0 million credit agreement. Our level of debt under the credit agreement could have important consequences for us, including the following:

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

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Our ability to service debt under our credit agreement also will depend on market interest rates, since the interest rates applicable to our borrowings will fluctuate with the eurodollar rate or the prime rate. If our operating results are not sufficient to service our current or future indebtedness, we may be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms, or at all.

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

The provisions of our credit agreement may affect our ability to obtain future financing and pursue attractive business opportunities, as well as affect our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our credit agreement could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, the lenders under our credit agreement could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The credit agreement also has cross default provisions that apply to any other indebtedness we may have, and the indentures have cross default provisions that apply to certain other indebtedness.

We may not be able to raise sufficient capital to grow our business.

As of March 1, 2022, we have aggregate unused credit availability under our credit agreement of approximately $189.4 million, plus cash on hand of approximately $1.1 million. Our ability to borrow funds under our credit facility may be limited by the financial covenants in our credit agreement. Our ability to access the public capital markets on terms acceptable to us or at all may be limited due to, among other things, general economic conditions, rising interest rates, capital market volatility, the uncertainty of our future cash flows, adverse business developments and other contingencies. In addition, we may have difficulty obtaining a credit rating or any credit rating that we do obtain may be lower than it otherwise would be due to these uncertainties. The lack of a credit rating or a low credit rating may also adversely impact our ability to access capital markets on terms acceptable to us or at all, and may increase significantly the costs of financing our growth potential. The credit agreement includes procedures for additional financial institutions to become revolving lenders, or for any existing lender to increase its revolving commitment thereunder, subject to an aggregate maximum of $450.0 million for all revolving loan commitments under the credit agreement.

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

As of March 1, 2022, we had leases or terminalling agreements with customers for all of our 54 asphalt facilities. Approximately 13% of our tank capacity, all with third parties, will expire by the end of 2022 if not renewed with the current customer or a new customer. We may not be able to renew or extend our existing contracts or enter into new leases or terminalling agreements when such contracts expire on terms acceptable to us or at all. In addition, certain key customers account for a significant portion of our asphalt terminalling services revenues, the loss of which could result in a significant decrease in revenues from our asphalt operations. A significant decrease in the revenues we receive from our asphalt operations could result in violations of covenants under our credit agreement and could have a material adverse effect on our business, cash flows, ability to make distributions to our unitholders, unit price, results of operations, and ability to conduct our business.

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

Any acquisition involves potential risks, including, among other things:

•	inaccurate assumptions about volumes, revenues and costs, including synergies;
•	an inability to integrate successfully the businesses we acquire;
•	an inability to hire, train or retain qualified personnel to manage and operate our business and assets;
•	the assumption of unknown liabilities;
•	limitations on rights to indemnity from the seller;
•	mistaken assumptions about the overall costs of equity or debt;
•	the diversion of management’s and employees’ attention from other business concerns;
•	unforeseen difficulties operating in new product areas or new geographic areas; and
•	customer or key employee losses at the acquired businesses.

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

Expansion projects require significant capital investments over time, and we will incur financing costs during the planning and construction phases of these projects; however, the operating cash flows we expect these projects to generate will not materialize, if at all, until sometime after the projects are completed and placed into service. As a result, to the extent we finance our projects with borrowings, our leverage may increase during the period prior to the generation of those operating cash flows and, to the extent we finance our projects with equity, our cash available for distribution on a common unit basis may decrease during the period prior to the generation of those operating cash flows. If we experience unanticipated or extended delays in generating operating cash flows from construction projects, or if such operating cash flows do not materialize as expected, we may need to reduce or reprioritize our capital budget in order to meet our capital requirements, and our liquidity and capital position could be adversely affected.

Our business involves many hazards and operational risks, including adverse weather conditions, which could cause us to incur substantial liabilities.

Our operations are subject to the many hazards inherent in the terminalling of liquid asphalt cement, including:

•	explosions, earthquakes, fires and accidents;
•

extreme weather conditions, such as hurricanes, which are common in the Gulf Coast and East Coast regions, and tornadoes and flooding, which are common in the Midwest and other areas of the United States in which we operate;

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

In light of the uncertain situation relating to the coronavirus (COVID-19), including resurgences and variants of the virus, this public health concern could pose a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. While COVID-19 has not had a significant impact on our business thus far, the extent to which COVID-19 could impact our business will depend on future developments, which are uncertain and cannot be predicted at this time. We continue to monitor the situation, have actively implemented policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available.

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

Terrorist or cyber-attacks and threats, escalation of military activity in response to these attacks, or acts of war could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks and threats, cyber-attacks, escalation of military activity, or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, each of which could materially and adversely affect our business. Terrorist or cyber-attacks, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions may significantly affect our operations and those of our customers. Strategic targets, such as infrastructure-related and energy-related assets, may be at greater risk of future attacks than other targets in the United States. We do not maintain specialized insurance for possible exposures resulting from a cyber-attack on our assets that may shut down all or part of our business. Disruption or significant increases in commodity prices could result in government-imposed price controls. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, and results of operations.

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

It will be difficult for our public unitholders to remove our General Partner without its consent because our General Partner and its affiliates own a substantial number of our units. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the General Partner. As of March 1, 2022, Ergon owned approximately 30.9% of our aggregate outstanding Preferred Units and common units.

Affiliates of our General Partner may sell units in the public markets, which sales could have an adverse impact on the trading price of the units.

As of March 1, 2022, the executive officers and directors of our General Partner beneficially own an aggregate of 619,810 common units and Ergon and its affiliates own 2,795,837 common units and 20,801,757 Preferred Units. The sale of these units in the public markets could have an adverse impact on the public trading price of the units or on any trading market that may develop.

Our General Partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of any class of units then outstanding, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of such class of units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their units. As of March 1, 2022, Ergon owned 60.5% of our outstanding Preferred Units.

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

We have the right in certain circumstances to force the conversion of all outstanding Preferred Units to common units. These circumstances include a situation in which if the holders of a certain number of Preferred Units elect to convert the Preferred Units that they hold to common units, we could then force all remaining outstanding Preferred Units to convert to common units. Ergon, the owner of our General Partner, owns enough Preferred Units such that if they were all converted to common units, we would be able to exercise this mandatory conversion right. In addition, we also have the right to force the conversion of the outstanding Preferred Units at any time if (i) the daily volume-weighted average trading price of our common units is greater than $8.45 for 20 out of the trailing 30 trading days ending two trading days before we furnish notice of conversion and (ii) the average trading volume of our common units has exceeded 20,000 common units for 20 out of the trailing 30 trading days ending two trading days before we furnish notice of conversion. In addition, the conversion provisions may be modified with the consent of a majority of the outstanding Preferred Units. As of March 1, 2022, Ergon owned 60.5% of our outstanding Preferred Units and has the ability to consent to amendments to such conversion provisions. As a result, our preferred unitholders may be required to convert their Preferred Units at an undesirable time and may not receive their expected return on investment.

Ergon, as the holder of a majority of the outstanding Preferred Units, has the ability to consent to the amendments to the provisions of the Preferred Units.

The Preferred Units have voting rights that are identical to the voting rights of common units and vote with the common units as a single class, so that each Preferred Unit is entitled to one vote for each common unit into which such Preferred Unit is convertible on each matter with respect to which each common unit is entitled to vote. In addition, the approval of a majority of the Preferred Units, voting separately as a class, is necessary on any matter that adversely affects any of the rights of the Preferred Units or amends or modifies the terms of the Preferred Units in any material respect or affects the holders of the Preferred Units disproportionately in relation to the holders of common units, including, without limitation, any action that would (i) reduce the distribution amount to the Preferred Units or change the time or form of payment of distributions, (ii) reduce the amount payable to the Preferred Units upon the liquidation of our partnership, (iii) modify the conditions relating to the conversion of the Preferred Units or (iv) issue any equity security that, with respect to distributions or rights upon liquidation, ranks equal to or senior to the Preferred Units or issue any additional Preferred Units. As of March 1, 2022, Ergon owned 60.5% of our outstanding Preferred Units and has the ability to consent to amendments to the terms of the Preferred Units without the consent of other unitholders.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business.

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

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation, or if we were to otherwise become subject to a material amount of entity-level taxation (either for federal, state, or local tax purposes), then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes. If less than 90% of the gross income of a publicly traded partnership, such as us, for any taxable year is “qualifying income” as defined under Section 7704(d) of the Internal Revenue Code, that partnership will be treated as a corporation for federal income tax purposes for that taxable year and all subsequent years. We have not requested and do not plan to request a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.

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

In addition, changes in law may subject us to more entity-level taxation than the amount of entity-level taxation to which we are currently subject. Imposition of such a tax on us may reduce the cash available for distribution to our unitholders.

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

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us or an investment in our units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception which allows a publicly traded partnership that generates qualifying income to be treated as a partnership (rather than a corporation) for U.S. federal income tax purposes, could affect or cause us to change our business activities, and could affect the tax consequences of an investment in our units. From time to time, members of Congress have proposed and considered substantive changes to existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could materially and negatively impact the value of an investment in our units.

Our unitholders have been and will be required to pay taxes on their share of our taxable income even if they have not received or do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we allocate taxable income which could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, even if our unitholders receive no cash distributions from us. A unitholder may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability that results from that income.

If the IRS contests any of the federal income tax positions we take, the market for our units may be adversely affected, and the costs of any such contest will reduce our cash available for distribution to our unitholders.

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

Our ability to deduct interest on indebtedness properly allocable to our trade or business is limited to an amount equal to the sum of our business interest income and a certain percentage of our adjusted taxable income for such taxable year. For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest income or business interest expense, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion to the extent such depreciation, amortization or depletion is not capitalized into the cost of goods sold with respect to inventory, among other items. If our business interest expense is limited under these rules, our unitholders will be limited in their ability to deduct their share of any business interest expense that has been allocated to them.

Tax gain or loss on the disposition of our units could be more or less than expected.

If our unitholders sell their units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those units. Because, in general, aggregate distributions to a unitholder that exceed the total net taxable income allocated to the unitholder decrease the unitholder’s tax basis in his or her units, any such prior excess distribution will, in effect, become taxable income to the unitholder if the units are sold by the unitholder at a price greater than their tax basis, even if the price the unitholder receives is less than the original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to the selling unitholder due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, a unitholder that sells common units may, under certain circumstances, incur a tax liability in excess of the amount of cash received from the sale.

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

Investment in our units by tax-exempt entities, such as individual retirement accounts (known as IRAs), pension plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by applicable withholding taxes, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Moreover, withholding could be required in respect of a disposition of our units by a non-U.S. person. If a potential unitholder is a tax-exempt entity or a non-U.S. person, it should consult its tax advisors before investing in our units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations. Under applicable regulatory guidance, a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, although such tax items must be prorated on a daily basis. However, this regulatory guidance does not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of those units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of the loaned units, such unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder, and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Each unitholder desiring to assure their status as a partner and avoid the risk of gain recognition from a loan to a short seller is urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit such unitholder's brokers from borrowing, or lending, their units.

Unitholders converting Preferred Units into common units could under certain limited circumstances receive a gross income allocation that may materially increase the taxable income allocated to such unitholders.

Under our partnership agreement and in accordance with Treasury regulations, immediately after the conversion of a Preferred Unit, we will adjust the capital accounts of all of our partners to reflect any positive difference (“Unrealized Gain”) or negative difference (“Unrealized Loss”) between the fair market value and the carrying value of our assets at such time as if such Unrealized Gain or Unrealized Loss had been recognized on an actual sale of each such asset for an amount equal to its fair market value at the time of such conversion. Such Unrealized Gain or Unrealized Loss (or items thereof) will be allocated first to the converting preferred unitholder in respect to common units received upon the conversion until the capital account of each such common unit is equal to the per unit capital account for each existing common unit. This allocation of Unrealized Gain or Unrealized Loss will not be taxable to the converting preferred unitholder or to any other unitholders. If the Unrealized Gain or Unrealized Loss allocated as a result of the conversion of a Preferred Unit is not sufficient to cause the capital account of each common unit received upon such conversion to equal the per unit capital account for each existing common unit, then capital account balances will be reallocated among the unitholders as needed to produce this result. In the event that such a reallocation occurs, a converting preferred unitholder would be allocated taxable gross income in an amount equal to the amount of any such reallocation to it.

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

On March 1, 2022, there were 41,856,847 common units outstanding, held by approximately 663 unitholders of record and 34,406,683 Preferred Units outstanding held by approximately 2 unitholders of record. The actual number of unitholders is greater than the number of holders of record as it does not include unitholders whose units are held in trust by other entities. Ergon holds 6.7% of the common units and 60.5% of the Preferred Units.

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

Incentive distribution rights represent the right to receive an increasing percentage (13.0%, 23.0% and 48.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our General Partner currently holds the incentive distribution rights but may transfer these rights separately from its general partner interest, subject to restrictions in the partnership agreement.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a publicly traded master limited partnership with operations in 26 states. We have the largest independent asphalt facility footprint in the nation, and through that we provide integrated terminalling services for companies engaged in the production and marketing of liquid asphalt. We manage our operations through a single operating segment, asphalt terminalling services.

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

Our 54 asphalt facilities are well-positioned to provide asphalt terminalling services in the market areas they serve throughout the continental United States. With our approximately 9.0 million barrels of total liquid asphalt storage capacity, we are able to provide our customers the ability to effectively manage their liquid asphalt inventories while allowing significant flexibility in their processing and marketing activities. Our asphalt terminalling business delivers a stable cash flow profile underpinned by long-term take-or-pay contracts that generally have original terms of 5 to 10 years with options to extend the term. The stability comes from the contract structure that is comprised primarily of fixed fees and cost reimbursements, which make up approximately 95% of our revenues. The remaining revenue is variable, primarily consisting of volume-based throughput fees.

We have agreements for all our 54 asphalt terminalling facilities throughout the 26 states. We lease certain facilities for operation by our customers and at the remaining facilities we store, process, blend, and manufacture products, among other things, to meet our customers’ specifications. The agreements have, based on a weighted average by remaining fixed revenue, approximately 5.3 years remaining under their terms as of March 1, 2022. Approximately 13% of our tank capacity will expire at the end of 2022 if not renewed with the current customer or a new customer, and the remaining capacity expires at varying times thereafter, through 2035. Our varying contract expiration dates provide for staggered renewals, which provides additional stability to the cash flow.

Potential Impact of Certain Factors on Future Revenues

Due to the high percentage of fixed and reimbursement revenue from our long-term contracts, our focus and our primary risk is renewing contracts at favorable terms. Our ability to renew agreements on favorable terms, or at all, could be impacted if our customers experience negative market conditions. These factors include infrastructure spending, the strength of state and local economies, and the level of allocations of tax funding to transportation spending from state or federal funds. Public transportation infrastructure projects historically have been a relatively stable portion of state and federal budgets and represent a significant share of the United States construction market. Federal funds are allocated on a state-by-state basis, and each state is required to match a portion of the federal funds that it receives. Currently, from a macroeconomic view, there are positive indicators for the infrastructure and construction sector, such as the federal infrastructure spending bill that was passed in November 2021, low interest rates, and a recovering economy. However, due to COVID-19, as discussed below, some uncertainty exists.

Due to the global pandemic related to COVID-19, the economy experienced a significant downturn during part of 2020. Despite this economic volatility, our cash flows remained stable and are expected to remain stable moving forward. While our customers may be impacted by the economic volatility, they are primarily high-quality counterparties, with over 50% of our revenues earned from those that are investment-grade quality, which minimizes our counterparty credit risk. We do not expect any supply chain disruptions from COVID-19 to affect our customers. While we are unaware of any potential negative impact of COVID-19 on our business at this time, we are continuing to monitor the situation and have prepared our employees to take precautions and planning for unexpected events, which may include disruptions to our workforce, customers, vendors, facilities and communities in which we operate.

Infrastructure spending is currently a focus at the federal, state, and local levels. The federal infrastructure spending bill (the Infrastructure Investment and Jobs Act) that was passed in November 2021, subject to final appropriations, provides long-term funding and support for road construction and repair. Increased funding potentially impacts us through favorable customer contract renewals, including facility expansion opportunities, as well as increased customer volumes through our terminals. Separate from these funds, COVID relief funds remain available and could have a positive impact on the allocation of state and local spending. Further, there has been an increase in state and local initiatives to support infrastructure funding, and a high percentage of those initiatives have been approved by voters.

Another factor impacting us and our customers, from a short-term perspective, is weather patterns. Our customers’ volumes could be significantly impacted by prolonged rain or snow seasons or any severe weather that occurs. Damage to our terminal facilities from severe weather, such as flooding or hurricanes, could impact our operating results through additional costs and/or loss of revenue.

Ergon Agreements

Twenty-eight of our asphalt facilities are contracted to Ergon under multiple agreements. Service revenues under these agreements are primarily based on contracted monthly fees under the applicable agreement at rates, which we believe are fair and reasonable to us and our unitholders and are comparable with the rates we charge third parties. Agreements for six of the facilities expire in late 2025, and agreements for the remaining 22 facilities expire on December 31, 2027. We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. The Board’s conflicts committee reviewed and approved these agreements in accordance with our procedures for approval of related-party transactions and the provisions of the partnership agreement. For the years ended December 31, 2020 and 2021, we recognized revenues of $44.4 million and $49.6 million, respectively, for services provided to Ergon under these agreements.

Ergon Buyout Offer

On October 8, 2021, Ergon filed an amendment to its Schedule 13D with the SEC disclosing that Ergon made a non-binding proposal to the Board, pursuant to which Ergon would acquire all the outstanding common units and Preferred Units of the Partnership not already owned by Ergon and its affiliates in exchange for $3.32 per common unit and $8.46 per Preferred Unit. The transaction, as proposed, is subject to a number of contingencies, including the approval of the conflicts committee of the Board, the approval by the Partnership's unitholders and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that a definitive agreement will be executed or that any transaction will materialize.

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

The table below summarizes our financial results for the years ended December 31, 2020 and 2021, and presents a reconciliation of our non-GAAP financial measure reconciled to the most directly comparable GAAP measure:

Operating Results	Year ended December 31,		Favorable/(Unfavorable)
(dollars in thousands)	2020	2021	$	%
Fixed fee revenue	$91,879	$97,603	$5,724	6%
Variable cost recovery revenue	12,664	12,066	(598)	(5)%
Variable throughput and other revenue	5,702	5,748	46	1%
Total revenue	110,245	115,417	5,172	5%
Operating expenses, excluding depreciation and amortization	(49,396)	(52,312)	(2,916)	(6)%
Total operating margin	60,849	63,105	2,256	4%

Depreciation and amortization	13,416	11,891	1,525	11%
General and administrative expense	14,182	13,902	280	2%
Loss on disposal of assets	67	195	(128)	(191)%
Operating income	33,184	37,117	3,933	12%

Other income (expenses):
Other income	1,169	2,615	1,446	124%
Interest expense	(5,665)	(4,944)	721	13%
Provision for income taxes	7	(30)	(37)	(529)%
Income from continuing operations	28,695	34,758	6,063	21%
Gain (loss) from discontinued operations, net	(42,175)	75,772	117,947	280%
Net income (loss)	$(13,480)	$110,530	124,010	920%

Revenues. Total revenues increased to $115.4 million for 2021 as compared to $110.2 million for 2020. Revenues consist primarily of fixed fees for items such as storage and minimum throughput requirements, with consideration of annual consumer price index (“CPI”) adjustments built into our agreements. In addition to CPI escalations, the increase in fixed fee revenue is primarily due to certain contracts that changed from a lease arrangement to an operating arrangement. Variable cost recovery revenue is driven by certain reimbursable operating expenses, such as utility costs, and therefore have no net impact on operating margin or net income. Variable throughput revenue is primarily driven by our customers’ excess volumes over annual minimum thresholds, which was comparable in 2021 to 2020.

Operating expenses, excluding depreciation and amortization. Operating expense, excluding depreciation and amortization increased by 6%, or $2.9 million, for 2021 as compared to 2020. Significant factors contributing to this change include certain contracts that changed from a lease arrangement to an operating arrangement and higher utility costs from rising prices, which are recoverable costs from our customers.

Depreciation and amortization. Depreciation and amortization decreased to $11.9 million for 2021 as compared to $13.4 million for 2020. The decrease is primarily the result of certain assets reaching the end of their depreciable lives.

General and administrative expense. General and administrative expense decreased to $13.9 million for the year ended December 31, 2021, as compared to $14.2 million for 2020. The decrease from 2020 to 2021 is primarily due to separation costs incurred in the second quarter of 2020 related to the resignation of the former Chief Executive Officer of our general partner and lower compensation costs in 2021 due to reductions in corporate overhead, partially offset by severance paid in the first quarter of 2021 related to the crude oil business divestitures and $0.7 million in non-recurring legal and professional fees related to the Ergon buyout offer.

Other income. Other income for the years ended December 31, 2020 and 2021, primarily related to insurance claim recoveries related to damages incurred in 2019 and 2020 at certain asphalt facilities.

Income (loss) from discontinued operations. Income from discontinued operations represents the results of our former crude oil trucking, pipeline, and terminalling services segments that were sold in February and March of 2021. The year ended December 31, 2020, included $39.1 million of losses on disposal and classification as held for sale the crude oil trucking and pipeline services segments based on the net book value of the assets compared to expected net proceeds under the sale agreements. The year ended December 31, 2021, included a $73.5 million gain on the sale of the crude oil terminalling services segment.

Interest expense. Interest expense was $4.9 million for 2021 compared to $5.7 million for 2020. Interest expense represents interest on borrowings under our credit agreement, as well as amortization of debt issuance costs. The following table presents the significant components of interest expense (dollars in thousands):

	Year ended December 31,		Favorable/(Unfavorable)
	2020	2021	$	%
Credit agreement interest	$4,611	$3,350	$1,261	27%
Amortization of debt issuance costs	1,004	856	148	15%
Write-off of debt issuance costs	-	730	(730)	N/A
Other	50	8	42	84%
Total interest expense	$5,665	$4,944	$721	13%

The decrease in credit agreement interest was primarily driven by lower floating eurodollar rates, lower average borrowings outstanding during the period, and favorable changes to the applicable margin based on an improved leverage ratio.

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

Based on the consideration of the above factors for our subsidiary that is taxed as a corporation for purposes of determining the likelihood of realizing the benefits of the deferred tax assets, we have provided a full valuation allowance against our deferred tax asset as of December 31, 2021.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

The following table summarizes our sources and uses of cash, including discontinued operations, for the years ended December 31, 2020 and 2021:

	Year ended December 31,
	2020	2021
	(in thousands)
Net cash provided by operating activities	$61,167	$49,329
Net cash provided by (used in) investing activities	(22,657)	147,879
Net cash used in financing activities	(38,263)	(196,841)

Operating Activities. Net cash provided by operating activities was $49.3 million for the year ended December 31, 2021, as compared to $61.2 million for the year ended December 31, 2020. The decrease in cash provided by operating activities is primarily the result of the crude oil business sales at the beginning of 2021 and changes in working capital.

Investing Activities. Net cash provided by investing activities was $147.9 million for the year ended December 31, 2021, compared to net cash used in investing activities of $22.7 million for the year ended December 31, 2020. The year ended December 31, 2021, included net proceeds, primarily from the sale of the crude oil businesses, of $155.2 million, which excludes $1.4 million of funds held in escrow for right of way renewals. Capital expenditures for the year ended December 31, 2021, inclusive of both continuing and discontinued operations, included net maintenance capital expenditures of $6.4 million and net expansion capital expenditures of $1.9 million. In addition, we received $1.1 million of insurance proceeds during the year ended December 31, 2021, from claims related to property damage. Capital expenditures for the year ended December 31, 2020, inclusive of both continuing and discontinued operations, included net maintenance capital expenditures of $7.8 million and net expansion capital expenditures of $6.2 million. The year ended December 31, 2020, also included a $12.2 million payment to Ergon related to our purchase of Ergon’s DEVCO entity associated with Cimarron Express.

Financing Activities. Net cash used in financing activities of $196.8 million for the year ended December 31, 2021, included net payments under our credit agreement of $157.5 million, distributions to unitholders of $32.1 million, and the repurchase of Preferred Units of $5.4 million. Net cash used in financing activities was $38.3 million for the year ended December 31, 2020, and primarily comprised of net payments under our credit agreement of $3.0 million and distributions to unitholders of $32.4 million.

Liquidity and Capital Resources

Cash flows from operations and borrowings under our credit agreement are our primary sources of liquidity. Our ability to borrow funds under our credit agreement may be limited by financial covenants. At December 31, 2021, we had a working capital deficit of $12.1 million. This is primarily a function of our approach to cash management. At December 31, 2021, we had approximately $98.0 million of revolver borrowings and approximately $0.6 million of letters of credit outstanding under the credit agreement, leaving us with $201.4 million of availability under our revolving loan facility, subject to covenant restrictions, which limited our availability to $155.4 million. At March 1, 2022, we had approximately $110.0 million of revolver borrowings and approximately $0.6 million of letters of credit outstanding under the credit agreement, leaving us with $189.4 million of availability under our revolving loan facility. The Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement.

The Partnership has certain financial covenants associated with its credit agreement which include a maximum permitted consolidated total leverage ratio. The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of December 31, 2021, and for every quarter thereafter, is 4.75 to 1.00. The Partnership’s consolidated total leverage ratio was 1.84 to 1.00 as of December 31, 2021.

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

The following table breaks out capital expenditures from continuing operations for the years ended December 31, 2020 and 2021 (in thousands):

	Year ended December 31,
	2020	2021
Acquisitions(1)	$12,221	$-

Expansion capital expenditures	$723	$1,992
Reimbursable expenditures	(289)	(54)
Net expansion capital expenditures	$434	$1,938

Gross Maintenance capital expenditures	$8,260	$6,301
Reimbursable expenditures	(2,084)	(19)
Net maintenance capital expenditures	$6,176	$6,282

(1)	Relates to the purchase of Ergon’s interest in the Cimarron Express project. See Note 12 to our consolidated financial statements for additional information.

We currently expect our 2022 expansion capital expenditures to be approximately $15.0 million and our maintenance capital expenditures to be between $5.5 million and $6.5 million, each net of reimbursable expenditures. Our expansion capital expenditures will consist of organic growth projects and acquisitions, which includes expanding one of our current terminals and an acquisition that closed in January 2022 for an asphalt terminal and industrial park. Management is evaluating other expansion opportunities for 2022 and beyond that could increase this range of capital expenditures. These projects will have potential future expansion opportunities that are not currently part of our 2022 expansion capital forecast. Our sources of liquidity for expansion and maintenance capital expenditures in 2021 were a combination of cash flows from operations and borrowings under our credit agreement, and we expect to use the same sources in 2022.

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

Description of Credit Agreement. On May 26, 2021, we entered into an amended and restated credit agreement with a revolving loan facility of $300.0 million.

Our credit agreement is guaranteed by all of our existing subsidiaries. Obligations under our credit agreement are secured by first priority liens on substantially all of our assets and those of the guarantors.

Our credit agreement includes procedures for adding financial institutions as revolving lenders or for increasing the revolving commitment of any currently committed revolving lender, subject to the consent of the new or increasing lenders and an aggregate maximum of $450.0 million for all revolving loan commitments under our credit agreement.

The credit agreement will mature on May 26, 2025, and all amounts outstanding under our credit agreement shall become due and payable on such date. The credit agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds from certain asset sales, property or casualty insurance claims and condemnation proceedings, unless we reinvest such proceeds in accordance with the credit agreement, but these mandatory prepayments will not require any reduction of the lenders’ commitments under the credit agreement.

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

We pay a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and we pay a commitment fee ranging from 0.375% to 0.5% on the unused commitments under the credit agreement. The applicable margins for the interest rate, the letters of credit fee and the commitment fee vary quarterly based on our consolidated total leverage ratio (as defined in the credit agreement, being generally computed as the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges).

The credit agreement includes financial covenants which are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.

Prior to the date on which we issue qualified senior notes in an aggregate principal amount (when combined with all other qualified senior notes previously or concurrently issued) that equals or exceeds $200.0 million, the maximum permitted consolidated total leverage ratio is 4.75 to 1.00 for the fiscal quarter ending December 31, 2021, and each fiscal quarter thereafter; provided that the maximum permitted consolidated total leverage ratio will be 5.25 to 1.00 for certain quarters based on the occurrence of a specified acquisition (as defined in the credit agreement, but generally being an acquisition for which the aggregate consideration is $15.0 million or more).

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

At December 31, 2021, our consolidated total leverage ratio was 1.84 to 1.00 and our consolidated interest coverage ratio was 15.79 to 1.00. We were in compliance with all covenants of our credit agreement as of December 31, 2021. Based on current operating plans and forecasts, the Partnership expects to remain in compliance with all covenants of the credit agreement for at least the next year.

The credit agreement permits us to make quarterly distributions of available cash (as defined in the partnership agreement) to unitholders so long as, on a pro forma basis after giving effect to such distributions, we are in compliance with its financial covenants under the credit agreement and no default or event of default exists under the credit agreement. Additionally, the credit agreement permits us to repurchase up to an aggregate of $40.0 million of its units (including Preferred Units), up to $10.0 million for each calendar year, so long as, on a pro forma basis after giving effect to such repurchases, the total leverage ratio is less than 4.00 to 1.00, no default or event of default exists under the credit agreement, and availability under the revolving credit facility is at least 20% of the total commitments thereunder.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. Management makes significant estimates including: (1) estimated cash flows and fair values inherent in impairment tests; (2) the estimated fair value of financial instruments; and (3) liability and contingency accruals. Although management believes these estimates are reasonable, actual results could differ from these estimates.

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

Goodwill. Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested annually for impairment and when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Entities may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Should the quantitative assessment be required, the valuation would generally be based on the estimated discounted future net cash flows of the reporting unit, utilizing discount rates and other factors in determining the fair value of the reporting unit. Management utilized the qualitative assessment in 2020 and 2021 and no impairment expense was recorded in either period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by Item 7A.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, are set forth on pages F-1 through F-24 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, the principal executive officer and principal financial officer, respectively, of our General Partner, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting. Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report appearing on page F-2.

Changes in internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows information regarding the current directors and executive officers of our General Partner as of March 1, 2022:

Name	Age	Position with Blueknight Energy Partners G.P., L.L.C.
D. Andrew Woodward	39	Chief Executive Officer
Matthew R. Lewis	35	Chief Financial Officer
Joel W. Kanvik	52	Chief Legal Officer and Secretary
Michael McLanahan	39	Chief Accounting Officer
Jeffery A. Speer	55	Chief Operating Officer
Duke R. Ligon	80	Director, chairman of the Board and audit committee
Steven M. Bradshaw	73	Director, chairman of the conflicts committee
John A. Shapiro	70	Director, chairman of the compensation committee
W.R. “Lee” Adams	53	Director
Edward D. Brooks	39	Director
Joel D. Pastorek	39	Director
Robert H. Lampton	61	Director
William W. Lampton	66	Director

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

Matthew R. Lewis became the Chief Financial Officer of our General Partner in September 2020. Mr. Lewis has substantial financial experience having previously served in a number of corporate and operational finance roles in addition to middle market leveraged finance activities. Mr. Lewis previously served as Chief Financial Officer at Streamline Innovations, Inc., a privately held company providing specialty solutions for water and gas treating processes within energy and industrial markets. Prior to that, Mr. Lewis was the Director of Business Planning & Analysis at Andeavor Logistics (NYSE: ANDX), where he served on the extended leadership team. Previously, Mr. Lewis served in multiple roles at Mid-Con Energy Partners, LP (NASDAQ: MCEP), prior to being appointed Vice President & Chief Financial Officer in 2016. Mr. Lewis received his Bachelor of Business Administration in Finance from Texas Tech University and his Master of Business of Administration from Southern Methodist University.

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

Michael McLanahan has served as the Chief Accounting Officer of our General Partner since April 2019. Mr. McLanahan previously served the Partnership in various accounting roles, including the Corporate Controller, and prior to joining the Partnership, he served as an audit manager for the public accounting firm of Ernst & Young LLP. Mr. McLanahan received his Bachelor of Arts in accounting from Ouachita Baptist University and is a certified public accountant in the state of Oklahoma.

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

Steven M. Bradshaw has served as a director of our General Partner since November 2009. He has over 40 years of experience in the global logistics and transportation industry and currently serves as the Managing Director at Global Logistics Solutions. From 2005 to 2009, Mr. Bradshaw served as Vice President-Administration of Premium Drilling, Inc., an offshore drilling contractor that provides jack-up drilling services to the international oil and gas industry. Previously, he served as Executive Vice President of Skaugen PetroTrans, Inc. from 2001 to 2003. He also served for 16 years in various operating and marketing capacities at Kirby Corporation, including as President-Refined Products Division from 1992 to 1996. Mr. Bradshaw also served as an officer in the United States Navy. He received his Master of Business Administration from Harvard University and a bachelor’s degree in mathematics from the University of Missouri. Mr. Bradshaw was selected to serve as a director on the Board due to his business judgment and extensive industry knowledge and experience.

John A. Shapiro has served as a director of our General Partner since November 2009. Mr. Shapiro also serves on the board of directors of Citymeals-on-Wheels, as a senior advisor to Mountain Capital Partners, a Houston-based private equity firm focused on upstream E&P investments, and as a director of Sprague Resources GP LLC since June 2021. Mr. Shapiro retired as an officer at Morgan Stanley & Co., where he had served for more than 24 years in various capacities, most recently as Global Head of Commodities. While an officer at Morgan Stanley, Mr. Shapiro participated in the successful acquisitions of TransMontaigne Inc. and Heidmar Inc. and served as a member of the board of directors of both companies. Prior to joining Morgan Stanley & Co., Mr. Shapiro worked for Conoco, Inc. and New England Merchants National Bank. Mr. Shapiro has been a lecturer at Princeton University, Harvard University School of Government, HEC Business School (Paris, France) and Oxford University Energy Program (Oxford, UK). In addition, Mr. Shapiro has served on the board of directors of Blue Wolf Mongolia Holdings. He received his Master of Business Administration from Harvard University and his bachelor’s degree in economics from Princeton University. Mr. Shapiro was selected to serve as a director on the Board due to his financial expertise and extensive industry experience developed through his work at Morgan Stanley & Co., and by serving as a director of other energy companies.

W.R. “Lee” Adams has served as a director of our General Partner since February 2018. Mr. Adams joined Ergon, Inc. as the Vice President of Internal Audit in 2011 and currently serves as Senior Vice President - Finance. He also serves as Chairman of Ergon’s Senior Management Team. He is a certified public accountant in the state of Mississippi and previously worked at Arthur Anderson and Haddox Reid Burkes & Calhoun, PLLC, where he specialized in assurance and advisory services in the areas of oil and gas, manufacturing, investments and employee benefit plans. Mr. Adams received his Bachelor of Accountancy from Mississippi State University, and holds the designations of Chartered Global Management Accountant, Certified Fraud Examiner and Certified Internal Auditor. Mr. Adams currently serves as a member of the board of directors and executive committee of Hartfield Academy. He has previously served as Chairman/President of the Petroleum Accounting Society of Mississippi and of the Mississippi Society of Certified Public Accountants, a 2,600-member trade association for CPAs practicing in the state of Mississippi. Mr. Adams was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

Edward D. Brooks has served as a director of our General Partner since October 2016. Mr. Brooks has been the Senior Vice President of Business Development for Ergon Asphalt & Emulsions, Inc. since 2019. Mr. Brooks joined Ergon in 2007 to serve as the Manager of Business Development. Prior to joining Ergon, Mr. Brooks worked with Haddox Reid Burkes & Calhoun, PLLC as a manager in the assurance services division. Mr. Brooks received his Bachelor of Science in Business Administration in accounting and his Master of Business Administration from Mississippi College and is a certified public accountant in the state of Mississippi. He also holds a Chartered Global Management Accountant designation. Mr. Brooks was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

Joel D. Pastorek has served as a director of our General Partner since August 2018. Mr. Pastorek serves as the Executive Vice President - Midstream & Logistics and as President of Ergon Terminaling, Inc. He also serves as the Vice Chairman of the Ergon Senior Management Team. Mr. Pastorek joined Ergon in 2005. Prior to taking the role of Executive Vice President, Mr. Pastorek held various positions within Ergon including Senior Project Manager, Manager of Corporate Maintenance, General Manager - Ergon Terminaling, Inc., Vice President - Ergon Terminaling, Inc., and President - Ergon Terminaling, Inc. Mr. Pastorek received his Bachelor of Science in mechanical engineering from Mississippi State University and is a licensed professional engineer in the state of Mississippi. Mr. Pastorek was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

Robert H. Lampton has served as a director of our General Partner since October 2016. Mr. Lampton has been with Ergon since 1983, and currently is a member of Ergon's board of directors. He previously served as President of the Supply and Distribution Division, Ergon Terminaling, Inc., Ergon Trucking, Inc., Ergon Marine and Industrial Supply and Ergon Properties, Inc. He was a board member for Mississippi Valley Title Company from 2005 to 2015. Mr. Lampton received his degree in business administration with a minor in business psychology from The University of Mississippi. Mr. Lampton was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

William W. Lampton has served as a director of our General Partner since October 2016. Mr. Lampton has been with Ergon since 1979, and currently is a member of Ergon’s board of directors. He previously served as President of Ergon’s Asphalt Groups and as Chairman of the board of directors of Ergon Asphalt & Emulsions, Inc. Mr. Lampton currently is a board member of Mississippi Economic Council, Boy Scouts of America, Andrew Jackson Council, Greater Jackson Chamber Partnership (of which he is a past chairman), and Mississippi Baptist Health Foundation. He is a member of the Dean’s Advisory Council of Mississippi State University’s Bagley College of Engineering and served as co-chair of the Mississippi Works initiative under Governor Phil Bryant. Mr. Lampton was selected to serve as a director on the Board due to his affiliation with Ergon and his financial and business expertise.

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

In addition, the members of the audit committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the audit committee includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. John A. Shapiro is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to experience and understanding with respect to certain accounting and auditing matters. The designation does not impose any duties, obligations or liability that are greater than generally imposed on a member of the audit committee and the Board, and the designation of a director as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or the Board.

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

Board Committees

We have standing conflicts, audit and compensation committees of the Board. Each member of the audit, compensation and conflicts committees is an independent director in accordance with Nasdaq and applicable securities laws. Each of the audit, compensation and conflicts committees has a written charter approved by the Board. The written charter for each of these committees is available on our website at www.bkep.com under the “Investors - Corporate Governance” section. We will also provide a copy of any of our committee charters to any of our unitholders without charge upon written request to the attention of Investor Relations at 6060 American Plaza, Suite 600, Tulsa, Oklahoma 74135. The current members of the audit, compensation and conflicts committees of the Board and a brief description of the functions performed by each committee are set forth below.

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

Code of Ethics and Business Conduct

Our General Partner has adopted a Code of Business Conduct and Ethics applicable to all of our General Partner’s employees, including all officers, and including our General Partner’s independent directors, who are not employees of our General Partner, with regard to their activities relating to us. The Code of Business Conduct and Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our General Partner’s employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. The Code of Business Conduct and Ethics is publicly available under the “Investors - Corporate Governance” section of our website at www.bkep.com. The information contained on, or connected to, our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the SEC. We will also provide a copy of the Code of Business Conduct and Ethics to any of our unitholders without charge upon written request to the attention of Investor Relations at 6060 American Plaza, Suite 600, Tulsa, Oklahoma 74135. If any substantive amendments are made to the Code of Business Conduct and Ethics, or if we or our General Partner grant any waiver, including any implicit waiver, from a provision of the code to any of our General Partner’s executive officers and directors, we will disclose the nature of such amendment or waiver on that website or in a current report on Form 8-K.

Reimbursement of Expenses of our General Partner

Pursuant to our partnership agreement, our General Partner and its affiliates are entitled to receive reimbursement for the payment of expenses related to our operations and for the provision of various general and administrative services for our benefit.

Item 11. Executive Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during 2021 and the two most highly compensated executive officers other than the PEO serving at December 31, 2021, are referred to as the Named Executive Officers (“NEOs”). Our NEOs for 2021 were:

•	D. Andrew Woodward, Chief Executive Officer;
•	Jeffery A. Speer, Chief Operating Officer; and
•	Joel Kanvik, Chief Legal Officer.

As is the case with many publicly traded partnerships, we do not and have not historically directly employed any persons responsible for managing or operating us or for providing services relating to day-to-day business affairs. Our General Partner manages our operations and activities, and its Board and officers make decisions on our behalf. The compensation for the NEOs for services rendered to us is determined by the compensation committee of our General Partner.

Employment Agreements. Messrs. Woodward and Kanvik have entered into new employment agreements with BKEP Management, Inc., a subsidiary of our General Partner. Mr. Speer is not party to an employment agreement. The employment agreements have an effective date of May 14, 2021, and include an initial term of three years with automatic renewals for subsequent one-year periods unless either party gives 90 days advance notice of termination. Pursuant to the employment agreements, Messrs. Woodward’s and Kanvik’s annual base salaries were set at $412,000 and $294,000, respectively. Under the agreements, each executive is also eligible to participate in all benefit programs maintained by us or our General Partner, as applicable, including annual bonus and long-term incentive programs. The employment agreements also contain customary confidentiality, intellectual property, customer non-solicitation and employee non-solicitation covenants. Mr. Woodward’s employment agreement also confirmed that, subject to his continued employment through December 31, 2021, he would receive the $200,000 remaining installment of his make-whole payment that was provided pursuant to his original offer of employment to replace certain lost compensation opportunities with his prior employer.

In the event of the executive's termination without Cause or resignation for Good Reason, each as defined in the applicable agreement, the employment agreements provide for a lump sum severance payment equal to 12 months of base salary and subsidized COBRA continuation coverage under our General Partner’s welfare benefit programs for a period of up to 12 months following termination (as long as the executive is eligible and not covered by other employer plans). Upon such a termination, the executive would also receive accelerated vesting of unvested “phantom” units awarded under our long-term incentive program. In the event of non-renewal of the employment agreement by us, the applicable executive would be entitled to a lump sum payment equal to 6 months of base salary and subsidized COBRA continuation coverage under our General Partner’s welfare benefit programs for up to 6 months. All such separation payments and benefits are conditioned upon the executive’s execution of a release of claims. In the event of the executive’s death or Total Disability (as defined in the applicable agreement), the executive (or his dependents) will receive subsidized COBRA continuation coverage for up to 12 months.

Long-Term Incentive Plan. Our General Partner has adopted the amended and restated Blueknight Energy Partners G.P., L.L.C. Long-Term Incentive Plan (the “LTIP”), which was most recently approved by our unitholders on November 23, 2020. The discussion of the LTIP contained herein does not purport to be complete and is qualified in its entirety by reference to the LTIP. Among other award types, the compensation committee may make grants of restricted units and phantom units under the LTIP to eligible individuals containing such terms, consistent with the LTIP, as the compensation committee may determine, including the period over which restricted units and phantom units granted will vest. The compensation committee may, at its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified performance goals or other criteria.

Restricted units have been granted to the independent directors of our General Partner. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse, and the recipient holds a common unit that is not subject to forfeiture.

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

On March 10, 2021, the compensation committee of our General Partner approved grants of phantom units under the LTIP to each of the NEOs, as set forth in the “Outstanding Equity Awards at Fiscal Year-End 2021” table below. These phantom units will vest in full on January 1, 2024, generally subject to the officer’s continued employment through such date.

Employee Unit Purchase Plan. The Partnership’s unitholders have also approved the Blueknight Energy Partners, L.P. Employee Unit Purchase Plan (the “EUPP”). The EUPP provides employees of the General Partner and its affiliates who perform services for the Partnership the opportunity to acquire or increase their ownership of common units. A maximum of 1,000,000 common units may be delivered under the EUPP, subject to adjustment for a recapitalization, split, reorganization or similar event pursuant to the terms of the EUPP. Certain of the Partnership’s executive officers participated in this plan in 2020 and 2021. As of December 31, 2021, 608,775 common units have been delivered under the EUPP.

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the years ended 2021 and 2020.

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
D. Andrew Woodward,	2021	409,000	654,000	353,479	86,366	1,502,845
Chief Executive Officer	2020	378,602	500,000	72,102	54,878	1,005,582
Jeffery A. Speer,	2021	306,500	190,000	265,108	62,244	823,852
Chief Operating Officer	2020	294,000	220,000	66,733	52,040	632,773
Joel Kanvik,	2021	291,750	180,750	194,413	42,696	709,609
Chief Legal Officer	2020	283,000	180,000	43,180	35,163	541,343

(1)	Included in Mr. Woodward's bonus for 2020 and 2021 are annual installments on his new hire make-whole payments of $200,000 each.
(2)	Dollar amounts represent the grant date fair value of awards granted in each year with respect to phantom unit grants under the LTIP.
(3)

We provide distribution equivalent rights (“DERs”) under the LTIP, supplementary insurance for out-of-pocket medical expenses, and discretionary matching and profit sharing contributions to our 401(k) plan to our NEOs. In addition, executive compensation includes the taxable value related to purchases under the EUPP, computed as the difference between the fair market value and executive purchase price of units. In 2021, compensation related to these items was as follows:

	DERs	401(k) Plan Contributions	Supplementary Insurance Premiums	Taxable Value of EUPP Purchases	Taxable Value of Group Term Life Insurance Premiums	Total
D. Andrew Woodward	$35,857	$14,500	$12,840	$22,683	$486	$86,366
Jeffery A. Speer	$33,662	$14,500	$12,840	$-	$1,242	$62,244
Joel Kanvik	$22,454	$14,500	$4,500	$-	$1,242	$42,696

Outstanding Equity Awards at Fiscal Year-End 2021

The following table provides information concerning all outstanding equity awards held by each NEO as of December 31, 2021. All such awards were made under the LTIP.

	Stock Awards
Name	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)(1)
D. Andrew Woodward	130,435	(2)	430,436
	80,113	(3)	264,373
	46,168	(4)	152,354
Jeffery A. Speer	97,826	(2)	322,826
	74,148	(3)	244,688
	62,867	(4)	207,461
Joel Kanvik	71,739	(2)	236,739
	47,978	(3)	158,327
	38,558	(4)	127,241

(1)

Market value of awards is calculated as the product of the closing market price of $3.30 of the Partnership’s common units at December 31, 2021, and the number of phantom units outstanding at December 31, 2021.

(2)	Represents phantom units granted in 2021 under our General Partner’s LTIP. These phantom units will vest on January 1, 2024. All of the distribution equivalent rights associated with these phantom units are currently payable.
(3)	Represents phantom units granted in 2020 under our General Partner’s LTIP. These phantom units will vest on January 1, 2023. All of the distribution equivalent rights associated with these phantom units are currently payable.
(4)

Represents phantom units granted in 2019 under our General Partner’s LTIP. Mr. Woodward’s units will vest on June 1, 2022 per the terms of his original offer letter. Messrs. Speers’s and Kanvik’s units vested on January 1, 2022.

Director Compensation for Fiscal Year 2021

The following table summarizes the compensation of our directors for the year ended 2021.

	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Name	($)	($)	($)
Duke R. Ligon	129,000	55,041	184,041
Steven M. Bradshaw	129,000	45,032	174,032
John A. Shapiro	129,000	45,032	174,032
Edward D. Brooks(1)	—	—	—
Joel D. Pastorek(1)	—	—	—
W.R. “Lee” Adams(1)	—	—	—
Robert H. Lampton(1)	—	—	—
William W. Lampton(1)	—	—	—

(1)	Affiliated with Ergon.
(2)

These amounts represent the grant date fair value of restricted and unrestricted units awarded under the LTIP. The grant date fair value of these awards is computed in accordance with ASC 718 - Compensation—Stock Compensation. As of December 31, 2021, our directors held the following outstanding restricted units: Duke R. Ligon - 10,082; Steven M. Bradshaw - 10,082; and John A. Shapiro - 10,082. None of our directors affiliated with Ergon held any restricted units.

Directors who are not officers or employees of any controlling entity or their affiliates receive compensation for attending meetings of the Board and committees thereof. Such directors received the following in 2021, which, other than meeting fees and reimbursement of expenses, are retainers and fees for the following year:

(i)	$75,000 annual retainer fee paid in cash;
(ii)

$5,000 for each Board committee on which such director serves (except that the chairperson of each committee will receive $10,000 per year for serving as chairperson of such committee), paid in unrestricted common units based on the grant date fair value;

(iii)	$10,000 per year if Chairman of the Board, paid in unrestricted common units based on the grant date fair value;
(iv)	$2,000 per diem for each Board or committee meeting attended, paid in cash;
(vi)	$25,000 of restricted units based on the grant date fair value, vesting in one-third increments over a three-year period;
(vii)	reimbursement for out-of-pocket expenses associated with attending Board or committee meetings; and
(viii)	director and officer liability insurance coverage.

In addition, each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of March 1, 2022, held by:

•	each person or group of persons who beneficially own 5% or more of the then outstanding common units or Preferred Units;
•	all of the directors of our General Partner;
•	each NEO of our General Partner; and
•	all current directors and executive officers of our General Partner as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Percentage of total common and Preferred Units beneficially owned is based on 41,856,847 common units and 34,406,683 Preferred Units outstanding as of March 1, 2022.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Percentage of Total Common and Preferred Units Beneficially Owned
Ergon Asphalt & Emulsions, Inc.(2)	2,745,837	6.6%	20,801,757	60.5%	30.9%
D. Andrew Woodward(3)	105,318	*	—	—	*
Jeffery A. Speer(3)	148,911	*	—	—	*
Joel W. Kanvik(3)	55,922	*	—	—	*
Duke R. Ligon(4)	94,420	*	—	—	*
Steven M. Bradshaw(4)	73,517	*	—	—	*
John A. Shapiro(4)	67,927	*	—	—	*
W.R. “Lee” Adams(2)(5)	50,000	*	—	—	*
Edward D. Brooks(2)(5)	—	*	—	—	*
Joel D. Pastorek(2)(5)	—	*	—	—	*
Robert H. Lampton(2)(5)	—	*	—	—	*
William W. Lampton(2)(5)	—	*	—	—	*
DG Capital Management, Inc.(6)	3,837,981	9.2%	—	—	5.0%
Zazove Associates, Inc.(7)	3,317,982	7.9%	—	—	4.4%
Invesco Ltd.(8)	2,126,752	5.1%	794,917	2.3%	3.8%
All current executive officers and directors as a group (13 persons)	619,810	1.5%	—	—	0.8%

*	Less than 1%.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 6060 American Plaza, Suite 600, Tulsa, Oklahoma 74135.
(2)

Ergon Asphalt & Emulsions, Inc. owns Ergon Asphalt Holdings, LLC. The address for Ergon is 2829 Lakeland Drive, Suite 2000, Jackson, Mississippi 39215. Ergon Asphalt Holdings, LLC owns 100% of Blueknight GP Holding, LLC, which owns the membership interest in our General Partner.

(3)	Does not include unvested phantom units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.
(4)	Does not include unvested restricted units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof.
(5)	Messrs. Adams, Brooks, Pastorek, R. Lampton and W. Lampton are affiliated with Ergon.
(6)	Based on a Schedule 13D/A filed December 21, 2021, by DG Capital Management, LLC with the SEC. The filing was made jointly with Dov Gertzulin, and reports that they have shared voting power with respect to the common units. Their address as reported in such Schedule 13G/A is 460 Park Avenue, 22nd Floor, New York, New York 10022.
(7)	Based on a Schedule 13G filed January 7, 2022, by Zazove Associates, Inc. with the SEC. Their address as reported in such Schedule 13G is 1001 Tahoe Blvd., Incline Village, NV 89451.
(8)	Based on a Schedule 13F filed February 14, 2022, by Invesco Ltd. with the SEC. Their address as reported in such Schedule 13F is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

Securities Authorized for Issuance under Equity Compensation Plans (as of December 31, 2021)

Equity Compensation Plan Information(1)

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,555,290	$—	4,364,412
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,555,290	$—	4,364,412

(1)

Our General Partner has adopted and maintains the LTIP and EUPP for employees, consultants and directors of our General Partner and its affiliates who perform services for us. An aggregate of 1,525,044 phantom units that have been granted under the LTIP to our executive officers and other employees remain outstanding and have not yet vested. Excluding phantom unit grants, the responses are as follows: (a) 30,246, (b) $0 and (c) 5,889,456. No value is shown in column (b) of the table because the phantom units and restricted units do not have an exercise price. For more information about the LTIP, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Long-Term Incentive Plan.” For more information about the EUPP, please see “Item 11-Executive Compensation-Compensation Discussion and Analysis-Employee Unit Purchase Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Distributions and Payments to Our General Partner and Its Affiliates

Our General Partner is owned by Ergon, which also owns 20,801,757 of the 34,406,683 outstanding Preferred Units and 2,795,837 of the 41,856,847 outstanding common units, representing an aggregate 30.9% limited partner interest in us as of March 1, 2022. In addition, our General Partner owns a 1.6% general partner interest in us and the incentive distribution rights. For a description of the distributions and payments our General Partner is entitled to receive, see “Item 5-Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities-General Partner Interest and Incentive Distribution Rights.”

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

We and our General Partner have also entered into separate indemnification agreements with each of the directors and officers of our General Partner. The terms of the indemnification agreements are consistent with the terms of the indemnification provided by our partnership agreement and our General Partner’s limited liability company agreement. The indemnification agreements also provide that we and our General Partner must advance payment of certain expenses to such indemnified directors and officers, including fees of counsel, subject to receipt of an undertaking from the indemnitee to return such advance if it is ultimately determined that the indemnitee is not entitled to indemnification.

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

Item 14. Principal Accountant Fees and Services.

PricewaterhouseCoopers LLP was engaged as our principal accountant through the first quarter of 2020. We engaged Ernst & Young as our principal accountant in June 2020. The following table summarizes fees earned by PricewaterhouseCoopers LLP and Ernst & Young for independent auditing, tax and related services for each of the last two fiscal years during the period in which they were engaged as principal accountant:

	Year ended December 31,
	2020	2021
Audit fees(1)	$480,510	$640,276
Tax fees(2)	164,526	-

(1)

Audit fees represent amounts earned for each of the years presented for professional services rendered in connection with (a) the audit of our annual financial statements and internal controls over financial reporting, (b) the review of our quarterly financial statements and (c) those services normally provided in connection with statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters.

(2)

Tax fees represent amounts earned for each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning. This category primarily includes services relating to the preparation of unitholder annual K-1 statements by PricewaterhouseCoopers LLP. Ernst & Young does not provide us tax services.

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

10.4†

Employment Agreement, dated May 14, 2021, between D. Andrew Woodward and BKEP Management, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on May 19, 2021, and incorporated herein by reference).

10.5†	Offer of Employment Letter, dated March 29, 2019, between D. Andrew Woodard and BKEP Management, Inc (filed as Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K, filed on March 26, 2020, and incorporated herein by reference).
10.6†	Employment Agreement, dated May 14, 2021, between Matthew Lewis and BKEP Management, Inc. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on May 19, 2021, and incorporated herein by reference).
10.7†	Employment Agreement, dated May 14, 2021, between D. Joel W. Kanvik and BKEP Management, Inc. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed on May 19, 2021, and incorporated herein by reference).
10.8†	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-141196), filed on May 25, 2007, and incorporated herein by reference).
10.9

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

10.11†

Blueknight Energy Partners, L.P. Employee Unit Purchase Plan, dated to be effective as of June 23, 2014 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on June 27, 2014, and incorporated herein by reference).

10.12

Third Amended and Restated Credit Agreement, dated as of May 26, 2021, by and among Blueknight Energy Partners, L.P., Truist Bank, as Administrative Agent, and the several lenders from time to time party thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 27, 2021, and incorporated herein by reference).

10.13#

Storage, Throughput and Handling Agreement, dated October 5, 2016, by and among BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on October 5, 2016, and incorporated herein by reference).

10.14#

First Amendment to the Storage, Throughput and Handling Agreement, dated July 12, 2018, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 13, 2018, and incorporated herein by reference).

10.15	Second Amendment to the Storage, Throughput and Handling Agreement, dated January 8, 2020, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed January 13, 2020, and incorporated herein by reference).
10.16

Amendment to the Storage, Throughput and Handling Agreement, effective January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.18 to the Partnership’s Annual Report on Form 10-K, filed on March 12, 2019, and incorporated herein by reference.

10.17#

Amended and Restated Omnibus Agreement, dated July 12, 2018, by and between Ergon Asphalt & Emulsions, Inc., Blueknight Energy Partners G.P., L.L.C., Blueknight Energy Partners, L.P., Blueknight Terminalling, L.L.C., BKEP Materials, L.L.C. and BKEP Asphalt, L.L.C. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed July 13, 2018, and incorporated herein by reference).

10.18

Agreement, dated May 9, 2018, by and between Ergon Terminaling, Inc. and Blueknight Energy Partners, L.P. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 18, 2018, and incorporated herein by reference).

10.19	Membership Interest Purchase Agreement, dated January 2, 2020, by and between Blueknight Energy Partners, L.P. and Ergon, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 6, 2020, and incorporated herein by reference).
10.20

Domestic Crude Oil and Condensate Agreement, dated March 28, 2018, by and between Ergon Oil Purchasing, Inc. and BKEP Supply and Marketing, LLC (filed as Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q, filed August 2, 2018, and incorporated herein by reference).

10.21

Partial Lease Termination No. 5 to Master Facilities Lease Agreement, dated March 7, 2018, by and between BKEP Materials, L.L.C, BKEP Asphalt, L.L.C and Ergon Asphalt & Emulsions, Inc (filed as Exhibit 10.26 to the Partnership’s Annual Report on Form 10-K, filed March 8, 2018, and incorporated herein by reference).

10.22

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

10.24	Amendment to Lessee Operated Facilities Lease Agreement, dated January 8, 2020, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 13, 2020, and incorporated herein by reference).
10.25

Owner Operated Storage, Throughput and Handling Agreement, dated January 1, 2019, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. filed as Exhibit 10.29 to the Partnership’s Annual Report on Form 10-K, filed on March 12, 2019, and incorporated herein by reference.

10.26	Amendment to Owner Operated Storage, Throughput and Handling Agreement, dated January 8, 2020, by and between BKEP Materials, L.L.C., BKEP Asphalt, L.L.C., and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed January 13, 2020, and incorporated herein by reference).
10.27	Master Storage, Throughput and Handling Agreement, dated effective August 1, 2020, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C. and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K, filed on August 5, 2020, and incorporated herein by reference).
10.28	Operating and Maintenance Agreement, dated effective August 1, 2020, by and between BKEP Materials, L.L.C., BKEP Terminalling, L.L.C., BKEP Asphalt, L.L.C. and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K, filed on August 5, 2020, and incorporated herein by reference).
21.1*	List of Subsidiaries of Blueknight Energy Partners, L.P.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definitions Document.
101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

 _________

*	Filed herewith.
**	Furnished herewith
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

BLUEKNIGHT ENERGY PARTNERS, L.P.

	By:	Blueknight Energy Partners G.P., L.L.C.
Its General Partner

March 9, 2022	By:	/s/ Matthew R. Lewis
Matthew R. Lewis
Chief Financial Officer

March 9, 2022	By:	/s/ Michael McLanahan
Michael McLanahan
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2022.

Signature	Title

/s/ D. Andrew Woodward	Chief Executive Officer (Principal Executive Officer)
D. Andrew Woodward

/s/ Matthew R. Lewis	Chief Financial Officer (Principal Financial Officer)
Matthew R. Lewis

/s/ Michael McLanahan	Chief Accounting Officer (Principal Accounting Officer)
Michael McLanahan

/s/ Duke R. Ligon	Director
Duke R. Ligon

/s/ Steven M. Bradshaw	Director
Steven M. Bradshaw

/s/ John A. Shapiro	Director
John A. Shapiro

/s/ W.R. “Lee” Adams	Director
W.R. “Lee” Adams

/s/ Edward D. Brooks	Director
Edward D. Brooks

/s/ Joel D. Pastorek	Director
Joel D. Pastorek

/s/ Robert H. Lampton	Director
Robert H. Lampton

/s/ William W. Lampton	Director
William W. Lampton

INDEX TO BLUEKNIGHT ENERGY PARTNERS, L.P. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Blueknight Energy Partners G.P., L.L.C. as the general partner of Blueknight Energy Partners, L.P. and unitholders of Blueknight Energy Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blueknight Energy Partners, L.P. (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, partners’ capital (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Blueknight Energy Partners G.P., L.L.C. as the general partner of Blueknight Energy Partners, L.P. and unitholders of Blueknight Energy Partners, L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Blueknight Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Blueknight Energy Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, partners’ capital (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and our report dated March 9, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

March 9, 2022

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per unit data)

	As of December 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$805	$1,172
Accounts receivable, net	3,297	2,989
Receivables from related parties, net	507	369
Other current assets	2,355	3,112
Current assets of discontinued operations	96,945	2
Total current assets	103,909	7,644
Property, plant and equipment, net of accumulated depreciation of $197,561 and $204,101 at December 31, 2020 and 2021, respectively	104,709	106,389
Goodwill	6,728	6,728
Debt issuance costs, net	1,340	2,854
Operating lease assets	8,548	7,855
Intangible assets, net	7,531	5,088
Other noncurrent assets	252	340
Total assets	$233,017	$136,898
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$1,635	2,105
Accounts payable to related parties	31	1,047
Accrued interest payable	274	250
Accrued property taxes payable	1,757	1,660
Unearned revenue	1,789	1,932
Unearned revenue with related parties	4,603	4,875
Accrued payroll	4,977	4,782
Current operating lease liability	1,684	1,418
Other current liabilities	1,349	1,711
Current liabilities of discontinued operations	17,248	240
Total current liabilities	35,347	20,020
Long-term unearned revenue with related parties	4,153	4,390
Other long-term liabilities	168	228
Noncurrent operating lease liability	6,980	6,703
Long-term debt	252,592	98,000
Commitments and contingencies (Note 15)
Partners’ capital (deficit):
Common unitholders (41,214,856 and 41,550,681 units issued and outstanding at December 31, 2020 and 2021, respectively)	312,591	390,310
Preferred unitholders (35,125,202 and 34,406,683 units issued and outstanding at December 31, 2020 and 2021, respectively)	253,923	248,729
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(632,737)	(631,482)
Total partners’ capital (deficit)	(66,223)	7,557
Total liabilities and partners’ capital (deficit)	$233,017	$136,898

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Year ended December 31,
	2020	2021
Service revenue:
Third-party revenue	$29,171	$30,715
Related-party revenue	18,028	20,195
Lease revenue:
Third-party revenue	36,630	35,065
Related-party revenue	26,416	29,442
Total revenue	110,245	115,417
Costs and expenses:
Operating expense	62,812	64,203
General and administrative expense	14,182	13,902
Total costs and expenses	76,994	78,105
Loss on disposal of assets	(67)	(195)
Operating income	33,184	37,117
Other income (expenses):
Other income	1,169	2,615
Interest expense	(5,665)	(4,944)
Income before income taxes	28,688	34,788
Provision for income taxes	(7)	30
Income from continuing operations	28,695	34,758
Gain (loss) from discontinued operations, net	(42,175)	75,772
Net income (loss)	$(13,480)	$110,530

Allocation of net income (loss) for calculation of earnings per unit:
General partner interest in net income (loss)	$(213)	$1,751
Preferred interest in net income	$25,115	$24,824
Net income (loss) available to limited partners	$(38,382)	$83,955

Basic and diluted net income (loss) from discontinued operations per common unit	$(0.98)	$1.74
Basic and diluted net income from continuing operations per common unit	$0.07	$0.22
Basic and diluted net income (loss) per common unit	$(0.91)	$1.96

Weighted average common units outstanding - basic and diluted	41,104	$41,484

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

	Common	Preferred	General Partner	Total Partners’
	Unitholders	Unitholders	Interest	Capital (Deficit)
Balance, December 31, 2019	$356,777	$253,923	$(632,023)	$(21,323)
Net income (loss)	(38,382)	25,115	(213)	(13,480)
Equity-based incentive compensation	804	-	12	816
Distributions	(6,778)	(25,115)	(513)	(32,406)
Proceeds from sale of 158,326 common units pursuant to the Employee Unit Purchase Plan	170	-	-	170
Balance, December 31, 2020	$312,591	$253,923	$(632,737)	$(66,223)
Net income	83,827	24,953	1,750	110,530
Equity-based incentive compensation	604	-	14	618
Repurchase of Preferred Units	-	(5,407)	-	(5,407)
Distributions	(6,866)	(24,740)	(509)	(32,115)
Proceeds from sale of 77,654 common units pursuant to the Employee Unit Purchase Plan	154	-	-	154
Balance, December 31, 2021	$390,310	$248,729	$(631,482)	$7,557

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2021
Cash flows from operating activities:
Net income (loss)	$(13,480)	$110,530
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,068	11,949
Amortization and write-off of debt issuance costs	1,004	1,586
Loss on disposal/classification of held for sale for discontinued operations	39,096	-
Tangible asset impairment charge	6,416	156
Gain on sale of assets	(1,123)	(75,001)
Gain from insurance settlement related to investing activities	-	(1,059)
Equity-based incentive compensation	816	618
Changes in assets and liabilities:
Decrease in accounts receivable	6,461	14,265
Decrease in receivables from related parties	603	138
Decrease in other current assets	4,094	2,318
Decrease in other non-current assets	2,324	1,417
Decrease in accounts payable	(557)	(311)
Increase (decrease) in payables to related parties	(1,792)	1
Decrease in accrued crude oil purchases	(2,838)	(3,868)
Decrease in accrued crude oil purchases to related parties	(2,965)	(8,842)
Increase (decrease) in accrued interest payable	(19)	305
Decrease in accrued property taxes	(671)	(612)
Decrease in unearned revenue	(1,618)	(471)
Increase (decrease) in unearned revenue from related parties	2,954	(423)
Increase (decrease) in accrued payroll	1,617	(1,649)
Decrease in other accrued liabilities	(2,223)	(1,718)
Net cash provided by operating activities	61,167	49,329
Cash flows from investing activities:
Acquisition of DEVCO from Ergon (Note 12)	(12,221)	-
Capital expenditures	(16,332)	(8,429)
Proceeds from sale of assets	5,896	155,249
Proceeds from insurance settlement related to investing activities	-	1,059
Net cash provided by (used in) investing activities	(22,657)	147,879
Cash flows from financing activities:
Payments on other financing activities	(3,027)	(1,384)
Debt issuance costs	-	(575)
Borrowings under credit agreement	228,000	98,486
Payments under credit agreement	(231,000)	(256,000)
Repurchase of Preferred Units	-	(5,407)
Proceeds from equity issuance	170	154
Distributions	(32,406)	(32,115)
Net cash used in financing activities	(38,263)	(196,841)
Net increase in cash and cash equivalents	247	367
Cash and cash equivalents at beginning of period	558	805
Cash and cash equivalents at end of period	$805	$1,172

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$(259)	2,765
Increase in accrued liabilities related to insurance premium financing agreement	$2,324	1,208
Cash paid for interest, net of amounts capitalized	$10,009	$4,098
Cash paid for income taxes	$30	$37

The accompanying notes are an integral part of these consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

Blueknight Energy Partners, L.P. and subsidiaries (collectively, the “Partnership”) is a publicly traded master limited partnership with operations in 26 states. The Partnership provides integrated terminalling services for companies engaged in the production, distribution and marketing of liquid asphalt. The Partnership manages its operations through one operating segment, asphalt terminalling services. The Partnership’s common units and Preferred Units, which represent limited partnership interests in the Partnership, are listed on the Nasdaq Global Market under the symbols “BKEP” and “BKEPP,” respectively. The Partnership was formed in February 2007 as a Delaware master limited partnership.

The Partnership previously provided integrated terminalling, gathering, and transportation services for companies engaged in the production, distribution, and marketing of crude oil in three different operating segments: (i) crude oil terminalling services, (ii) crude oil pipeline services, and (iii) crude oil trucking services. On December 21, 2020, the Partnership announced it had entered into multiple definitive agreements to see these segments. The transaction related to the crude oil pipeline services segment closed on February 1, 2021, the final transaction related to crude oil trucking services closed on February 2, 2021, and the transaction related to crude oil terminalling services closed on March 1, 2021. These segments are presented as discontinued operations for all periods presented. Unless otherwise noted, information in these notes to the consolidated financial statements relates to continuing operations. As the Partnership is only operating through one operating segment, a segment footnote is no longer required.

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes present and discuss the Partnership’s consolidated financial position as of December 31, 2020 and 2021, and the consolidated results of the Partnership’s operations, cash flows and changes in partners’ capital (deficit) for the years ended December 31, 2020 and 2021. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. Management makes significant estimates including: (1) estimated cash flows and fair values inherent in impairment tests; (2) the estimated fair value of financial instruments; and (3) liability and contingency accruals. Although management believes these estimates are reasonable, actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash and all investments with original maturities of three months or less which are readily convertible into known amounts of cash.

ACCOUNTS RECEIVABLE - The Partnership reviews all outstanding accounts receivable balances on a monthly basis and records a reserve for amounts that the Partnership expects will not be fully recovered. Although the Partnership considers its allowance for doubtful trade accounts receivable to be adequate, there is no assurance that actual amounts will not vary significantly from estimated amounts. The Partnership had no amounts that qualified for a reserve at both December 31, 2020 and 2021.

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

Acquired customer contracts are capitalized and amortized over useful lives ranging from approximately 5 to 10 years using the straight-line method of amortization. An impairment loss is recognized for definite-lived intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

The Partnership had no asset impairment charges for the years ended December 31, 2020 and 2021.

DEBT ISSUANCE COSTS - Costs incurred in connection with the issuance of long-term debt related to the Partnership’s credit agreement are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

GOODWILL - Goodwill represents the excess of the cost of acquisitions over the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested annually in December for impairment or when events and circumstances warrant an interim evaluation. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Partnership currently has one reporting unit, asphalt terminalling services. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Entities may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Should the quantitative assessment be required, the Partnership’s valuation would generally be based on the estimated discounted future net cash flows of the reporting unit, utilizing discount rates and other factors in determining the fair value of the reporting unit. The Partnership utilized the qualitative assessment in 2020 and 2021, and no impairment expense was recorded in either period.

ENVIRONMENTAL MATTERS - Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Partnership had no loss contingencies related to environmental matters as of December 31, 2020 and 2021.

REVENUE RECOGNITION - The Partnership recognizes service revenue in accordance with ASC 606 and lease revenue in accordance with ASC 842. See Note 4 for detailed discussion regarding the Partnership’s revenue recognition policies.

INCOME AND OTHER TAXES - For federal and most state income tax purposes, the majority of income, gains, losses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership and are subject to income tax at the individual partner level. The Partnership is subject to the Texas state franchise (margin) tax, and the earnings associated with the Partnership’s taxable subsidiary are subject to federal and state income taxes. The Partnership's estimated liability related to these taxes is immaterial for both the years ended December 31, 2020 and 2021, and is reflected on the Partnership’s consolidated statements of operations as “Provision for income taxes.” See Note 19 for a discussion of certain risks related to the Partnership’s ability to be treated as a partnership for federal income tax purposes.

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

The Partnership classifies unit award grants as either equity or liability awards. All award grants made under the LTIP from its inception through December 31, 2021, have been classified as equity awards. Fair value for award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period of unit award grants, which generally is the vesting period. Fair value for equity awards is calculated as the closing price of the Partnership’s common units representing limited partner interests in the Partnership (“common units”) on the grant date and is reduced by the present value of estimated cash distributions to be paid on common units during the vesting period to the extent a unit award does not include DERs. Compensation expense related to unit-based payments is included in operating and general and administrative expenses on the Partnership’s consolidated statements of operations.

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

The Partnership is both a lessee and a lessor. For lessee contracts, the length of lease agreements varies from less than one year to approximately twenty-five years. The Partnership has elected to not record lease assets and liabilities for leases with a lease term at commencement of 12 months or less; such leases are expensed as paid. If a lease contains an option to extend the lease term and there is reasonable certainty the option will be exercised, the option is considered in the lease term at inception. The Partnership has elected to not separate non-lease components (e.g., common area maintenance) from lease components on real estate leases, accordingly the recognized lease asset and lease liability incorporate in their measurement payments for non-lease components. Certain leases include variable lease payments as the amounts are subject to change over the lease term. When the interest rate implicit in the leases is unable to be determined, the incremental borrowing rate related to the Partnership's revolving credit facility is used to capitalize the right-of-use asset and lease liability. See Note 4 for the Partnership’s policies on agreements in which it is the lessor.

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

Asphalt storage, throughput and handling contracts also contain variable consideration in the form of reimbursements of utility, fuel and power expenses and throughput fees. Utility, fuel and power reimbursements are allocated entirely to the service component of the contracts. Utility, fuel and power reimbursements relate directly to the distinct monthly service that makes up the overall performance obligation and revenue is recognized in the period in which the service takes place. Variable consideration related to reimbursements of utility, fuel and power expenses is billed in the month subsequent to the period of service, and payment is due within 30 days of billing. Throughput fees are allocated to both the lease and service component of the contracts using the allocation percentages from contract inception. In accordance with ASC 842, the lease component of variable throughput fees is recognized in the period when the changes in facts and circumstances on which the variable payment is based occur. Additionally, under ASC 842, when variable consideration contains both a lease and non-lease service component, the service component cannot be recognized until the period in which the changes in facts and circumstances on which the variable payment is based occur. At that time, it can be recognized in accordance with ASC 606. The service component of variable throughput fees is treated as a change in estimate in the period changes in facts and circumstances on which the variable payment is based occur and is then recognized on a straight-line basis over time as the customer receives and consumes benefits. Payment on variable throughput consideration is due within 30 days of billing.

The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from
	Contracts with	Revenue from
	Customers(1)	Leases	Total
2022	$39,697	$59,647	$99,344
2023	31,934	47,952	79,886
2024	31,204	47,164	78,368
2025	28,996	41,095	70,091
2026	19,948	24,759	44,707
Thereafter	18,834	22,352	41,186
Total revenue related to future performance obligations	$170,613	$242,969	$413,582

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of December 31, 2021.

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers by revenue type is presented as follows (in thousands):

	Year ended December 31, 2020
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$20,303	$14,531	$-	$-	$34,834
Fixed lease revenue	-	-	32,207	24,547	56,754
Variable cost recovery revenue	6,620	3,076	2,205	763	12,664
Variable throughput and other revenue	2,248	421	2,218	1,106	5,993
Total	$29,171	$18,028	$36,630	$26,416	$110,245

	Year ended December 31, 2021
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$20,315	$18,883	$-	$-	$39,198
Fixed lease revenue	-	-	31,263	27,142	58,405
Variable cost recovery revenue	8,616	680	1,816	954	12,066
Variable throughput and other revenue	1,784	632	1,986	1,346	5,748
Total	$30,715	$20,195	$35,065	$29,442	$115,417

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

Billed accounts receivable from contracts with customers were $2.1 million and $2.2 million at  December 31, 2020 and 2021, respectively.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.2 million and $3.4 million at December 31, 2020 and 2021, respectively. For the year ended December 31, 2021, the Partnership recognized $2.3 million of revenues that were previously included in the unearned revenue balance for services provided during the period.

Practical Expedients and Exemptions

The Partnership does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

5.	DISCONTINUED OPERATIONS

On December 21, 2020, the Partnership announced executed agreements to sell its crude oil trucking services, crude oil pipeline services, and crude oil terminalling services segments. These segments are reported as discontinued operations in the results of operations and financial position for all periods presented. The crude oil trucking services agreement closed in two phases, one on December 15, 2020, and one on February 2, 2021. The crude oil pipeline services agreement closed on February 1, 2021. Loss recognized on the disposal and classification of held for sale of these assets is reflected in the Statement of Operations for Discontinued Operations for the year ended December 31, 2020 below. The transaction related to the crude oil terminalling services segment closed on March 1, 2021. The Partnership has allocated interest on debt that was required to be repaid as a result of the sales of the crude oil pipeline and terminalling services segment for the years ended December 31, 2020 and 2021.

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

Assets and Liabilities of Discontinued Operations (in thousands)	As of December 31, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Accounts receivable, net	$81	$13,711	$167	$13,959
Plant, property, and equipment	442	23,541	52,854	76,837
Other assets	331	547	5,271	6,149
Total assets of discontinued operations	$854	$37,799	$58,292	$96,945

LIABILITIES
Current liabilities	$1,017	$14,921	$1,310	$17,248
Total liabilities of discontinued operations	$1,017	$14,921	$1,310	$17,248

Assets and Liabilities of Discontinued Operations (in thousands)	As of December 31, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Other Assets	$-	$1	$1	$2
Total assets of discontinued operations	$-	$1	$1	$2

LIABILITIES
Current liabilities	$12	$218	$10	$240
Total liabilities of discontinued operations	$12	$218	$10	$240

Statement of Operations for Discontinued Operations (in thousands)
	Year ended December 31, 2020
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$5,293	$1,689	$16,856	$23,838
Intercompany service revenue	5,587	-	-	5,587
Third-party product sales revenue	-	157,544	-	157,544
Costs and expenses:
Operating expense	12,386	13,427	8,561	34,374
Intercompany operating expense	-	5,587	-	5,587
Cost of product sales	-	52,624	-	52,624
Cost of product sales from related party	-	86,247	-	86,247
General and administrative expense	284	385	-	669
Asset impairment expense	1,330	2,821	2,266	6,417
Gain on sale of assets	(11)	(445)	(734)	(1,190)
Interest expense	11	960	4,348	5,319
Loss on disposal/classification as held for sale(1)	1,847	37,249	-	39,096
Income (loss) before income taxes	(4,967)	(39,622)	2,415	(42,174)
Provision for income taxes	3	(2)	-	1
Net income (loss) from discontinued operations	$(4,970)	$(39,620)	$2,415	$(42,175)

(1)	Included in the crude oil trucking services segment is a loss on disposal recorded during December 2020 for the first phase closing of $1.1 million, and a loss on the classification on assets held for sale as of December 31, 2020, for the second phase closing on February 2, 2021, of $0.7 million.

Statement of Operations for Discontinued Operations (in thousands)	Year ended December 31, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$9	$535	$5,097	$5,641
Intercompany service revenue	409	-	-	409
Third-party product sales revenue	-	15,591	-	15,591
Costs and expenses:
Operating expense	1,416	1,564	2,189	5,169
Intercompany operating expense	-	409	-	409
Cost of product sales	-	4,994	-	4,994
Cost of product sales from related party	-	9,461	-	9,461
General and administrative expense	61	112	-	173
Tangible asset impairment expense	92	40	23	155
(Gain) loss on disposal of assets	23	(1,720)	(73,499)	(75,196)
Interest expense	-	72	635	707
Income (loss) before income taxes	(1,174)	1,194	75,749	75,769
Provision for income taxes	(3)	-	-	(3)
Net income (loss) from discontinued operations	$(1,171)	$1,194	$75,749	$75,772

Select Cash Flow Information (in thousands)
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
	Year ended December 31, 2020
Depreciation and amortization	$719	$4,550	$4,383	$9,652
Capital expenditures	$2,074	$4,555	$720	$7,349

	Year ended December 31, 2021
Amortization	$3	$14	$41	$58
Capital expenditures	$-	$30	$106	$136

6.	PROPERTY, PLANT AND EQUIPMENT

	Estimated
	Useful Lives	As of December 31,
	(Years)	2020	2021
		(dollars in thousands)
Land	N/A	$21,826	$21,826
Land improvements	10-20	5,024	5,125
Storage and terminal facilities	10-35	249,977	257,433
Office property and equipment and other	3-30	23,278	21,751
Construction-in-progress	N/A	2,165	4,355
Property, plant and equipment, gross		302,270	310,490
Accumulated depreciation		(197,561)	(204,101)
Property, plant and equipment, net		$104,709	$106,389

Property, plant and equipment under operating leases at December 31, 2021, in which the Partnership is the lessor, had a cost basis of $305.4 million and accumulated depreciation of $199.3 million.

Depreciation expense for the years ended  December 31, 2020 and 2021, was $11.0 million and $9.4 million, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net of accumulated amortization, consist of the following:

	As of December 31,
	2020	2021
	(in thousands)
Customer contracts	$16,022	$16,022
Accumulated amortization of intangible assets	(8,491)	(10,934)
Intangible assets, net	$7,531	$5,088

Amortization expense related to intangibles for each of the years ended December 31, 2020 and 2021, was $2.4 million. The estimated aggregate future amortization expense on amortizable intangible assets currently owned by the Partnership is as follows (in thousands):

For year ending:
December 31, 2022	$4,033
December 31, 2023	387
December 31, 2024	387
December 31, 2025	281
December 31, 2026	-
Thereafter	-
Total estimated aggregate amortization expense	$5,088

Customer contracts include $7.6 million and $8.4 million related to the acquisition of asphalt facilities in March 2018 and February 2016, respectively. The customer contracts are being amortized over a range of 5 to 10 years.

8.	DEBT

On May 26, 2021, the Partnership entered into an amended and restated credit agreement with a revolving loan facility from $300.0 million. As of  March 1, 2022, approximately $110.0 million of revolver borrowings and $0.6 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with available capacity of approximately $189.4 million for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds may be limited by the financial covenants in the credit agreement. The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

Borrowings under the credit agreement bear interest, at the Partnership’s option, at either the reserve-adjusted eurodollar rate (as defined in the credit agreement) (“eurodollar rate”) plus an applicable margin which ranges from 2.0% to 3.25% or the alternate base rate (the highest of the agent bank’s prime rate, the federal funds effective rate plus 0.5% and the 30-day eurodollar rate plus 1.0%) plus an applicable margin which ranges from 1.0% to 2.25%. The Partnership pays a per annum fee on all letters of credit issued under the credit agreement, which fee equals the applicable margin for loans accruing interest based on the eurodollar rate, and the Partnership pays a commitment fee ranging from 0.375% to 0.5% on the unused commitments under the credit agreement. The applicable margins for the Partnership’s interest rate, the letters of credit fee and the commitment fee vary quarterly based on the Partnership’s consolidated total leverage ratio (as defined in the credit agreement, being generally computed as the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges).

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

At December 31, 2021, the Partnership’s consolidated total leverage ratio was 1.84 to 1.00 and the consolidated interest coverage ratio was 15.79 to 1.00. The Partnership was in compliance with all covenants of its credit agreement as of December 31, 2021. The Partnership was in compliance with all covenants of its credit agreement as of December 31, 2021. Based on current operating plans and forecasts, the Partnership expects to remain in compliance with all covenants of the credit agreement for at least the next year.

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

The following table sets forth financial information pertaining to the credit agreement (dollars in thousands):

	Year Ended December 31,
	2020	2021
Debt issuance costs capitalized	$-	$3,100
Write-off of debt issuance costs due to amendments	$-	$147
Write-off of debt issuance costs due to new credit facility	$-	$583
Interest expense related to amortization of debt issuance costs	$1,004	$856
Credit facility interest expense(1)	$4,611	$3,350
Weighted average interest rate under credit facility(1)	3.97%	3.70%

(1) Excludes interest expense related to amortization and write-off of debt issuance costs for the year ending December 31, 2021.

9.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, Preferred Units, general partner units, and common units are first allocated net income to the extent they receive a distribution. Next, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. For the year ended December 31, 2021, the Preferred Units were also allocated income for the excess consideration paid over carrying value for the repurchase of Preferred Units. The remainder is allocated to common units. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Year ended December 31,
	2020	2021
Net income (loss)	$(13,480)	$110,530
General partner interest in net income (loss)	(213)	1,751
Preferred interest in net income	25,115	24,824
Net income (loss) available to limited partners	$(38,382)	$83,955

Basic and diluted weighted average number of units:
Common units	41,104	41,484
Restricted and phantom units	1,285	1,453
Total units	42,389	42,937

Basic and diluted net income (loss) from discontinued operations per common unit	$(0.98)	$1.74
Basic and diluted net income from continuing operations per common unit	$0.07	$0.22
Basic and diluted net income (loss) per common unit	$(0.91)	$1.96

10.	PARTNERS’ CAPITAL (DEFICIT) AND DISTRIBUTIONS

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

•	thereafter, 50.4% to all unitholders holding common units or Class B units, pro rata, and 49.6% to the general partner.

Distributions are also paid to the holders of restricted units and phantom units as disclosed in Note 13.

The Partnership paid the following distributions on the Preferred Units during the years ended  December 31, 2020 and 2021 (in thousands):

Year			Paid to Preferred	Partner
Paid	Periods Covered	Total	Unitholders	Paid to General
2020	Quarters ending December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020	$25,519	$25,115	$404
2021	Quarters ending December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021	$25,138	$24,740	$398

In addition, on January 25, 2022, the Board approved a cash distribution of $0.17875 per outstanding Preferred Unit for the quarter ending December 31, 2021. The Partnership paid this distribution on the Preferred Units on February 14, 2022, to unitholders of record as of February 7, 2022. The total distribution was approximately $6.2 million, with approximately $6.2 million and $0.1 million paid to the Partnership’s preferred unitholders and general partner, respectively.

The Partnership paid the following distributions on the common units during the years ended  December 31, 2020 and 2021 (in thousands):

Year			Paid to Common	Paid to General	Paid to Phantom and Restricted Unitholders Under
Paid	Periods Covered	Total	Unitholders	Partner	the LTIP
2020	Quarters ending December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020	$6,887	$6,576	$109	$202
2021	Quarters ending December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021	$6,977	$6,637	$111	$229

In addition, on January 25, 2022, the Board approved a cash distribution of $0.0425 per outstanding common unit for the quarter ending December 31, 2021. The distribution was paid on February 14, 2022, to unitholders of record as of February 7, 2022. The total distribution was approximately $1.9 million, with approximately $1.8 million paid to the Partnership’s common unitholders and less than $0.1 million paid to the both the Partnership’s general partner and holders of phantom and restricted units pursuant to awards granted under the LTIP.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Significant customers are defined as those who represent 10% or more of our total consolidated revenues during the year.

For the year ended December 31, 2021, Ergon accounted for approximately 43% of the Partnership’s total revenues. In addition, two third-party customers accounted for 14% and 13% of the Partnership’s total revenues.

For the year ended December 31, 2020, Ergon accounted for approximately 40% of the Partnership’s total revenues. In addition, two third-party customers accounted for 12% and 15% of the Partnership’s total revenues.

12.	RELATED-PARTY TRANSACTIONS

The Partnership leases facilities to Ergon and provides liquid asphalt terminalling services to Ergon. For the years ended December 31, 2020 and 2021, the Partnership recognized revenues of $44.4 million and $49.6 million, respectively, for services provided to Ergon. See additional discussion below regarding material asphalt operating lease contracts and storage, throughput and handling contracts. As of December 31, 2020 and 2021, the Partnership had receivables from Ergon of $0.5 million and $0.4 million, respectively.

As of December 31, 2020 and 2021, the Partnership has unearned revenues from Ergon of $8.8 million and $9.3 million, respectively, which primarily relates to cash received in December for the following  January lease and storage fees, and capital project reimbursements and deductibles that are being recognized straight-line over the term of the existing revenue contracts.

Effective April 1, 2018, the Partnership entered into an agreement with Ergon under which the Partnership purchases crude oil in connection with its crude oil marketing operations. For the years ended December 31, 2020 and 2021, the Partnership made purchases of crude oil under this agreement totaling $92.1 million and $9.5 million, respectively. This agreement terminated upon the closing of the sale of the crude oil pipeline services business on February 1, 2021.

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

Ergon 2020 Master Storage, Throughput and Handling Agreement

In August 2020, the Partnership and Ergon entered into the “2020 Master Storage, Throughput and Handling Agreement”, effective August 1, 2020, which replaced the three agreements noted below and all related amendments. Pursuant to this agreement, the Partnership provides Ergon with storage and terminalling services at 22 facilities through December 31, 2027. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the years ended December 31, 2020 and 2021, the Partnership generated revenues under this agreement of $16.8 million and $39.5 million, respectively.

Ergon Operating and Maintenance Agreement

In August 2020, the Partnership and Ergon also entered into the Operating and Maintenance Agreement, effective August 1, 2020, pursuant to which Ergon will provide certain operations and maintenance services to the 22 facilities also under the 2020 Master Storage, Throughput and Handling Agreement through  December 31, 2025, with automatic one-year renewals unless either party cancels. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the years ended December 31, 2020 and 2021, the Partnership recognized expense under this agreement of $7.7 million and $18.6 million, respectively.

Ergon Lessee Operated Facility Lease Agreement and Previous Agreements

In March 2019, the Partnership and Ergon entered into a facilities lease agreement (the “Ergon Lessee Operated Facility Lease Agreement”) covering 12 facilities. The facilities covered by this agreement were previously accounted for under two separate agreements. This agreement was effective January 1, 2019, and on August 1, 2020, was replaced with the Ergon 2020 Master Storage, Throughput and Handling Agreement discussed above. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the year ended December 31, 2020, the Partnership generated revenues under this agreement of $4.4 million.

Ergon 2016 Storage and Handling Agreement

In October 2016, the Partnership and Ergon entered into a storage, throughput and handling agreement (the “Ergon 2016 Storage and Handling Agreement”) pursuant to which the Partnership provides Ergon storage and terminalling services at nine asphalt facilities. In July 2018, the Partnership sold one of the facilities to Ergon and the agreement was amended accordingly. The term of the Ergon 2016 Storage, Throughput and Handling Agreement commenced on October 5, 2016, and in August 2020, was replaced with the Ergon 2020 Master Storage, Throughput and Handling Agreement discussed above. The Board’s conflicts committee reviewed and approved this agreement in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the year ended  December 31, 2020, the Partnership generated revenue under this agreement of $12.0 million.

Ergon Fontana and Las Vegas Storage Throughput and Handling Agreement

In October 2016, the Partnership and Ergon entered into a storage, throughput and handling agreement (the “Ergon Fontana and Las Vegas Storage Throughput and Handling Agreement”) pursuant to which the Partnership provides Ergon storage and terminalling services at two asphalt facilities. The original Ergon Fontana and Las Vegas Master Facilities Lease Agreement commenced on May 18, 2009, and was a part of previous agreement that expired in 2018. A new agreement was executed in March 2019 with an effective date of January 1, 2019, and, on  August 1, 2020, was replaced with the Ergon 2020 Master Storage, Throughput and Handling Agreement discussed above. The Board’s conflicts committee reviewed and approved these agreements in accordance with the Partnership’s procedures for approval of related-party transactions and the provisions of the partnership agreement. During the year ended December 31, 2020, the Partnership generated revenues under this agreement of $3.5 million.

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

Each year, restricted common units are granted to the independent directors. The directors may receive units that do have vesting requirements and units that do not have vesting requirements. In December 2021, the directors received 21,228 units with a grant date fair value of $3.26 per unit and a total grant date fair value of $0.1 million, that do not have a vesting requirement. In December 2019, 2020, and 2021, the directors also received units that vest in one-third increments over three years. The following table includes information on outstanding grants made to the directors under the LTIP subject to vesting requirements:

		Weighted Average	Grant Date Total Fair
	Number of	Grant Date Fair	Value
Grant Date	Units	Value	(in thousands)
December 2019	7,500	$1.07	$8
December 2020	7,500	$2.06	$15
December 2021	22,743	$3.26	$74

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

Compensation expense for the equity awards is calculated as the number of unit awards less forfeitures, multiplied by the grant date fair value of those awards. The Partnership estimates forfeiture rates based on historical forfeitures under the LTIP. The unrecognized estimated compensation cost relating to outstanding phantom and restricted units at  December 31, 2021 was $1.1 million, which will be recognized over the remaining vesting period. On January 1, 2022, 426,297 units of the March 2019 grant vested.

The Partnership’s equity-based incentive compensation expense for each of the years ended  December 31, 2020 and 2021, was $0.8 million.

Activity pertaining to phantom common units and restricted common unit awards granted under the LTIP is as follows:

	Number of	Grant Date Fair
	Units	Value
Nonvested, December 31, 2020	1,350,366	$1.81
Granted	574,406	2.75
Vested	369,482	4.00
Forfeited	-	-
Nonvested, December 31, 2021	1,555,290	$1.66

14.	EMPLOYEE BENEFIT PLAN

Under the Partnership’s 401(k) Plan, which was instituted in 2009, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Plan. The Partnership  may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. The Partnership recognized expense of $0.6 million and $0.5 million for the years ended December 31, 2020 and 2021, respectively, for discretionary contributions under the 401(k) Plan.

The Partnership may also make annual lump-sum contributions to the 401(k) Plan irrespective of the employee’s contribution match. The Partnership may make a discretionary annual contribution in the form of profit sharing calculated as a percentage of an employee’s eligible compensation. This contribution is retirement income under the qualified 401(k) Plan. Annual profit sharing contributions to the 401(k) Plan are submitted to the Board for approval. The Partnership recognized expense of $0.6 million and $0.5 million for the years ended December 31, 2020 and 2021, respectively, for discretionary profit sharing contributions under the 401(k) Plan.

Under the Partnership’s Employee Unit Purchase Plan (the “EUPP”), which was instituted in January 2015, employees have the opportunity to acquire or increase their ownership of common units representing limited partner interests in the Partnership. Eligible employees who enroll in the EUPP may elect to have a designated whole percentage, up to a specified maximum, of their eligible compensation for each pay period withheld for the purchase of common units at a discount to the then current market value. A maximum of 1,000,000 common units may be delivered under the EUPP, subject to adjustment for a recapitalization, split, reorganization, or similar event pursuant to the terms of the EUPP. Expense for the EUPP was immaterial for both 2020 and 2021.

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

At December 31, 2020 and 2021, the Partnership was aware of existing conditions that may cause it to incur expenditures in the future for the remediation of existing environmental matters. The Partnership had no environmental remediation loss contingencies as of December 31, 2020 and 2021. Changes in the Partnership’s estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

At December 31, 2021, the carrying values on the consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at December 31, 2021, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (eurodollar rate for the risk-free component) and unobservable company-specific credit spread information. As such, the Partnership considers this debt to be Level 3.

18.	LEASES

The Partnership leases certain office space and land under operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized as paid over the lease term. For real property leases, the Partnership has elected the practical expedient to not separate non-lease components (e.g., common-area maintenance costs) from lease components and to instead account for each component as a single lease component. For leases that do not contain an implicit interest rate, the Partnership uses its most recent incremental borrowing rate.

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

Future commitments, including options to extend lease terms that are reasonably certain of being exercised, related to leases at  December 31, 2021, are summarized below (in thousands):

Operating Leases
Twelve months ending December 31, 2022	$1,708
Twelve months ending December 31, 2023	1,615
Twelve months ending December 31, 2024	989
Twelve months ending December 31, 2025	887
Twelve months ending December 31, 2026	869
Thereafter	4,716
Total	10,784
Less: Interest	2,663
Present value of lease liabilities	$8,121

The following table summarizes the Partnership’s total lease cost by type as well as cash flow information (in thousands):

		Year ended December 31, 2021
	Classification	2020	2021
Total Lease Cost by Type:
Operating lease cost(1)	Operating Expense	$1,953	$1,920
Short-term lease cost	Operating Expense	172	122
Net lease cost		$2,125	$2,042
Supplemental cash flow disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases		$1,400	$1,895
Leased assets obtained in exchange for new operating lease liabilities		$119	$884

(1)	Includes variable lease costs, which are immaterial.

As of
December 31,
2021
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	10.0
Weighted-average discount rate	5.5%

19.	INCOME TAXES

The anticipated after-tax economic benefit of an investment in the Partnership’s common units depends largely on the Partnership being treated as a partnership for federal income tax purposes. If less than 90% of the gross income of a publicly traded partnership, such as the Partnership, for any taxable year is “qualifying income” from sources such as the transportation, marketing (other than to end users), or processing of crude oil, natural gas or products thereof, interest, dividends, or similar sources, that partnership will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years.

If the Partnership were treated as a corporation for federal income tax purposes, then it would pay federal income tax on its income at the applicable corporate tax rate in addition to state income tax at varying rates. Distributions would generally be taxed again to unitholders as corporate distributions and none of the Partnership’s income, gains, losses, deductions, or credits would flow through to its unitholders. Because a tax would be imposed upon the Partnership as an entity, cash available for distribution to its unitholders would be substantially reduced. Treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of the Partnership’s common units.

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