Form 10-Q
period 2022-03-31
Blueknight Energy Partners, L.P.
filed 2022-05-05
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

 As of April 29, 2022, there were 34,406,683 Series A Preferred Units and 41,856,847 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2021	March 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,172	$1,052
Accounts receivable, net	2,989	4,938
Receivables from related parties, net	369	615
Other current assets	3,112	5,815
Current assets of discontinued operations	2	-
Total current assets	7,644	12,420
Property, plant and equipment, net of accumulated depreciation of $204,101 and $206,495 at December 31, 2021, and March 31, 2022, respectively	106,389	116,028
Goodwill	6,728	6,728
Debt issuance costs, net	2,854	2,652
Operating lease assets	7,855	7,539
Intangible assets, net	5,088	4,088
Other noncurrent assets	340	735
Total assets	$136,898	$150,190
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$2,105	$2,627
Accounts payable to related parties	1,047	2,023
Accrued interest payable	250	293
Accrued property taxes payable	1,660	1,618
Unearned revenue	1,932	2,799
Unearned revenue with related parties	4,875	1,619
Accrued payroll	4,782	1,789
Current operating lease liability	1,418	1,383
Other current liabilities	1,711	4,074
Current liabilities of discontinued operations	240	-
Total current liabilities	20,020	18,225
Long-term unearned revenue with related parties	4,390	4,351
Other long-term liabilities	228	289
Noncurrent operating lease liability	6,703	6,394
Long-term debt	98,000	115,000
Commitments and contingencies (Note 12)
Partners’ capital (deficit):
Common unitholders (41,550,681 and 41,856,847 units issued and outstanding at December 31, 2021, and March 31, 2022, respectively)	390,310	388,702
Preferred unitholders (34,406,683 units issued and outstanding at both dates)	248,729	248,729
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(631,482)	(631,500)
Total partners’ capital	7,557	5,931
Total liabilities and partners’ capital	$136,898	$150,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months Ended March 31,
	2021	2022

Service revenue:
Third-party revenue	$6,919	$7,606
Related-party revenue	4,849	5,121
Lease revenue:
Third-party revenue	8,303	8,487
Related-party revenue	7,004	7,246
Total revenue	27,075	28,460
Costs and expenses:
Operating expense	15,880	17,576
General and administrative expense	3,982	3,371
Loss on disposal of assets	-	24
Total costs and expenses	19,862	20,971
Operating income	7,213	7,489
Other income (expenses):
Other income	233	127
Interest expense	(1,333)	(964)
Income before income taxes	6,113	6,652
Provision for income taxes	10	10
Income from continuing operations	6,103	6,642
Income from discontinued operations, net	75,550	-
Net income	$81,653	$6,642

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$1,292	$105
Preferred interest in net income	$6,341	$6,150
Net income available to limited partners	$74,020	$387

Basic and diluted net income from discontinued operations per common unit	$1.75	$-
Basic and diluted net income (loss) from continuing operations per common unit	$(0.01)	$0.01
Basic and diluted net income per common unit	$1.74	$0.01

Weighted average common units outstanding - basic and diluted	41,430	41,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, December 31, 2020	$312,591	$253,923	$(632,737)	$(66,223)
Net income	73,896	6,465	1,292	81,653
Equity-based incentive compensation	(80)	-	3	(77)
Repurchase of preferred units	-	(5,163)	-	(5,163)
Distributions	(1,700)	(6,279)	(128)	(8,107)
Proceeds from sale of 32,696 common units pursuant to the Employee Unit Purchase Plan	48	-	-	48
Balance, March 31, 2021	$384,755	$248,946	$(631,570)	$2,131

Balance, December 31, 2021	$390,310	$248,729	$(631,482)	$7,557
Net income	386	6,150	106	6,642
Equity-based incentive compensation	245	-	4	249
Distributions	(1,827)	(6,150)	(128)	(8,105)
Proceeds from sale of 25,772 common units pursuant to the Employee Unit Purchase Plan	77	-	-	77
Other	(489)	-	-	(489)
Balance, March 31, 2022	$388,702	$248,729	$(631,500)	$5,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended March 31,
	2021	2022
	(unaudited)
Cash flows from operating activities:
Net income	$81,653	$6,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,065	3,397
Amortization and write-off of debt issuance costs	391	209
Tangible asset impairment charge	156	-
(Gain) loss on disposal of assets	(75,069)	24
Equity-based incentive compensation	(77)	249
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,022	(1,948)
Increase in receivables from related parties	(157)	(246)
Decrease (increase) in other current assets	1,630	(1,202)
Decrease (increase) in other non-current assets	379	(80)
Increase in accounts payable	412	381
Increase (decrease) in payables to related parties	(17)	38
Decrease in accrued crude oil purchases	(3,868)	-
Decrease in accrued crude oil purchases to related parties	(8,842)	-
Increase in accrued interest payable	5	43
Decrease in accrued property taxes	(743)	(273)
Increase (decrease) in unearned revenue	(373)	918
Decrease in unearned revenue from related parties	(227)	(3,545)
Decrease in accrued payroll	(3,822)	(3,002)
Increase (decrease) in other accrued liabilities	860	(572)
Net cash provided by operating activities	5,378	1,033
Cash flows from investing activities:
Capital expenditures	(2,044)	(9,600)
Net proceeds (costs) of asset disposal	155,316	(24)
Net cash provided by (used in) investing activities	153,272	(9,624)
Cash flows from financing activities:
Payments on other financing activities	(171)	(501)
Debt issuance costs	(49)	-
Borrowings under credit agreement	48,000	28,000
Payments under credit agreement	(194,000)	(11,000)
Proceeds from equity issuance	48	77
Repurchase of preferred units	(5,163)	-
Distributions	(8,107)	(8,105)
Net cash provided by (used in) financing activities	(159,442)	8,471
Net decrease in cash and cash equivalents	(792)	(120)
Cash and cash equivalents at beginning of period	805	1,172
Cash and cash equivalents at end of period	$13	$1,052

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$(74)	$2,434
Increase in accrued liabilities related to insurance premium financing agreement	$1,208	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2022, the condensed consolidated statements of changes in partners’ capital (deficit) for the three months ended March 31, 2021 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2022, are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods. All adjustments are of a recurring nature unless otherwise disclosed herein. The 2021 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022 (the “2021 Form 10-K”). Interim financial results are not necessarily indicative of the results to be expected for an annual period. The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2021 Form 10-K.

3.	REVENUE

The Partnership recognizes revenue from contracts with customers as well as lease revenue. The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers(1)	Revenue from Leases	Total
Remainder of 2022	$30,529	$45,549	$76,078
2023	36,739	53,125	89,864
2024	36,009	52,337	88,346
2025	33,801	46,268	80,069
2026	24,753	30,670	55,423
Thereafter	23,639	33,902	57,541
Total revenue related to future performance obligations	$185,470	$261,851	$447,321

___________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of March 31, 2022.

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers and lease revenue by revenue type is presented as follows (in thousands):

	Three Months Ended March 31, 2021
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$5,064	$4,721	$-	$-	$9,785
Fixed lease revenue	-	-	7,801	6,785	14,586
Variable cost recovery revenue	1,735	128	502	219	2,584
Variable throughput and other revenue	120	-	-	-	120
Total	$6,919	$4,849	$8,303	$7,004	$27,075

	Three Months Ended March 31, 2022
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$5,186	$4,861	$-	$-	$10,047
Fixed lease revenue	-	-	8,122	6,988	15,110
Variable cost recovery revenue	2,313	260	363	258	3,194
Variable throughput and other revenue	107	-	2	-	109
Total	$7,606	$5,121	$8,487	$7,246	$28,460

Contract Balances

Accounts receivable from contracts with customers were $2.2 million and $2.1 million at December 31, 2021, and March 31, 2022, respectively. Contract assets were $2.0 million at March 31, 2022, and were immaterial at December 31, 2021.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.4 million and $2.5 million at  December 31, 2021, and March 31, 2022, respectively. For the three months ended March 31, 2022, the Partnership recognized $1.6 million of revenues that were previously included in the unearned revenue balance.

Practical Expedients and Exemptions

The Partnership does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

4.	DISCONTINUED OPERATIONS

On December 21, 2020, the Partnership announced that it entered into agreements to sell its crude oil trucking services, crude oil pipeline services, and crude oil terminalling services segments. These segments are reported as discontinued operations in the results of operations and financial position for all periods presented. The crude oil trucking services agreement closed in two phases, one on December 15, 2020, and one on February 2, 2021. The crude oil pipeline services agreement closed on February 1, 2021. Loss recognized on the classification of held for sale and disposal of these assets was recorded in the year ended  December 31, 2020. The transaction related to the crude oil terminalling services segment closed on March 1, 2021. The Partnership has allocated interest to discontinued operations on debt that was required to be repaid as a result of the sales of the crude oil pipeline and terminalling services segments for the three months ended March 31, 2021.

As part of the crude oil pipeline sale, $1.2 million of the gross sale proceeds are currently being held in escrow, subject to post-closing settlement terms and conditions. The Partnership expects to receive the majority of this in increments over the two years following the date of sale.

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

Assets and Liabilities of Discontinued Operations (in thousands)	As of December 31, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Other assets	-	1	1	2
Total assets of discontinued operations	$-	$1	$1	$2

LIABILITIES
Current liabilities	$12	$218	$10	$240
Total liabilities of discontinued operations	$12	$218	$10	$240

Statement of Operations for Discontinued Operations (in thousands)	Three Months Ended March 31, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$9	$413	$3,643	$4,065
Intercompany service revenue	409	-	-	409
Third-party product sales revenue	-	15,591	-	15,591
Costs and expenses:
Operating expense	1,333	1,438	910	3,681
Intercompany operating expense	-	409	-	409
Cost of product sales	-	4,994	-	4,994
Cost of product sales from related party	-	9,461	-	9,461
General and administrative expense	59	118	-	177
Tangible asset impairment expense	92	41	23	156
Gain on disposal of assets	(3)	(1,694)	(73,372)	(75,069)
Interest expense	-	72	634	706
Income (loss) before income taxes	(1,063)	1,165	75,448	75,550
Provision for income taxes	-	-	-	-
Net income (loss) from discontinued operations	$(1,063)	$1,165	$75,448	$75,550

Select cash flow information (in thousands)
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
	Three Months Ended March 31, 2021
Amortization	$3	$14	$15	$32
Capital expenditures	$-	$10	$109	$119

5.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful	December 31,	March 31,
	Lives (Years)	2021	2022
		(dollars in thousands)
Land	N/A	$21,826	$23,313
Land improvements	10-20	5,125	5,145
Storage and terminal facilities	10-35	257,433	262,453
Office property and equipment and other	3-30	21,751	22,529
Construction-in-progress	N/A	4,355	9,083
Property, plant and equipment, gross		310,490	322,523
Accumulated depreciation		(204,101)	(206,495)
Property, plant and equipment, net		$106,389	$116,028

Capital expenditures for the three months ended March 31, 2022, include an asphalt terminal and industrial park acquisition that closed in January 2022 and costs related to an expansion project at an existing terminal.

6.	DEBT

On May 26, 2021, the Partnership entered into an amended and restated credit agreement with a revolving loan facility of $300.0 million. As of  April 29, 2022, approximately $110.0 million of revolver borrowings and $0.6 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $189.4 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds is limited by the financial covenants in the credit agreement. The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

The minimum permitted consolidated interest coverage ratio (as defined in the credit agreement, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest expense) is 2.50 to 1.00.In addition, the credit agreement contains various covenants that, among other restrictions, limit the Partnership’s ability to:

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

At  March 31, 2022, the Partnership’s consolidated total leverage ratio was  2.17 to 1.00 and the consolidated interest coverage ratio was 16.66 to 1.00. The Partnership was in compliance with all covenants of its credit agreement as of  March 31, 2022. B ased on current operating plans and forecasts, the Partnership expects to remain in compliance with all covenants of the credit agreement for at least the next year.

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

The following table sets forth financial information pertaining to the credit agreement (in thousands, except for interest rate):

	Three Months Ended March 31,
	2021	2022
Debt issuance costs capitalized	$49	$8
Write off of debt issuance costs due to amendments(1)	147	-
Interest expense related to amortization of debt issuance costs	244	209
Credit facility interest expense(2)	942	779
Weighted average interest rate under credit facility(2)	3.83%	3.69%

___________________

(1)	On January 8, 2021, the previous credit facility was amended to, among other things, reduce the revolving loan facility from $400.0 million to $350.0 million upon the sale of the crude oil terminalling segment.
(2)	Excludes interest expense related to amortization and write off of debt issuance costs for the three months ending March 31, 2021.

7.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, preferred units, general partner units, and common units are first allocated net income to the extent they receive a distribution. Next, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. For the three months ended March 31, 2022, the preferred units were also allocated income for the excess consideration paid over carrying value for the repurchase of preferred units. The remainder is allocated to common units. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months Ended March 31,
	2021	2022
Net income	$81,653	$6,642
General partner interest in net income	1,292	105
Preferred interest in net income	6,341	6,150
Net income available to limited partners	$74,020	$387

Basic weighted average number of units:
Common units	41,430	41,817
Restricted and phantom units	1,166	1,279
Total units	42,596	43,096

Basic and diluted net income from discontinued operations per common unit	$1.75	$-
Basic and diluted net income (loss) from continuing operations per common unit	$(0.01)	$0.01
Basic and diluted net income per common unit	$1.74	$0.01

8.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

During the three months ended March 31, 2021, the Partnership repurchased a total of 688,417 outstanding preferred units at $7.50 per unit or total cash consideration of $5.2 million. The consideration paid was based on the fair market value of the units at the time of purchase. The carrying value of the units was $7.23 per unit. The preferred units were allocated additional net income for the three months ended March 31, 2021, of $0.2 million for the consideration paid in excess of carrying value. All repurchased units were subsequently retired.

On April 26, 2022, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended March 31, 2022. The Partnership will pay this distribution on May 13, 2022, to unitholders of record as of May 6, 2022. The total distribution will be approximately $6.2 million, with approximately $6.2 million and $0.1 million to be paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.0425 per outstanding common unit for the three months ended March 31, 2022. The Partnership will pay this distribution on May 13, 2022, to unitholders of record on May 6, 2022. The total distribution will be approximately $1.9 million, with approximately $1.8 million to be paid to the Partnership’s common unitholders, less than $0.1 million to be paid to the general partner, and approximately $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

9.	RELATED-PARTY TRANSACTIONS

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. For the three months ended March 31, 2021 and 2022, the Partnership recognized related-party revenues of $11.9 million and $12.4 million, respectively, for services provided to Ergon. As of December 31, 2021, and March 31, 2022, the Partnership had receivables from Ergon of $0.4 million and $0.6 million, respectively. As of December 31, 2021, and March 31, 2022, the Partnership had unearned revenues from Ergon of $9.3 million and $6.0 million, respectively, which primarily relates to cash received in advance for the following month's lease and storage fees, and capital project reimbursements and deductibles that are being recognized straight-line over the term of the existing revenue contracts.

Ergon also provides certain operations and maintenance services to certain of the Partnership's asphalt facilities that have existing revenue contracts between the parties. For the three months ended March 31, 2021 and 2022, the Partnership recognized operating expense of $4.6 million and $4.8 million, respectively, for these services.

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

Each year, restricted common units are granted to the independent directors that may or may not have vesting requirements. In December 2021, the directors received a total of 21,228 units with a grant date fair value of $3.26 per unit and a total grant date fair value of $0.1 million, that do not have a vesting requirement. The following table includes information on outstanding grants made to the directors under the LTIP that vest in one-third increments over three years:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value(1)	Grant Date Total Fair Value (in thousands)
December 2019	7,500	$1.07	$8
December 2020	7,500	$2.06	$15
December 2021	22,743	$3.26	$74

(1)	Fair value is the closing market price on the grant date of the awards.

The Partnership also grants phantom units to employees. These grants are equity awards under ASC 718 – Stock Compensation and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. All grants made in 2019, 2020 and 2021 vest after three years. The grant made in 2022 vests in one-third increments over three years. The following table includes information on the outstanding grants:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value(1)	Grant Date Total Fair Value (in thousands)
June 2019	46,168	$1.08	$50
March 2020	600,396	$0.90	$540
October 2020	16,339	$1.53	$25
March 2021	530,435	$2.71	$1,437
March 2022	558,411	$3.25	$1,815

(1)	Fair value is the closing market price on the grant date of the awards.

The unrecognized estimated compensation cost of outstanding phantom and restricted units at March 31, 2022, was $3.0 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended March 31, 2021 and 2022, was $0.1 million and $0.2 million, respectively .

Activity pertaining to phantom and restricted common unit awards granted under the LTIP was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1,555,290	$1.66
Granted	558,411	$3.25
Vested	426,297	$1.14
Nonvested at March 31, 2022	1,687,404	$2.30

11.	FAIR VALUE MEASUREMENTS

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

As of December 31, 2021, and  March 31, 2022, the Partnership had no recurring financial assets or liabilities subject to fair value measurement.

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

At March 31, 2022, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at March 31, 2022, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (eurodollar rate for the risk-free component) and unobservable company-specific credit spread information. As such, the Partnership considers this debt to be Level 3.

12.	COMMITMENTS AND CONTINGENCIES

The Partnership is from time to time subject to various legal actions and claims incidental to its business. Management believes that these legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, an accrual is established equal to its estimate of the likely exposure. As part of the consideration for the purchase of the asphalt terminal during the three months ended March 31, 2022, the Partnership assumed environmental liabilities of approximately $2.0 million related to consent orders with a state regulatory agency. The assumption of the environmental liabilities had no impact on the statement of operations, and actual costs are not expected to vary significantly from the current accrual.

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

There have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2022, that are of significance or potential significance to the Partnership.

14.	SUBSEQUENT EVENTS

Merger Agreement

On October 8, 2021, Ergon filed an amendment to its Schedule 13D with the SEC disclosing that Ergon made a non-binding proposal to the Board, pursuant to which Ergon would acquire all the outstanding common units and Preferred Units of the Partnership not already owned by Ergon and its affiliates.

       On April 21, 2022, the Partnership, the General Partner, Ergon Asphalt & Emulsions, Inc. (“Parent”) and Merle, LLC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a wholly owned subsidiary of Parent (the “Merger”).

       Under the terms of the Merger Agreement, at the effective time of the Merger, (i) each issued and outstanding common unit representing a limited partner interest in the Partnership (each, a “Common Unit”) other than Common Units owned by Parent, the Partnership and their subsidiaries will be converted into the right to receive $4.65 in cash without any interest thereon (the “Common Unit Merger Consideration”), and (ii) each issued and outstanding Series A Preferred Unit of the Partnership (each, a “Preferred Unit”), other than Preferred Units owned by Parent, the Partnership and their subsidiaries will be converted into the right to receive $8.75 in cash without any interest thereon (the “Preferred Unit Merger Consideration” and, together with the Common Unit Merger Consideration, the “Merger Consideration”). In connection with the Merger, (i) the General Partner’s non-economic general partner interest in the Partnership, (ii) the incentive distribution rights held by the General Partner and (iii) the Common Units and the Preferred Units owned by Parent and its subsidiaries, in each case, will not be cancelled, will not be converted into the right to receive the Merger Consideration and will remain outstanding following the Merger.

       Immediately prior to the effective time of the Merger, all restricted units and phantom units outstanding immediately prior to the effective time will fully vest, and each holder of such units will receive an amount equal to the Merger Consideration with respect to each such unit that becomes vested pursuant to the terms of the Merger Agreement.

       The Partnership has entered into a Support Agreement, dated as of April 21, 2022 (the “Support Agreement”), with Parent, pursuant to which Parent has agreed to vote the Covered Units (as defined in the Support Agreement) it beneficially owns in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger.

       The Merger is subject to customary closing conditions, including approval of the unitholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, unless we indicate otherwise: (1) “Blueknight,” “our,” “we,” “us” and similar terms refer to Blueknight Energy Partners, L.P., together with its subsidiaries, (2) our “General Partner” refers to Blueknight Energy Partners G.P., L.L.C., and (3) “Ergon” refers to Ergon, Inc., its affiliates and subsidiaries (other than our General Partner and us). The following discussion analyzes the historical financial condition and results of operations of the Partnership and should be read in conjunction with our financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022 (the “2021 Form 10-K”).

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the 2021 Form 10-K.

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

Our 54 asphalt facilities are well-positioned to provide asphalt terminalling services in the market areas they serve throughout the continental United States. With our approximately 9.0 million barrels of total liquid asphalt storage capacity, we provide our customers the ability to effectively manage their liquid asphalt inventories while allowing significant flexibility in their processing and marketing activities. Our asphalt terminalling business delivers a stable cash flow profile through long-term take-or-pay contracts that generally have original terms of 5 to 10 years with options to extend the term. The stability comes from the contract structure that is comprised primarily of fixed fees and cost reimbursements, which make up approximately 95% of our revenues on an annual basis. The remaining revenue is variable, primarily consisting of volume-based throughput fees.

We have contractual agreements in place for all of our asphalt terminalling facilities. We lease certain facilities for operation by our customers and at the remaining facilities we store, process, blend, and manufacture products, among other things, to meet our customers’ specifications. The agreements have, based on a weighted average by remaining fixed revenue, approximately 5.1 years remaining under their terms as of April 29, 2022. Approximately 13% of our tank capacity will expire at the end of 2022 if not renewed with the current customer or a new customer, and the remaining capacity expires at varying times thereafter, through 2035. Our varying contract expiration dates provide for staggered renewals, which provides additional stability to the cash flow.

Merger Agreement

On October 8, 2021, Ergon filed an amendment to its Schedule 13D with the SEC disclosing that Ergon made a non-binding proposal to the Board, pursuant to which Ergon would acquire all the outstanding common units and Preferred Units of the Partnership not already owned by Ergon and its affiliates.

       On April 21, 2022, the Partnership, the General Partner, Ergon Asphalt & Emulsions, Inc., and Merle, LLC, entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a wholly owned subsidiary of Parent.  See Note 14 to our unaudited condensed consolidated financial statements for additional information.

Potential Impact of Certain Factors on Future Revenues

Due to the high percentage of fixed and reimbursement revenue from our long-term contracts, our focus and our primary risk is renewing contracts at favorable terms. Our ability to renew agreements on favorable terms, or at all, could be impacted if our customers experience negative market conditions. These factors include infrastructure spending, the strength of state and local economies, and the level of allocations of tax funding to transportation spending from state or federal funds. Public transportation infrastructure projects historically have been a relatively stable portion of state and federal budgets and represent a significant share of the United States construction market. Federal funds are allocated on a state-by-state basis, and each state is required to match a portion of the federal funds that it receives. Currently, from a macroeconomic view, there are positive indicators for the infrastructure and construction sector, such as the federal infrastructure spending bill that was passed in November 2021 and a recovering economy. However, due to COVID-19 some uncertainty exists. Despite the uncertainty, our cash flows have remained stable and are expected to remain stable. Further, while we are unaware of any potential negative impact of COVID-19 on our business at this time, we continue to monitor the situation.

Infrastructure spending is currently a focus at the federal, state, and local levels. The current federal administration infrastructure spending bill (the Infrastructure Investment and Jobs Act) that was passed in November 2021, provides long-term funding and support for road construction and repair. Increased funding potentially impacts us through favorable customer contract renewals, including facility expansion opportunities, as well as increased customer volumes through our terminals. Separate from these funds, COVID-19 relief funds remain available and could have a positive impact on the allocation of state and local spending. Further, there has been an increase in state and local initiatives to support infrastructure funding, and a high percentage of those initiatives have been approved by voters.

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

The table below summarizes our financial results for the three months ended March 31, 2021 and 2022, reconciled to the most directly comparable GAAP measure:

	Three Months Ended		Variance
Operating results	March 31,		Favorable/(Unfavorable)
(dollars in thousands)	2021	2022	$	%
Fixed fee revenue	$24,371	$25,157	$786	3%
Variable cost recovery revenue	2,584	3,194	610	24%
Variable throughput and other revenue	120	109	(11)	(9)%
Total revenue	27,075	28,460	1,385	5%
Operating expenses, excluding depreciation and amortization	(12,847)	(14,179)	(1,332)	(10)%
Total operating margin, excluding depreciation and amortization	14,228	14,281	53	0%

Depreciation and amortization	3,033	3,397	(364)	(12)%
General and administrative expense	3,982	3,371	611	15%
Loss on disposal of assets	-	24	(24)	N/A
Operating income	7,213	7,489	276	4%

Other income (expenses):
Other income	233	127	(106)	(45)%
Interest expense	(1,333)	(964)	369	28%
Provision for income taxes	(10)	(10)	-	0%
Income from continuing operations	6,103	6,642	539	9%
Income from discontinued operations, net	75,550	-	(75,550)	(100)%
Net income	$81,653	$6,642	$(75,011)	(92)%

Revenues. Total revenues increased to $28.5 million for the three months ended March 31, 2022, as compared to $27.1 million for the same period in 2021. Revenues consist primarily of fixed fees for items such as storage and minimum throughput requirements, with consideration of annual consumer price index (“CPI”) adjustments built into our agreements. Variable cost recovery revenue is driven by certain reimbursable operating expenses, such as utility costs, and therefore have no net impact on operating margin or net income. Variable throughput revenue is primarily driven by our customers’ excess volumes over annual minimum thresholds and such thresholds are typically reached during the latter part of the year.

Operating expenses, excluding depreciation and amortization. Operating expense, excluding depreciation and amortization, increased to $14.2 million for the three months ended March 31, 2022, as compared to $12.8 million for the same period in 2021. The increase was primarily due to higher utility costs, which are recoverable costs from our customers, and timing of maintenance and repair projects.

Depreciation and amortization expense. Depreciation and amortization expense increased to $3.4 million for the three months ended March 31, 2022, as compared to $3.0 million for the same period in 2021. This increase is primarily related to the timing of placing maintenance capital projects in-service and the asphalt terminal and industrial park acquisition that closed in January 2022.

General and administrative expense. General and administrative expense decreased to $3.4 million for the three months ended March 31, 2022, as compared to $4.0 million for the same period in 2021. The decrease for the three month period was primarily due to corporate cost synergies realized after the completion of the crude oil business sales, which included lower compensation costs after the first quarter of 2021.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs. The following table presents the significant components of interest expense (dollars in thousands):

	Three Months Ended		Variance
	March 31,		Favorable/(Unfavorable)
	2021	2022	$	%
Credit agreement interest	$942	$779	$163	17%
Amortization of debt issuance costs	244	209	35	14%
Write-off of debt issuance costs	147	-	147	100%
Other	-	(24)	24	N/A
Total interest expense	$1,333	$964	$369	28%

The decrease in credit agreement interest is due to favorable changes to the applicable margin based on an improved leverage ratio and lower average borrowings outstanding during the period.

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

On April 26, 2022, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended March 31, 2022. We will pay this distribution on May 13, 2022, to unitholders of record as of May 6, 2022. The total distribution will be approximately $6.2 million, with approximately $6.2 million and $0.1 million to be paid to our preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.0425 per outstanding common unit for the three months ended March 31, 2022. We will pay this distribution on May 13, 2022, to unitholders of record as of May 6, 2022. The total distribution will be approximately $1.9 million, with approximately $1.8 million to be paid to our common unitholders, less than $0.1 million to be paid to our general partner, and approximately $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash, inclusive of both continuing and discontinued operations, for the three months ended March 31, 2021 and 2022:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Net cash provided by operating activities	$5,378	$1,033
Net cash provided by (used in) investing activities	$153,272	$(9,624)
Net cash provided by (used in) financing activities	$(159,442)	$8,471

Operating Activities. Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2022, as compared to $5.4 million for the three months ended March 31, 2021, primarily due to changes in working capital.

Investing Activities. Net cash used in investing activities was $9.6 million for the three months ended March 31, 2022, compared to net cash provided by investing activities of $153.3 million for the three months ended March 31, 2021. Capital expenditures for the three months ended March 31, 2022, included expansion capital expenditures and acquisition costs of $8.0 million related to the growth projects announced in December 2021 and maintenance capital expenditures of $1.6 million. The three months ended March 31, 2021, included net proceeds from the sale of the crude oil businesses of $155.3 million, which excluded $1.5 million of funds held in escrow for right of way renewals. Capital expenditures for the three months ended March 31, 2021, inclusive of both continuing and discontinued operations, included maintenance capital expenditures of $1.5 million and expansion capital expenditures of $0.5 million.

Financing Activities. Net cash provided by financing activities was $8.5 million for the three months ended March 31, 2022, compared to net cash used in financing activities of $159.4 million for the three months ended March 31, 2021. Cash provided by financing activities for the three months ended March 31, 2022, consisted primarily of net borrowings on long-term debt of $17.0 million, partially offset by $8.1 million in distributions to our unitholders. Net cash used in financing activities for the three months ended March 31, 2021, consisted primarily of $8.1 million in distributions to our unitholder, net payments on long-term debt of $146.0 million, and the repurchase of preferred units for $5.2 million.

Liquidity and Capital Resources

Cash flows from operations and availability under our revolving credit facility are our primary sources of liquidity. At March 31, 2022, we had a working capital deficit of $5.8 million. This is primarily a function of our approach to cash management. At March 31, 2022, we had approximately $115.0 million of revolver borrowings and approximately $0.6 million of letters of credit outstanding under the credit agreement, leaving us with approximately $184.4 million of availability under our revolving credit facility subject to covenant restrictions, which limited our availability to $137.9 million. As of April 29, 2022, we have approximately $110.0 million of revolver borrowings and approximately $0.6 million of letters of credit outstanding under the credit agreement, leaving us with aggregate unused commitments under our revolving credit facility of approximately $189.4 million and cash on hand of approximately $0.4 million. The credit agreement is scheduled to mature on May 26, 2025.

Our credit agreement contains certain financial covenants which include a maximum permitted consolidated total leverage ratio, which may limit our availability to borrow funds thereunder. The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of March 31, 2022, and for each fiscal quarter thereafter, is 4.75 to 1.00. Our consolidated total leverage ratio was 2.17 to 1.00 as of March 31, 2022. Based on current operating plans and forecasts, we expect to remain in compliance with all covenants of the credit agreement for at least the next year.

Capital Requirements. Our capital requirements consist of the following:

•	expansion capital expenditures, which are capital expenditures made to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification; and
•

maintenance capital expenditures, which are capital expenditures made to maintain the existing integrity and operating capacity of our assets and related cash flows, further extending the useful lives of the assets.

The following table breaks out capital expenditures from continuing operations for the three months ended March 31, 2021 and 2022 (in thousands):

	Three Months Ended March 31,
	2021	2022
Net expansion capital expenditures	$517	$8,028

Net maintenance capital expenditures	$1,389	$1,572

We currently expect our 2022 expansion capital expenditures for organic growth projects to be approximately $15.0 million and our maintenance capital expenditures to be between $5.5 million to $6.5 million, each net of reimbursable expenditures. Our expansion capital expenditures include an asphalt terminal and industrial park acquired in January 2022 and costs related to an expansion project at one of our current terminals. Management is evaluating other expansion opportunities for 2022 and beyond that could increase this range of capital expenditures. These projects will have potential future expansion opportunities that are not currently part of our 2022 expansion capital forecast. Our sources of liquidity for expansion and maintenance capital expenditures will be a combination of cash flows from operations and borrowings under our revolving credit facility.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2022, that are of significance or potential significance to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Partnership is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of March 31, 2022, were effective.

Changes in internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this item is included under the caption “Commitments and Contingencies” in Note 12 to our unaudited condensed consolidated financial statements and is incorporated herein by reference thereto.

Item 1A.	Risk Factors.

See the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities.

None.

Item 6.	Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated April 21, 2022, by and among Ergon Asphalt & Emulsions, Inc., Merle, LLC, Blueknight Energy Partners G.P., L.L.C. and Blueknight Energy Partners, L.P. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, filed April 22, 2022, and incorporated herein by reference).
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

10.1	Support Agreement, dated April 21, 2022, by and between Blueknight Energy Partners, L.P. and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed April 22, 2022, and incorporated herein by reference).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021 and March 31, 2022; (iii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2022; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the three months ended March 31, 2021 and 2022; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2022; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

*    Filed herewith.

#     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C.
its General Partner

Date:	May 5, 2022	By:	/s/ Matthew R. Lewis
Matthew R. Lewis
Chief Financial Officer

Date:	May 5, 2022	By:	/s/ Michael G. McLanahan
Michael G. McLanahan
Chief Accounting Officer