Form 10-Q
period 2022-06-30
Blueknight Energy Partners, L.P.
filed 2022-08-04
CIK 1392091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

 As of July 29, 2022, there were 34,406,683 Series A Preferred Units and 41,903,015 common units outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)

	As of	As of
	December 31, 2021	June 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,172	$774
Accounts receivable, net	2,989	6,325
Receivables from related parties, net	369	528
Other current assets	3,112	6,000
Current assets of discontinued operations	2	-
Total current assets	7,644	13,627
Property, plant and equipment, net of accumulated depreciation of $204,101 and $208,755 at December 31, 2021, and June 30, 2022, respectively	106,389	119,527
Goodwill	6,728	6,728
Debt issuance costs, net	2,854	2,450
Operating lease assets	7,855	7,221
Intangible assets, net	5,088	3,081
Other noncurrent assets	340	692
Total assets	$136,898	$153,326
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$2,105	$3,829
Accounts payable to related parties	1,047	3,190
Accrued interest payable	250	282
Accrued property taxes payable	1,660	1,901
Unearned revenue	1,932	3,625
Unearned revenue with related parties	4,875	3,564
Accrued payroll	4,782	2,612
Current operating lease liability	1,418	1,369
Other current liabilities	1,711	3,569
Current liabilities of discontinued operations	240	-
Total current liabilities	20,020	23,941
Long-term unearned revenue with related parties	4,390	4,349
Other long-term liabilities	228	539
Noncurrent operating lease liability	6,703	6,051
Long-term debt	98,000	114,000
Commitments and contingencies (Note 12)
Partners’ capital (deficit):
Common unitholders (41,550,681 and 41,903,015 units issued and outstanding at December 31, 2021, and June 30, 2022, respectively)	390,310	387,240
Preferred unitholders (34,406,683 units issued and outstanding at both dates)	248,729	248,729
General partner interest (1.6% interest with 1,225,409 general partner units outstanding at both dates)	(631,482)	(631,523)
Total partners’ capital	7,557	4,446
Total liabilities and partners’ capital	$136,898	$153,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(unaudited)
Service revenue:
Third-party revenue	$7,312	$8,551	$14,231	$16,157
Related-party revenue	5,035	5,097	9,884	10,218
Lease revenue:
Third-party revenue	8,401	8,615	16,704	17,102
Related-party revenue	7,011	7,247	14,015	14,493
Total revenue	27,759	29,510	54,834	57,970
Costs and expenses:
Operating expense	16,083	18,301	31,963	35,877
General and administrative expense	2,972	3,558	6,954	6,929
Loss on disposal of assets	-	223	-	247
Total costs and expenses	19,055	22,082	38,917	43,053
Operating income	8,704	7,428	15,917	14,917
Other income (expenses):
Other income	109	91	342	218
Interest expense	(1,695)	(1,164)	(3,028)	(2,128)
Income before income taxes	7,118	6,355	13,231	13,007
Provision for income taxes	10	10	20	20
Income from continuing operations	7,108	6,345	13,211	12,987
Income from discontinued operations, net	175	-	75,725	-
Net income	$7,283	$6,345	$88,936	$12,987

Allocation of net income for calculation of earnings per unit:
General partner interest in net income	$116	$101	$1,408	$206
Preferred interest in net income	$6,156	$6,150	$12,497	$12,300
Net income available to limited partners	$1,011	$94	$75,031	$481

Basic and diluted net income from discontinued operations per common unit	$-	$-	$1.74	$-
Basic and diluted net income from continuing operations per common unit	$0.02	$0.00	$0.01	$0.01
Basic and diluted net income per common unit	$0.02	$0.00	$1.75	$0.01

Weighted average common units outstanding - basic and diluted	41,468	41,872	41,449	41,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) (in thousands)

	Common Unitholders	Series A Preferred Unitholders	General Partner Interest	Total Partners’ Capital (Deficit)
	(unaudited)
Balance, March 31, 2021	$384,755	$248,946	$(631,570)	$2,131
Net income	1,011	6,156	116	7,283
Equity-based incentive compensation	219	-	3	222
Distributions	(1,720)	(6,156)	(127)	(8,003)
Balance, June 30, 2021	$384,265	$248,946	$(631,578)	$1,633

Balance, December 31, 2020	$312,591	$253,923	$(632,737)	$(66,223)
Net income	74,907	12,621	1,408	88,936
Equity-based incentive compensation	139	-	6	145
Repurchase of preferred units	-	(5,163)	-	(5,163)
Distributions	(3,420)	(12,435)	(255)	(16,110)
Proceeds from sale of 32,696 common units pursuant to the Employee Unit Purchase Plan	48	-	-	48
Balance, June 30, 2021	$384,265	$248,946	$(631,578)	$1,633

Balance, March 31, 2022	$388,702	$248,729	$(631,500)	$5,931
Net income	94	6,150	101	6,345
Equity-based incentive compensation	294	-	5	299
Distributions	(1,850)	(6,150)	(129)	(8,129)
Balance, June 30, 2022	$387,240	$248,729	$(631,523)	$4,446

Balance, December 31, 2021	$390,310	$248,729	$(631,482)	$7,557
Net income	481	12,300	206	12,987
Equity-based incentive compensation	539	-	10	549
Distributions	(3,678)	(12,300)	(257)	(16,235)
Proceeds from sale of 25,772 common units pursuant to the Employee Unit Purchase Plan	77	-	-	77
Other	(489)	-	-	(489)
Balance, June 30, 2022	$387,240	$248,729	$(631,523)	$4,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended June 30,
	2021	2022
	(unaudited)
Cash flows from operating activities:
Net income	$88,936	$12,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,047	6,879
Amortization and write-off of debt issuance costs	1,192	418
Tangible asset impairment charge	156	-
(Gain) loss on disposal of assets	(75,138)	247
Equity-based incentive compensation	145	549
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	9,729	(3,335)
Increase in receivables from related parties	(48)	(159)
Decrease (increase) in other current assets	1,459	(1,430)
Decrease in other non-current assets	691	276
Increase in accounts payable	123	104
Increase (decrease) in payables to related parties	(10)	104
Decrease in accrued crude oil purchases	(3,868)	-
Decrease in accrued crude oil purchases to related parties	(8,842)	-
Increase in accrued interest payable	132	32
Increase (decrease) in accrued property taxes	(563)	10
Increase (decrease) in unearned revenue	(316)	1,923
Decrease in unearned revenue from related parties	(348)	(1,886)
Decrease in accrued payroll	(3,109)	(2,179)
Decrease in other accrued liabilities	(1,563)	(1,434)
Net cash provided by operating activities	14,805	13,106
Cash flows from investing activities:
Capital expenditures	(3,713)	(12,815)
Net proceeds (costs) of asset disposal	155,405	(18)
Net cash provided by (used in) investing activities	151,692	(12,833)
Cash flows from financing activities:
Payments on other financing activities	(827)	(513)
Debt issuance costs	(321)	-
Borrowings under credit agreement	68,486	49,000
Payments under credit agreement	(213,000)	(33,000)
Proceeds from equity issuance	48	77
Repurchase of preferred units	(5,163)	-
Distributions	(16,110)	(16,235)
Net cash used in financing activities	(166,887)	(671)
Net decrease in cash and cash equivalents	(390)	(398)
Cash and cash equivalents at beginning of period	805	1,172
Cash and cash equivalents at end of period	$415	$774

Supplemental disclosure of non-cash financing and investing cash flow information:
Non-cash changes in property, plant and equipment	$692	$5,373
Increase in accrued liabilities related to insurance premium financing agreement	$1,208	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEKNIGHT ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2022, the condensed consolidated statements of changes in partners’ capital (deficit) for the three and six months ended June 30, 2021 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2022, are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary to state fairly the financial position and results of operations for the respective interim periods. All adjustments are of a recurring nature unless otherwise disclosed herein. The 2021 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022 (the “2021 Form 10-K”). Interim financial results are not necessarily indicative of the results to be expected for an annual period. The Partnership’s significant accounting policies are consistent with those disclosed in Note 3 of the Notes to Consolidated Financial Statements in its 2021 Form 10-K.

3.	REVENUE

The Partnership recognizes revenue from contracts with customers as well as lease revenue. The following table includes revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers(1)	Revenue from Leases	Total
Remainder of 2022	$20,378	$30,394	$50,772
2023	36,739	53,125	89,864
2024	36,009	52,337	88,346
2025	33,801	46,268	80,069
2026	24,753	30,670	55,423
Thereafter	23,639	33,902	57,541
Total revenue related to future performance obligations	$175,319	$246,696	$422,015

___________________

(1)	Excluded from the table is revenue that is either constrained or related to performance obligations that are wholly unsatisfied as of June 30, 2022.

Disaggregation of Revenue

Disaggregation of revenue from contracts with customers and lease revenue by revenue type is presented as follows (in thousands):

	Three Months Ended June 30, 2021
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$5,084	$4,720	$-	$-	$9,804
Fixed lease revenue	-	-	7,821	6,786	14,607
Variable cost recovery revenue	2,094	200	465	225	2,984
Variable throughput and other revenue	134	115	115	-	364
Total	$7,312	$5,035	$8,401	$7,011	$27,759

	Three Months Ended June 30, 2022
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$5,335	$4,862	$-	$-	$10,197
Fixed lease revenue	-	-	8,214	6,988	15,202
Variable cost recovery revenue	2,984	235	245	259	3,723
Variable throughput and other revenue	232	-	156	-	388
Total	$8,551	$5,097	$8,615	$7,247	$29,510

	Six Months Ended June 30, 2021
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$10,147	$9,441	$-	$-	$19,588
Fixed lease revenue	-	-	15,621	13,571	29,192
Variable cost recovery revenue	3,830	292	968	444	5,534
Variable throughput and other revenue	254	151	115	-	520
Total	$14,231	$9,884	$16,704	$14,015	$54,834

	Six Months Ended June 30, 2022
	Revenue from contracts with customers		Lease revenue
	Third-party revenue	Related-party revenue	Third-party revenue	Related-party revenue	Total
Fixed storage and throughput revenue	$10,522	$9,723	$-	$-	$20,245
Fixed lease revenue	-	-	16,336	13,977	30,313
Variable cost recovery revenue	5,296	495	608	516	6,915
Variable throughput and other revenue	339	-	158	-	497
Total	$16,157	$10,218	$17,102	$14,493	$57,970

Contract Balances

Accounts receivable from contracts with customers were $2.2 million and $3.2 million at December 31, 2021, and June 30, 2022, respectively. Contract assets were $1.1 million at June 30, 2022, and were immaterial at December 31, 2021.

The Partnership records unearned revenues when cash payments are received in advance of performance. Unearned revenue related to contracts with customers was $3.4 million and $3.7 million at  December 31, 2021, and June 30, 2022, respectively. For the six months ended June 30, 2022, the Partnership recognized $2.3 million of revenues that were previously included in the unearned revenue balance.

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

Assets and Liabilities of Discontinued Operations (in thousands)	As of December 31, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
ASSETS
Other assets	$-	$1	$1	$2
Total assets of discontinued operations	$-	$1	$1	$2

LIABILITIES
Current liabilities	$12	$218	$10	$240
Total liabilities of discontinued operations	$12	$218	$10	$240

Statement of Operations for Discontinued Operations (in thousands)	Three Months Ended June 30, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$-	$122	$798	$920
Costs and expenses:
Operating expense	93	116	596	805
General and administrative expense	2	6	-	8
(Gain) loss on disposal of assets	-	50	(119)	(69)
Interest expense	-	-	1	1
Income (loss) before income taxes	(95)	(50)	320	175
Provision for income taxes	-	-	-	-
Net income (loss) from discontinued operations	$(95)	$(50)	$320	$175

Statement of Operations for Discontinued Operations (in thousands)	Six Months Ended June 30, 2021
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
Revenue:
Third-party service revenue	$9	$535	$4,441	$4,985
Intercompany service revenue	409	-	-	409
Third-party product sales revenue	-	15,591	-	15,591
Costs and expenses:
Operating expense	1,426	1,554	1,507	4,487
Intercompany operating expense	-	409	-	409
Cost of product sales	-	4,994	-	4,994
Cost of product sales from related party	-	9,461	-	9,461
General and administrative expense	61	123	-	184
Tangible asset impairment expense	92	41	23	156
Gain on disposal of assets	(3)	(1,644)	(73,491)	(75,138)
Interest expense	-	72	635	707
Income (loss) before income taxes	(1,158)	1,116	75,767	75,725
Provision for income taxes	-	-	-	-
Net income (loss) from discontinued operations	$(1,158)	$1,116	$75,767	$75,725

Select cash flow information (in thousands)
	Crude Oil Trucking Services	Crude Oil Pipeline Services	Crude Oil Terminalling Services	Total
	Six Months Ended June 30, 2021
Amortization	$3	$14	$31	$48
Capital expenditures	$-	$30	$106	$136

5.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful	December 31,	June 30,
	Lives (Years)	2021	2022
		(dollars in thousands)
Land	N/A	$21,826	$23,313
Land improvements	10-20	5,125	5,144
Storage and terminal facilities	10-35	257,433	263,956
Office property and equipment and other	3-30	21,751	22,529
Construction-in-progress	N/A	4,355	13,340
Property, plant and equipment, gross		310,490	328,282
Accumulated depreciation		(204,101)	(208,755)
Property, plant and equipment, net		$106,389	$119,527

Capital expenditures for the six months ended June 30, 2022, include, in addition to normal maintenance capital expenditures, an asphalt terminal and industrial park acquisition that closed in January 2022 and costs related to an expansion project at an existing terminal.

6.	DEBT

On May 26, 2021, the Partnership entered into an amended and restated credit agreement with a revolving loan facility of $300.0 million. As of  July 29, 2022, approximately $109.0 million of revolver borrowings and $0.3 million of letters of credit were outstanding under the credit agreement, leaving the Partnership with approximately $190.7 million available capacity for additional revolver borrowings and letters of credit under the credit agreement, although the Partnership’s ability to borrow such funds is limited by the financial covenants in the credit agreement. The proceeds of loans made under the credit agreement may be used for working capital and other general corporate purposes of the Partnership.

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

At  June 30, 2022, the Partnership’s consolidated total leverage ratio was  2.16 to 1.00 and the consolidated interest coverage ratio was 16.05 to 1.00. The Partnership was in compliance with all covenants of its credit agreement as of  June 30, 2022. B ased on current operating plans and forecasts, the Partnership expects to remain in compliance with all covenants of the credit agreement for at least the next year.

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

The following table sets forth financial information pertaining to the credit agreement (in thousands, except for interest rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Debt issuance costs capitalized	$2,797	$7	$2,846	$15
Write off of debt issuance costs due to amendments(1)	-	-	147	-
Write off of debt issuance costs due to new credit facility	583	-	583	-
Interest expense related to amortization of debt issuance costs	217	210	462	419
Credit facility interest expense(2)	893	995	1,836	1,775
Weighted average interest rate under credit facility(2)	3.10%	3.39%	3.25%	3.14%

___________________

(1)	On January 8, 2021, the previous credit facility was amended to, among other things, reduce the revolving loan facility from $400.0 million to $350.0 million upon the sale of the crude oil terminalling segment.
(2)	Excludes interest expense related to amortization and write off of debt issuance costs.

7.	NET INCOME PER LIMITED PARTNER UNIT

For purposes of calculating earnings per unit, preferred units, general partner units, and common units are first allocated net income to the extent they receive a distribution. Next, the excess of distributions over earnings or excess of earnings over distributions for each period are allocated to the Partnership’s general partner based on the general partner’s ownership interest at the time. For the six months ended June 30, 2021, the preferred units were also allocated income for the excess consideration paid over carrying value for the repurchase of preferred units that occurred in the first quarter of 2021. The remainder is allocated to common units. The following sets forth the computation of basic and diluted net income per common unit (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net income	$7,283	$6,345	$88,936	$12,987
General partner interest in net income	116	101	1,408	206
Preferred interest in net income	6,156	6,150	12,497	12,300
Net income available to limited partners	$1,011	$94	$75,031	$481

Basic weighted average number of units:
Common units	41,468	41,872	41,449	41,845
Restricted and phantom units	1,551	1,672	1,359	1,476
Total units	43,019	43,544	42,808	43,321

Basic and diluted net income from discontinued operations per common unit	$-	$-	$1.74	$-
Basic and diluted net income from continuing operations per common unit	$0.02	$0.00	$0.01	$0.01
Basic and diluted net income per common unit	$0.02	$0.00	$1.75	$0.01

8.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

During the six months ended June 30, 2021, the Partnership repurchased a total of 688,417 outstanding preferred units at $7.50 per unit or total cash consideration of $5.2 million. The consideration paid was based on the fair market value of the units at the time of purchase. The carrying value of the units was $7.23 per unit. The preferred units were allocated additional net income for the six months ended June 30, 2021, of $0.2 million for the consideration paid in excess of carrying value. All repurchased units were subsequently retired. There have been no repurchases of preferred units by the Partnership during 2022.

On July 26, 2022, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended June 30, 2022. The Partnership will pay this distribution on August 12, 2022, to unitholders of record as of August 5, 2022. The total distribution will be approximately $6.2 million, with approximately $6.2 million and $0.1 million to be paid to the Partnership’s preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.0425 per outstanding common unit for the three months ended June 30, 2022. The Partnership will pay this distribution on August 12, 2022, to unitholders of record on August 5, 2022. The total distribution will be approximately $1.9 million, with approximately $1.8 million to be paid to the Partnership’s common unitholders, less than $0.1 million to be paid to the general partner, and approximately $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under the Partnership’s Long-Term Incentive Plan.

9.	RELATED-PARTY TRANSACTIONS

The Partnership leases asphalt facilities and provides asphalt terminalling services to Ergon. For the three months ended June 30, 2021 and 2022, the Partnership recognized related-party revenues of $12.0 million and $12.3 million, respectively, for services provided to Ergon. For the six months ended June 30, 2021 and 2022, the Partnership recognized related-party revenues of $23.9 million and $24.7 million, respectively, for services provided to Ergon. As of December 31, 2021, and June 30, 2022, the Partnership had receivables from Ergon of $0.4 million and $0.5 million, respectively. As of December 31, 2021, and June 30, 2022, the Partnership had unearned revenues from Ergon of $9.3 million and $7.9 million, respectively, which primarily relates to cash received in advance for the following month's lease and storage fees, and capital project reimbursements and deductibles that are being recognized straight-line over the term of the existing revenue contracts.

Ergon also provides certain operations and maintenance services to certain of the Partnership's asphalt facilities that have existing revenue contracts between the parties. For the three months ended June 30, 2021 and 2022, the Partnership recognized operating expense of $4.6 million and $4.8 million, respectively, for these services. For the six months ended June 30, 2021 and 2022, the Partnership recognized operating expense of $9.3 million and $9.6 million, respectively, for these services.

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

The Partnership also grants phantom units to employees. These grants are equity awards under ASC 718 – Stock Compensation and, accordingly, the fair value of the awards as of the grant date is expensed over the vesting period. All grants made in 2020 and 2021 vest after three years. The grant made in 2022 vests in one-third increments over three years. The following table includes information on the outstanding grants:

Grant Date	Number of Units	Weighted Average Grant Date Fair Value(1)	Grant Date Total Fair Value (in thousands)
March 2020	600,396	$0.90	$540
October 2020	16,339	$1.53	$25
March 2021	530,435	$2.71	$1,437
March 2022	558,411	$3.25	$1,815

(1)	Fair value is the closing market price on the grant date of the awards.

The unrecognized estimated compensation cost of outstanding phantom and restricted units at June 30, 2022, was $2.6 million, which will be expensed over the remaining vesting period.

The Partnership’s equity-based incentive compensation expense for the three months ended June 30, 2021 and 2022, was $0.2 million and $0.3 million, respectively. The Partnership’s equity-based incentive compensation expense for the six months ended June 30, 2021 and 2022, was $0.3 million and $0.6 million, respectively.

Activity pertaining to phantom and restricted common unit awards granted under the LTIP was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1,555,290	$1.66
Granted	558,411	$3.25
Vested	472,465	$1.13
Nonvested at June 30, 2022	1,641,236	$2.33

11.	FAIR VALUE MEASUREMENTS

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

As of December 31, 2021, and  June 30, 2022, the Partnership had no recurring financial assets or liabilities subject to fair value measurement.

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

At June 30, 2022, the carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, and accounts payable approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to the Partnership for credit agreement debt with similar terms and maturities and consideration of the Partnership’s non-performance risk, long-term debt associated with the Partnership’s credit agreement at June 30, 2022, approximates its fair value. The fair value of the Partnership’s long-term debt was calculated using observable inputs (eurodollar rate for the risk-free component) and unobservable company-specific credit spread information. As such, the Partnership considers this debt to be Level 3.

12.	COMMITMENTS AND CONTINGENCIES

The Partnership is from time to time subject to various legal actions and claims incidental to its business. Management believes that these legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, an accrual is established equal to its estimate of the likely exposure. As part of the consideration for the purchase of the asphalt terminal during the three months ended March 31, 2022, the Partnership assumed environmental liabilities of approximately $2.0 million related to consent orders with a state regulatory agency. The assumption of the environmental liabilities had no impact on the statement of operations, and actual costs are not expected to vary significantly from the initial accrual.

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

There have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2022, that are of significance or potential significance to the Partnership.

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

The Merger is subject to customary closing conditions, including approval of the unitholders. The Partnership has established a special meeting date of  August 16, 2022 for its unitholders to consider approval of the Merger.

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

We have contractual agreements in place for all of our asphalt terminalling facilities. We lease certain facilities for operation by our customers and at the remaining facilities we store, process, blend, and manufacture products, among other things, to meet our customers’ specifications. The agreements have, based on a weighted average by remaining fixed revenue, approximately 4.9 years remaining under their terms as of July 29, 2022. Approximately 13% of our tank capacity will expire at the end of 2022 if not renewed with the current customer or a new customer, and the remaining capacity expires at varying times thereafter, through 2035. Our varying contract expiration dates provide for staggered renewals, which provides additional stability to the cash flow.

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

 The Merger is subject to customary closing conditions, including approval of the unitholders. The Partnership has established a special meeting date of August 16, 2022 for its unitholders to consider approval of the Merger.

Potential Impact of Certain Factors on Future Earnings

Due to the high percentage of fixed and reimbursement revenue from our long-term contracts, our focus and our primary risk is renewing contracts at current or more favorable terms. Our ability to renew agreements at more favorable terms, or at all, could be impacted if our customers experience negative market conditions. These factors include infrastructure spending, the strength of state and local economies, and the level of allocations of tax funding to transportation spending from state or federal funds. Public transportation infrastructure projects historically have been a relatively stable portion of state and federal budgets and represent a significant share of the United States construction market. Federal funds are allocated on a state-by-state basis, and each state is required to match a portion of the federal funds that it receives.

Currently, from a macroeconomic view, a positive indicator for the infrastructure and construction sector includes government spending programs for infrastructure at the federal, state, and local levels. The federal infrastructure spending bill (the Infrastructure Investment and Jobs Act) that was passed in November 2021, is expected to provide long-term funding and support for road construction and repair. Increased funding potentially impacts us through favorable customer contract renewals, including facility expansion opportunities, as well as increased customer volumes through our terminals. Separate from these funds, COVID-19 relief funds remain available and could have a positive impact on the allocation of state and local spending. Further, there has been an increase in state and local initiatives to support infrastructure funding, and a high percentage of those initiatives have been approved by voters. While it is still early in the asphalt season, customer throughput volumes are trending in line with prior years. However, it is too early in the season to determine the financial impact for this year.

 Currently, from a macroeconomic view, negative indicators for the infrastructure and construction sector include increased costs due to higher fuel and energy costs, inflation and supply chain disruptions. Although asphalt prices have risen to help customers offset the higher costs, if margins deteriorate for our customers, it could impact their volumes through our terminals.

 We continue to monitor potential impacts to our business due to inflation and supply chain disruptions. To date, we have had limited impact to our business from these items primarily due to the structure of our contracts. For example, our utility and fuel costs are passed through to our customers. However, we have experienced higher maintenance and repair costs due to timing delays from supply chain disruptions or availability of certain maintenance contractors.

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

The table below summarizes our financial results for the three and six months ended June 30, 2021 and 2022, reconciled to the most directly comparable GAAP measure:

	Three Months Ended		Three Months Variance		Six Months Ended		Six Months Variance
Operating results	June 30,		Favorable/(Unfavorable)		June 30,		Favorable/(Unfavorable)
(dollars in thousands)	2021	2022		$%	2021	2022		$%
Fixed fee revenue	$24,411	$25,399	$988	4%	$48,780	$50,558	$1,778	4%
Variable cost recovery revenue	2,984	3,723	739	25%	5,534	6,915	1,381	25%
Variable throughput and other revenue	364	388	24	7%	520	497	(23)	(4)%
Total revenue	27,759	29,510	1,751	6%	54,834	57,970	3,136	6%
Operating expenses, excluding depreciation and amortization	(13,116)	(14,819)	(1,703)	(13)%	(25,963)	(28,998)	(3,035)	(12)%
Total operating margin, excluding depreciation and amortization	14,643	14,691	48	0%	28,871	28,972	101	0%

Depreciation and amortization	2,967	3,482	(515)	(17)%	6,000	6,879	(879)	(15)%
General and administrative expense	2,972	3,558	(586)	(20)%	6,954	6,929	25	0%
Loss on disposal of assets	-	223	(223)	N/A	-	247	(247)	N/A
Operating income	8,704	7,428	(1,276)	(15)%	15,917	14,917	(1,000)	(6)%

Other income (expenses):
Other income	109	91	(18)	(17)%	342	218	(124)	(36)%
Interest expense	(1,695)	(1,164)	531	31%	(3,028)	(2,128)	900	30%
Provision for income taxes	(10)	(10)	-	0%	(20)	(20)	-	0%
Income from continuing operations	7,108	6,345	(763)	(11)%	13,211	12,987	(224)	(2)%
Income from discontinued operations, net	175	-	(175)	(100)%	75,725	-	(75,725)	(100)%
Net income	$7,283	$6,345	$(938)	(13)%	$88,936	$12,987	$(75,949)	(85)%

Revenues. Total revenues increased to $29.5 million for the three months ended June 30, 2022, as compared to $27.8 million for the same period in 2021, and increased to $58.0 million for the six months ended June 30, 2022, as compared to $54.8 million for the same period in 2021.  Revenues consist primarily of fixed fees for items such as storage and minimum throughput requirements, with consideration of annual consumer price index (“CPI”) adjustments built into our agreements. Variable cost recovery revenue is driven by certain reimbursable operating expenses, such as utility costs, and therefore have no net impact on operating margin or net income. Variable throughput revenue is primarily driven by our customers’ excess volumes over annual minimum thresholds and such thresholds are typically reached during the latter part of the year.

Operating expenses, excluding depreciation and amortization. Operating expense, excluding depreciation and amortization, increased to $14.8 million for the three months ended June 30, 2022, as compared to $13.1 million for the same period in 2021, and increased to $29.0 million for the six months ended June 30, 2022, as compared to $26.0 million for the same period in 2021. The increase was primarily due to higher utility costs, which are recoverable costs from our customers, and timing of maintenance and repair projects.

Depreciation and amortization expense. Depreciation and amortization expense increased to $3.5 million for the three months ended June 30, 2022, as compared to $3.0 million for the same period in 2021, and increased to $6.9 million for the six months ended June 30, 2022, as compared to $6.0 million for the same period in 2021. This increase is primarily related to the timing of placing maintenance capital projects in-service and the asphalt terminal and industrial park acquisition that closed in January 2022.

General and administrative expense. General and administrative expense increased to $3.6 million for the three months ended June 30, 2022, as compared to $3.0 million for the same period in 2021, and decreased to $6.9 million for the six months ended June 30, 2022, as compared to $7.0 million for the same period in 2021.  The increase for the three month period was primarily due to non-recurring legal and professional fees related to the Ergon buyout offer. The decrease for the six month period was primarily due to corporate cost synergies, which included lower compensation costs, realized after the completion of the crude oil business sales, offset by non-recurring legal and professional fees related to the Ergon buyout offer.

Interest expense. Interest expense represents interest on borrowings under our credit agreement as well as amortization of debt issuance costs. The following table presents the significant components of interest expense (dollars in thousands):

	Three Months Ended		Three Months Variance		Six Months Ended		Six Months Variance
	June 30,		Favorable/(Unfavorable)		June 30,		Favorable/(Unfavorable)
	2021	2022		$%	2021	2022		$%
Credit agreement interest	$893	$995	$(102)	(11)%	$1,836	$1,775	$61	3%
Amortization of debt issuance costs	217	210	7	3%	462	419	43	9%
Write-off of debt issuance costs	583	-	583	100%	730	-	730	100%
Other	2	(41)	43	2150%	-	(66)	66	N/A
Total interest expense	$1,695	$1,164	$531	31%	$3,028	$2,128	$900	30%

The increase in credit agreement interest for the three month period is due to higher interest rates.

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

On July 26, 2022, the Board approved a cash distribution of $0.17875 per outstanding preferred unit for the three months ended June 30, 2022. We will pay this distribution on August 12, 2022, to unitholders of record as of August 5, 2022. The total distribution will be approximately $6.2 million, with approximately $6.2 million and $0.1 million to be paid to our preferred unitholders and general partner, respectively.

In addition, the Board approved a cash distribution of $0.0425 per outstanding common unit for the three months ended June 30, 2022. We will pay this distribution on August 12, 2022, to unitholders of record as of August 5, 2022. The total distribution will be approximately $1.9 million, with approximately $1.8 million to be paid to our common unitholders, less than $0.1 million to be paid to our general partner, and approximately $0.1 million to be paid to holders of phantom and restricted units pursuant to awards granted under our Long-Term Incentive Plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash, inclusive of both continuing and discontinued operations, for the six months ended June 30, 2021 and 2022:

	Six Months Ended June 30,
	2021	2022
	(in thousands)
Net cash provided by operating activities	$14,805	$13,106
Net cash provided by (used in) investing activities	$151,692	$(12,833)
Net cash provided by (used in) financing activities	$(166,887)	$(671)

Operating Activities. Net cash provided by operating activities was $13.1 million for the six months ended June 30, 2022, as compared to $14.8 million for the six months ended June 30, 2021, primarily due to changes in working capital.

Investing Activities. Net cash used in investing activities was $12.8 million for the six months ended June 30, 2022, compared to net cash provided by investing activities of $151.7 million for the six months ended June 30, 2021. Capital expenditures for the six months ended June 30, 2022, included expansion capital expenditures and acquisition costs of $9.8 million related to the growth projects announced in December 2021 and maintenance capital expenditures of $3.0 million. The six months ended June 30, 2021, included net proceeds from the sale of the crude oil businesses of $155.4  million, which excluded $1.5 million of funds held in escrow for right of way renewals. Capital expenditures for the six months ended June 30, 2021, inclusive of both continuing and discontinued operations, included maintenance capital expenditures of $2.7 million and expansion capital expenditures of $1.0 million.

Financing Activities. Net cash used in financing activities was $0.7 million for the six months ended June 30, 2022, compared to net cash used in financing activities of $166.9 million for the six months ended June 30, 2021. Cash used in financing activities for the six months ended June 30, 2022, consisted primarily of net borrowings on long-term debt of $16.0 million, partially offset by $16.2 million in distributions to our unitholders. Net cash used in financing activities for the six months ended June 30, 2021, consisted primarily of $16.1 million in distributions to our unitholders, net payments on long-term debt of $144.5 million, and the repurchase of preferred units for $5.2 million.

Liquidity and Capital Resources

Cash flows from operations and availability under our revolving credit facility are our primary sources of liquidity. At June 30, 2022, we had a working capital deficit of $10.3 million. This is primarily a function of our approach to cash management. At June 30, 2022, we had approximately $114.0 million of revolver borrowings and approximately $0.3 million of letters of credit outstanding under the credit agreement, leaving us with approximately $185.7 million of availability under our revolving credit facility subject to covenant restrictions, which limited our availability to $137.0 million. As of July 29, 2022, we have approximately $109.0 million of revolver borrowings and approximately $0.3 million of letters of credit outstanding under the credit agreement, leaving us with aggregate unused commitments under our revolving credit facility of approximately $190.7 million and cash on hand of approximately $0.6 million. The credit agreement is scheduled to mature on May 26, 2025.

Our credit agreement contains certain financial covenants which include a maximum permitted consolidated total leverage ratio, which may limit our availability to borrow funds thereunder. The consolidated total leverage ratio is assessed quarterly based on the trailing twelve months of EBITDA, as defined in the credit agreement. The maximum permitted consolidated total leverage ratio as of June 30, 2022, and for each fiscal quarter thereafter, is 4.75 to 1.00. Our consolidated total leverage ratio was 2.16 to 1.00 as of June 30, 2022. Based on current operating plans and forecasts, we expect to remain in compliance with all covenants of the credit agreement for at least the next year.

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

The following table breaks out capital expenditures from continuing operations for the six months ended June 30, 2021 and 2022 (in thousands):

	Six Months Ended June 30,
	2021	2022
Net expansion capital expenditures	$849	$9,758

Net maintenance capital expenditures	$2,555	$3,007

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2022, that are of significance or potential significance to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Partnership is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures, as of June 30, 2022, were effective.

Changes in internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2022; (iii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2022; (iv) Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit) for the three and six months ended June 30, 2021 and 2022; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2022; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

*    Filed herewith.

#     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEKNIGHT ENERGY PARTNERS, L.P.

		By:	Blueknight Energy Partners, G.P., L.L.C.
its General Partner

Date:	August 4, 2022	By:	/s/ Matthew R. Lewis
Matthew R. Lewis
Chief Financial Officer

Date:	August 4, 2022	By:	/s/ Michael G. McLanahan
Michael G. McLanahan
Chief Accounting Officer